Form 10-Q
period 1994-12-31
JACKPOT ENTERPRISES INC
filed 1995-02-14
CIK 351903

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended December 31, 1994

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from _______________ to___________________



                           Commission File No. 1-9728

                           JACKPOT ENTERPRISES, INC.

             (Exact name of registrant as specified in its charter)


            NEVADA                             88-0169922
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)


1110 Palms Airport Drive, Las Vegas, Nevada             89119
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code     (702) 263-5555

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                              Yes   x        No

There were 9,249,319 shares of the registrant's common stock outstanding as of January 27, 1995.
                       JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                                          INDEX




Part I.   Financial Information

Item 1.   Financial Statements
            Condensed Consolidated Balance Sheets -
              December 31, 1994 and June 30, 1994
            Condensed Consolidated Statements of Income -
              Three and Six Months Ended December 31, 1994 and 1993
            Condensed Consolidated Statement of Stockholders'
              Equity - Six Months Ended December 31, 1994
            Condensed Consolidated Statements of Cash Flows -
              Six Months Ended December 31, 1994 and 1993
            Notes to Condensed Consolidated Financial
              Statements

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations

Part II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Stockholders

Item 6.   Exhibits and Reports on Form 8-K































                  JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                  (Unaudited)

                                                December 31,      June 30,
                     ASSETS                         1994            1994
                     ______                     ___________       ________
Current assets:
  Cash and cash equivalents                      $ 28,510         $ 23,543
  Short-term investments                                               509
  Prepaid expenses                                  1,639            2,057
  Deferred Federal income tax                       3,569            5,093
  Other current assets                              1,784            1,614
                                                 ________         ________
    Total current assets                           35,502           32,816
                                                 ________         ________

Property and equipment, at cost:
  Land and buildings                                2,656            2,656
  Gaming equipment                                 25,929           25,138
  Other equipment                                   4,439            4,248
  Leasehold improvements                            1,074            1,037
                                                 ________         ________
                                                   34,098           33,079
  Less accumulated depreciation                   (18,663)         (16,360)
                                                 ________         ________
                                                   15,435           16,719
Lease acquisition costs and other
  intangible assets, net of
  accumulated amortization of
  $6,145 and $6,241                                 9,259           10,278

Goodwill, net of accumulated
  amortization of $2,246 and $2,150                 5,384            5,480

Lease and other security deposits                   3,658            3,689

Other non-current assets                            4,048            4,477
                                                 ________         ________

    Total assets                                 $ 73,286         $ 73,459
                                                 ========         ========




See Notes to Condensed Consolidated Financial Statements.










                   JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands, except share data)
                                  (Unaudited)
                                  (Concluded)

                                              December 31,     June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY              1994           1994
____________________________________         ____________      ________
Current liabilities:
  Current portion of long-term debt            $ 1,387         $ 1,447
  Accounts payable                               1,971           2,011
  Due to equity investee                         1,215           2,617
  Other current liabilities                      4,780           4,719
                                               _______         _______

     Total current liabilities                   9,353          10,794

Long-term debt, less current portion               280           1,403
Deferred Federal income tax                        471             471
Accrued rent                                     3,017           2,337
Accrued pension and other liabilities            2,280           2,188
                                               _______         _______

     Total liabilities                          15,401          17,193
                                               _______         _______

Commitments and contingencies

Stockholders' equity:
  Preferred stock - authorized
    1,000,000 shares of $1 par value;
    none issued
  Common stock - authorized
    30,000,000 shares of $.01 par value;
    9,345,575 and 9,345,240 shares issued           93              93
  Additional paid-in capital                    63,370          64,844
  Accumulated deficit                           (3,703)         (6,796)
  Less 125,119 shares of common stock
    in treasury, at cost                        (1,875)         (1,875)
                                               _______         _______
     Total stockholders' equity                 57,885          56,266
     Total liabilities and
       stockholders' equity                    $73,286         $73,459
                                               =======         =======



See Notes to Condensed Consolidated Financial Statements.







                  JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             THREE AND SIX MONTHS ENDED DECEMBER 31, 1994 AND 1993
                 (Dollars in thousands, except per share data)
                                  (Unaudited)

                                   Three Months Ended   Six Months Ended
                                      December 31,        December 31,
                                    1994     1993       1994     1993
                                  ________  _______   _______  _______
Revenues:
  Route operations               $21,846   $22,075    $42,922  $43,385
  Casino operations                1,933     2,054      4,480    4,265
                                 _______   _______    _______  _______
      Totals                      23,779    24,129     47,402   47,650
                                 _______   _______    _______  _______

Costs and expenses:
  Route operations                16,420    16,021     32,280   31,766
  Casino operations                1,660     1,716      4,065    3,403
  Amortization                       664       888      1,324    1,656
  Depreciation                     1,330     1,389      2,665    2,688
  General and administrative       1,420     1,569      2,753    2,890
                                 _______   _______    _______  _______
      Totals                      21,494    21,583     43,087   42,403

Operating income                   2,285     2,546      4,315    5,247
                                 _______   _______    _______  _______
Other income (expense):
  Interest and other income          200       125        405      434
  Interest expense                   (45)      (82)      (103)    (172)
  Loss from investment in
    equity investee                         (1,742)             (1,742)
                                 _______   _______     ______  _______
      Totals                         155    (1,699)       302   (1,480)
                                 _______   _______     ______  _______

Income before income tax           2,440       847      4,617    3,767
                                 _______   _______     ______  _______

Provision (credit) for Federal
  income tax:
    Current                                    296               1,653
    Deferred                         784                1,524     (335)
                                 _______   _______    _______  _______
      Totals                         784       296      1,524    1,318
                                 _______   _______    _______  _______

Net income                       $ 1,656   $   551    $ 3,093  $ 2,449
                                 ========  =======    =======  =======
Earnings per common and
  common equivalent share        $   .18   $   .06    $   .34  $   .26
                                 =======   =======    =======  =======
Cash dividends per share of
  common stock                   $   .08   $   .08    $   .16  $   .15
                                 =======   =======    =======  =======

See Notes to Condensed Consolidated Financial Statements.


                   JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       SIX MONTHS ENDED DECEMBER 31, 1994
            (Dollars and shares in thousands, except per share data)
                                   (Unaudited)

                                                      Treasury
              Common Stock  Additional                 Stock          Total
              ____________   Paid-in   Accumulated  _____________  Stockholders'
              Shares Amount  Capital    Deficit     Shares Amount    Equity
              ______ ______ __________  ___________ _______ ______  ___________

Balance
July 1, 1994   9,345   $93   $64,844      $(6,796)   (125)  $(1,875)   $56,266

Cash dividends
($.16 per
 share)                       (1,474)                                   (1,474)

Issurance of
  shares on
  exercise of
  stock options    1

Net income                                  3,093                        3,093
               _____   ___   _______      _______    ____   _______    _______
Balance
December 31,
1994           9,346   $93   $63,370      $(3,703)   (125)  $(1,875)   $57,885
               =====   ===   =======      =======    ====   =======    =======






















See Notes to Condensed Consolidated Financial Statements.





                   JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED DECEMBER 31, 1994 AND 1993
                             (Dollars in thousands)
                                  (Unaudited)

                                                            1994     1993
                                                          _______  _______
Operating activities:
  Net income                                              $ 3,093  $ 2,449
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                         3,989    4,344
      Deferred Federal income tax                           1,524     (335)
      Gain on sales, exchanges and retirements of assets     (161)     (36)
      Loss from investment in equity investee                        1,742
      Other                                                   (75)
      Increase (decrease) from changes in:
        Prepaid expenses and other current assets             248       10
        Other non-current assets                              (81)     370
        Accounts payable                                      (40)    (102)
        Other current liabilities                             211     (794)
        Accrued rent                                          680      660
        Other liabilities                                      92     (368)
                                                          _______  _______
          Net cash provided by operating activities         9,480    7,940
                                                          _______  _______
Investing activities:
  Purchases of short-term investments                                   (8)
  Proceeds from sales of short-term investments               509    8,933
  Net proceeds (advances) to location operators              (124)      67
  Proceeds from sale of other non-current asset               217
  Proceeds from sales of property and equipment                82      371
  Purchases of property and equipment                      (1,439)  (7,934)
  Advances to equity investee                              (1,402)  (2,075)
  Increase in lease acquisition costs and other
    intangible assets                                        (209)  (2,312)
  Lease and other security deposits                            31   (2,206)
  Increase in other assets related to casino facility                 (984)
  Other                                                               (297)
                                                          _______  _______
          Net cash used in investing activities            (2,335)  (6,445)
                                                          _______  _______
Financing activities:
  Proceeds from long-term debt                                         255
  Payments of long-term debt                                 (704)    (632)
  Proceeds from issuance of common stock                               355
  Dividends paid                                           (1,474)  (1,403)
                                                          _______  _______
          Net cash used in financing activities            (2,178)  (1,425)
                                                          _______  _______

See Notes to Condensed Consolidated Financial Statements.





                     JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED DECEMBER 31, 1994 AND 1993
                                (Dollars in thousands)
                                     (Unaudited)
                                     (Concluded)

Net increase in cash and cash equivalents                   4,967       70
Cash and cash equivalents at beginning of period           23,543   18,993
                                                          _______  _______

Cash and cash equivalents at end of period                $28,510  $19,063
                                                          =======  =======


Supplemental disclosures of cash flow data:
  Cash paid during the period for:
    Interest                                              $   103  $   172
    Federal income tax                                             $ 2,200
  Non-cash financing activity:  assumption of
    debt upon sale of other non-current asset             $   479

    See Notes to Condensed Consolidated Financial Statements.

































                        JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General:
             In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly Jackpot's financial position as of December
             31, 1994, and the results of its operations for the three and six months ended December 31, 1994 and 1993 and its cash flows for the six months ended December 31, 1994 and 1993. Information included in the condensed consolidated balance sheet as of June 30, 1994 has been derived from Jackpot's Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended June 30, 1994 (the "1994 Form 10-K").

             The earnings for the three and six months ended December 31, 1994 and 1993 are not necessarily indicative of results for a full year.

Note 2 - Earnings per share:
             Earnings per share for the three months ended December 31, 1994 and 1993 and the six months ended December 31, 1994 are computed by dividing net income of $1,656,000, $551,000 and $3,093,000, respectively, by the weighted average number of common shares outstanding of 9,220,000, 9,205,000 and 9,220,000, respectively.
             Stock options and warrants have been excluded from those computations because they had no effect or were antidilutive on earnings per share. Earnings per share for the six months ended December 31, 1993 is computed by dividing (i) net income, as adjusted (see Note 1 of Notes to Consolidated Financial Statements in the 1994 Form 10-K for a description of the adjustments), by (ii) the weighted average number of common shares outstanding adjusted for the number of common share equivalents attributable to stock options and warrants. The net income, as adjusted, used for the computation for the six months ended December 31, 1993 was $2,720,000 and the weighted average number of common shares and common share equivalents used in the computation for the six months ended December 31, 1993 was 10,306,000.

Note 3 - Stockholders' equity:
           Cash dividends:
             During the six months ended December 31, 1994, Jackpot paid cash dividends of approximately $1,474,000 ($.16 per common share). On January 9, 1995, Jackpot's Board of Directors declared a quarterly dividend of $.08 per common share (approximately $738,000) for the quarter ended December 31, 1994 which was paid on February 3, 1995 to stockholders of record on January 20, 1995.

           The 1992 Incentive and Non-qualified Stock Option Plan:
             On September 30, 1994, the exercise price of the June 30, 1994 grant of nonqualified stock options to purchase an aggregate of 82,500 shares of common stock (27,500 each to three directors) was vested at $9.50 per share, the fair market value of the stock on that date, pursuant to the terms of the 1992 Incentive and Non-qualified Stock Option Plan (the "1992 Plan").
             See Note 8 of Notes to Consolidated Financial Statements in the


                        JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Stockholders' equity (continued):
           The 1992 Incentive and Non-qualified Stock Option Plan (concluded):
             1994 Form 10-K for further information regarding the 1992 Plan and option grants.

             On August 17, 1994, a committee of the Board of Directors granted non-qualified stock options to certain officers and employees to purchase 171,000 shares of common stock at the then fair market value of $8.50 per share. Such options are exercisable for a period of five years from the date of the grant. Also on August 17, 1994, the Board approved certain amendments (the "Amendments") to the 1992 Plan which were approved by Jackpot's stockholders on January 10, 1995 at the Annual Meeting of Stockholders. The Amendments increased the number of shares of common stock authorized for issuance pursuant to the 1992 Plan from 1,045,000 shares to 2,545,000 shares and allowed for the possibility of extending the period of time under which options to purchase common stock may be exercised under certain circumstances.

             In connection with the employment of Don R. Kornstein (see Note
             4), as President, Chief Executive Officer and Director effective September 8, 1994, Mr. Kornstein was granted options to purchase up to 700,000 shares of Jackpot common stock at $9.25 per share. The exercise price per share was 100% of the fair market value on September 8, 1994. These options will vest in equal installments on each September 8 of 1995, 1996 and 1997, respectively, subject to earlier vesting upon the achievement of certain earnings tests, or a certain stock price test or upon a change in control, as defined in Mr. Kornstein's employment agreement. Such options expire ten years from the date of grant and remain exercisable for a period of 18 months following the termination of Mr. Kornstein's contract under certain circumstances.

           Other nonqualified stock options:
             On August 17, 1994, the Board of Directors extended from October 18, 1994 to October 18, 1999 at the same exercise price the expiration date of options to purchase an aggregate of 220,617 shares of common stock originally granted on October 18, 1989 at $9.19 per share to three directors and an officer. The exercise price was in excess of 100% of the fair market value of the common stock on the date of the extension of the grants.

           Common stock surrendered in exercise of nonqualified stock options:
             In January 1995, as consideration for the issuance of common stock pursuant to the exercise of nonqualified stock options, three directors surrendered 66,642 shares (22,214 shares each) of common stock with an aggregate fair market value of $599,772 ($199,924 each), or $9.00 per share, the fair market value of the common stock based on the closing market price on the exercise date. Such shares were recorded as treasury stock and the exchanges were treated as "non-cash" transactions in January 1995.




                        JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Stockholders' equity (concluded):
           Common stock warrants:
             As of December 31, 1994, there were 1,588,195 warrants outstanding and 1,747,015 shares of common stock reserved for issuance upon exercise of such warrants (see Note 8 of Notes to Consolidated Financial Statements in the 1994 Form 10-K).

Note 4 - Commitments and contingencies:
           Employment agreements:
             Jackpot entered into an employment agreement with Mr. Kornstein effective September 8, 1994 which expires on September 30, 1997 but will automatically be extended for additional one year periods on each October 1 commencing October 1, 1995 unless notice is given by the Company or Mr. Kornstein. The aggregate commitment for future salaries at December 31, 1994, excluding bonuses, under all of Jackpot's employment agreements (see Note 10 of Notes to Consolidated Financial Statements in the 1994
             Form 10-K) is approximately $2,700,000. Mr. Kornstein's employment agreement provides for a bonus per fiscal year equal to (i) 2% of all amounts up to the first $5 million by which earnings before interest, taxes, depreciation and amortization, as defined ("EBITDA") for such fiscal year exceeds $10 million,
             (ii) 4% of all amounts up to the first $5 million by which EBITDA for such fiscal year exceeds $15 million, (iii) 5% of all amounts up to the first $5 million by which EBITDA for such fiscal year exceeds $20 million, (iv) 6% of all amounts up to the first $5 million by which EBITDA for such fiscal year exceeds $25 million, plus (v) 7% of all amounts by which EBITDA for such fiscal year exceeds $30 million. In addition, Mr. Kornstein's employment agreement provides for the payment of amounts equal to three years' his annual compensation including bonuses if there is a termination of his employment. The minimum contingent liability at December 31, 1994 under all of Jackpot's employment and severance agreements is approximately $2,800,000.

           Financial instruments with concentration of credit risk:
             Phar-Mor, a large chain store, is currently under Chapter 11 of the U.S. Bankruptcy Code (see Note 10 of Notes to Consolidated Financial Statements in the 1994 Form 10-K).
             As of December 31, 1994, Jackpot had approximately $1,500,000 of costs related to lease deposits, prepaid rent and other lease connected expenditures for Phar-Mor.

           Postemployment benefits:
             The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits" ("SFAS 112"), which is effective for fiscal years beginning after December 15, 1993. This Statement establishes accounting standards for employers who provide postemployment benefits to former or inactive employees, their beneficiaries and covered dependents, after employment but before retirement and requires employers to accrue such benefits if attributable to employees' services previously rendered.



                          JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Commitments and contingencies (concluded):
           Postemployment benefits (concluded):
             Effective July 1, 1994, Jackpot adopted the provisions of SFAS
             112. Since Jackpot does not provide any significant benefits as described in SFAS 112, the cumulative effect of adopting SFAS 112 for years prior to fiscal 1995 was not material.

           Letter of credit:
             In November 1993, Jackpot and the Mississippi Power & Light Company ("MP&L") entered into a one-year letter of credit whereby Jackpot guaranteed that it would use $1 million of electric service in connection with the Tunica Facility
             (see Note 10 of Notes to Consolidated Financial Statements in the 1994 Form 10-K). In December 1994, Jackpot and MP&L entered into a settlement and release agreement pursuant to which the letter of credit was terminated. The settlement did not have a material affect on Jackpot's financial position or its results of operations.







































Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Capital Resources and Liquidity


     Cash Flows:

     Jackpot's principal sources of cash in the six months ended December 31, 1994 (the "1994 six months") consisted of the cash flows from operating activities and its available cash, cash equivalents and short-term investments which, at June 30, 1994, approximated $24.1 million. Net cash provided by operating activities approximated $9.5 million in the 1994 six months, which exceeded the net cash used by investing and financing activities by approximately $5.0 million in the 1994 six months.

     Net cash used in investing activities in the 1994 six months was approximately $2.3 million which included cash used of approximately
$3.2 million and cash received of approximately $.9 million. Of the $3.2 million, $1.4 million was used for advances to the dockside casino facility in Tunica County, Mississippi (the "Tunica Facility"), which closed permanently on July 8, 1994. Such advances to the Tunica Facility were used for payment toward Jackpot's share of unpaid liabilities and estimated closing costs, which were fully accrued as of June 30, 1994. Management has estimated that Jackpot will be required to advance an additional amount of approximately $1.2 million in the remainder of fiscal 1995 in connection with Jackpot's share of remaining unpaid liabilities and closing costs of the Tunica Facility, which amounts have also been fully accrued (see Note 5 of Notes to Consolidated Financial Statements in Jackpot's 1994 Form 10-K). The remaining
$1.8 million of cash used in investing activities consisted primarily of the purchase of equipment. The $.9 million of cash received from investing activities included aggregate proceeds from sales of short-term investments and sales of certain assets.

     Net cash used in financing activities in the 1994 six months was approximately $2.2 million which resulted from the payment of approximately $.7 million of long-term debt and the payment of approximately $1.5 million of dividends.

     Liquidity:

     At December 31, 1994, Jackpot had cash, cash equivalents and short-term investments of approximately $28.5 million, an increase of approximately $4.4 million from the beginning of the 1994 six months. Primarily as a result of that increase, as well as the investing and financing activities described above, Jackpot's working capital and current ratio increased to approximately $26.1 million and 3.8 to 1, respectively, at December 31, 1994, from approximately $22.0 million and 3.0 to 1, respectively, at June 30, 1994.

     Management believes Jackpot's working capital and cash generated from operations will be sufficient to enable Jackpot to meet its planned capital expenditures, meet its debt service requirements on its existing debt, pay quarterly cash dividends pursuant to Jackpot's dividend policy and meet its other ongoing cash requirements as they become due in fiscal 1995.
With respect to planned capital expenditures, management anticipates Jackpot will purchase approximately $2.6 million of property and equipment, exclusive of business acquisitions, in the remainder of fiscal 1995 to be used in existing and currently planned new locations.

     Jackpot continues to selectively explore various potential acquisitions and expansion opportunities both in and outside Nevada. Management believes working capital and cash generated from operations will be sufficient to enable Jackpot to continue its expansion; however, Jackpot may seek additional debt or equity financing to facilitate such acquisitions and expansion.

Results of Operations

     Revenues:

     Total revenues in the three months ended December 31, 1994 (the "1994 three months") decreased approximately $.3 million, from $24.1 million in the three months ended December 31, 1993 (the "1993 three months") to $23.8 million in the 1994 three months, while total revenues in the 1994 six months decreased approximately $.2 million, from $47.6 million in the six months ended December 31, 1993 (the "1993 six months") to $47.4 million in the 1994 six months. The decreases in total revenues of $.3 million and $.2 million were the net result of decreases of $.2 million (from $22.1 million in the 1993 three months to $21.9 million in the 1994 three months) and $.4 million (from $43.3 million in the 1993 six months to $42.9 million in the 1994 six months), respectively, in gaming route operations revenues and a decrease of $.1 million
(from $2.0 million in the 1993 three months to $1.9 million in the 1994 three months) and an increase of $.2 million (from $4.3 million in the 1993 six months to $4.5 million in the 1994 six months), respectively, in casino operations revenues.

     The decreases in gaming route operations revenues of $.2 million and $.4 million resulted from a combination of additional revenues generated from existing and new locations, net of lost revenues from terminated locations. In the 1994 three months and 1994 six months, new locations generated approximately $2.2 million and $3.7 million, respectively, of revenues, while existing locations generated approximately $.9 million and $2.7 million, respectively, in additional revenues. Terminated locations had generated $3.3 million and $6.8 million, in revenues in the 1993 three months and 1993 six months, respectively. The loss of the revenues generated at the terminated locations was primarily due to the expiration of the Company's right to operate at certain locations of a major retail chain store customer (the "Customer") on June 30, 1994 (see Item 1 - Business - Gaming Route Operations in the 1994 Form 10-K). Jackpot generated approximately 9% of its total revenues and a significantly greater percentage of its total operating income from operations at locations of the Customer during the year ended June 30, 1994.

     The decrease in casino operations revenues in the 1994 three months was primarily the result of a decrease in gaming play. The increase in casino operations revenues in the 1994 six months was primarily due to the commencement in July 1994 of operations of Water Street Casino, Inc. dba the Post Office Casino (the "Post Office Casino") which was downsized and converted into a gaming route location in the 1994 three months.

     Cost and expenses:

     Route operations expenses in the 1994 three months and 1994 six months increased approximately $.4 million (from $16.0 million in the 1993 three months to $16.4 million in the 1994 three months) and $.5 million (from $31.8 million in the 1993 six months to $32.3 million in the 1994 six months) and, as a percentage of route operations revenues, increased to 75.2% in the respective 1994 periods from 72.6% and 73.2% in the respective 1993 periods. The increases of $.4 million and $.5 million over the 1993 periods were attributable to increases of $.3 million and $.1 million, respectively, in location rent and increases of $.1 million and $.4 million, respectively, in payroll costs. Route operations expenses increased as a percentage of route operations revenues primarily because of the loss of the Customer, with which route operations expenses were lower as a percentage of route operations revenues than Jackpot's prior year overall percentage. Although Jackpot was able to replace a substantial portion of the revenues lost with revenues generated by new and existing locations, generally the costs associated with revenues generated at new locations have been greater as a percentage of revenues than have the costs associated with the lost revenues. With respect to location rent, which is the single largest route operation expense, no contract with a material effect on operating results expires in the current fiscal year. See Item 1 - Business - Gaming Route Operations in the 1994
Form 10-K for a further description of the Company's lease and license agreements.

     Casino operations expenses in the 1994 three months remained constant at approximately $1.7 million compared to the 1993 three months and, as a percentage of casino operations revenues increased to 85.9% in the 1994 three months from 83.5% in the 1993 three months due primarily to slightly lower revenues in the 1994 three months as compared to the 1993 three months. Casino operations expenses in the 1994 six months increased approximately
$.7 million (from $3.4 million in the 1993 six months to $4.1 million in the 1994 six months) and, as a percentage of casino operations revenues, casino operations expenses increased to 90.7% in the 1994 six months from 79.8% in the 1993 six months due to the lower than expected revenues of the Post Office Casino. As a result of the operating performance of the Post Office Casino, which generated an operating loss of approximately
$.2 million in the three months ended September 30, 1994, Jackpot, with the concurrence of the location's landlord and approval of the applicable gaming authorities, reduced the size of gaming operations at the location from 175 gaming machines to 70 gaming machines and began conducting operations as a gaming route location in the 1994 three months. Such decision resulted in a one-time charge of $.2 million in the 1994 six months to casino operations expenses for costs associated with the changes.

     Amortization expense in the 1994 three months decreased by approximately $.2 million (from $.9 million in the 1993 three months to $.7 million in the 1994 three months) and in the 1994 six months decreased by approximately
$.3 million (from $1.6 million in the 1993 six months to $1.3 million in the 1994 six months). The decrease in amortization expense in the 1994 periods was primarily attributable to the decrease in amortization expense related to certain locations whose lease acquisitions costs were fully amortized as of June 30, 1994.

     General and administrative expenses in both the 1994 three months and the 1994 six months decreased approximately $.1 million (from $1.5 million in the 1993 three months to $1.4 million in the 1994 three months and from $2.9 million in the 1993 six months to $2.8 million in the 1994 six months) primarily due to decreases in development costs and a minor gain from a sale of a parcel of land in Henderson, Nevada.

     With respect to other non-operating income and expense, the 1993 periods included Jackpot's loss from the Tunica Facility of approximately $1.7 million. The 1994 periods do not have any losses from the Tunica Facility because, as previously described, Jackpot permanently closed the Tunica Facility on July 8, 1994 and had accrued as of June 30, 1994 an estimate for all anticipated closing costs associated with the closure.

     The effective tax rate was approximately 32% in the 1994 three months and approximately 33% in the 1994 six months, which were lower than the 35% rate in the 1993 periods primarily because of the increase in estimated tax benefits from tax-exempt interest income.

     General:

     Operating income decreased approximately $.2 million in the 1994 three months (from $2.5 million in the 1993 three months to $2.3 million in the 1994 three months) and $.9 million in the 1994 six months (from $5.2 million in the 1993 six months to $4.3 million in the 1994 six months). The decreases in operating income of $.2 million and $.9 million were due to the previously described effect on gaming route operations of the expiration of the Company's right to operate at certain locations of the Customer on June 30, 1994.

     Net income increased approximately $1.1 million in the 1994 three months (from $.6 million in the 1993 three months to $1.7 million in the 1994 three months) and $.6 million in the 1994 six months (from $2.5 million in the 1993 six months to $3.1 million in the 1994 six months) due to the results of operations described above. Earnings per share in the 1994 three months and the 1994 six months were $.18 and $.34 per share, respectively, compared to earnings per share in the 1993 three months and the 1993 six months of $.06 and $.26 per share, respectively.





































PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Stockholders

         (a) Jackpot's 1994 Annual Meeting of Stockholders was held on January 10, 1995.

         (b) Proxies were solicited by Jackpot's management without opposition and all nominees were elected to hold office until the next annual meeting as described in the Proxy Statement dated November 21, 1994.

         (c) The matters voted upon and the results of the voting included the following: (1) the stockholders voted 8,281,406 shares "FOR", 382,550 shares "AGAINST", and 73,414 shares
              "ABSTAINING" to approve the appointment of Deloitte & Touche as Jackpot's independent auditors for fiscal 1995; and (2) the stockholders voted 4,956,214 shares "FOR",1,828,893 shares "AGAINST", and 116,703 shares "ABSTAINING" to approve certain amendments to the 1992 Incentive and Non-qualified Stock Option Plan to increase the number of shares of common stock authorized for issuance from 1,045,000 shares to 2,545,000 shares and to allow for the possibility of extending the period of time under which options to purchase common stock may be exercised under certain circumstances.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              Exhibit 11.1 - Computation of Earnings Per Common Share for the three and six months ended December 31, 1994 and 1993.

              Exhibit 27.1 - Financial Data Schedule (electronic filing only)

         (b) Reports on Form 8-K - No Form 8-K was filed for the three months ended December 31, 1994.

                               Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              JACKPOT ENTERPRISES, INC.
                              _________________________
                                   (Registrant)

                              By: /s/ FREDERICK SANDVICK
                              __________________________
                              FREDERICK SANDVICK
                              Executive Vice President and
                              Chief Financial Officer

Date:  February 10, 1995