Form 10-Q
period 1995-03-31
JACKPOT ENTERPRISES INC
filed 1995-05-12
CIK 351903

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549
                                        FORM 10-Q


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarter ended March 31, 1995

                                            OR

     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from _______________to___________________

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

                                   Yes   x        No

There were 9,249,803 shares of the registrant's common stock outstanding as of May 5, 1995.



                        JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                                           INDEX




     Part I.   Financial Information

     Item 1.   Financial Statements
                  Condensed Consolidated Balance Sheets -
                    March 31, 1995 and June 30, 1994
                  Condensed Consolidated Statements of Income -
                    Three and Nine Months Ended March 31, 1995 and 1994
                  Condensed Consolidated Statement of Stockholders'
                    Equity - Nine Months Ended March 31, 1995
                  Condensed Consolidated Statements of Cash  Flows -
                    Nine Months Ended March 31, 1995 and 1994
                  Notes to Condensed Consolidated Financial Statements

     Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations

     Part II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K



































                     JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Dollars in thousands)
                                    (Unaudited)

                                                     March 31,     June 30,
                        ASSETS                         1995         1994
                        ______                       ________      _______
     Current assets:
       Cash and cash equivalents                     $ 30,892      $ 23,543
       Short-term investments                                           509
       Prepaid expenses                                 1,391         2,057
       Deferred Federal income tax                      2,744         5,093
       Other current assets                             1,883         1,614
                                                     ________      ________
         Total current assets                          36,910        32,816
                                                     ________      ________

     Property and equipment, at cost:
       Land and buildings                               2,656         2,656
       Gaming equipment                                26,172        25,138
       Other equipment                                  4,098         4,248
       Leasehold improvements                             709         1,037
                                                     ________      ________
                                                       33,635        33,079
       Less accumulated depreciation                  (18,516)      (16,360)
                                                     ________      ________
                                                       15,119        16,719
     Lease acquisition costs and other
       intangible assets, net of
       accumulated amortization of
       $6,708 and $6,241                                8,944        10,278

     Goodwill, net of accumulated
       amortization of $2,294 and $2,150                5,336         5,480

     Lease and other security deposits                  3,663         3,689

     Other non-current assets                           2,715         4,477
                                                     ________      ________

        Total assets                                 $ 72,687      $ 73,459
                                                     ========      ========




     See Notes to Condensed Consolidated Financial Statements.









                        JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                        (Dollars in thousands, except share data)
                                       (Unaudited)
                                       (Concluded)

                                                     March 31,    June 30,
     LIABILITIES AND STOCKHOLDERS' EQUITY              1995         1994
     ____________________________________            ________     _______
     Current liabilities:
       Current portion of long-term debt             $ 1,037      $ 1,447
       Accounts payable                                1,120        2,011
       Due to equity investee                            194        2,617
       Other current liabilities                       5,103        4,719
                                                     _______      _______

          Total current liabilities                    7,454       10,794

     Long-term debt, less current portion                276        1,403
     Deferred Federal income tax                         471          471
     Accrued rent                                      3,250        2,337
     Accrued pension and other liabilities             2,326        2,188
                                                     _______      _______

          Total liabilities                           13,777       17,193
                                                     _______      _______

     Commitments and contingencies

     Stockholders' equity:
       Preferred stock - authorized
         1,000,000 shares of $1 par value;
         none issued
       Common stock - authorized
         30,000,000 shares of $.01 par value;
         9,441,580 and 9,345,240 shares issued            94           93
       Additional paid-in capital                     63,322       64,844
       Accumulated deficit                            (2,031)      (6,796)
       Less 191,767 and 125,119 shares of common
         stock in treasury, at cost                   (2,475)      (1,875)
                                                     _______      _______
          Total stockholders' equity                  58,910       56,266
                                                     _______      _______
          Total liabilities and
            stockholders' equity                     $72,687      $73,459
                                                     =======      =======


     See Notes to Condensed Consolidated Financial Statements.






                       JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   THREE AND NINE MONTHS ENDED MARCH 31, 1995 AND 1994
                      (Dollars in thousands, except per share data)
                                       (Unaudited)

                                      Three Months Ended   Nine Months Ended
                                           March 31,          March 31,
                                        1995      1994       1995     1994
                                      _______    _______   _______   _______
Revenues:
  Route operations                    $22,141    $23,119   $65,063   $66,504
  Casino operations                     2,096      1,780     6,576     6,045
                                      _______    _______   _______   _______
    Totals                             24,237     24,899    71,639    72,549
                                      _______    _______   _______   _______

Costs and expenses:
  Route operations                     16,685     16,696    48,965    48,462
  Casino operations                     1,881      1,610     5,946     5,013
  Amortization                            750        755     2,074     2,411
  Depreciation                          1,342      1,562     4,007     4,250
  General and administrative            1,375      1,585     4,128     4,475
                                      _______    _______   _______   _______
    Totals                             22,033     22,208    65,120    64,611
                                      _______    _______   _______   _______

Operating income                        2,204      2,691     6,519     7,938
                                      _______    _______   _______   _______
Other income (expense):
  Interest and other income               315        116       720       550
  Interest expense                        (22)       (88)     (125)     (260)
  Loss from investment in
    equity investee                                 (708)             (2,450)
                                      _______    _______   _______   _______
    Totals                                293       (680)      595    (2,160)
                                      _______    _______   _______   _______

Income before income tax                2,497      2,011     7,114     5,778
                                      _______    _______   _______   _______
Provision (credit) for Federal
  income tax:
    Current                                        1,344               2,997
    Deferred                              825       (640)    2,349      (975)
                                      _______    _______   _______    ______
    Totals                                825        704     2,349     2,022
                                      _______    _______   _______   _______
Net income                            $ 1,672    $ 1,307   $ 4,765   $ 3,756
                                      =======    =======   =======   =======
Earnings per common and
  common equivalent share             $   .18    $   .14   $   .52   $   .40
                                      =======    =======   =======   =======

Cash dividends per share of
  common stock                        $   .08    $   .08   $   .24   $   .23
                                      =======    =======   =======   =======

See Notes to Condensed Consolidated Financial Statements.



                         JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             NINE MONTHS ENDED MARCH 31, 1995
                 (Dollars and shares in thousands, except per share data)
                                        (Unaudited)

                                                   Treasury
               Common Stock Additional              Stock            Total
              _____________  Paid-in  Accumulated _____________   Stockholders'
              Shares Amount   Capital   Deficit   Shares Amount      Equity
              ______ ______  ________ __________  ______ ______   ____________
Balance
July 1, 1994  9,345   $93    $64,844   $(6,796)    (125) $(1,875)    $56,266

Tax benefit
from stock
options                           86                                      86

Cash
dividends
($.24 per
share)                        (2,214)                                 (2,214)

Issuance and
receipt of
shares on
exercise of
stock options    97     1        606                (67)    (600)          7

Net income                               4,765                         4,765
              _____   ___    _______   _______     ____  _______     _______

Balance
March 31,
1995          9,442   $94    $63,322   $(2,031)    (192) $(2,475)    $58,910
              =====   ===    =======   =======     ====  =======     =======
















See Notes to Condensed Consolidated Financial Statements.

                   JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     NINE MONTHS ENDED MARCH 31, 1995 AND 1994
                               (Dollars in thousands)
                                   (Unaudited)

                                                               1995      1994
                                                             ________  ________
Operating activities:
  Net income                                                 $ 4,765   $  3,756
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                            6,081      6,661
      Deferred Federal income tax                              2,349       (975)
      (Gain) loss on sales, exchanges and retirements of
        assets                                                  (133)        62
      Loss from investment in equity investee                             2,450
      Other                                                     (200)
      Increase (decrease) from changes in:
        Prepaid expenses and other current assets                427      1,406
        Other non-current assets                                 204        431
        Accounts payable                                        (891)      (230)
        Other current liabilities                                134       (602)
        Accrued rent                                             913        995
        Other liabilities                                        138       (333)
                                                             _______   ________
          Net cash provided by operating activities           13,787     13,621
                                                             _______   ________
Investing activities:
  Purchases of short-term investments                                        (8)
  Proceeds from sales of short-term investments                  509     10,590
  Net proceeds (advances) to location operators                  180        123
  Proceeds from sale of other non-current assets                 617
  Proceeds from sales of property and equipment                  204        395
  Purchases of property and equipment                         (2,615)   (11,849)
  Advances to equity investee                                 (1,498)    (2,075)
  Increase in lease acquisition costs and other
    intangible assets                                           (596)    (2,489)
  Lease and other security deposits                               26     (2,180)
  Increase in other assets related to casino facility                      (984)
  Other                                                                    (505)
                                                             _______   ________
          Net cash used in investing activities               (3,173)    (8,982)
                                                             _______   ________


Financing activities:
  Proceeds from long-term debt                                              275
  Payments of long-term debt                                  (1,058)      (963)
  Proceeds from issuance of common stock                           7        355
  Dividends paid                                              (2,214)    (2,142)
                                                             _______   ________
          Net cash used in financing activities               (3,265)    (2,475)
                                                             _______   ________

Net increase in cash and cash equivalents                      7,349      2,164
Cash and cash equivalents at beginning of period              23,543     18,993
                                                             _______   ________
Cash and cash equivalents at end of period                   $30,892   $ 21,157
                                                             =======   ========
Supplemental disclosures of cash flow data:
  Cash paid during the period for:
    Interest                                                 $   125   $    247
    Federal income tax                                                 $  2,400
  Non-cash financing activities:
    Assumption of debt upon sale of other non-current asset  $   479
    Common stock surrendered in exercise of stock options    $   600

See Notes to Condensed Consolidated Financial Statements.

































                         JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General:
            In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly Jackpot's financial position as of March 31, 1995, and the results of its operations for the three and nine months ended March 31, 1995 and 1994 and its cash flows for the nine months ended March 31, 1995 and 1994. Information included in the condensed consolidated balance sheet as of June 30, 1994 has been derived from Jackpot's Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended June 30, 1994 (the "1994 Form 10-K").

            The earnings for the three and nine months ended March 31, 1995 and 1994 are not necessarily indicative of results for a full year.

Note 2 - Earnings per share:
            Earnings per share for the three months ended March 31, 1995 and 1994 and the nine months ended March 31, 1995 are computed by dividing net income of $1,672,000, $1,307,000 and $4,765,000, respectively, by the weighted average number of common shares outstanding of 9,247,000, 9,230,000 and 9,229,000, respectively.
            Stock options and warrants have been excluded from those computations because they had no effect or were antidilutive on earnings per share. Earnings per share for the nine months ended March 31, 1994 is computed by dividing (i) net income, as adjusted (see Note 1 of Notes to Consolidated Financial Statements in the 1994 Form 10-K for a description of the adjustments), by
            (ii) the weighted average number of common shares outstanding adjusted for the number of common share equivalents attributable to stock options and warrants. The net income, as adjusted, used for the computation for the nine months ended March 31, 1994 was $4,027,000 and the weighted average number of common shares and common share equivalents used in the computation for the nine months ended March 31, 1994 was 9,947,000.

Note 3 - Stockholders' equity:
           Cash dividends:
            During the nine months ended March 31, 1995, Jackpot paid cash dividends of approximately $2,214,000 ($.24 per common share). On April 7, 1995, Jackpot's Board of Directors declared a quarterly dividend of $.08 per common share (approximately $740,000) for the quarter ended March 31, 1995 which was paid on April 28, 1995 to stockholders of record on April 17,1995.













Note 3 - Stockholders' equity (continued):
           The 1992 Incentive and Non-qualified Stock Option Plan:
            On September 30, 1994, the exercise price of the June 30, 1994 grant of nonqualified stock options to purchase an aggregate of 82,500 shares of common stock (27,500 each to three directors) was vested at $9.50 per share, the fair market value of the stock on that date, pursuant to the terms of the 1992 Incentive and Non-qualified Stock Option Plan (the "1992 Plan"). See Note 8 of Notes to Consolidated Financial Statements in the 1994 Form 10-K for further information regarding the 1992 Plan and option grants.

            On August 17, 1994, a committee of the Board of Directors granted non-qualified stock options to certain officers and employees to purchase 171,000 shares of common stock at the then fair market value of $8.50 per share. Such options are exercisable for a period of five years from the date of the grant. See Note 6 for further information regarding the subsequent cancellation of options held by two former officers. Also on August 17, 1994, the Board approved certain amendments (the "Amendments") to the 1992 Plan which were approved by Jackpot's stockholders on January 10, 1995 at the Annual Meeting of Stockholders. The Amendments increased the number of shares of common stock authorized for issuance pursuant to the 1992 Plan from 1,045,000 shares to 2,545,000 shares and allowed for the possibility of extending the period of time under which options to purchase common stock may be exercised under certain circumstances.

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


















Note 3 - Stockholders' equity (concluded):
           Other nonqualified stock options:
            On August 17, 1994, the Board of Directors extended from October 18, 1994 to October 18, 1999 at the same exercise price the expiration date of options to purchase an aggregate of 220,617 shares of common stock originally granted on October 18, 1989 at $9.19 per share to three directors and an officer. The exercise price was in excess of 100% of the fair market value of the common stock on the date of the extension of the grants.

           Common stock surrendered in exercise of nonqualified stock options:
            In January 1995, as consideration for the issuance of common stock pursuant to the exercise of nonqualified stock options, three directors surrendered an aggregate of 66,642 shares (22,214 shares each) of common stock with an aggregate fair market value of $599,772 ($199,924 each), or $9.00 per share, the fair market value of the common stock based on the closing market price on the exercise date. Such shares were recorded as treasury stock and the exchanges were treated as "non-cash" transactions in January 1995.

           Common stock warrants:
            As of March 31, 1995, there were 1,588,195 warrants outstanding and 1,747,015 shares of common stock reserved for issuance upon exercise of such warrants (see Note 8 of Notes to Consolidated Financial Statements in the 1994 Form 10-K).

Note 4 - Commitments and contingencies:
           Employment agreements:
            Jackpot entered into an employment agreement with Mr. Kornstein effective September 8, 1994 which expires on September 30, 1997 but will automatically be extended for additional one year periods on each October 1 commencing October 1, 1995 unless notice is given by the Company or Mr. Kornstein. The aggregate commitment for future salaries at March 31, 1995, excluding bonuses, under all of Jackpot's employment agreements (see Note 10 of Notes to Consolidated Financial Statements in the 1994 Form 10-K) is approximately $2,200,000. Mr. Kornstein's employment agreement provides for a bonus per fiscal year equal to (i) 2% of all amounts up to the first $5 million by which earnings before interest, taxes, depreciation and amortization, as defined ("EBITDA") for such fiscal year exceeds $10 million, (ii) 4% of all amounts up to the first $5 million by which EBITDA for such fiscal year exceeds $15 million, (iii) 5% of all amounts up to the first $5 million by which EBITDA for such fiscal year exceeds $20 million, (iv) 6% of all amounts up to the first $5 million by which EBITDA for such fiscal year exceeds $25 million, plus (v) 7% of all amounts by which EBITDA for such fiscal year exceeds $30 million. In addition, Mr. Kornstein's employment agreement provides for the payment of amounts equal to three years his annual compensation including bonuses if there is a termination of his employment. The minimum contingent liability at March 31, 1995 under all of Jackpot's employment and severance agreements was approximately $2,800,000.







Note 4 - Commitments and contingencies (concluded):
           Financial instruments with concentration of credit risk:
            Phar-Mor, a large chain store, is currently under Chapter 11 of the U.S. Bankruptcy Code (see Note 10 of Notes to Consolidated Financial Statements in the 1994 Form 10-K). As of March 31,
            1995, Jackpot had approximately $1,400,000 of costs related to lease deposits, prepaid rent and other lease connected expenditures for Phar-Mor.

           Postemployment benefits:
            The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits" ("SFAS 112"), which is effective for fiscal years beginning after December 15, 1993. This Statement establishes accounting standards for employers who provide postemployment benefits to former or inactive employees, their beneficiaries and covered dependents, after employment but before retirement and requires employers to accrue such benefits if attributable to employees services previously rendered. Effective July 1, 1994, Jackpot adopted the provisions of
            SFAS 112. Since Jackpot does not provide any significant postemployment benefits as described in SFAS 112, the cumulative effect of adopting SFAS 112 for years prior to fiscal 1995 was not material.

           Letter of credit:
            In November 1993, Jackpot and the Mississippi Power & Light Company ( MP&L ) entered into a one-year letter of credit whereby Jackpot guaranteed that it would use $1 million of electric service in connection with the dockside casino facility in Tunica County, Mississippi (the "Tunica Facility"), which closed permanently on July 8, 1994 (see Note 10 of Notes to Consolidated Financial Statements in the 1994 Form 10-K). In December 1994, Jackpot and MP&L entered into a settlement and release agreement pursuant to which the letter of credit was terminated.

            The settlement did not have a material effect on Jackpot's financial position or its results of operations.

Note 5 - Other transactions:
           Settlement agreement:
            On February 28, 1995, Jackpot entered into a settlement agreement with Winners Entertainment, Inc., formerly Excalibur Holding Corporation ("Winners"). The agreement requires Winners to issue and register shares of Winners' common stock equal in value to $500,000, measured at the time of the effective date of a future registration of the shares, subject to certain limitations. In no event, however, shall Winners be required to issue more than 250,000 shares (see Note 14 of Notes to Consolidated Financial Statements in the 1994 Form 10-K).










Note 5 - Other transactions (concluded):
           South Dakota:
            As a result of further re-evaluation in the third quarter of fiscal 1995 of market and gaming conditions in Deadwood, South Dakota, management has determined that the value of Jackpot's investments in property has been further impaired. Accordingly, Jackpot wrote down its assets by $800,000 in the third quarter of fiscal 1995. For further information, see
            Note 5 of Notes to Consolidated Financial Statements in the 1994 Form 10-K.

           Tunica, Mississippi dockside gaming facility:
            In the third quarter of fiscal 1995, Jackpot sold certain assets associated with the Tunica Facility (see Note 5 of Notes to Consolidated Financial Statements in the 1994 Form 10-K).
            The gain from the sale of such assets, net of the write-down of the South Dakota properties described above was $75,000 and is included in the third quarter of fiscal 1995 under the caption "interest and other income" in the accompanying condensed consolidated statements of income.

           Note 6 - Subsequent Event:
            On April 20, 1995, Jeffrey L. Gilbert and Frederick Sandvick resigned as Executive Vice President and Chief Operating Officer and Executive Vice President and Chief Financial Officer, respectively. In connection with the termination of their respective employment agreements, which was effective April
            28, 1995, Jackpot paid Messrs. Gilbert and Sandvick an aggregate of approximately $770,000 in consideration for the termination of employment and the cancellation of certain nonqualified stock options in full satisfaction of all rights under their respective employment agreements including, but not limited to, severance compensation and accrued vacation. Options to purchase an aggregate of 475,085 shares of Jackpot common stock were cancelled on April 28, 1995. All costs in connection with the resignation of Messrs. Gilbert and Sandvick have been accrued as of March 31, 1995.




















Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Capital Resources and Liquidity

     Cash Flows:

     Jackpot's principal sources of cash in the nine months ended March 31, 1995 (the "1995 nine months") consisted of the cash flows from operating activities and its available cash, cash equivalents and short-term investments which, at June 30, 1994, approximated $24.1 million. Net cash provided by operating activities approximated $13.8 million in the 1995 nine months, which exceeded the net cash used by investing and financing activities by approximately $7.3 million in the 1995 nine months.

     Net cash used in investing activities in the 1995 nine months was approximately $3.2 million which included cash used of approximately
$4.7 million and cash received of approximately $1.5 million. Of the $4.7 million, $1.5 million was used for advances to the dockside casino facility in Tunica County, Mississippi (the "Tunica Facility"), which closed permanently on July 8, 1994. Such advances to the Tunica Facility were used for payment toward Jackpot's share of unpaid liabilities and estimated closing costs, which were fully accrued as of June 30, 1994. Management has estimated that Jackpot will be required to advance an additional amount of approximately $.2 million in the remainder of fiscal 1995 in connection with Jackpot's share of remaining unpaid liabilities and closing costs of the Tunica Facility, which amounts have also been fully accrued (see Note 5 of Notes to Consolidated Financial Statements in Jackpot's 1994 Form 10-K). The remaining $3.2 million of cash used in investing activities consisted primarily of the purchase of equipment.
The $1.5 million of cash received from investing activities included aggregate proceeds from sales of short-term investments and sales of certain assets.

     Net cash used in financing activities in the 1995 nine months was approximately $3.3 million which resulted from the payment of approximately $1.1 million of long-term debt and the payment of approximately $2.2 million of dividends.

     Liquidity:

     At March 31, 1995, Jackpot had cash, cash equivalents and short-term investments of approximately $30.9 million, an increase of approximately
$6.8 million from the beginning of the 1995 nine months. Primarily as a result of that increase, as well as the investing and financing activities described above, Jackpot's working capital and current ratio increased to approximately $29.5 million and 5.0 to 1, respectively, at March 31, 1995, from approximately $22.0 million and 3.0 to 1, respectively, at June 30, 1994.

     Management believes Jackpot's working capital and cash generated from operations will be sufficient to enable Jackpot to meet its planned capital expenditures, meet its debt service requirements on its existing debt, pay quarterly cash dividends pursuant to Jackpot's dividend policy and meet its other ongoing cash requirements as they become due in the remainder of fiscal 1995. With respect to planned capital expenditures, management anticipates Jackpot will purchase approximately $1.0 million of property and equipment, exclusive of business acquisitions, in the remainder of fiscal 1995 to be used in existing and currently planned new locations.

     Jackpot continues to selectively explore expansion opportunities, both in and outside Nevada, and various potential acquisitions, both gaming and non-gaming related. anagement believes working capital and cash generated from operations will be sufficient to enable Jackpot to continue its expansion; however, Jackpot may seek additional debt or equity financing to facilitate such acquisitions and expansion.

Results of Operations

     Revenues:

     Total revenues in the three months ended March 31, 1995 (the "1995 three months") decreased approximately $.7 million, from $24.9 million in the three months ended March 31, 1994 (the "1994 three months") to $24.2 million in the 1995 three months, while total revenues in the 1995 nine months decreased approximately $.9 million, from $72.5 million in the nine months ended
March 31, 1994 (the "1994 nine months") to $71.6 million in the 1995 nine months. The decreases in total revenues of $.7 million and $.9 million were the net result of decreases of $1.0 million (from $23.1 million in the 1994 three months to $22.1 million in the 1995 three months) and $1.4 million (from $66.5 million in the 1994 nine months to $65.1 million in the 1995 nine months), respectively, in gaming route operations revenues and increases of $.3 million (from $1.8 million in the 1994 three months to $2.1 million in the 1995 three months) and $.5 million (from $6.1 million in the 1994 nine months to $6.6 million in the 1995 nine months), respectively, in casino operations revenues.

      The decreases in gaming route operations revenues of $1.0 million and $1.4 million resulted from a combination of additional revenues generated from existing and new locations, net of lost revenues from terminated locations. In the 1995 three months and 1995 nine months, new locations generated approximately $1.7 million and $5.5 million, respectively, of revenues, while existing locations generated approximately $.8 million and $3.5 million, respectively, in additional revenues. Terminated locations had generated $3.5 million and $10.4 million, in revenues in the 1994 three months and 1994 nine months, respectively. The loss of the revenues generated at the terminated locations was primarily due to the expiration of the Company's right to operate at certain locations of a major retail chain store customer (the "Customer") on June 30, 1994 (see Item 1 - Business - Gaming Route Operations in the 1994 Form 10-K). Jackpot generated approximately 9% of its total revenues and a significantly greater percentage of its total operating income from operations at locations of the Customer during the year ended June 30, 1994.

     The increase in casino operations revenues in the 1995 three months was primarily due to the commencement in January 1995 of operations of Jackpot's Highway 93 Casino, Inc., dba the Pony Express Casino (the "Pony Express Casino"). The increase in casino operations revenues in the 1995 nine months was primarily due to the commencement in July 1994 of operations of Water Street Casino, Inc. dba the Post Office Casino (the "Post Office Casino") which was downsized and converted into a gaming route location in the 1995 nine months.

     Cost and expenses:

     Route operations expenses in the 1995 three months remained constant at approximately $16.7 million compared to the 1994 three months and, as a percentage of route operations revenues increased to 75.4% in the 1995 three months from 72.2% in the 1994 three months. Route operations expenses in the 1995 nine months increased approximately $.5 million (from $48.5 million in the 1994 nine months to $49.0 million in the 1995 nine months) and, as a percentage of route operations revenues, route operations expenses increased to 75.3% in the 1995 nine months from 72.9% in the 1994 nine months. The increase of $.5 million in the 1995 nine months over the 1994 nine months was primarily attributable to increases in payroll costs. Route operations expenses increased as a percentage of route operations revenues primarily because of the loss of the Customer, with which route operations expenses were lower as a percentage of route operations revenues than Jackpot's prior year overall percentage. Although Jackpot was able to replace a substantial portion of the revenues lost with revenues generated by new and existing locations, generally the costs associated with revenues generated at new locations have been greater as a percentage of revenues than have the costs associated with the lost revenues. With respect to location rent, which is the single largest route operation expense, no contract with a material effect on operating results expires in the remainder of fiscal 1995. See Item 1 - Business - Gaming Route Operations in the 1994 Form 10-K for a further description of the Company's lease and license agreements.

     Casino operations expenses in the 1995 three months increased approximately $.3 million (from $1.6 million in the 1994 three months to $1.9 million in the 1995 three months) and, as a percentage of casino operations revenues decreased to 89.7% in the 1995 three months from 90.4% in the 1994 three months due primarily to the operating results of the Pony Express Casino. Casino operations expenses in the 1995 nine months increased approximately $.9 million (from $5.0 million in the 1994 nine months to $5.9 million in the 1995 nine months) and, as a percentage of casino operations revenues, casino operations expenses increased to 90.4% in the 1995 nine months from 82.9% in the 1994 nine months due to the lower than expected revenues of the Post Office Casino. As a result of the continuation of the poor operating performance of the Post Office Casino, which generated an operating loss of approximately $.4 million in the 1995 nine months including a one-time charge of approximately $.2 million in connection with the reduction in the size of gaming operations at the location from 175 gaming machines to 70 gaming machines and the change in operations from a casino location to a gaming route location in the three months ended December 31, 1994, Jackpot terminated the operating agreement and sublease with the lessor and ceased operations at the Post Office Casino in the 1995 three months.

     Amortization expense in the 1995 three months remained constant at approximately $.8 million compared to the 1994 three months and in the 1995 nine months decreased by approximately $.3 million (from $2.4 million in the 1994 nine months to $2.1 million in the 1995 nine months). The decrease in amortization expense in the 1995 nine months was primarily attributable to the decrease in amortization expense related to certain locations whose lease acquisitions costs were fully amortized as of June 30, 1994.

     Depreciation expense in the 1995 three months and the 1995 nine months decreased approximately $.3 million (from $1.6 million in the 1994 three months to $1.3 million in the 1995 three months and from $4.3 million in the 1994 nine months to $4.0 million in the 1995 nine months). The decreases in depreciation expense were primarily due to the reduction in depreciation expense of certain assets associated with the Tunica Facility.

     General and administrative expenses in the 1995 three months and the 1995 nine months decreased approximately $.2 million (from $1.6 million in the 1994 three months to $1.4 million in the 1995 three months) and $.4 million (from $4.5 million in the 1994 nine months to $4.1 million in the 1995 nine months) primarily as a result of decreases in development and certain overhead costs, offset by increases in severance costs.

     Operating income decreased approximately $.5 million in the 1995 three months (from $2.7 million in the 1994 three months to $2.2 million in the 1995 three months) and $1.4 million in the 1995 nine months (from $7.9 million in the 1994 nine months to $6.5 million in the 1995 nine months). The decreases in operating income of $.5 million and $1.4 million were due to the previously described effect on gaming route operations of the expiration of the Company's right to operate at certain locations of the Customer on June 30, 1994.

     With respect to other non-operating income and expense, the 1994 three months and the 1994 nine months included Jackpot's loss from the Tunica Facility of approximately $.7 million and $2.4 million, respectively.
The 1995 periods do not have any losses from the Tunica Facility because, as previously described, Jackpot permanently closed the Tunica Facility on July 8, 1994 and had accrued as of June 30, 1994 an estimate for all anticipated closing costs associated with the closure.

      The effective tax rate was approximately 33% in the 1995 periods, which was lower than the 35% rate in the 1994 periods primarily because of the increase in estimated tax benefits from tax-exempt interest income.

     Net income increased approximately $.4 million in the 1995 three months (from $1.3 million in the 1994 three months to $1.7 million in the 1995 three months) and $1.0 million in the 1995 nine months (from $3.8 million in the 1994 nine months to $4.8 million in the 1995 nine months) due to the results of operations described above.

     Earnings per share in the 1995 three months and the 1995 nine months were $.18 and $.52 per share, respectively, compared to earnings per share in the 1994 three months and the 1994 nine months of $.14 and $.40 per share, respectively.


PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K

       (a)  Exhibits:

         Exhibit 10.47 - Settlement Agreement by and among Winners Entertainment, Inc. (formerly Excalibur Holding Corporation), Mountaineer Park, Inc. and Jackpot Enterprises, Inc.

         Exhibit 11.1 - Computation of Earnings Per Common Share for the three and nine months ended March 31,1995 and 1994.

         Exhibit 27.1 - Financial Data Schedule (electronic filing only)

       (b) Reports on Form 8-K - No Form 8-K was filed for the three months ended March 31, 1995.








                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         JACKPOT ENTERPRISES, INC.
                                                (Registrant)

                                         By: /s/ Bob Torkar
                                         _________________________
                                         BOB TORKAR
                                         Senior Vice President - Finance,
                                         Treasurer and Chief Accounting Officer

Date:  May 12, 1995