Form 10-K
period 1995-06-30
JACKPOT ENTERPRISES INC
filed 1995-09-27
CIK 351903

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended June 30, 1995
                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from __________ to____________

     COMMISSION FILE NUMBER 1-9728

                           JACKPOT ENTERPRISES, INC.
        (Exact name of registrant as specified in its charter)

                  Nevada                             88-0169922
(State or other jurisdiction of incorporation or   (I.R.S. Employer
organization)                                      Identification No.)

1110 Palms Airport Drive, Las Vegas, Nevada              89119
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code:    (702) 263-5555

Securities registered pursuant to Section 12(b) of the Act:
                                                  Name of each exchange
              Title of each class                  on which registered
Common Stock - Par value $.01 per share,         New York Stock Exchange
which include certain preferred stock purchase rights

Securities registered pursuant to Section 12(g) of the Act:

        Warrants to Purchase Common Stock
              (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days:  Yes    x    No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or anyamendment to this Form 10-K: _______

As of August 31, 1995, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $90,000,000.

As of August 31, 1995, there were 9,301,647 shares of the Registrant's common stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement relating to the 1995 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.
                                  PART I

Item 1.  Business

General

  Jackpot Enterprises, Inc. ("Jackpot" or the "Company") has been actively engaged in the gaming industry for over 30 years. The Company is one of the largest gaming machine route operators in the State of Nevada, operating, as of June 30, 1995, 4,284 state-of-the-art video poker and other gaming machines in 452 locations. Jackpot is an established leader in the operation of gaming machines in multiple retail locations ("gaming machine route operations") in Nevada. In addition to its gaming machine route operations, Jackpot also operated, as of June 30, 1995, four casinos in Nevada through its casino operating subsidiaries substantially involving the operation of an aggregate of 546 gaming machines.

  As of June 30, 1995, Jackpot operated in both its gaming machine route operations and its casino operations a total of 4,830 gaming machines located in 456 locations. As of June 30, 1995, approximately 95% of the gaming machines operated by Jackpot were video poker and approximately 5% were reel-type and other machines. Of the total gaming revenues generated in 1995, 91% were derived from Jackpot's gaming machine route operations and 9% were derived from Jackpot's casino operations. Because of the integrated nature of such operations, Jackpot is considered to be engaged in one industry segment.

  Jackpot's business is subject to seasonal fluctuations. The gaming play for the gaming machine route operations is generally greater in the second and fourth quarters of Jackpot's fiscal year and the gaming play for Jackpot's casino operations is generally greater in the first and fourth quarters.

  Jackpot was incorporated under the laws of the State of Nevada in June 1980 for the purpose of acquiring two gaming machine route companies, Cardivan Company ("Cardivan") and Corral United, Inc. ("CUI"), through an initial public offering in June 1981. In addition to its 100% ownership of Cardivan and CUI, Jackpot owns either directly or through holding companies, the following operating companies: 100% of Corral Coin, Inc. ("CCI"), Corral Country Coin, Inc. ("CCCI"), Jackpot Owl, Inc. (the "Owl Club"), Debbie's Casino, Inc. ("Debbie's") and Jackpot's Highway 93 Casino, Inc. (the "Pony Express Casino"); and 88.9% of Jackpot City, Inc. (the "Nugget"). Unless the context indicates otherwise, references to "Jackpot" and the "Company" include its direct and indirect subsidiaries.

Business Development Strategy

  The Company's business strategy is to enhance its position as a leader in the Nevada gaming machine route market and to apply its gaming management expertise, experience in marketing to middle market clientele, and extensive regulatory and government experience to pursue expansion opportunities in existing and emerging gaming markets for gaming machine route operations, strategic gaming activities and other nongaming areas. Specifically, the Company's business strategy includes the following:

     Enhance Nevada Route Operations. The Company intends to enhance its position as a leader in the Nevada gaming machine route business by continuing to provide high levels of service and popular gaming products, cultivating its existing relationships with major customers and expanding its gaming machine route operations through the selective addition of new locations. In addition, the Company believes its gaming machine route operations, which target local Nevada residents, are well positioned to benefit from the expected continued economic and population growth in Nevada.

     Pursue Gaming Machine Route and Casino Operations in Established and Emerging Jurisdictions. Jackpot is pursuing opportunities for growth in existing and emerging gaming markets for gaming machine route and casino operations. Jackpot believes that its experience as one of the largest and profitable gaming machine route operators in Nevada will provide it with a competitive advantage in securing gaming machine route and casino opportunities in established and emerging gaming markets.

     Pursue Other Strategic Gaming and Nongaming Opportunities. Jackpot will consider pursuing joint ventures and strategic alliances where it believes such arrangements are an effective means of entering established and new gaming markets. In addition, if nongaming opportunities are available which could enhance earnings growth and possibly provide synergy with the Company's existing operations, Jackpot will review the long-term attractiveness of such projects.

  Jackpot continues to review potential acquisition opportunities in existing and emerging gaming markets to determine their long-term attractiveness. Jackpot believes it is well positioned to expand its operations as additional states and local jurisdictions adopt legislation to allow the development of gaming machine and casino entertainment. Although Jackpot is actively pursuing potential gaming and nongaming opportunities, there can be no assurance that additional gaming or nongaming opportunities will be available on terms acceptable to Jackpot.

Gaming Machine Route Operations

  Gaming machine route operations involve the installation, operation and service of gaming machines owned by Jackpot in licensed, leased or subleased space in retail stores (supermarkets, drug stores, merchandise stores and convenience stores), bars and restaurants throughout Nevada. With respect to retail stores, Jackpot generally licenses, leases or subleases space in stores which are part of a chain of stores and installs gaming machines and a change booth near the store's entrance, where customer traffic is greatest. The number of gaming machines per store is determined by licensing limitations, available space and license, lease or sublease negotiations.

  During the year ended June 30, 1995, approximately 75% of Jackpot's gaming machine route revenues were generated by southern Nevada operations and 25% by northern Nevada operations. Management believes that Jackpot has a substantial market share of gaming machine operations in general merchandise stores, drug stores, and supermarket chains in Nevada, and that its customers are primarily local Nevada residents.

  As of June 30, 1995, Jackpot operated in its gaming machine route business 4,284 gaming machines at 452 locations; 102 of the locations contained 15 gaming machines, 44 of the locations contained more than 15 machines and 306 of the locations contained fewer than 15 machines. Change booths are operated at retail store locations with generally 15 gaming machines or more during all store business hours by employees of Jackpot who provide coins and tokens to players of the gaming machines in exchange for currency. On a regular basis, coins and tokens are removed from the gaming machines and the coin and token supply of the change booth is replenished.

  Gaming machines are routinely serviced, repaired, and maintained by mechanics employed by Jackpot. In the opinion of management, Jackpot's gaming machines and associated equipment are well-maintained, adequately insured, and in good working condition.

  Jackpot has a significant amount of its gaming machine route operations at retail stores which are part of a group of affiliated store chains. Gaming machine route operations from two groups of affiliated store chains in fiscal 1995 and fiscal 1994 and one such group in fiscal 1993 each accounted for more than 10% of Jackpot's total revenues in such years. The largest five store chains (Albertson's, Inc., American Stores Company, Kmart Corporation, Thrifty PayLess, Inc. and Warehouse Markets, Inc.) accounted for approximately 50% of Jackpot's total revenues in fiscal 1995. Leases covering the five groups of affiliated store chains have a wide range of terms and maturities, with expiration dates extending from 1997 to 1999. The loss of any of these leases could have a material adverse effect on the Company's future results of operations.

  Although Jackpot's revenues and number of gaming machines in operation have been affected by the loss of locations and gaming machines in the ordinary course of business, revenues in Jackpot's gaming machine route operations have increased as a result of the growth in the Nevada population, obtaining additional licenses, leases or subleases for new locations, acquiring other gaming machine route businesses, and installing additional machines at existing locations.

  The following table sets forth certain historical data showing the changes to the number of machines and locations in Jackpot's gaming machine route operations through June 30, 1995:

                                                As of June 30,

                                      1995    1994   1993   1992   1991
                                     _____    _____  _____  _____  _____
Number of machines on location       4,284    4,072  4,488  2,776  2,789
Number of locations                    452      434    486    294    276

    Jackpot's agreements for its locations generally are in the form of written license, lease, sublease or revenue sharing contracts and generally give Jackpot the exclusive right to install gaming machines at such locations. License, lease and sublease agreements accounting for approximately 62% of total gaming machine route revenues in fiscal 1995 required payments of fixed monthly fees based upon the amount of space used and/or the number of gaming machines placed at the location, all of which were generally subject to fixed periodic increases. The remainder provided for the payment to the location owner of a rental fee or a revenue-sharing arrangement based upon a percentage of the gross revenues generated by Jackpot's gaming machines at such location. A location owner is not permitted to receive gaming machine revenues (lease or otherwise) based upon a percentage of revenues unless such owner is licensed by the Nevada Gaming Commission. Licenses, leases and subleases have a wide range of terms and maturities, with expiration dates extending from 1995 to 2001. License, lease and sublease agreements representing approximately 6% of the total gaming machine route revenues have terms expiring prior to July 1, 1996.

    Given the competitive nature of the gaming machine route industry, license, lease and sublease extensions at existing locations have historically resulted in increased monthly fees, and Jackpot anticipates that, as licenses, leases and subleases expire in the future, retail store owners will seek to impose higher fees and/or more costly revenue-sharing arrangements upon Jackpot. These contracts have also generally required fixed periodic increases in monthly fees during the term of the contract. With respect to the accounting treatment of fixed periodic increases in monthly fees, Jackpot is required to average annual lease costs over the term of the contract. As a result of such accounting treatment, annual lease costs generally increase significantly in the first year of an extended contract for the respective locations covered by the contract and, thereafter, remain constant for existing locations during the term of the contract.

    Most of Jackpot's licenses, leases and subleases with major retail chains cover a number of specified stores within a geographic area and usually provide that Jackpot has the option to install gaming machines at any new stores of the retail chain opened in such area. Accordingly, in most cases, termination of an individual license, lease or sublease with one chain would result in Jackpot losing its rights to operate a number of machines at a number of locations and, therefore, could have a material adverse effect upon Jackpot's results of operations.
All of the licenses, leases and subleases require Jackpot to pay all installation, maintenance and insurance expenses and all taxes in connection with Jackpot's operations at the location. Jackpot's license, lease and sublease agreements generally provide that in the event that Jackpot fails to pay the required rental or license fees under such license, lease or sublease or defaults in the performance of any of its other obligations thereunder, the store operator can terminate the license, lease or sublease, usually after notice and a cure period of between 10 and 30 days. These agreements generally also provide that if the store operator terminates its business at a location, the license, lease or sublease is automatically terminated as to that location. Jackpot believes that it is not in default under any of its present licenses, leases or subleases. See Note 9 of Notes to Consolidated Financial Statements.

    Prior to negotiating licenses, leases and subleases and installing machines, Jackpot performs a study of market potential, customer base, and comparative route locations in order to determine the appropriate type and denominations of gaming machines to be installed in each new location. This evaluation is ongoing at all locations and machine mix changes are made accordingly to maximize the operating performance of each location.

    Jackpot has historically been able to renew or substantially replace revenues from expiring agreements with revenues generated by renewal or replacement agreements. Increased competitive pressures in the gaming machine route business have, however, increased the amount of fixed payments and the portion of revenues of gaming machine route operations payable to the lessors and licensors. Jackpot believes its success is primarily due to its management style and relationships with its host locations which have, in several instances, spanned for over three decades.

    Jackpot intends to continue to expand its Nevada gaming machine route operations primarily as a result of the expected population growth in Nevada and resultant increase in retail establishments. Jackpot believes it is the largest operator of gaming machines in chain stores in Nevada and believes this niche market will benefit through the expected growth in and outside Nevada. Jackpot also intends to continue to secure market share in its market niche through the introduction of ancillary products and services, such as "Megapoker" and other products management believes will enhance its overall business.

Casino Operations

    Nugget

    As of June 30, 1995, the Nugget, which was acquired on November 1, 1989, operated 181 gaming machines at a 10,000 square foot leased location in downtown Reno, Nevada. The Nugget has food and beverage operations incident to the conduct of gaming activities. The location is under two concurrent noncancellable space leases each for a period of twenty-one years beginning November 1, 1989, including a five-year renewal period at the option of Jackpot. Jackpot believes the Nugget has developed a distinctive niche for attracting local residents and tourists who enjoy friendly service in an informal, congenial atmosphere.

    Owl Club

    On July 1, 1990, Jackpot acquired the Owl Club, which, as of June 30, 1995, operated 89 gaming machines and three live table games in Battle Mountain, Nevada. The Owl Club also has a beverage operation incident to the conduct of gaming activities, a restaurant operation and an eighteen room motel. The Owl Club owns the land and buildings used in its casino and motel operations. The Owl Club primarily serves local residents and markets with its food and informal, congenial atmosphere.

    Debbie's Casino

    On June 28, 1993, Jackpot began the casino operation of Debbie Reynolds' Hollywood Hotel and Casino in Las Vegas, Nevada under a four-year management agreement. As of June 30, 1995, Jackpot operated 182 gaming machines and two live table games in approximately 5,000 square feet of casino space. The ancillary facilities, which are operated by third parties, include food and beverage and showroom operations.

    Pony Express Casino

    On January 26, 1995, Jackpot began operations of the Pony
Express Casino, which is located in the Holiday Inn Express Motel in Jackpot, Nevada, under a five-year space lease agreement. As of June 30, 1995, Jackpot operated 94 gaming machines in approximately 2,600 square feet of casino space. The Pony
Express Casino attracts hotel guests, local residents and tourists, primarily from the Idaho market.

    Other

    In September 1993, Jackpot entered into an agreement with President Riverboat Casinos-Mississippi, Inc. ("President") whereby Jackpot agreed to provide the necessary improvements to a site leased by Jackpot in the Mhoon Landing section of southern Tunica County, Mississippi and President agreed to provide to Jackpot for a dockside casino project at the site (the "Tunica Facility") the use of a riverboat, fully converted to a gaming configuration and a floating restaurant. Pursuant to the agreement, the Tunica Facility was jointly managed by President and Jackpot.

    On June 15, 1994, President and Jackpot elected to close the facility because of continued losses from operations which were due to low revenues as a result of the opening by other gaming companies of additional casinos located nearer to the Memphis, Tennessee metropolitan area than the Tunica Facility and periodic inclement weather conditions. All operations closed permanently on July 8, 1994.

    Since July 1994, Jackpot has paid its share of liabilities and closing costs, which were fully accrued as of June 30, 1994, sold all remaining real and personal property and terminated both its agreement with President and the underlying real property lease. Jackpot has no remaining material obligations or plans for any future operations at the Tunica site.

    Pursuant to Jackpot's continuing effort to enhance returns to stockholders, the Company analyzes the current and potential profitability of its casino operations to determine appropriate long-term business strategy. In order to achieve better use of management time and investment resources and enhance returns on capital employed, Jackpot closed all casino operations in Deadwood, South Dakota effective June 30, 1995. Jackpot holds all of its properties in South Dakota for sale. In addition, Jackpot terminated the operating agreement and ceased operations at Water Street Casino, Inc. dba the Post Office Casino in February 1995 due to poor operating results.

    For additional information concerning Jackpot's operations, see Item 7, Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Stockholder Rights Plan

    In July 1994, Jackpot implemented a Stockholder Rights Plan (the "Rights Plan") designed to protect its stockholders in the event of takeover action that would deny them the full value of their investment. Terms of the Rights Plan provide for a dividend distribution of one Right for each share of common stock to holders of record at the close of business on July 15, 1994. The Rights will become exercisable only in the event, with certain exceptions, an acquiring party accumulates 15 percent or more of the Company's voting stock, or if a party announces an offer to acquire 30 percent or more of the Company's voting stock. The Rights will expire on July 15, 2004. Each Right will entitle the holder to buy one one-hundredth of a share of Series A Junior Preferred Stock at a price of $30. In addition, upon the occurrence of certain events, holders of the Rights will be entitled to purchase either the Company's Preferred Stock or shares in an "acquiring entity" at half of market value. Jackpot will generally be entitled to redeem the Rights at $.01 per Right at any time until the tenth day following the acquisition of a 15 percent position in its voting stock by an acquiring party.

Suppliers

    Jackpot purchases a variety of models and styles of gaming machines primarily from one manufacturer, which is recognized as the leading manufacturer of gaming machines. Jackpot is not dependent upon this manufacturer, although it did purchase approximately 86% of its gaming machines from such manufacturer in fiscal 1995. Each gaming machine accepts only one denomination of coin and, with minor exceptions, each location will have a variety of machines requiring different denominations of coins. Gaming machines operated by Jackpot are multiple coin play. Multiple coin play allows a player to wager several coins of the same denomination on each play. Jackpot continues to test machines from various gaming machine manufacturers to determine which games and models are best suited for its customers.


Employees

    As of June 30, 1995, Jackpot employed approximately 975 persons, the substantial portion of whom are non-management personnel. None of Jackpot's employees are covered by a collective bargaining agreement and Jackpot believes that it has satisfactory employee relations.

Competition

    Gaming machines and gaming of all types are available in Nevada in casinos and hotel casinos, as well as in locations similar to those of Jackpot, all of which compete directly or indirectly with Jackpot.

    Gaming Machine Route Competition:

    Jackpot has been and is subject to substantial direct competition for the operation of gaming machines in approved locations from numerous small gaming machine route operators and some large operators, located principally in Las Vegas, Reno and their surrounding areas. Management believes at least one of these competitors (Alliance Gaming Corporation) has more gaming machines or locations than Jackpot. In addition, a limited number of these competitors manufacture gaming machines. The principal methods of competition for gaming machine locations are the lease, sublease, license or revenue sharing terms, the service provided by the route operator and the experience, reputation and financial strength of the route operator. In recent years Jackpot has faced intense competition in its gaming machine route operations, and Jackpot anticipates that, as its licenses, leases and subleases expire, it may face strong competition from other route operators who may attempt to capture locations by offering more favorable terms to retail store owners. As a result, Jackpot anticipates that, as licenses, leases and subleases expire, Jackpot will be required to pay higher fixed fees and/or offer more favorable revenue-sharing arrangements to retail store owners in order to retain locations.

    Casino Competition:

    The operation of casinos is a highly competitive business. The Company's potential competitors in casino operations may be significantly larger than the Company and have substantially greater resources and significantly more experience than the Company. Many of such competitors include large casinos which offer more variety and amenities and may be perceived to have more favorable locations than the Company. The Company believes casino operations compete on the basis of any one or more of a number of factors such as quality and location of the facility, mix and number of gaming tables and machines, the nature and quality of the amenities and customer services offered, food, beverage and hotel prices, the implementation and success of marketing programs and reputation. The Company's casino operations focus on the local market rather than the tourist market. Accordingly, the Company believes that the principal competition for the Company's operations comes from smaller casinos, many of which are larger than the Company's casinos. However, large casinos also attract gaming customers from the local market. Competition for experienced management and trained personnel is also intense in these businesses.

    Other:

    Jackpot's potential competitors in commercial gaming and nongaming businesses into which Jackpot may expand may be significantly larger than Jackpot and have substantially greater resources and significantly more experience than Jackpot. The principal methods of competition in the new and diverse businesses into which Jackpot may expand are different than those experienced in Jackpot's current casino and gaming machine route business. Jackpot believes that the participants in other gaming businesses compete on the basis of any one or more of a number of factors such as location, physical attractiveness of facilities, mix and number of gaming tables and machines, customer service, food, beverage and hotel prices, advertising, marketing, and reputation. Competition for experienced management and trained personnel is also intense in these businesses.

Regulation and Licensing Requirements

    Nevada

    The ownership and operation of casino gaming facilities and gaming routes in Nevada are subject to: (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, "Nevada Act"); and (ii) various local regulations. The Company's gaming machine operations are subject to the licensing and regulatory control of the Nevada Gaming Commission ("Nevada Commission"), the Nevada State Gaming Control Board ("Nevada Board"), and local regulatory authorities. The Nevada Commission, the Nevada Board and the local regulatory authorities are collectively referred to as the "Nevada Gaming Authorities."

    The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practice and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) to provide a source of state and local revenues through taxation and licensing fees. Change in such laws, regulations and procedures could have an adverse effect on the Company's gaming operations.

    Corporations that operate casinos and gaming machine routes in Nevada are required to be licensed by the Nevada Gaming Authorities. A gaming license requires the periodic payment of fees and taxes and is not transferable. The Company is registered by the Nevada Commission as a publicly traded corporation ("Registered Corporation") and as such, it is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. The Company has been found suitable by the Nevada Commission to own the stock of Cardivan, CUI, CCI, and CCCI (the "Route Subsidiaries") and Jackpot Gaming, Inc. Jackpot Gaming, Inc. is registered as a holding corporation and is approved by the Nevada Gaming Authorities to own the stock of the Nugget, Debbie's, the Owl Club and the Pony Express Casino (the "Casino Subsidiaries"). No person may become a stockholder of, or receive any percentage of profits from, the Route Subsidiaries, Jackpot Gaming, Inc., or the Casino Subsidiaries without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company, the Route Subsidiaries, Jackpot Gaming, Inc., and the Casino Subsidiaries have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

    The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company or any of its subsidiaries in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of the Route Subsidiaries and the Casino Subsidiaries must file applications with the Nevada Gaming Authorities and may be required to be licensed or be found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of the Company who are actively and directly involved in gaming activities of the Company or its subsidiaries may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

    If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company or any of its subsidiaries, the companies involved would have to sever all relationships with such person. In addition, the Nevada Commission may require the Company and its subsidiaries to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

    The Company, Jackpot Gaming, Inc., the Route Subsidiaries and the Casino Subsidiaries are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by the Company and its subsidiaries must be reported to, or approved by, the Nevada Commission.

    If it were determined that the Nevada Act was violated by the Company or any of its subsidiaries, the gaming licenses and approvals they hold could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Company, the subsidiary involved, and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate the Company's gaming properties and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the Company's gaming properties) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect the Company's gaming operations.

    Any beneficial holder of the Company's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his suitability as a beneficial holder of the Company's voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

    The Nevada Act requires any person who acquires more than 5% of the Company's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of the Company's voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of the Company's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Company, any change in the Company's corporate charter, bylaws, management, policies or operations of the Company, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Company's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

    Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after requests, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company or any of its subsidiaries, the Company (i) pays that person any dividend or interest upon voting securities of the Company, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pays remuneration in any form to that person for services rendered or otherwise, or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value.

    The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file applications, be investigated and be found suitable to own the debt security of a Registered Corporation. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it: (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

    The Company is required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company is also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has required that the Company's stock certificates bear a legend indicating that the securities are subject to the Nevada Act.

    The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. Such approval, if given, does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities. Any representation to the contrary is unlawful.

    Changes in control of the Company through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and the Nevada Commission in a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

    The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environmental for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Company's Board of Directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purposes of acquiring control of the Registered Corporation.

    License fees and taxes, computed in various ways depending upon the type of gaming or activity involved, are payable to the State of Nevada and to the local jurisdictions. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon any of: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling of food or refreshments. Nevada licensees that hold a license as an operator of a slot route, or a manufacturer's or distributor's license, also pay certain fees and taxes to the State of Nevada.

    Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

    The sale of alcoholic beverages at the Company's casinos is subject to licensing, control and regulation by the applicable local authorities. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse effect upon the operations of the Company's casinos.

    Federal Regulation

    The Federal Gambling Devices Act of 1962 (the "Federal Act") makes it unlawful, in general, for a person to manufacture, deliver, or receive gaming machines, gaming machine type devices, and components thereof across interstate lines or to operate gaming machines unless that person has first registered with the Attorney General of the United States. Jackpot's subsidiaries have so registered and must renew their registration annually.
In addition, various record keeping and equipment identification requirements are imposed by the Federal Act. Violation of the Federal Act may result in seizure and forfeiture of equipment, as well as other penalties.

    Other Jurisdictions

    Other jurisdictions also require various licenses, permits, and approvals in connection with the ownership and operation of gaming facilities. The operation of gaming devices and lottery devices is subject to extensive licensing requirements and regulatory compliance.

    If Jackpot proceeds with expansion into any other state or foreign jurisdiction, it will also be necessary for the appropriate officers, employees, corporate subsidiaries and other persons or entities to apply for and obtain all necessary gaming and distributing licenses.

    As in Nevada, state agencies and the local authorities having jurisdiction over such activities have full power and discretion to limit, condition, suspend and revoke such licenses or approvals and any disciplinary action against Jackpot's affiliates in such jurisdictions could (and revocation would) have a material adverse effect on the operations of Jackpot in such states or local jurisdictions.


    Other

    Jackpot maintains rigorous internal accounting controls in accordance with the regulations of the Nevada Commission.
Jackpot carries insurance of such types and in such amounts as management determines to be prudent from time to time.

Item 2.  Properties

    Jackpot's corporate headquarters are located in Las Vegas, Nevada with approximately 34,000 square feet of office, warehouse and shop space under a lease which expires in 2006, with certain options for renewal. Jackpot believes its properties are adequate and suitable for its purposes. The following table sets forth the location, use, size, and percentage utilization of Jackpot's properties:

Location                       Use                   Approximate   Percentage
                                                         Size      Utilization
OWNED PROPERTIES:

Battle Mountain, Nevada       Casino and motel
                              operations            10,000 sq. ft.    100%

Deadwood, South Dakota        Land and buildings
                              all held for sale      9,000 sq. ft.
                                                     on 1.5 acres
                                                     of land          N/A

LEASED PROPERTIES:

Las Vegas, Nevada             Executive offices,
                              warehouse and shop    34,000 sq. ft.     90%

Reno, Nevada                  Offices and shop      10,000 sq. ft.    100%

Throughout Nevada             Gaming machine
                              operations           60 sq. ft. average
                                                   per location       100%

Reno, Nevada                  Casino operations     10,000 sq. ft.    100%

Las Vegas, Nevada             Casino operations      5,000 sq. ft.    100%

Jackpot, Nevada               Casino operations      2,600 sq. ft.    100%

Item 3.  Legal Proceedings

    Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

    Not applicable.

Executive Officers of the Registrant

    During the year, Jackpot underwent certain management changes. In September 1994, Don R. Kornstein was appointed President, Chief Executive Officer and a director of Jackpot. On April 28, 1995, Jeffrey L. Gilbert, Executive Vice President and Chief Operating Officer and Frederick Sandvick, Executive Vice President and Chief Financial Officer resigned their positions with Jackpot.


    The executive officers of Jackpot are appointed by the Board of Directors for an unspecified term and can be terminated at the Board's discretion; however, Mr. Kornstein has an employment agreement with Jackpot. The employment agreement for Mr. Kornstein became effective on September 8, 1994 and expires on September 30, 1997. Such agreement will automatically be extended for additional one-year periods on each October 1 commencing October 1, 1995 unless notice is given by Jackpot or Mr. Kornstein. The current executive officers of Jackpot (none of whom has a family relationship with one another), their ages and positions are as follows:

                                                 Year Became An
      Name              Age    Position          Executive Officer

Don R. Kornstein        43   President, Chief
                             Executive Officer
                             and Director              1994

George Congdon          46   Senior Vice President -
                             Operations                1995

Bob Torkar              44   Senior Vice President -
                             Finance, Treasurer and
                             Chief Accounting Officer  1991

    Don R. Kornstein was appointed President, Chief Executive Officer and a director of Jackpot on September 8, 1994. Prior to his appointment with Jackpot, Mr. Kornstein was a Senior Managing Director of Bear, Stearns & Co. Inc., a leading worldwide investment banking firm where he had been employed since 1977. Mr. Kornstein was in such firm's Investment Banking Department and was head of that firm's gaming industry group.


     George Congdon was appointed Senior Vice President - Operations of Jackpot on May 11, 1995. From October 1990 to May 1995 Mr. Congdon held various management positions with certain of Jackpot's subsidiaries including Vice President of Route Operations and Senior Vice President of Operations. Prior to October 1990, Mr. Congdon was employed for over sixteen years in various operating positions by Bally Manufacturing, Inc. and Bally Distributing, Inc., gaming machine manufacturers and distributors.

     Bob Torkar was appointed Vice President - Finance, Treasurer and Chief Accounting Officer of Jackpot on July 1, 1991 and Senior Vice President on October 15, 1993. From February 1991 to June 1991, Mr. Torkar was a financial consultant to Jackpot. Prior to the consulting assignment with Jackpot, Mr. Torkar was Vice President and Chief Financial Officer with Furnishings 2000, Inc., a publicly traded retail furnishings company in San Diego, California, having spent seven years (1983-1990) with such corporation.






                                       PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

    Jackpot's common stock, par value $.01 per share (the "Common Stock"), is listed on the New York Stock Exchange (NYSE) with the trading symbol "J". The following table sets forth the range of high and low prices for shares of the Common Stock for the fiscal quarters indicated, as furnished by the NYSE, and the per share cash dividends paid during those fiscal quarters. If applicable, per share amounts have been adjusted to give retroactive effect to the 10% stock dividend declared July 1, 1993.

                                 JACKPOT COMMON STOCK
_______________________________________________________________________
                                                              Dividends
                                   High       Low               Paid
_______________________________________________________________________
Fiscal 1994
  First Quarter                   $22.39     $15.00             $.073
  Second Quarter                   16.50      13.63              .080
  Third Quarter                    14.50      11.00              .080
  Fourth Quarter                   12.00       7.38              .080
_______________________________________________________________________
Fiscal 1995
  First Quarter                   $10.50     $ 7.88             $.080
  Second Quarter                    9.75       7.00              .080
  Third Quarter                    10.38       7.75              .080
  Fourth Quarter                   11.88       8.25              .080
_______________________________________________________________________

    As of September 8, 1995 there were approximately 2,700 holders of record of Common Stock. The number of holders of record of Jackpot's Common Stock on September 8, 1995 was computed by a count of record holders.

    A policy of quarterly cash dividends was adopted by Jackpot's Board of Directors in July 1987. However, there is no assurance that quarterly cash dividends, if any, will continue to be paid in the future since such cash dividends are dependent upon earnings, the financial condition of Jackpot and other factors. On July 30, 1993, Jackpot paid a quarterly cash dividend of $.073 per share and a 10% stock dividend to its stockholders of record on July 16, 1993. For the subsequent three quarters in fiscal 1994, Jackpot paid a quarterly cash dividend of $.08 per share. In fiscal 1995, Jackpot paid four quarterly cash dividends of $.08 per share to its stockholders of record.

     On July 21, 1992, warrants to purchase Common Stock (the "Warrants") began trading in the National Association of Securities Dealers (NASDAQ) system and currently trade under the symbol JKPTW. Each Warrant represents the right to buy 1.1 shares of Common Stock at an exercise price of $15.68 per share, as adjusted for the 10% stock dividend declared on July 1, 1993. The exercise price is subject to certain anti-dilution provisions protecting the holder of the Warrant. These Warrants became exercisable on September 14, 1992, the effective date of a registration statement filed for the underlying Common Stock, and expire, if unexercised, on January 31, 1996. Jackpot may redeem the Warrants at a price of $1.82 per Warrant, as adjusted for the 10% Common Stock dividend declared July 1, 1993, because the Common Stock has traded at a predetermined trigger price (120% of the exercise price).

Item 6.  Selected Financial Data

The following information has been derived from Jackpot's consolidated financial statements:

                                                Years Ended June 30,
                                  ___________________________________________
                                    1995     1994    1993    1992      1991
                                  _______  _______  _______ _______   _______
                                 (Dollars in thousands, except per share data)
OPERATING DATA:

Total revenues                    $96,853  $98,335  $83,271 $62,733   $54,723
Operating income (1)              $ 8,968  $ 9,409  $11,251 $ 6,810   $ 4,405
Income (loss) before
  extraordinary gain              $ 6,616  $(4,584) $ 6,506 $ 2,844   $ 1,295
Net income (loss) (2)             $ 6,616  $(4,584) $ 6,506 $ 3,048   $ 1,661
Earnings (loss) per common and
common equivalent share (3)(4):
  Income (loss) before
    extraordinary gain            $   .72  $  (.50) $   .80 $   .46   $   .21
  Net income (loss)               $   .72  $  (.50) $   .80 $   .49   $   .27
Earnings (loss) per common share -
  assuming full dilution
  (3)(5):
  Income (loss) before
    extraordinary gain            $   .72  $  (.50) $   .78 $   .46   $   .21
  Net income (loss)               $   .72  $  (.50) $   .78 $   .49   $   .27
Dividends declared per
  share (3)                       $   .32  $   .31  $   .38 $   .27   $   .26
Average primary common equivalent
  shares (3)                        9,235    9,211    8,532   6,400     6,090
_____________________________________________________________________________
OTHER DATA:

  EBITDA (6)                      $18,125  $18,896  $19,338 $13,248  $10,445
  Capital expenditures (7)        $ 4,044  $13,452  $ 3,187 $ 1,983  $ 7,737
  Amortization                    $ 2,880  $ 2,916  $ 2,326 $ 2,133  $ 1,931
  Depreciation                    $ 5,349  $ 5,813  $ 4,922 $ 3,560  $ 2,861
____________________________________________________________________________
BALANCE SHEET DATA (at end of period):

Working capital (8)               $31,640  $22,022  $28,614 $18,106  $16,570
Total assets                      $71,959  $73,459  $76,752 $63,009  $62,663
Long-term debt, net of
  current portion                 $   271  $ 1,403  $ 2,584 $   573  $   935
8.75% convertible
  subordinated debentures         $  -     $  -     $  -    $29,921  $31,421
Stockholders' equity              $60,216  $56,266  $63,361 $23,051  $21,124




(1) Operating income in 1994 includes a pretax cost of $1.3 million (an after tax cost of $850,000) in connection with the severance agreement with Jackpot's former chief executive officer. See Note
9 of Notes to Consolidated Financial Statements.

(2)  Net income (loss) includes:   in 1994, a pretax loss of $16.9
million ($11.0 million after tax, or $1.20 per share) for Jackpot's share of the closing costs, write-down of certain assets and operating loss in a dockside riverboat operation in Tunica, Mississippi; in 1992 and in 1991, an extraordinary gain ($204,000 or $.03 per share and $366,000 or $.06 per share, respectively) from repurchases of the 8.75% convertible subordinated debentures; and, in 1991, a pretax write-down of $606,000 ($400,000 after tax, or $.07 per share) of certain investments. See Note 4 of Notes to Consolidated Financial Statements.

(3) Earnings per share calculations have been retroactively adjusted in 1993, 1992 and 1991 for a 10% stock dividend declared July 1, 1993 and 5% stock dividends declared July 1, 1992 and July 2, 1991.

(4) Earnings per share calculations in 1993, 1992 and 1991 have been based on weighted average shares outstanding adjusted for the number of common share equivalents attributable to stock options and Warrants. See Note 1 of Notes to Consolidated Financial Statements.

(5) Earnings per share calculations assuming full dilution in 1993 include the assumed conversion of the 8.75% convertible subordinated debentures. The average common and common equivalent shares outstanding assuming full dilution was 10,034,000 shares in 1993.

(6) EBITDA represents earnings before interest expense, income taxes, depreciation, amortization and other non-cash items. EBITDA is presented to provide additional insight into the Company's ability to fund operations, make planned capital expenditures and meet its financial obligations. EBITDA is not intended to represent earnings, cash flow, or any other measure of performance in accordance with generally accepted accounting principles.

(7) Capital expenditures in 1994 includes purchases of $9.0 million of property in connection with the Tunica Facility.

(8) Working capital at June 30, 1992 and 1991 includes $5.9 million and $9.4 million, respectively, of cash equivalents and short-term investments reserved for gaming acquisitions.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

       Cash Flows:

       Jackpot's principal sources of cash for fiscal years ended June 30, 1995, 1994 and 1993 (referred to herein as "1995," "1994" and "1993,"
respectively), consisted of the cash flow from operating activities and its available cash, cash equivalents and short-term investments which, at the beginning of 1993 approximated $18.0 million and at the end of 1995 approximated $32.9 million.

       Net cash provided by operating activities in 1995 was approximately $18.1 million. Net cash used in investing activities in 1995 was approximately $4.3 million which included cash used of approximately
$6.0 million and cash received of approximately $1.7 million. The $6.0 million of cash used included payments of approximately $4.0 million primarily for purchases of property and equipment in connection with Jackpot's Nevada operations, and approximately $1.5 million used for advances to the dockside casino facility in Tunica County, Mississippi (the "Tunica Facility"), which closed permanently on July 8, 1994. Such advances to the Tunica Facility were used for payment toward Jackpot's share of unpaid liabilities and estimated closing costs, which were fully accrued as of June 30, 1994. The $1.7 million of cash received from investing activities included aggregate proceeds from sales of short-term investments and sales of certain assets.

       Net cash used in financing activities in 1995 was approximately $4.4 million which consisted primarily of the repayment of approximately $1.4 million of long-term debt and the payment of approximately $3.0 million of dividends.

       As a result of the combination of net cash provided by operating activities of approximately $18.1 million less net cash used in investing and financing activities of approximately $4.3 million and $4.4 million, respectively, cash and cash equivalents in 1995 increased approximately $9.4 million.

       Net cash provided by operating activities in 1994 was approximately $18.4 million. Net cash used in investing activities in 1994 was approximately $9.7 million which included cash received of approximately $12.3 million and cash used of approximately $22.0 million. The $12.3 million of cash received consisted primarily of proceeds from sales of short-term investments. The $22.0 million of cash used included payments of approximately $4.9 million primarily in connection with new lease agreements, payments of approximately $4.5 million for the purchase of property and equipment in connection with Jackpot's Nevada operations and expenditures and advances of $12.4 million in connection with the development and operation of the Tunica Facility.

       Net cash used in financing activities in 1994 was approximately $4.1 million which resulted from the payment of approximately $1.3 million of long-term debt, the payment of approximately $2.9 million of dividends and the payment of approximately $.6 million for other financing activities, net of approximately $.3 million of proceeds from long-term debt and $.4 million of proceeds from the issuance of common stock upon the exercise of stock options and warrants.

       As a result of the combination of net cash provided by operating activities of approximately $18.4 million less net cash used in investing and financing activities of approximately $9.7 million and $4.1 million, respectively, cash and cash equivalents in 1994 increased approximately $4.6 million.

       Net cash provided by operating activities in 1993 was approximately $17.7 million. Net cash used in investing activities in 1993 of approximately $8.3 million included cash used of approximately $2.3 million for the acquisition of a gaming machine route business, $2.2 million for the purchase of equipment, $.2 million for location lease rights and $3.2 million for the net purchases of short-term investments.

       Net cash provided by financing activities in 1993 of approximately $.9 million resulted from the receipt of approximately $4.8 million of cash proceeds from the issuance of common stock and the payment of approximately $2.9 million of dividends and approximately $1.0 million for long-term debt.

       As a result of the combination of net cash provided by operating and financing activities of approximately $17.7 million and $.9 million, respectively, less net cash used in investing activities of $8.3 million, cash and cash equivalents in 1993 increased approximately $10.3 million.

       Liquidity:

       As described above, during 1995, Jackpot purchased approximately $4.0 million of property and equipment. Approximately $3.4 million of the $4.0 million was associated with equipment purchased for locations. Management anticipates that Jackpot will purchase approximately $5.6 million of property and equipment, exclusive of business acquisitions, if any, for the fiscal year ended June 30, 1996 ("1996") to be used in existing and currently planned new locations.

       At June 30, 1995, Jackpot had cash and cash equivalents of approximately $32.9 million, an increase of approximately $9.4 million, or 40%, from the beginning of 1995. Jackpot's working capital and current ratio were approximately $31.6 million and 6.6 to 1, respectively, at June 30, 1995, which increased from $22.0 million and
3.0 to 1, respectively, at June 30, 1994 primarily as a result of the activities described above.

       On May 24, 1995, Jackpot notified Phar-Mor, a large chain store,
that it was in default under the terms of certain agreements.   On July
25, 1995, Phar-Mor notified Jackpot that it disagreed with Jackpot's position and asserted that Jackpot was in default under the terms of the same agreements. Jackpot, based upon advice of counsel, does not believe it is probable that Phar-Mor will prevail in this matter. If Phar-Mor were to prevail, Jackpot could be liable for certain obligations up to $1 million. If Jackpot were to prevail, it would become an unsecured creditor of Phar-Mor in an amount in excess of $3 million. For further information concerning this matter, see Note 9 of Notes to Consolidated Financial Statements.

       Management believes Jackpot's working capital and cash generated from operations will be sufficient to enable Jackpot to meet its planned capital expenditures, meet its debt service requirements on its existing debt, pay quarterly cash dividends pursuant to Jackpot's current dividend policy and meet its other ongoing cash requirements as they become due in 1996.

       Jackpot continues to selectively explore expansion opportunities, both in and outside Nevada, and various potential acquisitions, both gaming and nongaming related. Management believes working capital and cash generated from operations will be sufficient to enable Jackpot to continue its expansion; however, Jackpot may seek additional debt or equity financing to facilitate such acquisitions and expansion.

Results of Operations

       Jackpot has developed a strategy to utilize its position as a leader in the Nevada gaming machine route market and to apply its gaming management and regulatory experience to pursue gaming machine route operations and strategic gaming activities in both established and emerging gaming jurisdictions. Jackpot intends to enhance its gaming machine route operations in Nevada by continuing to provide superior service and innovative gaming products and aggressively cultivating its existing relationships with major customers. Jackpot continues to selectively explore expansion opportunities, both in and outside Nevada, and various potential acquisitions, both gaming and nongaming related.

       Since 1991, Jackpot's gaming machine route operations have grown substantially. During this period, Jackpot has expanded its gaming machine route operations through (i) internal growth resulting from increased play at its existing gaming machine route locations and (ii) increased number of leased locations due, in part, to several strategic acquisitions of gaming machine route operations from other operators. During this same period, Jackpot expanded its business to include casino operations, with current operations at four casinos in Nevada.

       Operations in Jackpot's largest retail chain store customers are subject to various leases. One lease, which accounted for approximately 9% of Jackpot's total revenues in 1994 expired on June 30, 1994. Such expiration had a significant effect as total revenues in 1995 decreased approximately $1.5 million over 1994. Operations in five retail chain store customers accounted for approximately 50% of Jackpot's total revenues in 1995. Of these five customers, Jackpot's two largest customers each accounted for more than 10% of Jackpot's total revenues in 1995. Leases with these five customers have a wide range of terms and maturities, with expiration dates extending from 1997 to 1999. The loss of the Company's right to operate at any of these five locations could have a material adverse effect on the Company's future results of operations. There is no assurance that the Company will be able to renew or extend its existing leases and, if renewed, there can be no assurance that the Company will not have to pay higher fees or offer more favorable terms to retain such leases. Further, there is no assurance that revenues will continue to grow at existing locations despite the continued increase in the Nevada population and expansion of the Nevada economy.

       The Company has historically been able to renew or substantially replace revenues from expiring gaming machine route agreements with revenues generated by renewal or replacement agreements. However, increased competitive pressures in the gaming machine route business have increased the Company's lease payments as a percentage of the revenues generated from gaming machine route operations, decreasing the Company's operating margins from its gaming machine route operations.
As a result, the Company's future operating margins with respect to such contracts may be lower than for earlier periods. In order to optimize its operating performance, the Company is engaged in a continual evaluation of leases, some of which, from time to time, it may dispose of or not renew.

       Lease extensions at existing locations have historically resulted in increased monthly fees. These contracts have also generally required fixed periodic increases in monthly fees during the term of the contract. With respect to the accounting treatment of fixed periodic increases in monthly fees associated with these contracts, the Company is required to average annual lease costs over the term of the contract.
As a result of such accounting treatment, annual lease costs generally increase significantly in the first year of an extended contract for the respective locations covered by the contract and, thereafter, remain constant for existing locations during the term of the contract.

    The table below presents the changes in comparative financial data from 1993 to 1995 (dollars in thousands).

                                  Years Ended June 30,
             __________________________________________________________________
                   1995                       1994                  1993
             ________________________  ________________________  ______________
                    Percent Percent           Percent  Percent          Percent
                    of      Increase          of       Increase         of
             Amount Revenues(Decrease) Amount Revenues (Decrease)Amount Revenues
Revenues:
  Route
  operations $87,892  90.7%  (2.5)%  $ 90,168   91.7%    15.9%  $77,767   93.4%
  Casino
  operations   8,961   9.3    9.7       8,167    8.3     48.4     5,504    6.6
             _______ _____  _____    ________  _____  _______   _______  _____
    Totals    96,853 100.0   (1.5)     98,335  100.0     18.1    83,271  100.0
             _______ _____  _____    ________  _____  _______   _______  _____

Costs and
expenses:
  Route
  operations  66,342  68.5    1.0      65,656   66.8     22.0    53,835   64.7
  Casino
  operations   7,904   8.1   15.5       6,842    7.0     38.6     4,938    5.9
  Amortization 2,880   3.0   (1.2)      2,916    3.0     25.4     2,326    2.8
  Depreciation 5,349   5.5   (8.0)      5,813    5.9     18.1     4,922    5.9
  General and
  admini-
  strative     5,410   5.6  (29.7)      7,699    7.8     28.3     5,999    7.2
             _______ _____  _____     _______  _____    _____   _______  _____
    Totals    87,885  90.7   (1.2)     88,926   90.5     23.5    72,020   86.5
             _______ _____  _____     _______  _____    _____   _______  _____

Operating
Income         8,968   9.3   (4.7)      9,409    9.5    (16.4)   11,251   13.5

Other income
  (expense),
  net            907    .9  105.5     (16,461) (16.7) 1,235.0    (1,233)  (1.5)
             _______ _____  _____    ________  _____  _______   _______  _____

Income (loss)
  before income
  tax          9,875  10.2  240.0      (7,052)  (7.2)  (170.4)   10,018   12.0

Provision
(credit) for
  income tax   3,259   3.4  232.0      (2,468)  (2.5)  (170.3)    3,512    4.2
             _______ _____  _____     _______  _____  _______   _______  _____

Net Income
(loss)      $  6,616   6.8% 244.3%    $(4,584)  (4.7)% (170.5)% $ 6,506    7.8%
            ======== =====  =====     =======  =====  =======   =======  =====


    Revenues generated from gaming machine route operations are attributable to fixed payment leases and revenue sharing contracts. The amount of revenues attributable to fixed payment leases and revenue sharing contracts in 1995, 1994 and 1993 are summarized below (dollars in thousands):

                       1995              1994                  1993
                 _________________  __________________  ____________________
                         Percent             Percent              Percent
                         of route            of route             of route
                         operations          operations           operations
                 Amount  revenues   Amount   revenues    Amount   revenues
                 ______  _________  _______  __________  ______   __________

Route operations:
  Fixed payment
  leases         $54,386  61.9%     $59,424   65.9%      $50,514     65.0%
  Revenue
  sharing
  contracts       33,506  38.1       30,744   34.1        27,253     35.0
                 _______ _____      _______  _____       _______    _____
                 $87,892 100.0%     $90,168  100.0%      $77,767    100.0%
                 ======= =====      =======  =====       =======    =====

1995 compared to 1994

  General:

  The 1995 net income of $6.6 million, the highest in Jackpot's history, represented an increase of approximately $11.2 million from the net loss of $4.6 million in 1994. The net loss in 1994 included an after-tax loss of approximately $11.0 million for Jackpot's share of closing costs, write-down of certain assets and the operating loss of the Tunica Facility. The 1995 net income does not have any losses from the Tunica Facility because, as previously described, Jackpot permanently closed the Tunica Facility on July 8, 1994 and had accrued as of June 30, 1994 an estimate for all anticipated closing costs associated with the closure. A portion of the increase in net income in 1995 was also due to an improvement in operating results of gaming machine route operations despite the expiration of the Company's right to operate at certain locations of a major retail chain store customer (the "Customer") on June 30, 1994. Jackpot generated approximately 9% of its total revenues and a significantly greater percentage of its total operating income from operations at locations of the Customer in 1994.

  Revenues:

  Total revenues in 1995 decreased approximately $1.5 million, from $98.4 million in 1994 to $96.9 million in 1995. The decrease in total revenues of $1.5 million was the net result of a decrease of $2.3 million (from $90.2 million in 1994 to $87.9 million in 1995) in gaming machine route operations revenues and an increase of $.8 million (from $8.2 million in 1994 to $9.0 million in 1995) in casino operations revenues.

  The decrease in gaming machine route operations revenues of $2.3 million resulted from a combination of additional revenues generated from existing and new locations, net of lost revenues from terminated locations. In 1995, new locations generated approximately $7.7 million of revenues, while existing locations generated approximately $4.2 million in additional revenues. Terminated locations had generated $14.2 million in revenues in 1994. The loss of the revenues generated at the terminated locations was primarily due to the expiration of the Company's right to operate at certain locations of the Customer on June 30, 1994.

  As described previously, a significant amount of Jackpot's gaming machine route revenues is derived from five retail chain store customers pursuant to license, lease or sublease agreements. As of June 30, 1995, such agreements involved the operation of 1,615 machines in 100 locations.

  The increase in casino operations revenues in 1995 of approximately $.8 million was primarily due to the commencement in January 1995 of operations of Jackpot's Highway 93 Casino, Inc., dba the Pony Express Casino (the "Pony Express Casino").

  Cost and expenses:

  Route operations expenses in 1995 increased approximately $.7 million (from $65.6 million in 1994 to $66.3 million in 1995) and, as a percentage of route operations revenues, route operations expenses increased to 75.5% in 1995 from 72.8% in 1994. The increase of $.7 million in 1995 over 1994 was attributable to an increase of $.4 million in location rent expense, an increase of $.5 million in payroll costs, net of an overall decrease of $.2 million in other expenses. Route operations expenses increased as a percentage of route operations revenues primarily because of the loss of the Customer, with which route operations expenses were lower as a percentage of route operations revenues than Jackpot s prior year overall percentage. Although Jackpot was able to replace a substantial portion of the revenues lost with revenues generated by new and existing locations, generally the costs associated with revenues generated at new locations have been greater as a percentage of revenues than have the costs associated with the lost revenues. With respect to location rent, which is the single largest route operation expense, no contract with a material effect on operating results expires in 1996.

  Casino operations expenses in 1995 increased approximately $1.1 million (from $6.8 million in 1994 to $7.9 million in 1995) and, as a percentage of casino operations revenues, casino operations expenses increased to 88.2% in 1995 from 83.8% in 1994 due to the lower than expected revenues of Water Street Casino, Inc., dba the Post Office Casino (the "Post Office Casino"), which commenced operations in July 1994. As a result of the continuation of the poor operating performance of the Post Office Casino, which generated an operating loss of approximately $.4 million in 1995 including a one-time charge of approximately $.2 million in connection with the reduction in the size of gaming operations at the location from 175 gaming machines to 70 gaming machines and the change in operations from a casino location to a gaming machine route location, Jackpot terminated the operating agreement and sublease with the lessor and ceased operations at the Post Office Casino in February 1995.

  Amortization expense in 1995 remained constant at approximately
$2.9 million compared to 1994. Depreciation expense in 1995 decreased approximately $.5 million (from $5.8 million in 1994 to $5.3 million in 1995). The decrease in depreciation expense was primarily due to the reduction in depreciation expense of certain assets associated with the Tunica Facility.

  General and administrative expenses in 1995 decreased approximately $2.3 million (from $7.7 million in 1994 to $5.4 million in 1995) primarily as a result of decreases of $1.1 million in severance costs, $.5 million in connection with the cancellation of a proposed public offering in 1994, $.4 million of unsuccessful development costs and $.3 million in other general and administrative expenses.

  Operating income decreased approximately $.4 million in 1995
(from $9.4 million in 1994 to $9.0 million in 1995). The decrease in operating income of $.4 million was due primarily to the combination of the previously described effect on gaming machine route operations of the expiration of the Company's right to operate at certain locations of the Customer on June 30, 1994, net of the effect of the decrease of certain nonrecurring general and administrative expenses described above.

    With respect to other non-operating income and expense, 1994 included a pretax loss of approximately $16.9 million for Jackpot's share of closing costs, write-down of certain assets and the operating loss of the Tunica Facility.

  The effective tax rate was approximately 33% in 1995, which was lower than the statutory federal tax rate and the 35% rate in 1994 primarily because of the tax benefits from tax-exempt interest income. Earnings per common share in 1995 was $.72 compared to the loss per common share in 1994 of $.50 per share.

1994 compared to 1993

  General:

  The 1994 net loss of $4.6 million represented a decrease of approximately $11.1 million from net income of $6.5 million in 1993. As explained below, the decrease of $11.1 million was primarily due to the write down of assets and costs and expenses associated with the closing of the Tunica Facility as well as Jackpot's share of the operating losses from the Tunica Facility. Total revenues in 1994 increased approximately $15.1 million or 18.1% over 1993, from approximately $83.2 million to $98.3 million, the highest total in Jackpot's history. The $15.1 million increase was the net result of an increase of approximately $12.4 million (from $77.8 million in 1993 to $90.2 million in 1994) of revenues from gaming machine route operations and an increase of approximately $2.7 million (from $5.5 million in 1993 to $8.2 million in 1994) from casino operations.

  Operating income in 1994 decreased approximately $1.8 million, from $11.2 million in 1993 to $9.4 million in 1994. The decrease in operating income in 1994 was due to expenses of approximately $1.3 million in connection with the severance arrangements for Jackpot's former Chief Executive Officer, who resigned on May 3, 1994 and costs of approximately $.5 million in connection with the cancellation of a proposed public offering.

  Revenues:

  Revenues generated from gaming machine route operations increased by $12.4 million in 1994 primarily as a result of machine play at new locations which generated approximately $11.7 million. The increase of revenues of approximately $11.7 million from new locations in 1994 was primarily from additional locations acquired in connection with new long-term lease agreements which took effect on July 1, 1993 and to the full year effect on revenues generated by the gaming machine route operations acquired in August 1992 from International Game Technology and its subsidiary, Electronic Data Technology (collectively "IGT"). Approximately $6.5 million in revenues in 1994, based on the amount of revenues generated in the comparable 1993 period, were lost from terminated locations. The remaining increase in revenues of approximately $7.2 million in 1994 was primarily the result of increased play from existing machines in operation.

  As described previously, a significant amount of Jackpot's gaming machine route revenues is derived from retail chain store customers pursuant to license, lease or sublease agreements. As of June 30, 1994, such agreements involved the operation of 1,750 machines in 111 locations. The license with the Customer, which expired on June 30, 1994, was put to bid on a competitive basis during 1994 and Jackpot was not willing to meet the terms of a competitive bid, which management believed were uneconomic. Jackpot was advised by the Customer that since Jackpot was not willing to meet the terms of the competitive bid, the license agreement with Jackpot would not be renewed on July 1, 1994. Had Jackpot met the terms of the competitive bid, management believes Jackpot would have had losses from the operations at locations of the Customer. The expired agreement in volved the operation of approximately 240 gaming machines in 14 locations. Jackpot generated approximately 9% of its total revenues and a significantly greater percentage of its total operating income from operations at locations of the Customer in 1994. The loss of this license will have a material adverse effect on the Company's results of operations for periods beginning July 1, 1994.

  Casino operations revenues in 1994 increased approximately $2.7 million over 1993 primarily due to the commencement of operations at the Debbie Reynolds' Hollywood Hotel & Casino ("Debbie's") in July 1993. An additional casino operation which is managed by Jackpot with approximately 175 gaming machines commenced operations in July 1994.

  Costs and expenses:

  Route operations expenses in 1994 increased approximately $11.8 million (from $53.8 million in 1993 to $65.6 million in 1994) and, as a percentage of route operations revenues, increased to 72.8% in 1994 from 69.2% in 1993. The increase of $11.8 million over 1993 was attributable to an increase of $9.4 million in location rent expense, an increase of $1.1 million in payroll costs, an increase of $.6 million in gaming taxes and an increase of $.7 million in other expenses.

  The increase in location rent expense resulted from a combination of additional location rent incurred for newly acquired locations, including the locations from the acquisition of the gaming machine route operations of IGT in August 1992, net of reduced location rent from terminated locations, and increases in location rent at existing locations that arose in connection with revenue-sharing arrangements
and changes in the terms of fixed rent agreements.   Included in
location rent is the amount of the location owners' share of the gaming revenues generated at the respective locations pursuant to revenue-sharing arrangements. This portion is generally higher in amount as a percentage of revenue earned at the location than rent paid at fixed rent locations primarily because Jackpot's other costs and expenses (primarily payroll) at revenue-sharing locations are expected to be lower than at fixed rent locations and the risk of low revenue performance is shared.

  With respect to fixed rent agreements, in 1992 and 1993, Jackpot extended certain license agreements for existing locations which require Jackpot to increase monthly fees in fixed annual intervals over the term of the related agreement with the first year of the extended term beginning on July 1, 1993. As a result of the accounting requirement to average annual lease costs over the term of the related leases, Jackpot recognized significantly increased rent expense for such locations in 1994. Of the total increase in rent expense in 1994, approximately 34% was attributable to the additional rent incurred as a result of extensions to the aforementioned license agreements. However, also as a result of the accounting requirement, the rent expense for such locations will remain constant over the remaining term of the respective contracts and, as such, rent expense for such existing locations in 1995 will not be further increased.

  The increase in payroll costs in 1994 was primarily due to annual payroll increases effective July 1993 and additional operational personnel required for a full year in connection with the acquisition of the route operations of IGT.

  Casino operations expenses in 1994 decreased, as a percentage of casino operations revenues to 83.8% from 89.7% in 1993, primarily due to the operating results of Debbie's. Jackpot has a management contract to operate certain casino activities at Debbie's.

  Amortization expense in 1994 increased by approximately $.6 million (from $2.3 million in 1993 to $2.9 million in 1994). The increase in amortization expense in 1994 was primarily attributable to certain costs incurred in connection with the previously mentioned new license agreements which became effective July 1, 1993. Such costs are amortized over the term of the respective license agreement.

  Depreciation expense in 1994 increased by approximately $.9 million (from $4.9 million in 1993 to $5.8 million in 1994). The increase in depreciation expense in 1994 was primarily attributable to the costs associated with the acquisition of gaming machines and related equipment for new route and casino locations operated during 1994.

  General and administrative expenses in 1994 increased by approximately $1.7 million (from $6.0 million in 1993 to $7.7 million in 1994) primarily as a result of increases of $2.2 million due to the $1.3 million of severance costs, the $.5 million of offering costs and $.4 million of unsuccessful development costs and a decrease of $.9 million due to reduced legal costs in connection with legal actions settled in 1993.

  Other Income and Expense:

  Interest expense in 1994 decreased by approximately $1.8 million (from $2.1 million in 1993 to $.3 million in 1994) primarily as a result of the reduction in interest expense from the conversion and redemption of $29.9 million of Jackpot's 8.75% convertible subordinated debentures which were outstanding in 1993.

  As previously described, Jackpot, under a co-management
arrangement with President, commenced operations of the Tunica Facility in December 1993. Jackpot entered into the co-management arrangement in order to accelerate its entry into the Tunica, Mississippi market and reduce its initial capital outlay from what would have been required, which was estimated to be in excess of $35 million, to open a facility on its own. Although Jackpot was able to accelerate its entry and minimize its initial capital outlay, the results of operations in 1994 from the Tunica Facility were adversely affected by lower than anticipated revenues. Management believes that revenues were adversely affected by inclement winter weather conditions, the opening of other casinos in November 1993, February 1994 and May 1994 which are located nearer to the Memphis, Tennessee metropolitan area than the Tunica Facility, and the simultaneous opening of a casino adjacent to the Tunica Facility. The inclement winter weather included high water conditions on the Mississippi River, which forced the temporary closing of the Tunica Facility from
April 19, 1994 to May 2, 1994.   As a result of the lower than
anticipated revenues and the continued opening of new casinos located nearer to Memphis than the Tunica Facility, the Tunica Facility was permanently closed on July 8, 1994. Pursuant to the terms of the co-management arrangement with President, Jackpot's share of the operating loss from the Tunica Facility in 1994 was approximately $3.7 million. As a result of the permanent closure of the Tunica Facility, Jackpot recognized a charge to expense of approximately $13.2 million in the fourth quarter of 1994 which includes the write-down to estimated recoverable value of $11.3 million to the remaining carrying value of its assets associated with the Tunica Facility and the provision of $1.9 million for closing costs.

  Other:

  The effective tax rate in 1994 was approximately 35%, which approximated the rate in 1993 and the loss per common share in 1994 was $.50 per share compared to earnings per share in 1993 of $.80 per share ($.78 per share assuming full dilution).

Impact of Inflation

         Inflation has not had a significant effect on Jackpot's operations during the three fiscal years ended June 30, 1995.

Item 8.  Financial Statements and Supplementary Data

         The Financial Statements and Supplementary Data required by this
         Item 8 are set forth as indicated in Item 14(a)(1).

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

         Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and
         Management

Item 13. Certain Relationships and Related Transactions

         The information required by items 10, 11, 12 and 13 are incorporated by reference from the 1995 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this report.

                                  PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) and (2)   Consolidated Financial Statements and Schedules

                  For a list of the consolidated financial statements and consolidated financial statement schedules filed as a part of this annual report on Form 10-K, see "Index to Financial Statements, Supplementary Data and Financial Statement Schedules" on page F-1.

(a)(3) The exhibits filed and incorporated by reference are listed in the index of Exhibits required by Item 601 of Regulation S-K at Item (c) below.

(b)               Reports on Form 8-K

                  During the last quarter of the fiscal year ended June 30, 1995, Jackpot filed no reports on Form 8-K.

(c)               Exhibits

      3(i)        Articles of Incorporation of the Registrant, as amended (C)
      3(ii)       By-laws of the Registrant, as amended (C)
      3(iii)      Form of Amendment to Articles of Incorporation of
                  Registrant (O)
      4.1         Form of Indenture dated as of May 1, 1989, between
                  Registrant and Bankers Trust Company, as Trustee, including form of Debenture (A)
      4.2         Form of Amended and Restated Warrant agreement between the
                  Registrant and Continental Stock Transfer & Trust Company, including form of Warrant (L)
      4.3         Stockholder Rights Agreement dated as of July 11, 1994
                  between the Registrant and Continental Stock Transfer &
                  Trust Company, as Rights Agent (P)
     10.1         Employment and consulting agreement with Neil Rosenstein
                  (B), as amended (F), and as further amended (H)(U)
     10.2         License agreements with Albertson's, Inc. (A)(M)
     10.3         Agreement with K Mart Corporation, as revised on November
                  1, 1990 (F)
     10.4         License agreement with Longs Drug Stores California, Inc. (A)
     10.5         License agreements with Lucky Stores, Inc., as revised on
                  October 31, 1991 (H)
     10.6         License agreements with American Drug Stores, Inc.,
                  formerly Osco Drug, Inc., as revised on October 31, 1991 (H)
     10.7         License agreement with Pay Less Drug Stores Northwest,
                  Inc., as revised on April 14, 1992 (H)
     10.8         License agreement with Safeway Stores, Inc. (A)
     10.9         Agreement with Warehouse Markets (A)
     10.10        Agreement with Phar-Mor (D)
     10.11        Asset Purchase Agreement with The Nugget, Inc. (D)
     10.12        Agreement of Sale, First and Second Amendments to Agreement
                  of Sale, with The Owl Investment Company and The Owl
                  Corporation (D)
     10.13        1990 Incentive and Nonqualified Stock Option Plan (E)(U)
     10.14        Employment Agreement with Frederick Sandvick (F)(U)
     10.15        Indemnification Agreement (Sample) (F)
     10.16        Salary Continuation Plan for Executives (F)(U)
     10.17        Form of Retirement Plan for Directors (H)
     10.18        Amendment No. 2 to Employment Agreement with Neil
                  Rosenstein (F)(U)
     10.19        Asset purchase agreement with International Gaming
                  Technology and its wholly-owned subsidiaries, IGT and Electronic Data Technologies (G)(I)
     10.20        1992 Incentive and Non-qualified Stock Option Plan (J)(U)
     10.21        Employment Agreement with John F. O'Reilly (M)(U)
     10.22        Employment Agreement with Jeffrey L. Gilbert (K)(U)
     10.23        In Re: Jackpot Enterprises, Inc., Securities Litigation,
                  United States District Court, District of Nevada, Case No.
                  CV-5-89-805-LDG-RJJ; Stipulation of Settlement for the Class Action (L)
     10.24        In Re: Jackpot Enterprises, Inc., Securities Litigation,
                  United States District Court, District of Nevada, Case No.
                  CV-5-89-805-LDG-RJJ; Stipulation of Settlement for the Derivative Action (L)
     10.25        Agreement with President Riverboat Casinos-Mississippi,
                  Inc. (M)
     10.26        Form of First Amendment to Retirement Plan for Directors (N)
     10.27        Settlement Agreement with John F. O'Reilly (Q)
     10.28        Employment Agreement dated as of September 8, 1994 with Don
                  R. Kornstein (R)(U)
     10.29        Settlement Agreement by and among Winners Entertainment,
                  Inc. (formerly Excalibur Holding Corporation), Mountaineer
                  Park, Inc. and Jackpot Enterprises, Inc. (S)
     11.1         Computation of Earnings (Loss) per Common Share (T)
     22.1         List of Registrant's subsidiaries (T)
     23.1         Consent of Deloitte & Touche LLP (T)
     25.1         Statement of Eligibility and Qualification of Bankers Trust
                  Company as Trustee on Form T.1 (A)
     27.1         Financial Data Schedule (EDGAR version only)

           (A) Incorporated by reference to Registrant's Registration Statement on Form S-2 dated May 4, 1989 (Registration
                  No. 33-27614).
           (B)    Incorporated by reference to Registrant's Annual Report
                  on Form 10-K for the year ended June 30, 1988.
           (C)    Incorporated by reference to Registrant's Annual Report
                  on Form 10-K for the year ended June 30, 1989.
           (D)    Incorporated by reference to Registrant's Annual Report
                  on Form 10-K for the year ended June 30, 1990.
           (E)    Incorporated by reference to Registrant's Registration
                  Statement on Form S-3 dated December 12, 1990 (Registration No. 33-38210).
           (F) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended June 30, 1991.
           (G) Incorporated by reference to Registrant's Form 8-K dated July 30, 1992.
           (H)    Incorporated by reference to Registrant's Annual Report
                  on Form 10-K for the year ended June 30, 1992.
           (I)    Incorporated by reference to Registrant's Form 8 dated
                  October 10, 1992 amending its Current Report on Form 8-K dated July 30, 1992.
           (J)    Incorporated by reference to Registrant's 1992 Proxy
                  Statement.
           (K) Incorporated by reference to Registrant's Form 10-Q for the quarter ended March 31, 1993.
           (L) Incorporated by reference to Registrant's Registration Statement on Form S-3 dated July 8, 1993 (Registration
                  No. 33-61624).
           (M)    Incorporated by reference to Registrant's Annual Report
                  on Form 10-K for the year ended June 30, 1993.
           (N)    Incorporated by reference to Registrant's Form 10-Q for
                  the quarter ended September 30, 1993.
           (O)    Incorporated by reference to Registrant's 1993 Proxy
                  Statement.
           (P) Incorporated by reference to Registrant's Form 8-A dated July 12, 1994.
           (Q)    Incorporated by reference to Registrant's Annual Report
                  on Form 10-K for the year ended June 30, 1994.
           (R)    Incorporated by reference to Registrant's Form 10-Q for
                  the quarter ended September 30, 1994.
           (S) Incorporated by reference to Registrant's Form 10-Q for the quarter ended March 31, 1995.
           (T)    Included herein.
           (U) Management contract or compensatory plan or arrangement which is separately identified in accordance with Item 14(a)(3) of Form 10-K.

(d)               Schedules

        For a list of the financial statement schedules filed as a part of this annual report on Form 10-K, see "Index to Financial Statements, Supplementary Data and Financial Statement Schedules" on page F-1.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 21, 1995     JACKPOT ENTERPRISES, INC.
                                     (Registrant)

                               By: /s/  Don R. Kornstein
                                  ______________________
                                  Don R. Kornstein
                                  President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  Signature                     Title                        Date


/s/  Don R. Kornstein          President,
____________________________   Chief Executive Officer   September 21, 1995
Don R. Kornstein               and Director
                               (Principal Executive Officer)

/s/  Bob Torkar                Senior Vice President-
____________________________   Finance,                  September 21, 1995
Bob Torkar                     Treasurer and Chief
                               Accounting Officer
                               (Principal Financial and
                               Accounting Officer)

/s/  Allan R. Tessler          Chairman of the Board     September 21, 1995
____________________________
Allan R. Tessler

/s/  David R. Markin           Director                  September 21, 1995
____________________________
David R. Markin

/s/  Robert L. McDonald, Sr.   Director                  September 21, 1995
____________________________
Robert L. McDonald, Sr.




                      JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                  INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA
                       AND FINANCIAL STATEMENT SCHEDULES
                             [ITEMS 8 AND 14(a)]



(1)  FINANCIAL STATEMENTS:

     Independent Auditors' Report

     Consolidated Balance Sheets
       June 30, 1995 and 1994

     Consolidated Statements of Operations
       Years Ended June 30, 1995, 1994 and 1993

     Consolidated Statements of Stockholders' Equity
       Years Ended June 30, 1995, 1994 and 1993

     Consolidated Statements of Cash Flows
       Years Ended June 30, 1995, 1994 and 1993

     Notes to Consolidated Financial Statements

(2)  SUPPLEMENTARY DATA:

     Quarterly Financial Information
       Years Ended June 30, 1995 and 1994

(3)  FINANCIAL STATEMENT SCHEDULES

     Financial Statement Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

    INDEPENDENT AUDITORS' REPORT

    Jackpot Enterprises, Inc.:

    We have audited the accompanying consolidated balance sheets of Jackpot Enterprises, Inc. (the "Corporation") and subsidiaries as of June 30, 1995 and 1994, and the related consoldiated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1995. These financial statements are the responsibility of the Corporation's management. Our responsiblity is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accouting principles used and significant estimates made by management, as well as evaluting the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Jackpot Enterprises, Inc. and subsidiaries at June 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1995 in conformity with generally accepted accounting principles.

    /s/ Deloitte & Touche LLP
    __________________________
    DELOITTE & TOUCHE LLP

    Las Vegas, Nevada
    August 4, 1995

                    JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS - JUNE 30, 1995 AND 1994
                               (Dollars in thousands)


                           ASSETS                    1995         1994
                           ______                   ________     ________
Current assets:
  Cash and cash equivalents                         $ 32,916     $ 23,543
  Prepaid expenses                                     1,703        2,057
  Deferred Federal income tax                                       5,093
  Other current assets                                 2,637        2,123
                                                    ________     ________
    Total current assets                              37,256       32,816
                                                    ________     ________
Property and equipment, at cost:
  Land and buildings                                   2,656        2,656
  Gaming equipment                                    26,676       25,138
  Other equipment                                      4,328        4,248
  Leasehold improvements                                 713        1,037
                                                    ________     ________
                                                      34,373       33,079
  Less accumulated depreciation                      (19,322)     (16,360)
                                                    ________     ________
                                                      15,051       16,719
Lease acquisition costs and other
  intangible assets, net of
  accumulated amortization of
  $6,061 and $6,241                                    7,292       10,278

Goodwill, net of accumulated
  amortization of $2,341 and
  $2,150                                               5,289        5,480

Lease and other security deposits                      3,490        3,689

Other non-current assets                               3,581        4,477
                                                    ________     ________
    Total assets                                    $ 71,959     $ 73,459
                                                    ========     ========










See Notes to Consolidated Financial Statements.







                     JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS - JUNE 30, 1995 AND 1994
                     (Dollars in thousands, except share data)
                                    (Concluded)


LIABILITIES AND STOCKHOLDERS' EQUITY               1995       1994
____________________________________             _______    ________
Current liabilities:
  Current portion of long-term debt              $   678    $ 1,447
  Accounts payable                                   566      2,011
  Due to equity investee                                      2,617
  Other current liabilities                        4,372      4,719
                                                 _______    _______

        Total current liabilities                  5,616     10,794

Long-term debt, less current portion                 271      1,403
Deferred Federal income tax                                     471
Deferred rent                                      3,506      2,337
Accrued pension and other liabilities              2,350      2,188
                                                 _______    _______

        Total liabilities                         11,743     17,193

Commitments and contingencies

Stockholders' equity:
  Preferred stock - authorized
    1,000,000 shares of $1 par value;
    none issued
  Common Stock - authorized
    30,000,000 shares of $.01 par
    value; 9,595,388 and 9,345,240
    shares issued                                     96         93
  Additional paid-in capital                      63,935     64,844
  Accumulated deficit                               (180)    (6,796)
  Less 293,741 and 125,119 shares of
    common stock in treasury, at cost             (3,635)    (1,875)
                                                 _______    _______
        Total stockholders' equity                60,216     56,266
                                                 _______    _______
        Total liabilities and
          stockholders' equity                   $71,959    $73,459
                                                 =======    =======








See Notes to Consolidated Financial Statements.

                    JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                      YEARS ENDED JUNE 30, 1995, 1994 AND 1993
                    (Dollars in thousands, except per share data)


                                            1995      1994      1993
                                          _______   _______    _______
Revenues:
  Route operations                        $87,892   $90,168    $77,767
  Casino operations                         8,961     8,167      5,504
                                          _______   _______    _______
      Totals                               96,853    98,335     83,271

Costs and expenses:
  Route operations                         66,342    65,656     53,835
  Casino operations                         7,904     6,842      4,938
  Amortization                              2,880     2,916      2,326
  Depreciation                              5,349     5,813      4,922
  General and administrative                5,410     7,699      5,999
                                          _______   _______    _______
      Totals                               87,885    88,926     72,020
                                          _______   _______    _______

Operating income                            8,968     9,409     11,251
                                          _______   _______    _______
Other income (expense):
  Interest and other income                 1,053       758        889
  Interest expense                           (146)     (329)    (2,072)
  Equity investments:
    Loss from operations of
      equity investee                                (3,647)
    Loss from write-down of property
      and provision for closing costs               (13,243)
 Other expense
                                                                   (50)
                                          _______   _______    _______
      Totals                                  907   (16,461)    (1,233)
                                          _______   _______    _______

Income (loss) before income tax             9,875    (7,052)    10,018
                                          _______   _______    _______
Provision (credit) for
  Federal income tax:
    Current                                  (588)    3,202      3,298
    Deferred                                3,847    (5,670)       214
                                          _______   _______    _______
      Totals                                3,259    (2,468)     3,512
                                          _______   _______    _______

Net income (loss)                         $ 6,616   $(4,584)   $ 6,506
                                          =======   =======    =======

Earnings (loss) per common and common
  equivalent share                        $   .72   $  (.50)   $   .80
                                          =======   =======    =======



Earnings (loss) per common share
  assuming full dilution                  $   .72   $  (.50)   $   .78
                                          =======   =======    =======





See Notes to Consolidated Financial Statements.

                      JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      YEARS ENDED JUNE 30, 1995, 1994 AND 1993
                (Dollars and shares in thousands, except per share data)

                                             Retained   Treasury
                    Common Stock  Additional  Earnings    Stock       Total
                    ____________  Paid-In  (Accumulated____________ Stockholders'
                    Shares Amount Capital    Deficit)  Shares Amount  Equity
                    ______ ______ _________ __________ ______ ______  __________

Balance July 1,
  1992               5,608  $56   $20,719    $ 2,606    (27)  $ (330)  $23,051
Distribution of
  warrants to
  debentureholders                  1,584                                1,584
Distribution of
  warrants to
  stockholders                      2,606     (2,606)
Distribution of
  warrants for
  settlement of
  litigation                          800                                  800
Tax benefit
  from stock
  options                           1,670                                1,670
Cash dividends
  ($.38 per share)                   (429)    (2,422)                   (2,851)
Issuance and
  receipt of
  shares on
  exercise of
  stock options        548    5     5,145               (39)    (659)    4,491
Issuance of
  shares on
  conversion of
  debentures         2,234   22    27,717                               27,739
Issuance of
  shares on
  exercise of
  warrants              22    1       370                                  371
Issuance of
  shares for 10%
  stock dividend       835    8     4,076     (4,084)
Net income                                     6,506                     6,506
                     _____  ___   _______    _______   ____  _______   _______
Balance June 30,
  1993               9,247   92    64,258          -    (66)    (989)   63,361

Tax benefit
  from stock
  options                             147                                  147
Cash dividends
  ($.31 per share)                   (668)    (2,212)                   (2,880)
Issuance and
  receipt of
  shares on
  exercise of
  stock options         89    1       970               (49)    (752)      219
Issuance of
  shares on
  exercise of
  warrants               9            137                                  137
Receipt of
  shares in
  connection
  with legal
  settlement                                            (10)    (134)     (134)
Net loss
                                              (4,584)                   (4,584)
                     _____  ___   _______    _______   ____  _______   _______
Balance June 30,
  1994               9,345   93    64,844     (6,796)  (125)  (1,875)   56,266

Tax benefit
  from stock
  options                             277                                  277
Cash dividends
  ($.32 per share)                 (2,950)                              (2,950)
Issuance and
  receipt of
  shares on
  exercise of
  stock options        250    3     1,764              (169)  (1,760)        7
Net income                                     6,616                     6,616
                     _____  ___   _______    _______   ____  _______   _______
Balance June 30,
  1995               9,595  $96   $63,935    $  (180)  (294) $(3,635)  $60,216
                     =====  ===   =======    =======   ====  =======   =======

See Notes to Consolidated Financial Statements.


























                     JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                      YEARS ENDED JUNE 30, 1995, 1994 AND 1993
                              (Dollars in thousands)

                                                     1995    1994       1993
                                                   _______  ________  _______
Operating activities:
  Net income (loss)                                $ 6,616   $(4,584)  $ 6,506
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
      Depreciation and amortization                  8,229     8,729     7,248
      Deferred Federal income tax                    3,847    (5,670)      214
      Loss from operations of equity investee                  3,647
      Write-down of property and provision
        for closing costs                                     13,243
      Other, net                                      (410)      571        18
      Increase (decrease) from changes in:
        Prepaid expenses and other current assets     (384)      339       500
        Other non-current assets                       108       516       449
        Accounts payable and other current
          liabilities                               (1,269)      513     2,304
        Federal income tax payable                                       2,198
        Deferred rent and other liabilities          1,331     1,063    (1,730)
                                                   _______   _______   _______
          Net cash provided by operating
            activities                              18,068    18,367    17,707
                                                   _______   _______   _______

Investing activities:
  Purchases of short-term investments
   with maturities of less than three months                           (17,256)
  Proceeds from sales of other short-term
    investments, net                                   509    11,892    14,080
  Proceeds from sales of equipment and
    other non-current assets                         1,053       465       354
  Purchases of property and equipment               (4,044)  (13,452)   (2,160)
  Increase in lease acquisition costs
    and other intangible assets                       (501)   (2,721)     (195)
  Lease and other security deposits                     27    (2,156)       (3)
  Payment for the acquisition of business                               (2,307)
  Investment in and advances to equity investee     (1,498)   (3,425)
  Other, net                                           124      (292)     (851)
                                                   _______   _______   _______
          Net cash used in investing activities     (4,330)   (9,689)   (8,338)
                                                   _______   _______   _______
Financing activities:
  Payments of long-term debt                        (1,422)   (1,305)   (1,016)
  Proceeds from long-term debt                                   275
  Proceeds from issuance of common stock                 7       356     4,862
  Dividends paid                                    (2,950)   (2,880)   (2,851)
  Other                                                         (574)     (105)
                                                   _______   _______   _______
          Net cash provided by (used in)
            financing activities                    (4,365)   (4,128)      890
                                                   _______   _______   _______

Net increase in cash and cash equivalents            9,373     4,550    10,259
Cash and cash equivalents at beginning of year      23,543    18,993     8,734
                                                   _______   _______   _______
Cash and cash equivalents at end of year           $32,916   $23,543   $18,993
                                                   =======   =======   =======

Supplemental disclosures of cash flow data:
  Cash paid during the year for:
    Interest                                       $   146   $   329   $ 1,690
    Federal income tax                                       $ 2,900   $ 1,100
Non-cash investing and financing activities:
  Installment obligations in connection with
    acquisition of business                                            $ 4,319
  Issuance of common stock on conversion of
    debentures                                                         $29,865
  Distribution of warrants                                             $ 4,190
  Common stock surrendered on exercise
    of stock options                               $ 1,760   $   752   $   659
  Tax benefit from exercise of stock options       $   277   $   147   $ 1,670
  Issuance of common stock for 10% stock dividend                      $ 4,084
  Reduction of debt upon sale of other
    non-current asset                              $   479

See Notes to Consolidated Financial Statements.

                       JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note  1 - Significant accounting policies and business:
  Principles of consolidation:
    The accompanying consolidated financial statements include the accounts of Jackpot Enterprises, Inc. and its controlled subsidiaries ("Jackpot"). All material intercompany accounts and transactions are eliminated. In September 1993, Jackpot entered into an agreement with President Riverboat Casinos - Mississippi, Inc. ("President") which provided for the joint management of a dockside casino facility in Tunica County, Mississippi (the "Tunica Facility") under a wholly-owned subsidiary of Jackpot. Under this arrangement, Jackpot did not have ultimate control over the Tunica Facility and, therefore, for financial statement purposes, accounted for the Tunica Facility under the equity method (see Note 4).

  Business:
    Jackpot, which was organized in 1980, conducts business in the gaming industry and generates revenues from gaming machine route operations and casino operations. Gaming machine route operations involve the installation, operation and service of gaming machines owned by Jackpot that are located in licensed, leased or subleased space in retail stores (supermarkets, drug stores, merchandise stores and convenience stores), bars and restaurants throughout Nevada.

  Cash equivalents:
    Cash equivalents are liquid investments with an original maturity of three months or less when acquired and are considered cash equivalents for purposes of the consolidated statements of cash flows. Cash equivalents are stated at cost which approximates fair value due to their short maturity.

  Revenue recognition:
    In accordance with industry practice, Jackpot recognizes as gaming revenues the net wins from gaming activities, which is the difference between gaming wins and losses. Route operations' revenues include the net wins generated under revenue-sharing agreements. Revenue-sharing payments to route locations are recorded as costs of route operations. Revenues from casino operations are gaming wins less losses. Complimentary food and beverage furnished gratuitously by casino operations to customers is not material.

  Location rent expense:
    Fixed rental payments (including scheduled increases) are recorded on a straight-line basis over the agreement term including any optional extension periods which are expected to be exercised. Contingent payments are expensed in the period incurred. Renewal agreements are considered new agreements and accounted for as described above over the new agreement term.

  Preopening costs:
    Certain costs incurred prior to and in connection with the opening of a casino operation are capitalized and expensed upon the opening of the casino.

  Depreciation of property and equipment:
    Depreciation is provided using the straight-line method for property and equipment, including property held for rental. Estimated useful lives, limited as to leasehold improvements by the term of the lease, range as follows:

         Buildings                  30 to 40 years
         Gaming equipment            4 to  7 years
         Other equipment             3 to  7 years
         Leasehold improvements      1 to 21 years

  Lease acquisition costs and other intangible assets:
    Significant incremental costs associated with the acquisition of location leases are capitalized. Incremental costs capitalized and amounts allocated to lease acquisition costs are amortized on a straight-line basis over the term of the related leases, including expected renewals, which range from 1 to 20 years. Lease acquisition costs and other intangible assets include lease acquisition costs, net of accumulated amortization, of $5,968,000 and $8,381,000 as of June 30, 1995 and 1994.

  Goodwill:
    Goodwill represents the excess of the costs of acquired businesses over the fair value of their net assets when acquired and is amortized on a straight-line basis over a period of 40 years.

  Income taxes:
    A deferred tax liability or asset is recognized at each balance sheet date that represents the amount of tax expected to be payable or refundable in future years as a result of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts, using current tax rates and laws. The deferred portion of the tax provision or benefit is the result of changes in the net deferred tax asset or liability for the period.

  Earnings (loss) per share:
    Primary earnings (loss) per common and common equivalent share and earnings (loss) per common share assuming full dilution are computed using the weighted average number of outstanding shares adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock during each period. For 1995 and 1994 the effect of options and warrants was excluded from the computations since they had no effect or were antidilutive. The weighted average number of common shares and common share equivalents used in 1995 and 1994 was 9,235,000 and 9,211,000.

    Earnings per common and common equivalent share in 1993 is computed by dividing (i) net income, as adjusted, by (ii) the weighted average number of common shares outstanding adjusted for the number of common share equivalents attributable to stock options and warrants. The adjusted net income used for the computation was $6,841,000 and the weighted average number of common shares and common share equivalents used in the computation was 8,532,000. Earnings per common share assuming full dilution in 1993 is computed as above and assumes conversion of the 8.75% convertible subordinated debentures due 2014
    (the "Debentures") and the use of period-end market prices of Jackpot's common stock in the computation of common share equivalents attributable to stock options and warrants. The adjusted net income used for the computation was $7,793,000 and the weighted average number of common shares and common share equivalents used in the computation was 10,034,000.

  Reclassifications:
    Certain accounts in the 1994 and 1993 consolidated financial statements have been reclassified to conform to the 1995 presentation.

Note  2 - Cash and cash equivalents:
    Cash equivalents are comprised primarily of marketable municipal bonds and money market accounts. Cash and cash equivalents include cash equivalents (dollars in thousands) of $23,707 and $15,075 at June 30, 1995 and 1994.

Note  3 - Business acquisitions:
    On July 1, 1992 and August 17, 1992, respectively, Jackpot completed the purchase of a substantial portion of two gaming machine route operations in Nevada, one from Bally Gaming, Inc. consisting of approximately 175 gaming machines in 25 locations and one from International Game Technology and its subsidiary, Electronic Data Technology, (collectively "IGT") consisting of approximately 1,650 gaming machines in 200 locations, including an exclusive license to distribute and operate "Megapoker," a linked progressive video poker system, at non-casino Nevada gaming locations.

    Each acquisition has been accounted for as a purchase. The results of operations of these businesses have been included in Jackpot's consolidated financial statements from the dates of acquisition.
    The aggregate purchase price of the acquisitions, including related acquisition costs, was approximately $6,900,000. The assets acquired consisted principally of gaming machines, location agreements, computer hardware, the rights and licenses to use the Megapoker software, tradenames, trademarks, location contracts and covenants not to compete. Costs allocated to lease rights, software and trademark license rights and covenants not to compete are amortized using the straight-line method over their estimated useful lives, ranging from one to seven years.
    The term of the Megapoker license agreement is for a period of seven years commencing November 1992. Jackpot has the right to renew the Megapoker licenses for up to two additional seven year periods.
    During the term of the license agreements, a royalty payment is due monthly.


    The following summarized unaudited pro forma consolidated financial information for 1993 assumes the acquisitions had occurred at the beginning of 1993 (dollars in thousands, except per share amounts):

                                                   1993
                                                 _______
     Revenues                                    $85,480
     Net income                                  $ 6,460
     Earnings per common and
       common equivalent share                   $   .80
     Earnings per common
       share assuming full dilution              $   .77

    The unaudited pro forma results summarized above include adjustments for depreciation of equipment acquired, amortization of intangible assets acquired, interest expense resulting from debt incurred and a reduction of interest income resulting from cash paid in the acquisition as well as certain other adjustments and are based upon certain assumptions and estimates which Jackpot believes are reasonable. The pro forma financial information does not purport to be indicative either of results of operations that would have occurred had the acquisitions been made at the beginning of 1993, or future results of operations of the combined companies.

Note  4 - Other transactions:
  South Dakota:
    As a result of continuous evaluation of market and gaming conditions in Deadwood, South Dakota, management determined in the third quarter of 1995 that the value of Jackpot's investments in property had been further impaired. Accordingly, Jackpot wrote down its assets by $800,000 in the third quarter of 1995. On June 30, 1995 Jackpot permanently closed all operations in South Dakota. The carrying value of Jackpot's assets in South Dakota, net of depreciation and write-downs to estimated recoverable value was approximately $786,000 at June 30, 1995. Jackpot holds all of its properties in South Dakota for sale.

  Tunica, Mississippi dockside gaming facility:
    In September 1993, Jackpot entered into an agreement with President whereby Jackpot agreed to provide the necessary improvements to a site leased by Jackpot in Tunica, Mississippi and President agreed to provide to Jackpot the use of a riverboat, fully converted to a gaming configuration, and a floating restaurant with meeting facilities for the Tunica Facility that would be jointly managed by President and Jackpot. Jackpot and President commenced operations of the Tunica Facility in December 1993. President and Jackpot elected to permanently close all operations on July 8, 1994. As a result of the permanent closure of the Tunica Facility, Jackpot recognized a charge to expense of $13,243,000 in the fourth quarter of 1994, which included the write down to estimated recoverable value of $11,371,000 for the remaining carrying value of its assets associated with the Tunica Facility and the provision of $1,872,000 for closing costs.

    The results of operations for 100% of the Tunica Facility before closing costs and write down of assets to net recoverable value for the period from December 6, 1993 (date of commencement) to June 30, 1994 is summarized below (dollars in thousands):

                                        1994
                                       _______

            Revenues                   $14,650
            Costs                       24,451
                                       _______
            Operating loss             $ 9,801
                                       =======

    The operating loss of $9,801,000 in 1994 includes the write-off of approximately $3,024,000 of preopening costs and does not include income taxes. Pursuant to the terms of the agreement between Jackpot and President, Jackpot's share of the operating loss was $3,647,000, which excludes $894,000 of related expenses incurred by Jackpot.
    Interest expense incurred during the construction period was not capitalized because it was not material.

    In the third quarter of 1995, Jackpot sold certain assets associated with the Tunica Facility. The gain from the sale of such assets, net of the write-down of the South Dakota properties described above was $75,000 and is included in 1995 under the caption "interest and other income" in the accompanying consolidated statements of operations.

Note  5 - Other current liabilities:
  Other current liabilities consist of the following (dollars in thousands):


                                               June 30,
                                          __________________
                                           1995        1994
                                          ______      ______
      Accrued employee benefits           $2,340      $2,357
      Accrued professional fees              276         569
      Accrued progressive jackpots           434         381
      Outstanding token liability            318         142
      Other                                1,004       1,270
                                          ______      ______
        Totals                            $4,372      $4,719
                                          ======      ======

Note  6 - Long-term debt:
  Long-term debt was comprised of the following (dollars in thousands):


                                               June 30,
                                          _________________
                                           1995       1994
                                          ______     ______
      Amounts payable in forty
        monthly installments of
        $126 to IGT from August
        1992 through December 1995,
        net of unamortized discount
        (computed at 8.5% interest
        rate) of $16 and $143,
        respectively                      $  661     $2,049
      Other                                  288        801
                                          ______     ______
        Totals                               949      2,850
      Less current portion                   678      1,447
                                          ______     ______
      Non-current portion                 $  271     $1,403
                                          ======     ======


   Maturities of long-term debt at June 30, 1995 are as follows
   (dollars in thousands):

                           1996      $678
                           1997        18
                           1998        19
                           1999       229
                           2000         5
                                     ____
                             Total   $949
                                     ====

    During 1993 Jackpot issued approximately 2,234,000 shares of common stock to holders of the Debentures upon conversion of $29,865,000 principal amount of the Debentures, at a conversion price of $12.15 per share, and redeemed $56,000 principal amount of the Debentures pursuant to the Indenture. The conversions resulted in an increase to stockholders' equity of $27,739,000, representing the principal amount of the conversions net of related costs of $2,126,000 ($2,841,000 of deferred costs less $715,000 of accrued interest expense), and have been treated as "non-cash" transactions.

Note  7 - Stockholders' equity:
  Authorized common stock:
    On January 6, 1994, the stockholders approved an increase in the number of authorized shares of common stock from 15,000,000 to 30,000,000.

  Stock dividend:
    On July 1, 1993, Jackpot's Board of Directors declared a 10% common stock dividend which was paid on July 30, 1993 to holders of record on July 16, 1993. Accordingly, the accompanying consolidated statements of stockholders' equity retroactively reflect the stock dividend for the 1993 period. In addition, all share and per share amounts in the accompanying consolidated statements of operations and the notes to the consolidated financial statements for the 1993 period have been adjusted to give retroactive effect to the stock dividend.

  Shares reserved for issuance:
     Shares of common stock were reserved for the exercise of the following (shares in thousands):

                                          June 30,
                                       ______________
                                       1995      1994
                                       _____    _____
    Nonqualified and incentive
      stock option plans:
        Outstanding                    1,669    1,369
        Available for grant            1,130      182
    Other nonqualified stock options     429    1,078
    Warrants                           1,747    1,747
                                       _____    _____
       Totals                          4,975    4,376
                                       =====    =====

  Stock option plans:
    On December 7, 1990, Jackpot's stockholders approved the 1990 Incentive and Nonqualified Stock Option Plan (the "1990 Plan"), which became retroactively effective on June 27, 1990. Under the 1990 Plan, Jackpot's Board of Directors (the "Board") may grant "incentive" or "nonqualified" stock options up to 929,846 shares of Jackpot's common stock (the "Common Stock"). On September 30, 1992, the Board adopted the 1992 Incentive and Non-qualified Stock Option Plan (the "1992 Plan") which was approved by Jackpot's stockholders on January 12, 1993. The 1992 Plan is administered by a committee of the Board (the "Committee"). On August 17, 1994, the Board approved certain amendments (the "Amendments") to the 1992 Plan which were approved by Jackpot's stockholders on January 10, 1995. The Amendments increased the number of shares of Common Stock authorized for issuance pursuant to the 1992 Plan from 1,045,000 shares to 2,545,000.

    The 1990 Plan provides that the Board may grant options with an exercise period of up to ten years from date of grant to directors, officers and other employees who own less than 10% and five years from date of grant to directors, officers and other employees who own more than 10% of Common Stock. The 1992 Plan provides that the Committee may grant nonqualified stock options with an exercise period of up to ten years from date of grant. Incentive stock options may be granted with an exercise period of up to ten years from date of grant to officers and other employees who own less than 10% of the Common Stock and five years to officers and other employees who own more than 10% of the Common Stock. Under both the 1990 and 1992 Plans, incentive stock options may not be granted at an exercise price less than 100% of the fair market value of the Common Stock at the time the option is granted to an individual who owns less than 10% of the Common Stock and 110% of the fair market value to an individual who owns more than 10% of the Common Stock. Nonqualified stock options may not be granted at an exercise price less than 50% of the fair market value of the Common Stock at the time the option is granted.

    The 1992 Plan provides that each individual who is a member of the Board on June 30 of any year, beginning June 30, 1992, including any future director on any such date, will automatically be granted nonqualified stock options to purchase 27,500 shares of Common Stock on each such June 30. The option price for each June 30 grant will be 100% of the fair market value of the Common Stock on the following September 30. Each option granted to a director will become exercisable after September 30 of each year, except for the June 30, 1992 grants which became effective on January 12, 1993, and expire five years from the date of grant. For the three years ended June 30, 1995, options to purchase an aggregate of 302,500 shares of Common Stock at exercise prices ranging from $9.50 to $15.875 per share were automatically granted to directors and 55,000 options expired. The exercise price of the June 30, 1995 option grants will be determined September 30, 1995, at which time the options become exercisable. At June 30, 1995, options to purchase an aggregate of 357,500 shares of Common Stock were outstanding, of which 247,500 were exercisable.

    The 1990 and 1992 Plans terminate on the earlier of (i) when all shares subject to the 1990 and 1992 Plans have been issued pursuant to the exercise of options granted under the 1990 and 1992 Plans and (ii) June 26, 2000 and September 30, 2002, respectively, or on such earlier date as the Board or the Committee may determine. Any option outstanding at the respective Plan termination date remains outstanding until it has either expired or has been exercised.

    Changes in options outstanding under the stock option plans are summarized below (shares in thousands):

                                       Number of Shares
                                       ________________       Per Share
                                 Incentive    Nonqualified  Exercise Price
                                 _________    ____________  ______________


Outstanding at July 1, 1992          165           750      $ 5.79 to $15.05
Automatic grant to directors                       110      $15.88
  Other grants                                     248      $14.66
  Exercised                         (103)         (150)     $ 5.91 to $10.75
  Canceled                           (21)                   $ 6.10 to $ 7.49
                                   _____         _____
Outstanding at June 30, 1993          41           958      $ 5.79 to $15.05
  Automatic grant to directors                      82      $ 9.50
  Other grants                                     368      $11.63 to $20.88
  Exercised                           (4)          (17)     $ 9.61
  Canceled                            (4)          (55)     $15.05 to $15.88
                                   _____         _____
Outstanding at June 30, 1994          33         1,336      $ 5.79 to $20.88
  Automatic grant to directors                     110      (A)
  Other grants                                     872      $ 8.50 to $ 9.25
  Exercised                                       (155)     $ 6.10 to $ 8.50
  Canceled                            (2)         (525)     $ 5.79 to $20.88
                                   _____         _____
Outstanding at June 30, 1995
  (825 shares exercisable)            31         1,638      $ 6.10 to $20.88
                                   =====         =====

   (A) To be determined on September 30, 1995.

  Other nonqualified stock options:
    The Board has granted other nonqualified stock options to directors, certain officers, other employees and advisors at exercise prices equal to or greater than the fair market value of the underlying shares at the date of grant. Generally, options become exercisable immediately and expire no later than five years from the date of grant.

   Changes in other nonqualified stock options are summarized below (shares in thousands):

                                        Number          Per Share
                                        of Shares     Exercise Price
                                        ________     _________________
   Outstanding at July 1, 1992              899      $ 6.28 to $11.25
     Exercised                             (354)     $ 6.28 to $10.63
                                          _____
   Outstanding at June 30, 1993             545      $ 6.28 to $11.25
     Granted                                600      $15.00 to $20.91
     Exercised                              (67)     $11.25
                                          _____
   Outstanding at June 30, 1994           1,078      $ 6.28 to $20.91
     Exercised                              (95)     $ 6.28
     Canceled                              (554)     $10.87 to $20.91
                                          _____
   Outstanding and exercisable
     at June 30, 1995                       429      $ 9.19 to $15.00
                                          =====

  Common Stock warrants:
    On July 31, 1992, Jackpot distributed 1,071,649 warrants to purchase Common Stock to stockholders and 418,894 warrants to purchase Common Stock to Debentureholders of record on July 17, 1992 (the "Warrants"). The Warrants were distributed in connection with a special rights issuance declared by the Board of Directors on July 1, 1992 consisting of one Warrant for five shares of Common Stock and 14 Warrants for each $1,000 principal amount of the Debentures. Each Warrant represents the right to buy 1.1 shares of Common Stock at an exercise price of $15.68 per share. The exercise price is subject to certain antidilution provisions protecting the holder of the Warrant. The Warrants became exercisable on September 14, 1992, the effective date of a registration statement filed for the underlying Common Stock, and expire, if unexercised, on January 31, 1996. Jackpot may redeem the Warrants at a price of $1.82 per Warrant because the Common Stock has traded at a predetermined trigger price (120% of the exercise price).

    As a result of the Warrant distribution, Jackpot recorded $4,190,000 as additional paid-in capital, of which $2,606,000 was capitalized from retained earnings representing the aggregate value of the Warrants distributed to the stockholders, limited by the amount of available retained earnings as of July 1, 1992, and $1,584,000 was included as deferred interest representing the aggregate value, net of costs, of
    the Warrants distributed to the Debentureholders.   All of the deferred
    interest was initially included in other assets and amortized on a straight-line basis beginning July 1, 1992 over the term of the Debentures. However, as a result of the Debenture conversions and redemptions in 1993, $1,567,000 of the deferred interest has been recorded as a reduction to the aggregate increase in stockholders' equity. The value of the Warrants was determined by using the average of the high and low market prices for the period the Warrants traded prior to July 31, 1992. Also, an additional 128,000 Warrants were distributed in 1993 in connection with a legal settlement.

    In 1994, 9,280 shares of Common Stock were issued on exercise of Warrants. As of June 30, 1995, there were 1,588,195 Warrants outstanding and 1,747,015 shares of Common Stock reserved for issuance upon exercise of the Warrants.

  Preferred stock purchase rights:
    In June 1994, Jackpot's Board of Directors approved a Stockholder
    Rights Plan and on July 11, 1994, declared a dividend distribution of one Preferred Stock purchase right (the "Rights") payable on each outstanding share of Common Stock, as of July 15, 1994. On July 15, 1994, there were approximately 9,220,000 Rights to purchase Series A Junior Preferred Stock outstanding.

    The Rights become exercisable only in the event, with certain exceptions, an acquiring party accumulates 15% or more of Jackpot's voting stock, or if a party announces an offer to acquire 30% or more of Jackpot's voting stock. The Rights will expire on July 15, 2004. Each Right will entitle the holder to purchase one-hundredth of a share of a Series A Junior Preferred Stock at a price of $30. In addition, upon the occurrence of certain events, holders of the Rights will be entitled to purchase either Jackpot's Preferred Stock or shares in an "acquiring entity" at half of market value.

    The Rights may be redeemed by Jackpot at $.01 per Right prior to the close of business on the tenth day after a public announcement that beneficial ownership of 15% or more of Jackpot's shares of voting stock has been accumulated by a single acquiror or a group (with certain exceptions), under circumstances set forth in the Rights Agreement. At June 30, 1995 and July 15, 1994, respectively, 150,000 shares of Series A Junior Preferred Stock were authorized, but unissued, and were reserved for issuance upon exercise of the Rights. The issuance of the Rights did not have a dilutive effect on earnings (loss) per share in 1995, 1994 and 1993.

Note 8 - Related party transactions:
    One director of Jackpot is a partner in a law firm that has provided various legal services for which Jackpot accrued legal fees aggregating approximately $163,000, $275,000 and $116,000 in 1995, 1994 and 1993.

    Pursuant to the terms of an employment agreement between Jackpot and a former Chief Executive Officer, such officer exercised his right in June 1993 to purchase a life insurance policy from Jackpot for $358,053, representing the amount of premiums paid by Jackpot through the date of purchase. In exchange for the payment received, Jackpot credited the officer's note receivable, which as of the date of payment totalled $197,273, and the cash surrender value of the life insurance policy, which amount approximated the difference. Interest on the note was charged at 9% in 1993.

Note  9 - Commitments and contingencies:
  Leases:
    Jackpot has noncancelable location license, lease and sublease agreements (referred to as "leases") for space at various locations for its gaming machines with terms expiring at various dates through 2006. Leases are generally at fixed rentals, although certain leases require payments based on percentages of revenues generated by gaming machines at the leased locations. In addition, office and warehouse space is utilized under noncancelable leases with terms expiring at various dates through 2006.

    In fiscal 1992 and 1993, Jackpot entered into certain new lease agreements which took effect on July 1, 1992 and July 1, 1993 and provide Jackpot the continued right to operate approximately 800 gaming machines at certain existing locations, the right to operate approximately 374 gaming machines at twelve new locations and the right to operate gaming machines at an unspecified number of future locations. The acquisition costs associated with the new agreements aggregated approximately $5,000,000. Accordingly, the costs associated with the new agreements have been capitalized and are being amortized on a straight-line basis over the term of the related agreements.

    Future minimum lease payments (dollars in thousands) under such non-cancelable operating leases or licenses aggregated approximately $79,439 at June 30, 1995, payable as follows: $23,509 in 1996; $23,495 in 1997;
    $20,589 in 1998; $7,656 in 1999; $636 in 2000; and $3,554 thereafter.

    Rent expense was comprised as follows (dollars in thousands):

                                       1995     1994      1993
                                      _______  ______    ______
         Location leases:
           Fixed rentals              $24,986  $26,530   $18,722
           Percentage rentals          21,920   19,526    17,594
         Office and equipment
           leases                         472      301       232
                                      _______  _______   _______
             Totals                   $47,378  $46,357   $36,548
                                      =======  =======   =======

  Employment agreements:
    Jackpot entered into an employment agreement with Don R. Kornstein, President, Chief Executive Officer and Director, effective September
    8, 1994 which expires on September 30, 1997 but will automatically be extended for additional one year periods on each October 1 commencing October 1, 1995 unless notice is given by Jackpot or Mr. Kornstein.
    The aggregate commitment for future salaries at June 30, 1995, excluding bonuses, under all of Jackpot's employment agreements is approximately $1,800,000. Mr. Kornstein's employment agreement provides for a bonus per fiscal year based on various percentages of certain amounts by which earnings before interest, taxes, depreciation and amortization, as defined in the agreement, exceeds certain levels for such fiscal year. Mr. Kornstein's bonus was $220,000 in 1995. In addition, Mr. Kornstein's employment agreement provides for the payment of amounts equal to three years' his annual compensation including bonuses if there is a termination of his employment. The minimum contingent liability at June 30, 1995 under all of Jackpot's employment and severance agreements was approximately $2,300,000.

    On April 20, 1995 Jeffrey L. Gilbert and Frederick Sandvick resigned as Executive Vice President and Chief Operating Officer and Executive Vice President and Chief Financial Officer, respectively. In connection with the termination of their respective employment agreements, which was effective April 28, 1995, Jackpot paid Messrs. Gilbert and Sandvick an aggregate of approximately $770,000 in consideration for the termination of employment and the cancellation of certain nonqualified stock options in full satisfaction of all rights under their respective employment agreements including, but not limited to, severance compensation and accrued vacation. Options to purchase an aggregate of 475,085 shares of Common Stock held by such persons were cancelled on April 28, 1995.

    On May 3, 1994 (the "Resignation Date"), John F. O'Reilly resigned as Chairman of the Board of Directors and Chief Executive Officer of Jackpot. Pursuant to the terms of Mr. O'Reilly's employment agreement and settlement agreement with Jackpot, Jackpot paid Mr. O'Reilly approximately $1,256,000 in respect of (i) the present value of his salary through June 30, 1996, the expiration of the term of Mr. O'Reilly's employment agreement, and (ii) certain other compensation and life insurance premiums, and granted to Mr. O'Reilly options to purchase 50,000 shares of Common Stock at an exercise price of $15.00 per share exercisable for three years from the Resignation Date. The fair market value of the Common Stock based on the closing market price on the date of Mr. O'Reilly's resignation was $10.00 per share. Options to purchase an aggregate of 550,000 shares of Common Stock held by Mr. O'Reilly expired on August 1, 1994.

  Financial instruments with concentration of credit risk:
    The financial instruments that potentially subject Jackpot to concentrations of credit risk consist principally of cash, cash equivalents, certain receivables and lease and other security deposits. Jackpot maintains cash and certain cash equivalents with financial institutions in amounts, which at times may be in excess of the FDIC insurance limits. Jackpot's cash equivalents are invested in several high-grade securities which limits Jackpot's exposure to concentrations of credit risk.

    A substantial portion of Jackpot's business activity is with customers who frequent retail stores (supermarkets, drugstores, merchandise stores and convenience stores) in Nevada. Generally, Jackpot leases space in stores which are part of a large chain of stores. At June 30, 1995, Jackpot had unsecured lease and other security deposits of $3,490,000 held primarily by two publicly-held chain stores.

  Letter of credit:
    In November 1993, Jackpot and the Mississippi Power & Light Company ("MP&L") entered into a one-year agreement whereby Jackpot guaranteed that it would use $1 million of electric service in connection with the Tunica Facility (see Note 4). Such guarantee was secured by an irrevocable letter of credit. Due to the closing of the Tunica Facility, Jackpot accrued in 1994 its share of the estimated expense in connection with the guarantee of electric service for the Tunica Facility. In December 1994, Jackpot and MP&L entered into a settlement and release agreement pursuant to which the letter of credit was terminated. The settlement did not have a material effect on Jackpot's financial position or its results of operations.

  Legal matters:
    On August 17, 1992, Phar-Mor, a large chain store, announced that it had filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Jackpot operated 51 gaming machines at three Phar-Mor store locations in Nevada under a license agreement dated February 10, 1990 (the "Original Agreement"). Under the Original Agreement, Jackpot made certain advances to Phar-Mor. Thereafter, Jackpot and Phar-Mor, subject to bankruptcy court approval, entered into amended license agreement, dated January 1, 1993 (the "Amended Agreement"). If the Amended Agreement were to become final, Jackpot would receive credits for certain prepaid sums but would be required to pay certain additional obligations.

    On May 12, 1995, Phar-Mor announced the closing of 41 stores, including its three stores in Nevada. On May 24, 1995 Jackpot notified Phar-Mor that it was in default under (i) the Original Agreement and (ii) the Amended Agreement to the extent applicable. Jackpot has taken the position that the Amended Agreement has not become operative and has not replaced the Original Agreement. Jackpot has claimed monetary damages in excess of several millions of dollars resulting from Phar-Mor's alleged default, consisting of, but not limited to certain refundable monies, prepaid license fees, lost profits and other consequential and incidental damages.

    On July 25, 1995, Phar-Mor notified Jackpot that it disagreed with Jackpot's position that Phar-Mor has defaulted under the terms of either the Original Agreement or the Amended Agreement. Phar-Mor maintains that the Amended Agreement is the operative agreement and is seeking to enforce its rights thereunder. Jackpot, based upon advice of counsel, does not believe it is probable that Phar-Mor will prevail in this matter. If Phar-Mor were to prevail and the Amended Agreement is determined to be the operative agreement, Jackpot could be liable for certain obligations under the Amended Agreement up to approximately $1 million and Jackpot would be an unsecured creditor with respect to its claims against Phar-Mor which exceed $3 million.

    As a result of Phar-Mor's announcement, Jackpot wrote-off all remaining costs related to lease deposits, prepaid rent and other lease connected expenditures for Phar-Mor and adjusted certain amounts due Phar-Mor pursuant to terms of the Original Agreement in the fourth quarter of 1995. The write-down of the above mentioned assets, net of certain liability adjustments did not have a material effect on Jackpot's financial position or its 1995 results of operations.

    Jackpot is a party to various other claims, legal actions and complaints arising in the ordinary course of business or asserted by way of defense or counterclaim in actions filed by Jackpot. Management believes that its defenses are substantial in each of these matters and that Jackpot's legal position can be successfully defended without material adverse effect on its consolidated financial statements.

Note  10 - Revenues derived from major locations:
    Gaming machine operations at two groups of affiliated store chains in 1995 and 1994 and one group in 1993 each accounted for more than 10% of Jackpot's total revenues. Revenues for Jackpot's top two affiliated store chains were approximately $22,000,000 and $12,000,000, respectively in 1995, $21,000,000 and $10,000,000, respectively in 1994 and
    $20,000,000 and $8,000,000, respectively in 1993. Each individual store chain included in an affiliated group of store chains has a separate lease with Jackpot.

Note  11 - Federal income tax:
    A reconciliation of the Federal statutory income tax rate to the effective income tax rate based on income (loss) before income tax follows:

                                          1995       1994     1993
                                          ____       ____     ____
         Statutory rate                   35.0%     (35.0)%   34.0%
         Increase (decrease) in
           tax resulting from:
         Surtax exemption                 (1.0)       1.0       -
         Tax-exempt interest              (2.6)      (0.9)    (0.6)
         Amortization of goodwill          0.6        0.8      0.6
         Other, net                        1.0       (0.9)     1.1
                                          ____       ____     ____
         Effective rate                   33.0%     (35.0)%   35.1%
                                          ====       ====     ====

     The tax items comprising Jackpot's net deferred tax asset (liability) as of June 30, 1995, 1994 and 1993 are as follows (dollars in thousands):

                                             1995     1994     1993
                                            ______   ______   ______
         Deferred tax assets:
           Write-down of assets and
             losses from Tunica Facility    $  105   $5,045
           Deferred rent                     1,205      808    $  341
           Other accrued liabilities           646      736       515
           Retirement plans                    663      527       546
           Other                               293      156       417
                                            ______   ______    ______
             Totals                          2,912    7,272     1,819
                                            ______   ______    ______

         Deferred tax liabilities:
           Difference between book and tax
             basis of property                 842    1,545     1,718
           Economic performance accruals       500      630       554
           Other                               804      475       524
                                            ______   ______    ______
             Totals                          2,146    2,650     2,796
                                            ______   ______    ______

         Net deferred tax asset
           (liability)                      $  766   $4,622    $ (977)
                                            ======   ======    ======

    Jackpot realized tax benefits of $277,000, $147,000 and $1,670,000 in 1995, 1994 and 1993 as a result of the exercise of certain incentive and nonqualified stock options. The tax benefits have been reflected as a decrease in current income tax payable and an increase in additional paid-in capital.

Note  12 - Benefit plans:
    In December 1985, Jackpot adopted a deferred profit sharing plan providing for future retirement benefits and covering substantially all employees. Contributions to the plan are at the discretion of the Board of Directors, subject to limitations based on profits as specified in the plan. Plan expense was $100,000 in 1995, 1994 and 1993, respectively.

    Effective October 1, 1990, Jackpot implemented the Jackpot Retirement Plan for Directors (the "Retirement Plan") and the Salary Continuation Plan for Executives (the "Continuation Plan"). Both plans are defined benefit plans.

    The Retirement Plan will provide each director with a retirement benefit in a lump sum amount equal to the aggregate of the annual base retainers paid to the directors during each year of service on the Board, including service prior to the implementation date. Interest is added to the accounts of each director quarterly, using the one-year Treasury bill rate. Directors who do not receive director's fees because they are executive officers, will be deemed to have an annual base retainer equal to the average base retainers paid to other directors for the year.
    Subject to certain conditions, directors who have at least ten years of service become entitled to a payment of their respective accrued benefit upon retirement from the Board, "change of control" in Jackpot, and certain other events. In November 1993, a former director of Jackpot received a lump sum distribution of his accrued benefit in the amount of $434,000 as a result of his retirement from the Board.

    The Continuation Plan provides certain senior executives with a retirement benefit, which is based on compensation, to be paid over a period of 15 years beginning at normal retirement age. The Continuation Plan is an unfunded plan and requires certain vesting periods and allows reduced benefits at certain early retirement ages and pre-retirement survivors' benefits.

    The Board waived current service benefits that would have accrued in 1995, 1994 and 1993 pursuant to the Retirement Plan and the Continuation Plan, other than the interest earned on accrued benefits. The defined benefit plans have no plan assets. For the funding of the accumulated benefit obligation of the Retirement Plan, Jackpot had approximately $1,400,000 at fair value in a restricted trust at June 30, 1995 and 1994, respectively. Such amount is subject to general obligations of Jackpot and included in other non-current assets in the accompanying consolidated balance sheets.

    The accrued pension liability under the defined benefit plan was $2,257,000 and $2,084,000 at June 30, 1995 and 1994, respectively. Such liability was fully vested at June 30, 1995.

    The pension expense for Jackpot's defined benefit plans for 1995, 1994 and 1993 includes the following components (dollars in thousands):

                                                  1995   1994    1993
                                                  ____   ____    ____
        Amortization of prior service cost        $240   $240    $624
        Interest cost on accrued benefits           83    118     105
                                                  ____   ____    ____
        Net pension expense                       $323   $358    $729
                                                  ====   ====    ====

    Interest cost on accrued benefits is included in general and administrative costs and expenses and the amortization of unrecognized prior service cost is included in amortization expense in the accompanying consolidated statements of operations. The unrecognized prior service cost, net at June 30, 1995 and 1994 was $253,000 and $493,000, respectively.


                  JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                      QUARTERLY FINANCIAL INFORMATION
                     YEARS ENDED JUNE 30, 1995 AND 1994
               (Dollars in thousands, except per share data)
                                (Unaudited)


   Summarized quarterly financial information for 1995 and 1994 follows:

                                              Quarter
                             _____________________________________________
            1995               First      Second        Third       Fourth
            ____             _______     _______       _______     _______

Revenues                     $23,623     $23,779       $24,237     $25,214

Gross operating income         3,643       3,978         3,918       3,966

Income before income tax       2,177       2,440         2,497       2,761

Net income                     1,437       1,656         1,672       1,851

Earnings per share:
  Primary                        .16         .18           .18         .20
  Fully diluted                  .16         .18           .18         .20

            1994
            ____

Revenues                     $23,521     $24,129       $24,899     $25,786

Gross operating income         4,249       4,569         4,741       5,162

Income (loss) before income
  tax                          2,920         847         2,011     (12,830)

Net income (loss)              1,898         551         1,307      (8,340)

Earnings (loss) per share:
  Primary                        .19         .06           .14        (.90)
  Fully diluted                  .19         .06           .14        (.90)

Gross operating income is revenues less route and casino expenses, depreciation associated with gaming machine operations and amortization associated with lease acquisition costs.


