Form 10-Q
period 1995-09-30
JACKPOT ENTERPRISES INC
filed 1995-11-13
CIK 351903

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                  FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                                    OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ___________________

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

                               702-263-5555
           (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   x        No
                                  _____           _____

There were 9,301,768 shares of the registrant's common stock outstanding as of October 27, 1995.


                JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)
                                (Unaudited)

                                      September 30,     June 30,
  ASSETS                                   1995           1995
  ______                              _____________     _________

Current assets:
  Cash and cash equivalents              $ 34,681        $ 32,916
  Prepaid expenses                          1,607           1,703
  Other current assets                      1,930           2,637
                                         ________        ________
    Total current assets                   38,218          37,256
                                         ________        ________

Property and equipment, at cost:
  Land and buildings                        2,656           2,656
  Gaming equipment                         27,541          26,676
  Other equipment                           4,367           4,328
  Leasehold improvements                      721             713
                                         ________        ________
                                           35,285          34,373
  Less accumulated depreciation           (20,245)        (19,322)
                                         ________        ________
                                           15,040          15,051
Lease acquisition costs and other
  intangible assets, net of
  accumulated amortization of
    $6,503 and $6,061                       6,856           7,292

Goodwill, net of accumulated
  amortization of $2,389 and $2,341         5,241           5,289

Lease and other security deposits           3,456           3,490

Other non-current assets                    3,264           3,581
                                         ________        ________
    Total assets                         $ 72,075        $ 71,959
                                         ========        ========



See Notes to Condensed Consolidated Financial Statements.













                JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except share data)
                                (Unaudited)
                                (Concluded)

                                             September 30,    June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY            1995            1995
____________________________________         _____________    ________

Current liabilities:
  Current portion of long-term debt           $   548         $   678
  Accounts payable                                348             566
  Other current liabilities                     4,275           4,372
                                              _______         _______
    Total current liabilities                   5,171           5,616

Long-term debt, less current portion                              271
Deferred rent                                   3,258           3,506
Accrued pension and other liabilities           2,367           2,350
                                              _______         _______

    Total liabilities                          10,796          11,743
                                              _______         _______

Commitments and contingencies

Stockholders' equity:
  Preferred stock - authorized
    1,000,000 shares of $1 par value;
    none issued
  Common stock - authorized
    30,000,000 shares of $.01 par
    value; 9,595,388 shares issued                 96              96
  Additional paid-in capital                   63,734          63,935
  Retained earnings (accumulated deficit)       1,084            (180)
  Less 293,741 shares of common stock
    in treasury, at cost                       (3,635)         (3,635)
                                              _______         _______

    Total stockholders' equity                 61,279          60,216
                                              _______         _______
    Total liabilities and
      stockholders' equity                    $72,075         $71,959
                                              =======         =======




See Notes to Condensed Consolidated Financial Statements.





                  JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                (Dollars in thousands, except per share data)
                                 (Unaudited)

                                            1995          1994
                                          _______       _______
Revenues:
  Route operations                        $20,607       $21,076
  Casino operations                         2,194         2,547
                                          _______       _______
    Totals                                 22,801        23,623
                                          _______       _______

Costs and expenses:
  Route operations                         15,776        15,860
  Casino operations                         1,763         2,405
  Amortization                                562           660
  Depreciation                              1,244         1,335
  General and administrative                1,189         1,333
                                          _______       _______
    Totals                                 20,534        21,593
                                          _______       _______

Operating income                            2,267         2,030
                                          _______       _______
Other income (expense):
  Interest and other income                   395           205
  Interest expense                            (12)          (58)
                                          _______       _______
    Totals                                    383           147
                                          _______       _______

Income before income tax                    2,650         2,177
                                          _______       _______

Provision for Federal income tax:
  Current
  Deferred                                    848           740
                                          _______       _______
    Totals                                    848           740
                                          _______       _______
Net income                                $ 1,802       $ 1,437
                                          =======       =======

Earnings per common and common
  equivalent share                        $   .19       $   .16
                                          =======       =======

Cash dividends per share of common
  stock                                   $   .08       $   .08
                                          =======       =======

See Notes to Condensed Consolidated Financial Statements.


                   JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      THREE MONTHS ENDED SEPTEMBER 30, 1995
            (Dollars and shares in thousands, except per share data)
                                   (Unaudited)


                                         Retained
                           Additional    Earnings     Treasury       Total
          Common Stock     Paid-in    (Accumulated)    Stock      Stockholders'
          Shares Amount    Capital      Deficit)    Shares Amount    Equity
          ______ ______  __________   ____________  ______ _______  _________
Balance
July 1,
1995      9,595    $96     $63,935      $ (180)      (294) $(3,635) $60,216

Cash
dividends
($.08 per
share)                        (201)       (538)                        (739)

Net
income                                   1,802                        1,802

          _____    ___     _______      ______       ____  _______  _______
Balance
September
30, 1995  9,595    $96     $63,734      $1,084       (294) $(3,635) $61,279
          =====    ===     =======      ======       ====  =======  =======





















See Notes to Condensed Consolidated Financial Statements.

                  JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                             (Dollars in thousands)
                                  (Unaudited)

                                                      1995      1994
                                                   ________   ________
Operating activities:
  Net income                                       $  1,802   $  1,437
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                   1,806      1,995
      Deferred Federal income tax                       848        740
      Net gain on sales and retirements of property
        and equipment                                  (120)       (10)
      Increase (decrease) from changes in:
        Prepaid expenses and other current assets       (45)       230
        Other non-current assets                         (8)        14
        Accounts payable                               (218)      (329)
        Other current liabilities                       (97)       336
        Deferred rent                                  (248)       348
        Other liabilities                                17         58
                                                   ________   ________
          Net cash provided by operating
            activities                                3,737      4,819
                                                   ________   ________

Investing activities:
  Proceeds from sales of short-term investments                    509
  Net proceeds (advances) to location operators          76        (57)
  Proceeds from sales of property and equipment         393         31
  Purchases of property and equipment                (1,257)      (729)
  Advances to equity investee                                   (1,250)
  Increase in lease acquisition costs and other
    intangible assets                                   (78)      (188)
  Decrease in lease and other security deposits          34
                                                   ________   ________
          Net cash used in investing activities        (832)    (1,684)
                                                   ________   ________

Financing activities:
  Repayments of long-term debt                         (401)      (349)
  Dividends paid                                       (739)      (738)
                                                   ________   ________
          Net cash used in financing activities      (1,140)    (1,087)
                                                   ________   ________

Net increase in cash and cash equivalents             1,765      2,048
Cash and cash equivalents at beginning of period     32,916     23,543
                                                   ________   ________
Cash and cash equivalents at end of period          $34,681   $ 25,591
                                                   ========   ========





Supplemental disclosures of cash flow data:
  Cash paid during the period for:
    Interest                                       $     12   $     58
    Federal income tax                             $     -    $     -

See Notes to Condensed Consolidated Financial Statements.

                        JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General:
       In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly Jackpot's financial position as of September 30, 1995, and the results of its operations and cash flows for the three months ended September 30, 1995 and 1994. Information included in the condensed consolidated balance sheet as of June 30, 1995 has been derived from Jackpot's Annual Report to the Securities and Exchange Commission on
       Form 10-K for the year ended June 30, 1995 (the "1995 Form 10-K").

       The earnings for the three months ended September 30, 1995 and 1994 are not necessarily indicative of results for a full year.

Note 2 - Earnings per share:
       Earnings per share for the three months ended September 30, 1995 and 1994 are computed by dividing net income of $1,802,000 and $1,437,000, respectively, by the weighted average number of common shares outstanding of 9,302,000 and 9,221,000, respectively. Stock options and warrants have been excluded from the computations because they had no effect or were antidilutive on earnings per share.


Note 3 - Stockholders' equity:
  Cash dividends:
       During the three months ended September 30, 1995, Jackpot paid cash dividends of approximately $739,000 ($.08 per common share). On October 26, 1995, Jackpot's Board of Directors declared a quarterly dividend of $.08 per common share for the three months ended September 30, 1995 which is payable on or about November 24, 1995 to stockholders of record on November 10, 1995.

  The 1992 Incentive and Non-qualified Stock Option Plan:
       On September 30, 1995, the exercise price of the June 30, 1995 grant of nonqualified stock options to purchase an aggregate of 110,000 shares of common stock (27,500 each to four directors) was vested at $10.75 per share, the fair market value of the stock on that date, pursuant to the terms of the 1992 Incentive and Non-qualified Stock Option Plan (the "1992 Plan"). See Note 7 of Notes to Consolidated Financial Statements in the 1995 Form 10-K for further information regarding the 1992 Plan and option grants.

                        JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Commitments and contingencies:
  Legal matter:
       On August 17, 1992, Phar-Mor, Inc. ("Phar-Mor"), a large chain store, announced that it had filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Jackpot operated 51 gaming machines at three Phar-Mor store locations in Nevada under a license agreement dated
       February 10, 1990 (the "Original Agreement"). Under the Original Agreement, Jackpot made certain advances to Phar-Mor. Thereafter, Jackpot and Phar-Mor, subject to bankruptcy court approval, entered into an amended license agreement, dated January 1, 1993 (the
       "Amended Agreement"). If the Amended Agreement were to become final, Jackpot would receive credits for certain prepaid sums but would be required to pay certain additional obligations as described below.

       On May 12, 1995, Phar-Mor announced the closing of 41 stores, including its three stores in Nevada. On May 24, 1995 Jackpot notified Phar-Mor that it was in default under (i) the Original Agreement, and
       (ii) the Amended Agreement to the extent applicable. Jackpot has taken the position that the Amended Agreement has not become operative and has not replaced the Original Agreement. Jackpot has claimed monetary damages in excess of several millions of dollars resulting from Phar-Mor's alleged default, consisting of, but not limited to certain refundable monies, prepaid license fees, lost profits and other consequential and incidental damages.

       On July 25, 1995, Phar-Mor notified Jackpot that it disagreed with Jackpot's position that Phar-Mor has defaulted under the terms of either the Original Agreement or the Amended Agreement. Phar-Mor maintains that the Amended Agreement is the operative agreement and is seeking to enforce its rights thereunder. Jackpot, based upon discussions with counsel, does not believe it is probable that Phar-Mor will prevail in this matter. If Phar-Mor were to prevail and the Amended Agreement is determined to be the operative agreement, Jackpot could be liable for certain obligations under the Amended Agreement up to approximately $1 million. If Jackpot were to prevail, it would become an unsecured creditor with respect to its claims against Phar-Mor which exceed $3 million.

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Capital Resources and Liquidity

    Cash Flows:

    Jackpot's principal sources of cash for the three months ended September 30, 1995 (the "1995 three months"), consisted of the cash flows from operating activities and its available cash and cash equivalents which, at June 30, 1995, approximated $32.9 million and at September 30, 1995 approximated $34.7 million.

    Net cash provided by operating activities in the 1995 three months was $3.7 million. Net cash used in investing activities in the 1995 three months was approximately $.8 million which included cash used of approximately $1.3 million and cash received of approximately $.5 million. The $1.3 million of cash used was primarily for the purchase of property and equipment.
The $.5 million of cash received from investing activities consisted primarily of aggregate proceeds from sales of property and equipment.

    Net cash used in financing activities in the 1995 three months was approximately $1.1 million which resulted from the repayment of approximately $.4 million of long-term debt and the payment of approximately $.7 million of dividends.

    Liquidity:

    At September 30, 1995, Jackpot had cash and cash equivalents of approximately $34.7 million, an increase of approximately $1.8 million from the beginning of the 1995 three months. Jackpot's working capital increased to approximately $33.0 million at September 30, 1995 from $31.6 million at June 30, 1995 primarily as a result of the activities described above. Jackpot's current ratio at September 30, 1995 was approximately 7 to 1.

    On May 24, 1995, Jackpot notified Phar-Mor, Inc. ("Phar-Mor"), a large chain store, that it was in default under the terms of certain agreements.
On July 25, 1995, Phar-Mor notified Jackpot that it disagreed with Jackpot's position and asserted that Jackpot was in default under the terms of the same agreements. Jackpot, based upon discussions with counsel, does not believe it is probable that Phar-Mor will prevail in this matter. If Phar-Mor were to prevail, Jackpot could be liable for certain obligations up to $1 million.
If Jackpot were to prevail, it would become an unsecured creditor of Phar-Mor in an amount in excess of $3 million.

    Management believes Jackpot's working capital and cash provided by operations will be sufficient to enable Jackpot to meet its planned capital expenditures, meet its debt service requirements on its existing debt, pay quarterly cash dividends pursuant to Jackpot's current dividend policy and meet its other ongoing cash requirements as they become due in the fiscal year ending June 30, 1996. With respect to planned capital expenditures, management anticipates Jackpot will purchase approximately $4.3 million of property and equipment, exclusive of business acquisitions, if any, in the remainder of fiscal 1996 to be used in existing and currently planned new locations.

    Jackpot continues to selectively explore expansion opportunities, both in and outside Nevada, and various potential acquisitions, both gaming and nongaming related. Management believes working capital and cash provided by operations will be sufficient to enable Jackpot to pursue expansion opportunities; however, Jackpot may seek additional debt or equity financing to facilitate expansion opportunities and potential acquisitions.

Results of Operations

    Revenues:

    Total revenues in the 1995 three months decreased approximately $.8 million (from approximately $23.6 million in the three months ended September 30, 1994 (the "1994 three months") to $22.8 million in the 1995 three months). The decrease in total revenues of $.8 million was the net result of a decrease of $.5 million (from $21.1 million in the 1994 three months to $20.6 million in the 1995 three months) in gaming machine route operations revenues and a decrease of $.3 million (from $2.5 million in the 1994 three months to $2.2 million in the 1995 three months) in casino operations revenues.

    The decrease in gaming machine route operations revenues of $.5 million was primarily attributable to the loss of the Company's right to operate at all three Phar-Mor locations in Nevada due to the permanent closing by Phar-Mor of such locations in connection with Phar-Mor's bankruptcy reorganization plan. Revenues generated at existing locations and new locations, net of lost revenues from terminated locations (excluding the three Phar-Mor locations) in the 1995 three months approximated the 1994 three months.

    The amount of gaming machine route operations revenues attributable to fixed payment leases and revenue sharing contracts in the 1995 and 1994 three months are summarized below (dollars in thousands):

                                           1995                 1994
                                 _____________________   __________________
                                            Percent              Percent
                                            of route             of route
                                            operations           operations
                                 Amount     revenues     Amount  revenues
                                 _______    __________   _______ __________
Route operations:
  Fixed payment leases           $12,840      62.3%      $13,312    63.2%
  Revenue sharing contracts        7,767      37.7         7,764    36.8
                                 _______     _____       _______   _____
    Totals                       $20,607     100.0%      $21,076   100.0%
                                 =======     =====       =======   =====

  The decrease in casino operations revenues in the 1995 three months of $.3 million was primarily due to the closing in February 1995 of operations of Water Street Casino, Inc., dba the Post Office Casino (the "Post Office Casino"). The Post Office Casino had generated approximately $.4 million of revenues in the 1994 three months.

    Cost and expenses:

  Route operations expenses in the 1995 three months decreased approximately $.1 million (from $15.9 million in the 1994 three months to $15.8 million in the 1995 three months) and, as a percentage of route operations revenues, increased to 76.6% in the 1995 three months from 75.3% in the 1994 three months. The decrease of $.1 million was primarily attributable to a decrease of approximately $.2 million in payroll costs, net of an increase of approximately $.1 million in all other route operations expenses. Route operations expenses increased as a percentage of route operations revenues primarily because of the loss of the right to operate at the Phar-Mor locations, with which route operations expenses were lower as a percentage of route operations revenues than Jackpot's overall percentage. With respect to location rent, which is the single largest route operations expense, no contract with a material effect on operating results expires in fiscal 1996. See Item 1 - Business - Gaming Machine Route Operations in the 1995 Form
10-K for a further description of the Company's lease and license agreements.

  Casino operations expenses decreased approximately $.6 million (from $2.4 million in the 1994 three months to $1.8 million in the 1995 three months) and, as a percentage of casino operations revenues, casino operations expenses decreased to 80.3% in the 1995 three months from 94.4% in the 1994 three months. Such decreases were primarily due to the closing of the Post Office Casino. With respect to casino operations expenses, the 1994 three months included approximately $.8 million of costs and expenses incurred by the Post Office Casino.

  Amortization expense in the 1995 three months decreased by approximately $.1 million (from $.7 million in the 1994 three months to $.6 million in the 1995 three months). The decrease in amortization expense in the 1995 three months was primarily attributable to the decrease in amortization expense related to the three Phar-Mor locations. As a result of the permanent closing of Phar-Mor's three locations in Nevada, Jackpot wrote off all remaining lease acquisition costs related to Phar-Mor in the three months ended June 30, 1995.

  Depreciation expense in the 1995 three months decreased by approximately $.1 million (from $1.3 million in the 1994 three months to $1.2 million in the 1995 three months). The decrease of approximately $.1 million was primarily attributable to gaming machines acquired in connection with the purchase of a gaming machine route business in 1992, which had become fully depreciated in the 1995 three months.

  General and administrative expenses in the 1995 three months decreased approximately $.1 million (from $1.3 million in the 1994 three months to $1.2 million in the 1995 three months) primarily as a result of decreases in certain overhead expenses.

  Interest and other income:

  Interest and other income in the 1995 three months increased by approximately $.2 million (from $.2 million in the 1994 three months to $.4 million in the 1995 three months) primarily from the increase in interest income as a result of the increase in available cash and cash equivalents.

  Other:

  The effective tax rate in the 1995 three months was 32%, which was lower than the 34% rate in the 1994 three months primarily because of the increase in tax benefits from tax-exempt interest income.

  General:

  Operating income in the 1995 three months increased approximately $.3 million (from $2.0 million in the 1994 three months to $2.3 million in the 1995 three months). The increase in operating income of $.3 million was primarily due to the decreases in amortization, depreciation and general and administrative expenses described above.

  Net income in the 1995 three months increased approximately $.4 million (from $1.4 million in the 1994 three months to $1.8 million in the 1995
three months).   The increase in net income of $.4 million in the 1995
three months was primarily due to the decreases in certain expenses as described above and an increase in interest and other income. Earnings per share in the 1995 three months was $.19 per share compared to earnings per share in the 1994 three months of $.16 per share.

                      PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits:

       Exhibit 11.1 - Computation of Earnings Per Common Share for the three months ended September 30, 1995 and 1994.

       Exhibit 27.1 - Financial Data Schedule (EDGAR version only).

  (b) Reports on Form 8-K - No Form 8-K was filed for the three months ended September 30, 1995.

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

Date:  November 13, 1995