Form 10-Q
period 1995-12-31
JACKPOT ENTERPRISES INC
filed 1996-02-12
CIK 351903

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                             FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1995

                             OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from to _____________ to ____________

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

                              Yes   x        No

There were 9,304,580 shares of the registrant's common stock outstanding as of February 2, 1996.

                  JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                                   INDEX




Part I.  Financial Information

Item 1.  Financial Statements
           Condensed Consolidated Balance Sheets -
             December 31, 1995 and June 30, 1995
           Condensed Consolidated Statements of Income -
             Three and Six Months Ended December 31, 1995 and 1994 Condensed Consolidated Statement of Stockholders'
             Equity - Six Months Ended December 31, 1995
           Condensed Consolidated Statements of Cash  Flows -
             Six Months Ended December 31, 1995 and 1994
           Notes to Condensed Consolidated Financial
             Statements

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations

Part II. Other Information

Item 4.  Submission of Matters to a Vote of Stockholders

Item 6.  Exhibits and Reports on Form 8-K

                 JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)
                                (Unaudited)

                                           December 31,      June 30,
        ASSETS                                1995             1995
        ______                             ___________       ________
Current assets:
  Cash and cash equivalents                $ 36,425          $ 32,916
  Prepaid expenses                            1,416             1,703
  Other current assets                        1,598             2,637
                                           ________          ________
    Total current assets                     39,439            37,256
                                           ________          ________
Property and equipment, at cost:
  Land and buildings                          2,656             2,656
  Gaming equipment                           28,265            26,676
  Other equipment                             4,442             4,328
  Leasehold improvements                        721               713
                                           ________          ________
                                             36,084            34,373
  Less accumulated depreciation             (20,947)          (19,322)
                                           ________          ________
                                             15,137            15,051
Lease acquisition costs and other
  intangible assets, net of
  accumulated amortization of
  $6,496 and $6,061                           6,395             7,292

Goodwill, net of accumulated
  amortization of $2,437 and $2,341           5,193             5,289

Lease and other security deposits             3,450             3,490

Other non-current assets                      2,817             3,581
                                           ________          ________

    Total assets                           $ 72,431          $ 71,959
                                           ========          ========

See Notes to Condensed Consolidated Financial Statements.
/TABLE

       JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except share data)
                                (Unaudited)
                                (Concluded)

                                            December 31,   June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY           1995          1995
____________________________________        ___________    ________
Current liabilities:
  Current portion of long-term debt         $   319        $   678
  Accounts payable                              372            566
  Other current liabilities                   3,679          4,372
                                            _______        _______
      Total current liabilities               4,370          5,616

Long-term debt, less current portion                           271
Deferred rent                                 3,259          3,506
Accrued pension and other liabilities         2,372          2,350
                                            _______        _______
      Total liabilities                      10,001         11,743
                                            _______        _______

Commitments and contingencies

Stockholders' equity:
  Preferred stock - authorized
    1,000,000 shares of $1 par value;
    none issued
  Common stock - authorized
    30,000,000 shares of $.01 par value;
    9,598,198 and 9,595,388 shares issued        96             96
  Additional paid-in capital                 63,757         63,935
  Retained earnings (accumulated deficit)     2,212           (180)
  Less 293,742 and 293,741 shares of
    common stock in treasury, at cost        (3,635)        (3,635)
                                            _______        _______
      Total stockholders' equity             62,430         60,216
                                            _______        _______
      Total liabilities and
        stockholders' equity                $72,431        $71,959
                                            =======        =======

See Notes to Condensed Consolidated Financial Statements.
/TABLE

       JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           THREE AND SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994
               (Dollars in thousands, except per share data)
                                (Unaudited)

                              Three Months Ended   Six Months Ended
                                   December 31,        December 31,
                               ________________    ________________
                                 1995     1994      1995      1994
                               _______  _______    _______  _______
Revenues:
  Route operations             $20,448  $21,846    $41,055  $42,922
  Casino operations              1,936    1,933      4,130    4,480
                               _______  _______    _______  _______
    Totals                      22,384   23,779     45,185   47,402
                               _______  _______    _______  _______
Costs and expenses:
  Route operations              15,569   16,420     31,345   32,280
  Casino operations              1,729    1,660      3,492    4,065
  Amortization                     549      664      1,111    1,324
  Depreciation                   1,051    1,330      2,295    2,665
  General and administrative     1,043    1,420      2,232    2,753
                               _______  _______    _______  _______
    Totals                      19,941   21,494     40,475   43,087
                               _______  _______    _______  _______
Operating income                 2,443    2,285      4,710    4,315
                               _______  _______    _______  _______
Other income (expense):
  Interest and other income        319      200        714      405
  Interest expense                 (10)     (45)       (22)    (103)
                               _______  _______    _______  _______
    Totals                         309      155        692      302
                               _______  _______    _______  _______
Income before income tax         2,752    2,440      5,402    4,617
                               _______  _______    _______  _______
Provision for Federal income tax:
  Current
  Deferred                         881      784      1,729    1,524
                               _______  _______    _______  _______
    Totals                         881      784      1,729    1,524
                               _______  _______    _______  _______
Net income                     $ 1,871  $ 1,656    $ 3,673  $ 3,093
                               =======  =======    =======  =======
Earnings per common and
  common equivalent share      $   .20  $   .18    $   .39  $   .34
                               =======  =======    =======  =======
Cash dividends per share of
  common stock                 $   .08  $   .08    $   .16  $   .16
                               =======  =======    =======  =======
See Notes to Condensed Consolidated Financial Statements.

                   JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       SIX MONTHS ENDED DECEMBER 31, 1995
            (Dollars and shares in thousands, except per share data)
                                   (Unaudited)

                                     Retained
                        Additional   Earnings     Treasury       Total
          Common Stock    Paid-in  (Accumulated    Stock      Stockholders'
          Shares Amount   Capital    Deficit)  Shares  Amount   Equity
          ______ ______ __________ ___________ ______ _______ _____________
Balance
July 1,
1995      9,595   $96     $63,935      $ (180)  (294) $(3,635) $60,216

Cash
dividends
($.16 per
share)                       (201)     (1,281)                  (1,482)

Issuance
of shares
on
exercise
of stock
options       3                23                                   23

Net
income                                  3,673                    3,673
          _____   ___     _______      ______   ____  _______  _______

Balance
December
31, 1995  9,598   $96     $63,757      $2,212   (294) $(3,635) $62,430
          =====   ===     =======      ======   ====  =======  =======

See Notes to Condensed Consolidated Financial Statements.

                  JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994
                              (Dollars in thousands)
                                   (Unaudited)
                                                     1995      1994
                                                   ________  _______
Operating activities:
  Net income                                       $ 3,673   $ 3,093
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                  3,406     3,989
      Deferred Federal income tax                    1,729     1,524
      Net gain on sales and retirements of property
        and equipment                                 (166)     (161)
      Other                                                      (75)
      Increase (decrease) from changes in:
        Prepaid expenses and other current assets       81       248
        Other non-current assets                      (106)      (81)
        Accounts payable                              (194)      (40)
        Other current liabilities                     (693)      211
        Deferred rent                                 (247)      680
        Other liabilities                               22        92
                                                   _______   _______
          Net cash provided by operating activities  7,505     9,480
                                                   _______   _______
Investing activities:
  Proceeds from sales of short-term investments                  509
  Net proceeds (advances) to location operators        122      (124)
  Proceeds from sale of other non-current asset                  217
  Proceeds from sales of property and equipment        500        82
  Purchases of property and equipment               (2,405)   (1,439)
  Advances to equity investee                                 (1,402)
  Increase in lease acquisition costs and other
    intangible assets                                 (164)     (209)
  Decrease in lease and other security deposits         40        31
                                                   _______   _______
          Net cash used in investing activities     (1,907)   (2,335)
                                                   _______   _______
Financing activities:
  Repayments of long-term debt                        (630)     (704)
  Proceeds from issuance of common stock                23
  Dividends paid                                    (1,482)   (1,474)
                                                   _______   _______
          Net cash used in financing activities     (2,089)   (2,178)
                                                   _______   _______

Net increase in cash and cash equivalents            3,509     4,967
Cash and cash equivalents at beginning of period    32,916    23,543
                                                   _______   _______
Cash and cash equivalents at end of period         $36,425   $28,510
                                                   =======   =======

Supplemental disclosures of cash flow data:
  Cash paid during the period for:
    Interest                                       $    22   $   103
    Federal income tax                             $    -    $    -
  Non-cash financing activity:  reduction of
    debt upon sale of other non-current asset      $    -    $   479

See Notes to Condensed Consolidated Financial Statements.

                 JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General:
             In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly Jackpot's financial position as of December 31, 1995, and the results of its operations for the three and six months ended December 31, 1995 and 1994 and its cash flows for the six months ended December 31, 1995 and 1994. Information included in the condensed consolidated balance sheet as of June 30, 1995 has been derived from Jackpot's Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended June 30, 1995
             (the "1995 Form 10-K").

             The earnings for the three and six months ended December 31, 1995 and 1994 are not necessarily indicative of results for a full year.

Note 2 - Earnings per share:
             Earnings per share for the three and six months ended December 31, 1995 and 1994 are computed by dividing net income by the weighted average number of common shares outstanding. Stock options and warrants have been excluded from the computations because they had no effect or were antidilutive on earnings per share.

Note 3 - Stockholders' equity:
           Cash dividends:
             For the six months ended December 31, 1995, Jackpot paid cash dividends of approximately $1,482,000 ($.16 per common share).
             On January 27, 1996 Jackpot's Board of Directors declared a quarterly dividend of $.08 per common share for the three months ended December 31, 1995 which is payable on or about February 23, 1996 to stockholders of record on February 9, 1996.

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

           Common stock warrants:
             As of December 31, 1995, there were 1,588,195 warrants outstanding and 1,747,015 shares of common stock reserved for issuance upon exercise of such warrants. In January 1996, 129 common shares were issued on exercise of 119 warrants leaving 1,588,076 warrants outstanding which expired pursuant to their terms on January 31, 1996. See Note 7 of Notes to Consolidated Financial Statements in the 1995 Form 10-K.




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

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Capital Resources and Liquidity
_______________________________

     Cash Flows:

     Jackpot's principal sources of cash for the six months ended December 31, 1995 (the "1995 six months"), consisted of the cash flows from operating activities and its available cash and cash equivalents which, at June 30, 1995, approximated $32.9 million and at December 31, 1995 approximated
$36.4 million.

     Net cash provided by operating activities in the 1995 six months was $7.5 million. Net cash used in investing activities in the 1995 six months was approximately $1.9 million which included cash used of approximately $2.6 million and cash received of approximately $.7 million. The $2.6 million of cash used was primarily for the purchase of property and equipment. The $.7 million of cash received from investing activities consisted primarily of aggregate proceeds from sales of property and equipment.

     Net cash used in financing activities in the 1995 six months was approximately $2.1 million which resulted from the repayment of approximately $.6 million of long-term debt and the payment of approximately $1.5 million of dividends.

     Liquidity:

     At December 31, 1995, Jackpot had cash and cash equivalents of approximately $36.4 million, an increase of approximately $3.5 million from June 30, 1995. Jackpot's working capital and current ratio also increased to approximately $35.1 million and 9.0 to 1, respectively, at December 31, 1995, from $31.6 million and 6.6 to 1, respectively, at June 30, 1995 primarily as a result of the activities described above.

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

     Management believes Jackpot's working capital and cash provided by operations will be sufficient to enable Jackpot to meet its planned capital expenditures, meet its debt service requirements, pay quarterly cash dividends pursuant to Jackpot's current dividend policy and meet its other ongoing cash requirements as they become due in the fiscal year ending June 30, 1996. With respect to planned capital expenditures, management anticipates Jackpot will purchase approximately $3.2 million of property and equipment, exclusive of business acquisitions, if any, in the remainder of fiscal 1996 to be used in existing and currently planned new locations.

     Jackpot continues to selectively explore expansion opportunities, both in and outside Nevada, and various potential acquisitions, both gaming and nongaming. Management believes working capital and cash provided by operations will be sufficient to enable Jackpot to pursue expansion opportunities; however, Jackpot may seek additional debt or equity financing to facilitate expansion opportunities and potential acquisitions.

Results of Operations
_____________________

     Revenues:

     Total revenues in the three months ended December 31, 1995 (the "1995 three months") decreased approximately $1.4 million (from $23.8 million in the three months ended December 31, 1994 (the "1994 three months") to $22.4 million in the 1995 three months), while total revenues in the 1995 six months decreased approximately $2.2 million (from $47.4 million in the six months ended December 31, 1994 (the "1994 six months") to $45.2 million in the 1995 six months). The decrease in total revenues of $1.4 million in the 1995 three months was attributable to the decline in gaming machine route operations revenues (from $21.8 million in the 1994 three months to $20.4 million in the 1995 three months). The decrease in total revenues of $2.2 million in the 1995 six months was the net result of decreases of $1.8 million (from $42.9 million in the 1994 six months to $41.1 million in the 1995 six months) in gaming machine route operations revenues and a decrease of $.4 million (from $4.5 million in the 1994 six months to $4.1 million in the 1995 six months) in casino operations revenues.

     The decreases in gaming machine route operations revenues of $1.4 million and $1.8 million were due primarily to the loss of the Company's right to operate at all three Phar-Mor locations in Nevada due to the permanent closing by Phar-Mor of such locations in connection with Phar-Mor's bankruptcy reorganization plan and to the closing or loss, based on the Company's commitment to maintain pricing discipline, of certain non-chain locations.
The decreases in gaming machine route operations revenues resulted from a combination of additional revenues generated from new locations, net of lost revenues from terminated locations and decreases in revenues at existing locations. In the 1995 three months and 1995 six months, new locations generated revenues of approximately $1.0 million and $2.2 million, respectively. Terminated locations had generated revenues of $1.6 million and $3.1 million in the 1994 three months and 1994 six months, respectively, while revenues at existing locations decreased $.8 million and $.9 million in the 1995 three months and 1995 six months, respectively.

     The amount of gaming machine route operations revenues attributable to fixed payment leases and revenue sharing contracts for the three and six months ended December 31, 1995 and 1994 are summarized below (dollars in thousands):















                                         Three Months Ended December 31,
                                            1995                 1994
                                     ___________________ ____________________
                                              Percent              Percent
                                              of route             of route
                                              operations           operations
                                     Amount   revenues    Amount   revenues
                                     _______  __________  _______  __________
Route operations:
  Fixed payment leases               $13,072    63.9%     $13,519     61.9%
  Revenue sharing contracts            7,376    36.1        8,327     38.1
                                     _______   _____      _______    _____
    Totals                           $20,448   100.0%     $21,846    100.0%
                                     =======   =====      =======    =====

                                          Six Months Ended December 31,
                                            1995                 1994
                                     ___________________ ____________________
                                              Percent              Percent
                                              of route             of route
                                              operations           operations
                                     Amount   revenues    Amount   revenues
                                     _______  __________  _______  __________
Route operations:
  Fixed payment leases               $25,912    63.1%     $26,831     62.5%
  Revenue sharing contracts           15,143    36.9       16,091     37.5
                                     _______   _____      _______    _____
    Totals                           $41,055   100.0%     $42,922    100.0%
                                     =======   =====      =======    =====

     Casino operations revenues in the 1995 three months remained constant at approximately $1.9 million compared to the 1994 three months, and in the 1995 six months decreased approximately $.4 million (from $4.5 million in the 1994 six months to $4.1 million in the 1995 six months). The decrease in casino operations revenues in the 1995 six months was due primarily to the closing in February 1995 of operations of Water Street Casino, Inc. dba the Post Office Casino (the "Post Office Casino"). The Post Office Casino had generated approximately $.5 million of revenues in the 1994 six months.

     Costs and expenses:

     Route operations expenses in the 1995 three months and 1995 six months decreased approximately $.8 million (from $16.4 million in the 1994 three months to $15.6 million in the 1995 three months) and $1.0 million (from $32.3 million in the 1994 six months to $31.3 million in the 1995 six months) and, as a percentage of route operations revenues, increased to 76.1% and 76.3% in the 1995 three months and 1995 six months, respectively, from 75.2% in both the 1994 three months and 1994 six months. The decreases of $.8 million and $1.0 million over the respective 1994 periods were attributable to decreases of $.3 million and $.2 million, respectively, in location rent, decreases of $.1 million and $.3 million, respectively, in payroll costs, decreases of $.2 million and $.3 million, respectively, in workers' compensation costs and decreases of $.2 million in other route operations expenses in each of the respective 1995 periods. Route operations expenses increased as a percentage of route operations revenues primarily because of the loss of the right to operate at the Phar-Mor locations, with which route operations expenses were lower as a percentage of route operations revenues than Jackpot's overall percentage. With respect to location rent, which is the single largest route operations expense, no contract with a material effect on operating results expires in fiscal 1996. See Item 1 - Business - Gaming Machine Route Operations in the 1995 Form 10-K for a further description of the Company's lease and license agreements.

     Casino operations expenses in the 1995 three months remained constant at approximately $1.7 million compared to the 1994 three months and, as a percentage of casino operations revenues increased to 89.3% in the 1995 three months from 85.9% in the 1994 three months due primarily to slightly higher costs in the 1995 three months as compared to the 1994 three months. Casino operations expenses in the 1995 six months decreased approximately $.6 million (from $4.1 million in the 1994 six months to $3.5 million in the 1995 six months) and, as a percentage of casino operations revenues, casino operations expenses decreased to 84.6% in the 1995 six months from 90.7% in the 1994 six months due primarily to the closing of the Post Office Casino. With respect to casino operation expenses, the 1994 six months included approximately
$.8 million of costs and expenses incurred by the Post Office Casino.

     Amortization expense in the 1995 three months and 1995 six months decreased approximately $.1 million (from $.7 million in the 1994 three months to $.6 million in the 1995 three months) and approximately $.2 million
(from $1.3 million in the 1994 six months to $1.1 million in the 1995 six months). The decrease in amortization expense in the respective 1995 periods was primarily attributable to the decrease in amortization expense related to the three Phar-Mor locations. As a result of the permanent closing of Phar-Mor's three locations in Nevada, Jackpot wrote off all remaining lease acquisition costs related to Phar-Mor in the three months ended June 30, 1995.

     Depreciation expense in the 1995 three months and 1995 six months decreased approximately $.2 million (from $1.3 million in the 1994 three months to $1.1 million in the 1995 three months) and $.4 million (from $2.7 million in the 1994 six months to $2.3 million in the 1995 six months). The decrease in depreciation expense in the respective 1995 periods was primarily attributable to gaming machines acquired in connection with the purchase of a gaming machine route business in 1992, which had become fully depreciated during the three months ended September 30, 1995.

     General and administrative expenses in the 1995 three months and 1995 six months decreased approximately $.4 million (from $1.4 million in the 1994 three months to $1.0 million in the 1995 three months) and $.6 million
(from $2.8 million in the 1994 six months to $2.2 million in the 1995 six months) primarily as a result of decreases in payroll and other compensation related costs.

     Interest and other income:

     Interest and other income in the 1995 three months and 1995 six months increased approximately $.1 million (from $.2 million in the 1994 three months to $.3 million in the 1995 three months) and $.3 million (from $.4 million in the 1994 six months to $.7 million in the 1995 six months) primarily from the increase in interest income as a result of the increase in available cash and cash equivalents.



     Other:

     The effective tax rate in the 1995 three months remained constant at 32% compared to the 1994 three months and in the 1995 six months such rate was 32%, which was slightly lower than the 33% rate in the 1994 six months primarily because of the increase in tax benefits from tax-exempt interest income.

     General:

     Despite the decrease in revenues in the respective 1995 periods, operating income in the 1995 three months and 1995 six months increased approximately $.1 million (from $2.3 million in the 1994 three months to $2.4 million in the 1995 three months) and $.4 million (from $4.3 million in the 1994 six months to $4.7 million in the 1995 six months). The increases in operating income of $.1 million and $.4 million were due primarily to the decreases in amortization, depreciation and general and administrative expenses described above.

     Net income in the 1995 three months and 1995 six months increased approximately $.2 million (from $1.7 million in the 1994 three months to $1.9 million in the 1995 three months) and $.6 million (from $3.1 million in the 1994 six months to $3.7 million in the 1995 six months) due to the results of operations described above. Earnings per share in the 1995 three months and 1995 six months were $.20 and $.39 per share, respectively, compared to earnings per share in the 1994 three months and 1994 six months of $.18 and $.34 per share, respectively.

                      PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Stockholders

           (a) Jackpot's 1995 Annual Meeting of Stockholders was held on December 13, 1995.

           (b) Proxies were solicited by Jackpot's management without opposition and all nominees were elected to hold office until the next annual meeting as described in the Proxy Statement dated October 13, 1995.

           (c) No other matters were voted upon except for the proposal to ratify the appointment of Jackpot's independent auditors. The stockholders voted 8,606,350 shares "FOR", 23,467 shares "AGAINST" and 37,136 shares "ABSTAINING" to approve the appointment of Deloitte & Touche LLP as Jackpot's independent auditors for the fiscal year ending June 30, 1996.

Item 6.  Exhibits and Reports on Form 8-K

           (a)  Exhibits:

                Exhibit 11.1 - Computation of Earnings Per Common Share for the three and six months ended December 31, 1995 and 1994.

                Exhibit 27.1 - Financial Data Schedule (EDGAR version only).

           (b) Reports on Form 8-K - No Form 8-K was filed for the three months ended December 31, 1995.

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

                                        JACKPOT ENTERPRISES, INC.
                                        _________________________
                                              (Registrant)

                                        By:  /s/ Bob Torkar
                                        _________________________
                                        BOB TORKAR
                                        Senior Vice President - Finance,
                                        Treasurer and Chief Accounting Officer
Date:  February 12, 1996