Form 10-Q
period 1996-03-31
JACKPOT ENTERPRISES INC
filed 1996-05-10
CIK 351903

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

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

                              Yes   x        No
                                  _____          _____

There were 9,306,745 shares of the registrant's common stock outstanding as of May 3, 1996.
 JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                                     INDEX




Part I.   Financial Information

Item 1.   Financial Statements
            Condensed Consolidated Balance Sheets -
              March 31, 1996 and June 30, 1995
            Condensed Consolidated Statements of Income -
              Three and Nine Months Ended March 31, 1996 and 1995
            Condensed Consolidated Statement of Stockholders'
              Equity - Nine Months Ended March 31, 1996
            Condensed Consolidated Statements of Cash  Flows -
              Nine Months Ended March 31, 1996 and 1995
            Notes to Condensed Consolidated Financial Statements

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations

Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K

                   JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                  (Unaudited)

                                          March 31,     June 30,
             ASSETS                         1996          1995
             ______                       ________      ________
Current assets:
  Cash and cash equivalents               $ 37,991      $ 32,916
  Prepaid expenses                           1,087         1,703
  Other current assets                       1,774         2,637
                                          ________      ________
    Total current assets                    40,852        37,256
                                          ________      ________
Property and equipment, at cost:
  Land and buildings                         2,656         2,656
  Gaming equipment                          29,036        26,676
  Other equipment                            4,506         4,328
  Leasehold improvements                       724           713
                                          ________      ________
                                            36,922        34,373
  Less accumulated depreciation            (21,817)      (19,322)
                                          ________      ________
                                            15,105        15,051
Lease acquisition costs and other
  intangible assets, net of
  accumulated amortization of
  $6,978 and $6,061                          5,994         7,292

Goodwill, net of accumulated
  amortization of $2,485 and $2,341          5,145         5,289

Lease and other security deposits            3,453         3,490

Other non-current assets                     2,501         3,581
                                          ________      ________
    Total assets                          $ 73,050      $ 71,959
                                          ========      ========






See Notes to Condensed Consolidated Financial Statements.












                   JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands, except share data)
                                  (Unaudited)
                                  (Concluded)

                                             March 31,      June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY           1996          1995
____________________________________         ________       _______
Current liabilities:
  Current portion of long-term debt                         $   678
  Accounts payable                           $   333            566
  Other current liabilities                    3,813          4,372
                                             _______        _______
     Total current liabilities                 4,146          5,616


Long-term debt, less current portion                            271
Deferred rent                                  3,290          3,506
Accrued pension and other liabilities          2,076          2,350
                                             _______        _______
     Total liabilities                         9,512         11,743
                                             _______        _______
Commitments and contingencies

Stockholders' equity:
  Preferred stock - authorized
    1,000,000 shares of $1 par value;
    none issued
  Common stock - authorized
    30,000,000 shares of $.01 par value;
    9,599,540 and 9,595,388 shares issued         96             96
  Additional paid-in capital                  63,767         63,935
  Retained earnings (accumulated deficit)      3,310           (180)
  Less 293,748 and 293,741 shares of common
    stock in treasury, at cost                (3,635)        (3,635)
                                             _______        _______
     Total stockholders' equity               63,538         60,216
                                             _______        _______
     Total liabilities and
       stockholders' equity                  $73,050        $71,959
                                             ========       =======




See Notes to Condensed Consolidated Financial Statements.














                   JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              THREE AND NINE MONTHS ENDED MARCH 31, 1996 AND 1995
                 (Dollars in thousands, except per share data)
                                  (Unaudited)

                                    Three Months Ended      Nine Months Ended
                                        March 31,                March 31,
                                    __________________      _________________
                                      1996      1995          1996      1995
                                    _______    _______      _______   _______
Revenues:
  Route operations                  $21,000    $22,141      $62,055   $65,063
  Casino operations                   1,846      2,096        5,976     6,576
                                    _______    _______      _______   _______
      Totals                         22,846     24,237       68,031    71,639
                                    _______    _______      _______   _______
Costs and expenses:
  Route operations                   16,344     16,685       47,689    48,965
  Casino operations                   1,745      1,881        5,237     5,946
  Amortization                          546        750        1,657     2,074
  Depreciation                        1,008      1,342        3,303     4,007
  General and administrative            958      1,375        3,190     4,128
                                    _______    _______      _______   _______
      Totals                         20,601     22,033       61,076    65,120
                                    _______    _______      _______   _______
Operating income                      2,245      2,204        6,955     6,519
                                    _______    _______      _______   _______
Other income (expense):
  Interest and other income             463        315        1,177       720
  Interest expense                                 (22)         (22)     (125)
                                    _______    _______      _______   _______
      Totals                            463        293        1,155       595
                                    _______    _______      _______   _______
Income before income tax              2,708      2,497        8,110     7,114
                                    _______    _______      _______   _______
Provision for Federal income tax:
  Current                             2,393                   2,393
  Deferred                           (1,527)       825          202     2,349
                                    _______    _______      _______   _______
      Totals                            866        825        2,595     2,349
                                    _______    _______      _______   _______

Net income                          $ 1,842    $ 1,672      $ 5,515   $ 4,765
                                    =======    =======      =======   =======
Earnings per common and
  common equivalent share           $   .20    $   .18      $   .59   $   .52
                                    =======    =======      =======   =======
Cash dividends per share of
  common stock                      $   .08    $   .08      $   .24   $   .24
                                    =======    =======      =======   =======

See Notes to Condensed Consolidated Financial Statements.




                    JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        NINE MONTHS ENDED MARCH 31, 1996
            (Dollars and shares in thousands, except per share data)
                                   (Unaudited)

                                       Retained
                          Additional   Earnings     Treasury        Total
           Common Stock    Paid-in   (Accumulated     Stock       Stockholders'
           Shares Amount   Capital     Deficit)   Shares Amount     Equity
           ______ ______  __________ ____________ ______ ______   ____________
Balance
July 1,
1995       9,595   $96    $63,935     $  (180)   (294)  $(3,635)    $60,216

Cash
dividends
($.24 per
share)                       (201)     (2,025)                       (2,226)

Issuance
of shares
on exercise
of stock
options        5               33                                        33

Net
income                                  5,515                         5,515
           _____   ___    _______     _______    ____   _______     _______

Balance
March 31,
1996       9,600   $96    $63,767     $ 3,310    (294)  $(3,635)    $63,538
           =====   ===    =======     =======    ====   =======     =======


















See Notes to Condensed Consolidated Financial Statements.




                  JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   NINE MONTHS ENDED MARCH 31, 1996 AND 1995
                             (Dollars in thousands)
                                  (Unaudited)

                                                      1996       1995
                                                     _______    _______
Operating activities:
  Net income                                         $ 5,515    $ 4,765
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                    4,960      6,081
      Deferred Federal income tax                        202      2,349
      Net gain on sales and retirements of property
        and equipment                                   (344)      (133)
      Other                                                        (200)
      Increase (decrease) from changes in:
        Prepaid expenses and other current assets        519        427
        Other non-current assets                        (107)       204
        Accounts payable                                (233)      (891)
        Other current liabilities                        686        134
        Deferred rent                                   (216)       913
        Other liabilities                               (274)       138
                                                     _______    _______
          Net cash provided by operating activities   10,708     13,787
                                                     _______    _______

Investing activities:
  Proceeds from sales of short-term investments                     509
  Net proceeds from location operators                   181        180
  Proceeds from sales of other non-current assets        500        617
  Proceeds from sales of property and equipment          524        204
  Purchases of property and equipment                 (3,422)    (2,615)
  Advances to equity investee                                    (1,498)
  Increase in lease acquisition costs and other
    intangible assets                                   (311)      (596)
  Decrease in lease and other security deposits           37         26
                                                     _______    _______
          Net cash used in investing activities       (2,491)    (3,173)
                                                     _______    _______

Financing activities:
  Repayments of long-term debt                          (949)    (1,058)
  Proceeds from issuance of common stock                  33          7
  Dividends paid                                      (2,226)    (2,214)
                                                     _______    _______
          Net cash used in financing activities       (3,142)    (3,265)
                                                     _______    _______
Net increase in cash and cash equivalents              5,075      7,349
Cash and cash equivalents at beginning of period      32,916     23,543
                                                     _______    _______
Cash and cash equivalents at end of period           $37,991    $30,892
                                                     =======    =======




Supplemental disclosures of cash flow data:
  Cash paid during the period for:
    Interest                                        $     22    $   125
    Federal income tax                              $  1,000          -
  Non-cash investing and
    financing activities:
    Common stock surrendered on exercise
      of stock options                                     -    $   600
    Tax benefit from exercise of stock options             -    $    86
    Reduction of debt upon sale of other
      non-current asset                                    -    $   479

See Notes to Condensed Consolidated Financial Statements.














































                               JACKPOT ENTERPRISES, INC.
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General:
       In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly Jackpot's financial position as of March 31, 1996, the results of its operations for the three and nine months ended March 31, 1996 and 1995 and its cash flows for the nine months ended March 31, 1996 and 1995. Information included in the condensed consolidated balance sheet as of June 30, 1995 has been derived from Jackpot's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended June 30, 1995 (the "1995 Form 10-K").

       The earnings for the three and nine months ended March 31, 1996 and 1995 are not necessarily indicative of results for a full year.

Note 2 - Earnings per share:
       Earnings per share for the three and nine months ended March 31, 1996 and 1995 are computed by dividing net income by the weighted average number of common shares outstanding. Stock options and warrants have been excluded from the computations because they had no effect or were antidilutive on earnings per share.

Note 3 - Stockholders' equity:
     Cash dividends:
       For the nine months ended March 31, 1996, Jackpot paid cash dividends of approximately $2,226,000 ($.24 per common share). On April 29, 1996, Jackpot's Board of Directors declared a quarterly dividend of $.08 per common share for the three months ended March 31, 1996 which is payable on or about May 24, 1996 to stockholders of record on May 10, 1996.

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

       On July 25, 1995, Phar-Mor notified Jackpot that it disagreed with Jackpot's position that Phar-Mor has defaulted under the terms of either the Original Agreement or the Amended Agreement. Phar-Mor maintains that the Amended Agreement is the operative agreement and is seeking to enforce its rights thereunder. On or about March 7, 1996, Phar-Mor filed a lawsuit against Jackpot in the United States Bankruptcy Court for the Northern District of Ohio, claiming it is owed approximately $1 million under the Amended Agreement. Jackpot has filed an answer and counterclaim reflecting its position that under the Original Agreement Jackpot is owed in excess of $3 million. Jackpot, based upon discussions with counsel, does not believe it is probable that Phar-Mor will prevail in this matter. If Phar-Mor were to prevail and the Amended Agreement is determined to be the operative agreement, Jackpot could be liable for certain obligations under the Amended Agreement up to approximately $1 million. If Jackpot were to prevail, it would become an unsecured creditor with respect to its claims against Phar-Mor which exceed $3 million.

Item 2.  Management's Discussion and Analysis of Financial
          _________________________________________________
          Condition and Results of Operations
          ___________________________________

Capital Resources and Liquidity
_______________________________

    Cash Flows:

    Jackpot's principal sources of cash for the nine months ended March 31, 1996 (the "1996 nine months"), consisted of the cash flows from operating activities and its available cash and cash equivalents which, at June 30, 1995, approximated $32.9 million and at March 31, 1996 approximated $38.0 million.

    Net cash provided by operating activities in the 1996 nine months was $10.7 million. Net cash used in investing activities in the 1996 nine months was approximately $2.5 million which included cash used of approximately $3.7 million and cash received of approximately $1.2 million. The $3.7 million of cash used was primarily for the purchase of property and equipment. The $1.2 million of cash received from investing activities consisted primarily of aggregate proceeds from sales of property and equipment and other non-current assets.

    Net cash used in financing activities in the 1996 nine months was approximately $3.1 million which resulted from the repayment of approximately $.9 million of long-term debt and the payment of approximately $2.2 million of dividends.

    Liquidity:

    At March 31, 1996, Jackpot had cash and cash equivalents of approximately $38.0 million, an increase of approximately $5.1 million from June 30, 1995. Jackpot's working capital and current ratio increased to approximately $36.7 million and 9.9 to 1, respectively, at March 31, 1996, from $31.6 million and
6.6 to 1, respectively, at June 30, 1995 primarily as a result of the activities described above.

   On May 24, 1995, Jackpot notified Phar-Mor, Inc. ("Phar-Mor"), a large chain store, that it was in default under the terms of certain agreements.
On July 25, 1995, Phar-Mor notified Jackpot that it disagreed with Jackpot's position and asserted that Jackpot was in default under the terms of the same agreements. On or about March 7, 1996, Phar-Mor filed a lawsuit against Jackpot in the United States Bankruptcy Court for the Northern District of Ohio, claiming it is owed approximately $1 million under the Amended Agreement. Jackpot has filed an answer and counterclaim reflecting its position that under the Original Agreement Jackpot is owed in excess of $3 million. Jackpot, based upon discussions with counsel, does not believe it is probable that Phar-Mor will prevail in this matter. If Phar-Mor were to prevail, Jackpot could be liable for certain obligations up to $1 million. If
Jackpot were to prevail, it would become an unsecured creditor of Phar-Mor in an amount in excess of $3 million.

    Management believes Jackpot's working capital and cash provided by operations will be sufficient to enable Jackpot to meet its planned capital expenditures, pay quarterly cash dividends pursuant to Jackpot's current dividend policy and meet its other ongoing cash requirements as they become due in the fiscal year ending June 30, 1996. With respect to planned capital expenditures, management anticipates Jackpot will purchase approximately $1.2 million of property and equipment, exclusive of business acquisitions, if any, in the remainder of fiscal 1996 to be used in existing and currently planned new locations.

    Jackpot continues to selectively explore expansion opportunities, both in and outside Nevada, and various potential acquisitions, both gaming and non-gaming. Management believes working capital and cash provided by operations will be sufficient to enable Jackpot to pursue expansion opportunities; however, Jackpot may seek additional debt or equity financing to facilitate expansion opportunities and potential acquisitions.

Results of Operations
_____________________

    Revenues:

    Total revenues in the three months ended March 31, 1996 (the "1996 three months") decreased approximately $1.4 million (from $24.2 million in the three months ended March 31, 1995 (the "1995 three months") to $22.8 million in the 1996 three months), while total revenues in the 1996 nine months decreased approximately $3.6 million (from $71.6 million in the nine months ended March 31, 1995 (the "1995 nine months") to $68.0 million in the 1996 nine months). The decreases in total revenues of $1.4 million and $3.6 million were the net result of decreases of $1.1 million (from $22.1 million in the 1995 three months to $21.0 million in the 1996 three months) and $3.0 million (from $65.1 million in the 1995 nine months to $62.1 million in the 1996 nine months), respectively, in gaming machine route operations revenues and decreases of $.3 million (from $2.1 million in the 1995 three months to $1.8 million in the 1996 three months) and $.6 million (from $6.6 million in the 1995 nine months to $6.0 million in the 1996 nine months), respectively, in casino operations revenues.

    The decreases in gaming machine route operations revenues of $1.1 million and $3.0 million were due primarily to the closing or loss, based on management's commitment to maintain pricing discipline, of certain non-chain locations and to the loss of the Company's right to operate at all three Phar-Mor locations in Nevada due to the permanent closing by Phar-Mor of such locations in connection with Phar-Mor's bankruptcy reorganization plan. The decreases in gaming machine route operations revenues resulted from a combination of additional revenues generated from new locations, net of lost revenues from terminated locations and decreases in revenues at existing locations. In the 1996 three months and 1996 nine months, new locations generated revenues of approximately $1.1 million and $3.3 million, respectively. Terminated locations had generated revenues of $1.8 million and $4.9 million in the 1995 three months and 1995 nine months, respectively, while revenues at existing locations decreased $.4 million and $1.4 million in the 1996 three months and 1996 nine months, respectively.

    The amount of gaming machine route operations revenues attributable to fixed payment leases and revenue sharing contracts for the three and nine months ended March 31, 1996 and 1995 are summarized below (dollars in thousands):








                                          Three Months Ended March 31,
                                        1996                      1995
                               _______________________    _____________________
                                            Percent                  Percent
                                            of route                 of route
                                            operations               operations
                               Amount       revenues      Amount     revenues
                               _______      __________    _______    __________
Route operations:
  Fixed payment leases         $13,521        64.4%       $13,505       61.0%
  Revenue sharing contracts      7,479        35.6          8,636       39.0
                               _______       _____        _______      _____
    Totals                     $21,000       100.0%       $22,141      100.0%
                               =======       =====        =======      =====

                                          Nine Months Ended March 31,
                                        1996                      1995
                               _______________________    _____________________
                                            Percent                  Percent
                                            of route                 of route
                                            operations               operations
                               Amount       revenues      Amount     revenues
                               _______      __________    _______    __________
Route operations:
  Fixed payment leases         $39,433        63.5%       $40,336       62.0%
  Revenue sharing contracts     22,622        36.5         24,727       38.0
                               _______       _____        _______      _____
    Totals                     $62,055       100.0%       $65,063      100.0%
                               =======       =====        =======      =====

    The decreases in casino operations revenues of $.3 million and $.6 million were due primarily to the decline in revenues generated at the Debbie Reynolds' Hotel and Casino. Effective March 31, 1996, the Company ceased operations at the Debbie Reynolds' Hotel and Casino. The Company, through its operating subsidiary Debbie's Casino, Inc. ("Debbie's"), had operated approximately 175 gaming machines at this location.

    Costs and expenses:

    Route operations expenses in the 1996 three months and 1996 nine months decreased approximately $.4 million (from $16.7 million in the 1995 three months to $16.3 million in the 1996 three months) and $1.3 million (from $49.0 million in the 1995 nine months to $47.7 million in the 1996 nine months) and, as a percentage of route operations revenues, increased to 77.8% and 76.8% in the 1996 three months and 1996 nine months from 75.4% and 75.3% in the respective 1995 periods. The decrease of $.4 million in the 1996 three months over the 1995 three months was due primarily to a decrease in location rent expense attributable to revenue sharing contracts. The decrease of $1.3 million in the 1996 nine months over the 1995 nine months was attributable to decreases of $.4 million in location rent, $.3 million in payroll costs, $.3 million in workers' compensation costs and $.3 million in other route operations expenses. Route operations expenses in the 1996 three months and 1996 nine months increased as a percentage of route operations revenues primarily because of the loss of the right to operate at the Phar-Mor locations, with which route operations expenses were lower as a percentage of route operations revenues than Jackpot's overall percentage and from the decrease in revenues at existing fixed payment lease locations in the 1996 three months and 1996 nine months.

    With respect to location rent, which is the single largest route operation expense, no contract with a material effect on operating results expires in the remainder of the fiscal year ending June 30, 1996. See Item 1 - Business - Gaming Machine Route Operations in the 1995 Form 10-K for a further description of the Company's lease and license agreements.

    Casino operations expenses in the 1996 three months, as a percentage of casino operations revenues, increased to 94.5% from 89.7% in the 1995 three months due primarily to the operating results of Debbie's. The decline in operating results at Debbie's was due principally to the decrease in revenues in the 1996 three months. Casino operations expenses in the 1996 nine months decreased approximately $.7 million (from $5.9 million in the 1995 nine months to $5.2 million in the 1996 nine months) and, as a percentage of casino operations revenues, casino operations expenses decreased to 87.6% in the 1996 nine months from 90.4% in the 1995 nine months due primarily to the closing in February 1995 of operations of Water Street Casino, Inc. dba the Post Office Casino (the "Post Office Casino"). With respect to casino operations expenses, the 1995 nine months included approximately $.9 million of costs and expenses incurred by the Post Office Casino.

    Amortization expense in the 1996 three months and 1996 nine months decreased approximately $.2 million (from $.7 million in the 1995 three months to $.5 million in the 1996 three months) and $.4 million (from $2.1 million in the 1995 nine months to $1.7 million in the 1996 nine months). The decrease in amortization expense in the respective 1996 periods was primarily attributable to the decrease in amortization expense related to the three Phar-Mor locations. As a result of the permanent closing of Phar-Mor's three locations in Nevada, Jackpot wrote off all remaining lease acquisition costs related to Phar-Mor in the three months ended June 30, 1995.

    Depreciation expense in the 1996 three months and 1996 nine months decreased approximately $.3 million (from $1.3 million in the 1995 three months to $1.0 million in the 1996 three months) and $.7 million (from $4.0 million in the 1995 nine months to $3.3 million in the 1996 nine months). The decrease in depreciation expense in the respective 1996 periods was primarily attributable to gaming machines acquired in connection with the purchase of a gaming machine route business in 1992, which had become fully depreciated in the three months ended September 30, 1995.

    General and administrative expenses in the 1996 three months and 1996 nine months decreased approximately $.4 million (from $1.4 million in the 1995 three months to $1.0 million in the 1996 three months) and $.9 million (from $4.1 million in the 1995 nine months to $3.2 million in the 1996 nine months) primarily as a result of decreases in payroll and other compensation related costs.

    Interest and other income:

    Interest and other income in the 1996 three months and 1996 nine months increased approximately $.2 million (from $.3 million in the 1995 three months to $.5 million in the 1996 three months) and $.5 million (from $.7 million in the 1995 nine months to $1.2 million in the 1996 nine months) primarily from the increase in the net gain on sales of certain non-operating assets and from the increase in interest income as a result of the increase in available cash and cash equivalents.

    Other:

    The effective tax rate in the 1996 three months and 1996 nine months was approximately 32%, which was slightly lower than the 33% rate in the 1995 three months and 1995 nine months primarily because of the increase in tax benefits from tax-exempt interest income in the respective 1996 periods.

    General:

    Despite the decrease in revenues in the respective 1996 periods, operating income in the 1996 three months remained constant at approximately $2.2 million compared to the 1995 three months, and in the 1996 nine months increased approximately $.5 million (from $6.5 million in the 1995 nine months to $7.0 million in the 1996 nine months). The increase in operating income of $.5 million in the 1996 nine months was due primarily to the decreases in amortization, depreciation and general and administrative expenses described above.

    Net income in the 1996 three months and 1996 nine months increased approximately $.1 million (from $1.7 million in the 1995 three months to $1.8 million in the 1996 three months) and $.7 million (from $4.8 million in the 1995 nine months to $5.5 million in the 1996 nine months) due to the results of operations described above. Earnings per share in the 1996 three months and 1996 nine months were $.20 and $.59 per share, respectively, compared to earnings per share in the 1995 three months and 1995 nine months of $.18 and $.52 per share, respectively.

                      PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits:

       Exhibit 11.1 - Computation of Earnings Per Common Share for the three and nine months ended March 31, 1996 and 1995.

       Exhibit 27.1 - Financial Data Schedule (EDGAR version only).

  (b) Reports on Form 8-K - No Form 8-K was filed for the three months ended March 31, 1996.


                               Signature
                               _________

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          JACKPOT ENTERPRISES, INC.
                                          _________________________
                                                 (Registrant)

                                          By:   /s/ Bob Torkar
                                          _________________________
                                          BOB TORKAR
                                          Senior Vice President  - Finance,
                                          Treasurer and Chief Accounting Officer
Date:  May 10, 1996