Form 10-K
period 1996-06-30
JACKPOT ENTERPRISES INC
filed 1996-09-25
CIK 351903

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended June 30, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from __________ to____________

     COMMISSION FILE NUMBER 1-9728

                           JACKPOT ENTERPRISES,INC.
__________________________________________________________________________
            (Exact name of registrant as specified in its charter)

            Nevada                                 88-0169922
________________________________        ___________________________________
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

1110 Palms Airport Drive, Las Vegas, Nevada               89119
___________________________________________   ____________________________
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:    (702) 263-5555
                                                    ____________________

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
     Title of each class                          on which registered
_______________________________________          _______________________
Common Stock - Par value $.01 per share,         New York Stock Exchange
which include certain preferred stock
purchase rights

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days:  Yes  x    No
                                                               ___

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K:      x
                                                  ___

As of August 30, 1996, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $93,000,000.

As of August 30, 1996, there were 9,355,995 shares of the Registrant's common stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement relating to the 1996 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                                  PART I

Item 1.  Business
         ________

General
_______

     Jackpot Enterprises, Inc., a Nevada corporation, ("Jackpot" or the "Company") has been actively engaged, through its subsidiaries, in the gaming industry for over 30 years. The Company is one of the largest gaming machine route operators in the State of Nevada, operating, as of June 30, 1996, 4,211 state-of-the-art video poker and other gaming machines in 439 locations. Jackpot is an established leader in the operation of gaming machines in multiple retail locations ("gaming machine route operations"). Jackpot also operated, as of June 30, 1996, two casinos with 183 gaming machines; however, such operations will be disposed of as soon as is practical, subject to market conditions.

     As of June 30, 1996, Jackpot operated 4,394 gaming machines in 441 locations. Approximately 94% of the gaming machines were video poker and 6% were reel-type slot and other machines. In fiscal 1996, 92% of total revenues were derived from Jackpot's gaming machine route operations and 8% from casino operations. Because of the integrated nature of such operations, Jackpot is considered to be engaged in one 2industry segment.

     Jackpot's gaming machine route operations are subject to seasonal fluctuations. The gaming play for such operations is generally greater in the second and fourth quarters of Jackpot's fiscal year. Unless the context indicates otherwise, references to "Jackpot" and the "Company" include its direct and indirect subsidiaries.



Business Development Strategy
_____________________________

     The Company's business strategy is to enhance its position as a leader in the Nevada gaming machine route market both through internal growth and acquisition and to apply its gaming management expertise and its regulatory experience to pursue strategic gaming activities and other value oriented nongaming opportunities. Specifically, the Company's business strategy includes the following:

     Enhance Gaming Route Operations. The Company intends to enhance its position as a leader in the Nevada gaming machine route business by continuing to provide high levels of service and popular gaming products, cultivating its existing relationships with major customers and expanding its gaming machine route operations through the selective addition of new locations and/or the consolidation of other route operators. The expected continued economic and population growth in Nevada may also benefit the Company. In addition, as appropriate, the Company will explore the possibility of expanding its gaming machine route business to other jurisdictions.

     Pursue Other Strategic Gaming and Nongaming Opportunities. Jackpot continually reviews and evaluates potential opportunities, in both gaming and nongaming. The Company's strong financial position and access to capital represent a competitive advantage which will enable management to explore potential acquisitions and strategic combinations. Jackpot is committed to pursue all such opportunities in order to improve future earnings and enhance shareholder value. In evaluating such potential opportunities the Company is looking for candidates with either a value orientation or sustainable rates of growth.

     Although Jackpot is exploring expansion and acquisition opportunities, there can be no assurance that such opportunities will be available on terms acceptable to Jackpot or that if completed that such opportunities will be successful.

Gaming Machine Route Operations
_______________________________

     Gaming machine route operations involve the installation, operation and service of gaming machines owned by Jackpot in licensed, leased or subleased space in retail stores (supermarkets, drug stores, merchandise stores and convenience stores), bars and restaurants. With respect to retail stores, Jackpot generally licenses, leases or subleases space in stores which are part of a chain of stores and installs gaming machines and a change booth near the store's entrance, where customer traffic is greatest. The number of gaming machines per store is determined by licensing limitations, available space and license, lease or sublease negotiations.

     In fiscal 1996, approximately 75% of Jackpot's gaming machine route revenues were generated by southern Nevada operations and 25% by northern Nevada operations. Management believes that Jackpot has a substantial market share of gaming machine operations in supermarkets, drug stores and merchandise stores in Nevada, and that its customers are primarily local Nevada residents.


     As of June 30, 1996, Jackpot operated in its gaming machine route business 4,211 gaming machines at 439 locations; 114 of the locations contained 15 gaming machines, 43 of the locations contained more than 15 machines and 282 of the locations contained fewer than 15 machines. Change booths are operated at retail store locations with generally 15 gaming machines or more during all store business hours by employees of Jackpot who provide coins and tokens to players of the gaming machines in exchange for currency. On a regular basis, coins and tokens are removed from the gaming machines and the coin and token supply of the change booth is replenished.

     Gaming machines are routinely serviced, repaired, and maintained by mechanics employed by Jackpot. In the opinion of management, Jackpot's gaming machines and associated equipment are well-maintained, adequately insured, and in good working condition.

     The following table sets forth certain historical data showing the changes to the number of machines and locations in Jackpot's gaming machine route operations through June 30, 1996:

                                             As of June 30,
                                 _________________________________________

                                 1996     1995     1994     1993     1992
                                 _____    _____    _____    _____    _____

Number of machines on location   4,211    4,284    4,072    4,488    2,776
Number of locations                439      452      434      486      294


     Jackpot's agreements for its locations generally are in the form of written license, lease, sublease or revenue sharing contract and generally give Jackpot the exclusive right to install gaming machines at such locations. License, lease and sublease agreements accounting for approximately 64% of total gaming machine route operations revenues in fiscal 1996 required payments of fixed monthly fees based upon the amount of space used and/or the number of gaming machines placed at the location. The remainder provided for the payment to the location owner of a rental fee or a revenue sharing arrangement based upon a percentage of the revenues generated by Jackpot's gaming machines at such location. A location owner is not permitted to receive gaming machine revenues (lease or otherwise) based upon a percentage of revenues unless such owner is licensed by the Nevada Gaming Commission. The renewal or extension of agreements at existing locations have generally resulted in increased monthly fees.

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

     Licenses, leases and subleases have a wide range of terms and maturities, with expiration dates extending from 1996 to 2004. Jackpot has a significant amount of its gaming machine route operations at retail stores which are part of a group of affiliated store chains. Gaming machine route operations from two groups of affiliated store chains in fiscal 1996, 1995 and 1994 each accounted for more than 10% of Jackpot's total revenues in such fiscal years. The largest six store chains (Albertson's, Inc., American Drug Stores, Inc., Kmart Corporation, Lucky Stores, Inc., Thrifty PayLess, Inc. and Warehouse Markets, Inc.) accounted for approximately 54% of Jackpot's total revenues in fiscal 1996. Leases covering the six store chains have a wide range of terms and maturities, with expiration dates extending from 1997 to 1999. The loss or nonrenewal of any of these leases could have a material adverse effect on the Company's future results of operations.

     License, lease and sublease agreements representing approximately 22% of fiscal 1996 gaming machine route operations revenues have terms expiring in fiscal 1997. Included in the 22% are three agreements, which expire on June 30, 1997, with three of Jackpot's largest six retail chain store customers representing 16% of fiscal 1996 gaming machine route operations revenues. Jackpot anticipates the renewal of these agreements will be offered on a competitive basis. While the Company intends to actively seek to renew these agreements, there is no assurance that the Company will be able to renew or extend such agreements or that these agreements will be renewed upon terms that Jackpot will find acceptable.

     Most of Jackpot's licenses, leases and subleases with major retail chains cover a number of specified stores in Nevada and usually provide Jackpot with an option to install gaming machines at any new stores of the retail chain opened in the state. All of the licenses, leases and subleases require Jackpot to pay all installation, maintenance and insurance expenses and all taxes in connection with Jackpot's operations at the location. Some of the Company's license, lease or sublease agreements require fixed periodic increases in monthly fees during the term of the contract. Jackpot's license, lease and sublease agreements generally provide that in the event that Jackpot fails to pay the required rental or license fees under such license, lease or sublease or defaults in the performance of any of its other obligations thereunder, the store operator can terminate the license, lease or sublease, usually after notice and a cure period of between 10 and 30 days. These agreements generally also provide that if the store operator terminates its business at a location, the license, lease or sublease is automatically terminated as to that location. Jackpot believes that it is not in default under any of its present licenses, leases or subleases. See Note 9 of Notes to Consolidated Financial Statements.

     Through fiscal 1995, the Company has historically been able to renew or substantially replace revenues from expiring gaming machine route agreements with revenues generated by renewal or replacement agreements. However, increased competitive pressures in connection with the renewal or replacement of agreements has, and continues to result in higher lease payments as a percentage of gaming machine route operations revenues, thereby decreasing the Company's operating margin. In order to optimize its operating performance, the Company is engaged in a continual evaluation of leases. As a result of such evaluation, strict adherence to management's pricing guidelines and competitive pressure, certain agreements for non-chain locations were not renewed in fiscal 1996. In a potential effort to counter this trend and to possibly leverage off Jackpot's existing infrastructure, the Company's growth strategy may include the acquisition of other gaming machine route operators.




Casino Operations
_________________

     On August 13, 1996, Jackpot's Board of Directors approved a plan to dispose of Jackpot Owl, Inc. ( the "Owl Club") and Jackpot's Highway 93 Casino, Inc. (the "Pony Express Casino"), Jackpot's two remaining casinos, as part of its strategy to exit its casino operations. This decision was reached after considering that these casino operations generated unacceptably low returns on capital, possessed limited growth prospects and commanded a disproportionately high amount of management time. Jackpot intends to dispose of these casino properties as soon as is practical, subject to market conditions.

     The Owl Club, as of June 30, 1996, operated 89 gaming machines and two live table games in Battle Mountain, Nevada. The Owl Club also has a beverage operation incident to the conduct of gaming activities, a restaurant operation and an eighteen room motel. Jackpot owns the land and buildings used in the Owl Club's casino and motel operations. The Owl Club primarily serves local residents and markets with its food and informal and congenial atmosphere.

     Jackpot manages the casino operations of the Pony Express Casino in Jackpot, Nevada under a five-year space lease agreement, which Jackpot may cancel upon ninety days written notice to the lessor. As of June 30, 1996, Jackpot operated 94 gaming machines in approximately 2,600 square feet of casino space. The Pony Express Casino attracts hotel guests, local residents and tourists, primarily from the Idaho market.

     Prior to the Board's approval to dispose of Jackpot's two remaining casinos, Jackpot permanently ceased its casino operations at the Debbie Reynolds' Hotel and Casino in Las Vegas due to the termination of the management agreement between the parties, effective March 31, 1996. Jackpot, through its operating subsidiary, Debbie's Casino, Inc. ("Debbie's"), had operated approximately 182 gaming machines and two live table games in approximately 5,000 square feet of casino space. In addition, Jackpot sold its 88.9% interest in Jackpot City, Inc. (the "Nugget") effective June 30, 1996. The Nugget, which was acquired by Jackpot on November 1, 1989, operated 181 gaming machines at a 10,000 square foot leased location in downtown Reno, Nevada during fiscal 1996.

     For additional information concerning Jackpot's operations, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Suppliers
_________

     Jackpot purchases a variety of models and styles of gaming machines primarily from one manufacturer. Jackpot is not dependent upon this manufacturer, although it did purchase approximately 80% of its gaming machines from such manufacturer in fiscal 1996. Each gaming machine accepts only one denomination of coin and, with minor exceptions, each location will have a variety of machines requiring different denominations of coins. Gaming machines operated by Jackpot are multiple coin play. Multiple coin play allows a player to wager several coins of the same denomination on each play. Jackpot continues to test machines from various gaming machine manufacturers to determine which games and models are best suited for its customers.


Employees
_________

     As of June 30, 1996, Jackpot employed approximately 875 persons, the substantial portion of whom are non-management personnel. None of Jackpot's employees are covered by a collective bargaining agreement and Jackpot believes that it has satisfactory employee relations.

Competition
___________

    Gaming machines and gaming of all types are available in Nevada in casinos and hotel casinos, as well as in locations similar to those of Jackpot, all of which compete directly or indirectly with Jackpot. Jackpot has been and is subject to substantial direct competition for the operation of gaming machines in approved locations from numerous small gaming machine route operators and some large operators, located principally in Las Vegas, Reno and their surrounding areas.
Management believes at least one of these competitors has more gaming machines or locations than Jackpot. In addition, a limited number of these competitors manufacture gaming machines. The principal methods of competition for gaming machine locations are the lease, sublease, license or revenue sharing terms, the service provided by the route operator and the experience, reputation and financial strength of the route operator. In recent years Jackpot has faced increased competition in its gaming machine route operations, and as certain of its licenses, leases and subleases have begun to expire, it has faced strong competition from other route operators who have attempted or captured locations by offering more favorable terms to retail store owners.

Regulation and Licensing Requirements
_____________________________________

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

    Corporations that operate casinos and gaming machine routes in Nevada are required to be licensed by the Nevada Gaming Authorities. A gaming license requires the periodic payment of fees and taxes and is not transferable. The Company is registered by the Nevada Commission as a publicly traded corporation ("Registered Corporation") and as such, it is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. The Company has been found suitable by the Nevada Commission to own the stock of Cardivan, CUI, CCI, and CCCI (the "Route Subsidiaries") and Jackpot Gaming, Inc. Jackpot Gaming, Inc. is registered as a holding corporation and is approved by the Nevada Gaming Authorities to own the stock of the Owl Club, the Pony Express Casino and Debbie's (the "Casino Subsidiaries"). No person may become a stockholder of, or receive any percentage of profits from, the Route Subsidiaries, Jackpot Gaming, Inc., or the Casino Subsidiaries without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company, the Route Subsidiaries, Jackpot Gaming, Inc. and the Casino Subsidiaries have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

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

     Changes in control of the Company through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and the Nevada Commission in a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

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

Item 2.  Properties
         __________

    Jackpot's corporate headquarters are located in Las Vegas, Nevada with approximately 34,000 square feet of office, warehouse and shop space under a lease which expires in 2006, with certain options for renewal. Jackpot believes its properties are adequate and suitable for its purposes. See Note 3 of Notes to Consolidated Financial Statements for additional information as to Jackpot's properties in Battle Mountain, Nevada and Jackpot, Nevada. The following table sets forth the location, use, size, and percentage utilization of Jackpot's properties:


                                                    Approximate     Percentage
Location                         Use                    Size        Utilization
________                   ______________           ____________    ___________

OWNED PROPERTIES:

Battle Mountain, Nevada    Casino and motel
                           operations              10,000 sq. ft.       100%

LEASED PROPERTIES:

Las Vegas, Nevada          Executive offices,
                           warehouse and shop      34,000 sq. ft.        80%

Reno, Nevada               Offices and shop        10,000 sq. ft.       100%

Throughout Nevada          Gaming machine
                           operations              various sq. ft.
                                                   per location         100%

Jackpot, Nevada            Casino operations       2,600 sq. ft.        100%



Item 3.  Legal Proceedings
         _________________

     Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         ___________________________________________________

     Not applicable.

Executive Officers of the Registrant
____________________________________

     The executive officers of Jackpot are appointed by the Board of Directors for an unspecified term and can be terminated at the Board's discretion; however, Mr. Kornstein has an employment agreement with Jackpot which currently expires on September 30, 1999. The agreement is automatically extended for additional one year periods on each October 1 unless, not later than the March 31, immediately preceding each October 1, notice is given by Jackpot or Mr. Kornstein. The current executive officers of Jackpot (none of whom has a family relationship with one another), their ages and positions are as follows:

                                                            Year Became An
Name                   Age            Position              Executive Officer
________________       ___     __________________________   _________________

Don R. Kornstein       44      President, Chief Executive            1994
                               Officer and Director

George Congdon         47      Senior Vice President -               1995
                               Operations

Bob Torkar             45      Senior Vice President -
                               Finance, Treasurer and
                               Chief Accounting Officer              1991


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

     George Congdon was appointed Senior Vice President - Operations of Jackpot on May 11, 1995. From October 1990 to May 1995, Mr. Congdon held various management positions with certain of Jackpot's subsidiaries including Vice President of Route Operations and Senior Vice President of Operations. Prior to October 1990, Mr. Congdon was employed for over sixteen years in various operating positions by Bally Manufacturing, Inc. and Bally Distributing, Inc., gaming machine manufacturers and distributors.

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

                                 PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters
         _____________________________________________________________

     Jackpot's common stock, par value $.01 per share (the "Common Stock"), is listed on the New York Stock Exchange (NYSE) with the trading symbol "J". The following table sets forth the range of high and low prices for shares of the Common Stock for the fiscal quarters indicated, as furnished by the NYSE, and the per share cash dividends paid during those fiscal quarters.

                           JACKPOT COMMON STOCK
______________________________________________________________________________
                                                                   Dividends
                                        High            Low          Paid
______________________________________________________________________________
Fiscal 1995
  First Quarter                         $10.50         $ 7.88         $.08
  Second Quarter                          9.75           7.00          .08
  Third Quarter                          10.38           7.75          .08
  Fourth Quarter                         11.88           8.25          .08
______________________________________________________________________________

Fiscal 1996
  First Quarter                         $11.25         $ 9.38         $.08
  Second Quarter                         13.88          10.75          .08
  Third Quarter                          12.63          10.75          .08
  Fourth Quarter                         13.88          10.75          .08
______________________________________________________________________________

     As of September 3, 1996 there were approximately 2,300 holders of record of Common Stock. The number of holders of record of Jackpot's Common Stock on September 3, 1996 was computed by a count of record holders.

     A policy of quarterly cash dividends was adopted by Jackpot's Board of Directors in July 1987. However, there is no assurance that quarterly cash dividends, if any, will continue to be paid in the future since such cash dividends are dependent upon earnings, the financial condition of Jackpot and other factors. In each of fiscal 1995 and fiscal 1996, Jackpot paid four quarterly cash dividends of $.08 per share to its stockholders of record.

     On January 31, 1996, 1,588,076 warrants to purchase Common Stock, which had been distributed in connection with a special rights issuance on July 1, 1992, expired pursuant to their terms.

Item 6.  Selected Financial Data
          _______________________

The following information has been derived from Jackpot's consolidated financial statements:

                                          Years Ended June 30,
                        ____________________________________________________

                         1996        1995       1994        1993      1992
                        _______     _______    _______     _______   _______

                      (Dollars and shares in thousands, except per share data)
OPERATING DATA:

Total revenues          $91,108     $96,853    $98,335     $83,271   $62,723
____________________________________________________________________________
Operating income        $ 7,094(1)  $ 8,968    $ 9,409(1)  $11,251   $ 6,810
____________________________________________________________________________
Income (loss) before
  extraordinary gain    $ 5,855     $ 6,616    $(4,584)    $ 6,506   $ 2,844
____________________________________________________________________________
Net income (loss)       $ 5,855(2)  $ 6,616    $(4,584)(2) $ 6,506   $ 3,048(2)
____________________________________________________________________________
Earnings (loss) per common
and common equivalent
share (3)(4):
  Income (loss) before
    extraordinary gain  $   .63     $   .72    $  (.50)    $   .80   $   .46
  Net income (loss)     $   .63     $   .72    $  (.50)    $   .80   $   .49
____________________________________________________________________________
Earnings (loss) per common
share - assuming full
dilution (3)(5):
  Income (loss) before
    extraordinary gain  $   .63     $   .72    $  (.50)    $   .78   $   .46
  Net income (loss)     $   .63     $   .72    $  (.50)    $   .78   $   .49
____________________________________________________________________________
Dividends declared per
  share (3)             $   .32     $   .32    $   .31     $   .38   $   .27
____________________________________________________________________________
Average primary common
  equivalent shares (3)   9,307       9,235      9,211       8,532     6,400
____________________________________________________________________________
OTHER DATA:

  EBITDA (6)            $17,093     $18,125    $18,896     $19,338   $13,248
  Net cash provided by
    operating activities$12,778     $18,068    $18,367     $17,707   $10,200
  Net cash used in
    investing activities$(3,091)    $(4,330)   $(9,689)    $(8,338)  $(4,999)
  Net cash provided by
    (used in) financing
    activities          $(3,579)    $(4,365)   $(4,128)    $   890   $(2,752)
  Capital expenditures  $ 4,267     $ 4,044    $13,452(7)  $ 3,187   $ 1,983
  Amortization          $ 2,199     $ 2,880    $ 2,916     $ 2,326   $ 2,133
  Depreciation          $ 4,284     $ 5,349    $ 5,813     $ 4,922   $ 3,560
____________________________________________________________________________
BALANCE SHEET DATA(at end of period):

Working capital         $40,336     $31,640    $22,022     $28,614   $18,106(8)
____________________________________________________________________________
Total assets            $70,742     $71,959    $73,459     $76,752   $63,009
____________________________________________________________________________
Long-term debt, net of
  current portion       $           $   271    $ 1,403     $ 2,584   $   573
____________________________________________________________________________
8.75% convertible
  subordinated
  debentures            $           $          $           $         $29,921
____________________________________________________________________________
Stockholders' equity    $63,495     $60,216    $56,266     $63,361   $23,051
____________________________________________________________________________

(1) Operating income includes: in 1996, a pretax loss of $2.2 million from the write-down and sale of certain casino properties (see Note 3 of Notes to Consolidated Financial Statements); in 1994, a pretax cost of $1.3 million in connection with the severance agreement with Jackpot's former chief executive officer (see Note 9 of Notes to Consolidated Financial Statements).

(2) Net income (loss) includes: in 1996, a pretax loss of $2.2 million from the write-down and sale of certain casino properties (see Note 3 of Notes to Consolidated Financial Statements); in 1994, a pretax loss of $16.9 million ($11.0 million after tax, or $1.20 per share) for Jackpot's share of the closing costs, write-down of certain assets and operating loss in a dockside casino facility in Tunica, Mississippi (see Note 4 of Notes to Consolidated Financial Statements); and, in 1992, an extraordinary gain ($204,000 or $.03 per share) from repurchases of the 8.75% convertible subordinated debentures.

(3) All share and per share amounts have been retroactively adjusted in 1993 and 1992 for a 10% stock dividend declared July 1, 1993 and a 5% stock dividend declared July 1, 1992.

(4) Earnings per share calculations in 1993 and 1992 have been based on weighted average shares outstanding adjusted for the number of common share equivalents attributable to stock options and warrants.

(5) Earnings per share - assuming full dilution in 1993 includes the assumed conversion of the 8.75% convertible subordinated debentures. The average common and common equivalent shares outstanding assuming full dilution was
     10.0 million shares in 1993.

(6) EBITDA represents earnings before interest expense, income tax, depreciation, amortization and other non-cash items. EBITDA should not be construed as an alternative to operating income or net income
     (as determined in accordance with generally accepted accounting principles), as an indicator of the Company's operating performance, as an alternative to cash flows provided by operating activities (as determined in accordance with generally accepted accounting principles), or as a measure of liquidity. EBITDA is presented solely as a supplemental disclosure because management believes that it enhances the understanding of the financial performance of a company with substantial amortization and depreciation expense.



(7) Capital expenditures in 1994 includes purchases of $9.0 million of property in connection with a dockside casino facility in Tunica, Mississippi.

(8) Working capital at June 30, 1992 includes $5.9 million of cash equivalents and short-term investments reserved for gaming acquisitions.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
          ___________________________________________________________

Capital Resources and Liquidity
_______________________________

     Cash Flows:

     Jackpot's principal sources of cash for fiscal years ended June 30, 1996, 1995 and 1994 (referred to herein as "1996," "1995" and "1994," respectively), consisted of the cash flows from operating activities and its available cash, cash equivalents and short-term investments.

     Net cash provided by operating activities in 1996 was approximately
$12.8 million. Net cash used in investing activities in 1996 was approximately $3.1 million which included cash used of approximately $4.7 million and cash received of approximately $1.6 million. The $4.7 million of cash used included payments of approximately $4.3 million primarily for purchases of property and equipment in connection with Jackpot's gaming machine route operations. The $1.6 million of cash received from investing activities consisted primarily of aggregate proceeds from sales of other non-current assets.

     Net cash used in financing activities in 1996 was approximately $3.6 million which consisted primarily of the repayment of approximately $.9 million of long-term debt, the payment of approximately $3.0 million of dividends, net of approximately $.3 million of proceeds from the issuance of common stock upon the exercise of stock options.

     As a result of the combination of net cash provided by operating activities of approximately $12.8 million less net cash used in investing and financing activities of approximately $3.1 million and $3.6 million, respectively, cash and cash equivalents in 1996 increased approximately $6.1 million.

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

     Net cash used in financing activities in 1994 was approximately $4.1 million which resulted from the repayment of approximately $1.3 million of long-term debt, the payment of approximately $2.9 million of dividends and the payment of approximately $.6 million for other financing activities, net of approximately $.3 million of proceeds from long-term debt and $.4 million of proceeds from the issuance of common stock upon the exercise of stock options and warrants.

     As a result of the combination of net cash provided by operating activities of approximately $18.4 million less net cash used in investing and financing activities of approximately $9.7 million and $4.1 million, respectively, cash and cash equivalents in 1994 increased approximately $4.6 million.

     Liquidity:

     As described above, in 1996, Jackpot purchased approximately $4.3 million of property and equipment. Approximately $3.8 million of the $4.3 million was associated with equipment purchased for gaming locations. Management anticipates that Jackpot will purchase approximately $5.1 million of property and equipment, exclusive of business acquisitions, if any, for the fiscal year ending June 30, 1997 ("1997").

     At June 30, 1996, Jackpot had cash and cash equivalents of approximately $39.0 million, an increase of approximately $6.1 million, or 19%, from the beginning of 1996. Jackpot's working capital and current ratio were approximately $40.3 million and 11.2 to 1, respectively, at June 30, 1996, which increased from $31.6 million and 6.6 to 1, respectively, at June 30, 1995 primarily as a result of the activities described above.

     On May 24, 1995, Jackpot notified Phar-Mor, Inc. ("Phar-Mor"), a large chain store, that it was in default under the terms of certain agreements.
On July 25, 1995, Phar-Mor notified Jackpot that it disagreed with Jackpot's position and asserted that Jackpot was in default under the terms of an amended agreement. On or about March 7, 1996, Phar-Mor filed a lawsuit against Jackpot in the United States Bankruptcy Court for the Northern District of Ohio, claiming it is owed approximately $1 million under the amended agreement. Jackpot has filed an answer and counterclaim reflecting its position that under an original agreement Jackpot is owed in excess of $3 million. Jackpot, based upon discussions with counsel, does not believe it is probable that Phar-Mor will prevail in this matter. If Phar-Mor were to prevail, Jackpot could be liable for certain obligations up to $1 million. If Jackpot were to prevail, it would become an unsecured creditor of Phar-Mor in an amount in excess of $3 million. For further information concerning this matter, see Note 9 of Notes to Consolidated Financial Statements.

     Management believes Jackpot's working capital and cash provided by operations will be sufficient to enable Jackpot to meet its planned capital expenditures and other cash requirements in 1997.

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

Results of Operations
_____________________

     Since fiscal 1994, gaming machine route operations revenues have decreased approximately $6.7 million (from $90.2 million in 1994 to $83.5 million in 1996) due primarily to (i) the loss of a major retail chain store customer on June 30, 1994, (ii) the loss of a retail chain store customer due to the permanent closing of its three locations in Nevada in connection with such customer's bankruptcy reorganization plan, (iii) the loss, based on management's commitment to maintain pricing discipline, of certain non-chain locations, and (iv) a decrease in revenues at certain existing locations in 1996 due, in management's opinion, to growth in the number of casinos and other locations with gaming machines in residential areas of Nevada.

     Jackpot has a significant amount of its gaming machine route operations at retail stores which are part of a group of affiliated store chains, subject to various leases. Gaming machine route operations from two groups of affiliated store chains in 1996, 1995 and 1994 each accounted for more than 10% of Jackpot's total revenues in such years. The largest six store chains accounted for approximately 54% of Jackpot's total revenues in 1996. Leases covering the six store chains have a wide range of terms and maturities, with expiration dates extending from 1997 to 1999. The loss or nonrenewal of any of these leases could have a material adverse effect on the Company's future results of operations.

     License, lease and sublease agreements representing approximately 22% of 1996 gaming machine route operations revenues have terms expiring in fiscal 1997. Included in the 22% are three agreements, which expire on June 30, 1997, with three of Jackpot's largest six retail chain store customers representing 16% of 1996 gaming machine route operations revenues. Jackpot anticipates the renewal of these agreements will be offered on a competitive basis. While the Company intends to actively seek to renew these agreements, there is no assurance that the Company will be able to renew or extend such agreements or that these agreements will be renewed upon terms that Jackpot will find acceptable.

     The renewal or extension of agreements at existing locations have generally resulted in increased monthly fees. These contracts often require fixed periodic increases in monthly fees during the term of the contract.
With respect to the accounting treatment of fixed periodic increases in monthly fees associated with these contracts, the Company is required to average annual lease costs over the term of the contract. As a result of such accounting treatment, annual lease costs generally increase significantly in the first year of an extended contract for the respective locations covered by the contract and, thereafter, remain constant for existing locations during the term of the contract.

     Through 1995, the Company has historically been able to renew or substantially replace revenues from expiring gaming machine route agreements with revenues generated by renewal or replacement agreements. However, increased competitive pressures in connection with the renewal or replacement of agreements has, and continues to result in higher lease payments as a percentage of gaming machine route operations revenues, thereby decreasing the Company's operating margin. In order to optimize its operating performance, the Company is engaged in a continual evaluation of leases.
As a result of such evaluation, strict adherence to management's pricing guidelines and competitive pressure, certain agreements for non-chain locations were not renewed in 1996. In a potential effort to counter this trend and to possibly leverage off Jackpot's existing infrastructure, the Company's growth strategy may include the acquisition of other gaming machine route operators.

     The table below presents the changes in comparative financial data from 1994 to 1996 (dollars in thousands).


                                     Years Ended June 30,
             ___________________________________________________________________
                      1996                        1995               1994
             _________________________  _________________________  _____________
                    Percent Percent          Percent  Percent           Percent
                    of      Increase         of       Increase          of
             Amount Revenues(Decrease)Amount Revenues (Decrease) Amount Revenues
             ______ ________ ________ ______ ________ _________  ______ ________

Revenues:
  Route
  operations $83,533  91.7%  (5.0)%   $87,892  90.7    (2.5)%   $ 90,168  91.7%
  Casino
  operations   7,575   8.3  (15.5)      8,961   9.3     9.7        8,167   8.3
             _______ _____  _____     _______ _____    ____     ________ _____
      Totals  91,108 100.0   (5.9)     96,853 100.0    (1.5)      98,335 100.0
             _______ _____  _____     _______ _____    ____     ________ _____
Costs and
expenses:
  Route
  operations  64,460  70.8   (2.8)     66,342  68.5     1.0       65,656  66.8
  Casino
  operations   6,661   7.3  (15.7)      7,904   8.1    15.5        6,842   7.0
  Amortization 2,199   2.4  (23.6)      2,880   3.0    (1.2)       2,916   3.0
  Depreciation 4,284   4.7  (19.9)      5,349   5.5    (8.0)       5,813   5.9


  General
    and admin-
    istrative  4,163   4.5  (23.0)      5,410   5.6   (29.7)       7,699   7.8
  Loss from
    write-down
    and sale of
    casino
    properties 2,247   2.5
             _______ _____  _____     _______ _____   _____     ________ _____
      Totals  84,014  92.2   (4.4)     87,885  90.7    (1.2)      88,926  90.5
             _______ _____  _____     _______ _____   _____     ________ _____
Operating
  income       7,094   7.8  (20.9)      8,968   9.3    (4.7)       9,409   9.5

Other income
  (expense),
  net          1,516   1.7   67.1         907    .9   105.5      (16,461)(16.7)
             _______ _____  _____     _______ _____   _____     ________ _____
Income
  (loss)
  before
  income
  tax          8,610   9.5  (12.8)      9,875  10.2   240.0       (7,052) (7.2)
Provision
  (credit)
  for income
  tax          2,755   3.1  (15.5)      3,259   3.4   232.0       (2,468) (2.5)
             _______ _____  _____     _______ _____   _____     ________ _____
Net income
  (loss)     $ 5,855   6.4% (11.5)%   $ 6,616   6.8%  244.3%    $ (4,584) (4.7)%
             =======  ====  =====     ======= =====   =====     ========  =====

    Revenues generated from gaming machine route operations are attributable to fixed payment leases and revenue sharing contracts. The amount of revenues attributable to fixed payment leases and revenue sharing contracts in 1996, 1995 and 1994 are summarized below (dollars in thousands):


                           1996                   1995              1994
                    ____________________  __________________ __________________
                              Percent             Percent            Percent
                              of route            of route           of route
                              operations          operations         operations
                    Amount    revenues    Amount  revenues   Amount  revenues
                    _______   __________  _______ __________ _______ __________

Route operations:
  Fixed payment
  leases             $53,258     63.8%     $54,386   61.9%    $59,424   65.9%
  Revenue sharing
  contracts           30,275     36.2       33,506   38.1      30,744   34.1
                     _______    _____      _______  _____     _______  _____
                     $83,533    100.0%     $87,892  100.0%    $90,168  100.0%
                     =======    =====      =======  =====     =======  =====

1996 compared to 1995
_____________________

     General:

     On August 13, 1996, Jackpot's Board of Directors approved a plan to dispose of Jackpot Owl, Inc. (the "Owl Club") and Jackpot's Highway 93 Casino, Inc. (the "Pony Express Casino"), Jackpot's two remaining casinos, as part of its strategy to exit its casino operations. This decision was reached after considering that these casino operations generated unacceptably low returns on capital, possessed limited growth prospects and commanded a disproportionately high amount of management time.

     Prior to the Board's approval to dispose of Jackpot's two remaining casinos, Jackpot sold its interest in Jackpot City, Inc. (the "Nugget"), a casino operation located in Reno, Nevada, effective June 30, 1996.
As a result of Jackpot's decision to dispose of its remaining casinos and the sale of the Nugget, a charge of approximately $2.2 million was recorded in the fourth quarter of 1996. The charge consisted primarily of the write-down of the carrying amount of certain long-lived assets of the Owl Club to fair value. Principally, as a result of this charge, net income in 1996 decreased 11.5%, from $6.6 million in 1995 to $5.9 million in 1996.

     Revenues:

     Total revenues in 1996 decreased approximately $5.8 million, from $96.9 million in 1995 to $91.1 million in 1996. The decrease in total revenues of $5.8 million was the net result of a decrease of $4.4 million (from $87.9 million in 1995 to $83.5 million in 1996) in gaming machine route operations revenues and a decrease of $1.4 million (from $9.0 million in 1995 to $7.6 million in 1996) in casino operations revenues.

    The decrease in gaming machine route operations revenues of $4.4 million was due primarily to the closing or loss, based on management's commitment to maintain pricing discipline, of certain non-chain locations and to the loss of the Company's right to operate at all three Phar-Mor locations in Nevada due to the permanent closing by Phar-Mor of such locations in connection with Phar-Mor's bankruptcy reorganization plan. The decrease in gaming machine route operations revenues resulted from a combination of additional revenues generated from new locations, net of lost revenues from terminated locations and a decrease in revenues at existing locations. In 1996, new locations generated revenues of approximately $4.4 million. Terminated locations had generated revenues of $6.7 million in 1995, while revenues at existing locations decreased $2.1 million in 1996.

     As described previously, a significant amount of Jackpot's gaming machine route operations revenues is derived from six retail chain store customers pursuant to license, lease or sublease agreements. As of June 30, 1996, such agreements involved the operation of 1,692 machines in 105 locations.

     The decrease in casino operations revenues in 1996 of approximately $1.4 million was due principally to the decline in revenues generated at the Debbie Reynolds' Hotel and Casino. Such decline was due to the ceasing of Jackpot's casino operations at the location, effective March 31, 1996 and to a decrease in revenues in the nine months ended March 31, 1996. The Company, through its operating subsidiary Debbie's Casino, Inc. ("Debbie's"), had operated approximately 175 gaming machines at this location.

     Costs and expenses:

     Route operations expenses in 1996 decreased approximately $1.9 million (from $66.3 million in 1995 to $64.4 million in 1996) and, as a percentage of route operations revenues, route operations expenses increased to 77.2% in 1996 from 75.5% in 1995. The decrease of $1.9 million in 1996 over 1995 was attributable to decreases of $.8 million in location rent expense, $.2 million in payroll costs, $.4 million in workers' compensation costs and $.5 million in other route operations expenses. Route operations expenses in 1996 increased as a percentage of route operations revenues primarily because of the loss of the right to operate at the Phar-Mor locations, with which route operations expenses were lower as a percentage of route operations revenues than Jackpot's overall percentage, from the decrease in revenues at existing fixed payment lease locations and from the increase in location rent expense, as a percentage of route operations revenues, attributable to revenue sharing contracts. In general, the costs associated with revenues generated at new locations have been greater as a percentage of revenues than have the costs associated with the lost revenues.

     Casino operations expenses in 1996 decreased approximately $1.2 million (from $7.9 million in 1995 to $6.7 million in 1996) and, as a percentage of casino operations revenues, casino operations expenses decreased to 87.9% in 1996 from 88.2% in 1995 due primarily to the closing in February 1995 of operations of Water Street Casino, Inc. dba the Post Office Casino (the "Post Office Casino"). With respect to casino operations expenses, 1995 included approximately $.9 million of costs and expenses incurred by the Post Office Casino.

     Amortization expense decreased approximately $.7 million in 1996 (from $2.9 million in 1995 to $2.2 million in 1996). The decrease in amortization expense in 1996 was primarily attributable to the decrease in amortization expense related to the three Phar-Mor locations. As a result of the permanent closing of Phar-Mor's three locations in Nevada, Jackpot wrote off all remaining lease acquisition costs related to Phar-Mor in the three months ended June 30, 1995.

     Depreciation expense in 1996 decreased approximately $1.1 million (from $5.4 million in 1995 to $4.3 million in 1996). The decrease in depreciation expense in 1996 was primarily attributable to gaming machines acquired in connection with the purchase of a gaming machine route business in 1992, which had become fully depreciated in the three months ended September 30, 1995.

     General and administrative expenses in 1996 decreased approximately $1.2 million (from $5.4 million in 1995 to $4.2 million in 1996) primarily as a result of decreases in payroll and other compensation related costs in connection with a reduction in personnel.

     Operating income decreased approximately $1.9 million in 1996 (from $9.0 million in 1995 to $7.1 million in 1996). The decrease in operating income of $1.9 million was due primarily to the loss from the write-down and sale of casino properties of approximately $2.2 million as previously described.

     Other income (expense):

     Other income in 1996 increased approximately $.6 million (from $.9 million in 1995 to $1.5 million in 1996) primarily from the increase in the net gain on sales of certain non-operating assets and from the increase in interest income as a result of the increase in available cash and cash equivalents.

     Other:

     The effective tax rate in 1996 was approximately 32%, which was slightly lower than the 33% rate in 1995 primarily because of the increase in tax benefits from tax-exempt interest income in 1996. Earnings per common share in 1996 was $.63 compared to earnings per share of $.72 in 1995.

1995 compared to 1994
_____________________

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

     As described previously, a significant amount of Jackpot's gaming machine route revenues is derived from six retail chain store customers pursuant to license, lease or sublease agreements. As of June 30, 1995, such agreements involved the operation of 1,615 machines in 100 locations.

     The increase in casino operations revenues in 1995 of approximately $.8 million was primarily due to the commencement in January 1995 of operations of the Pony Express Casino.

     Costs and expenses:

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

     Casino operations expenses in 1995 increased approximately $1.1 million (from $6.8 million in 1994 to $7.9 million in 1995) and, as a percentage of casino operations revenues, casino operations expenses increased to 88.2% in 1995 from 83.8% in 1994 due to the lower than expected revenues of the Post Office Casino, which commenced operations in July 1994. As a result of the continuation of the poor operating performance of the Post Office Casino, which generated an operating loss of approximately $.4 million in 1995 including a one-time charge of approximately $.2 million in connection with the reduction in the size of gaming operations at the location from 175 gaming machines to 70 gaming machines and the change in operations from a casino location to a gaming machine route location, Jackpot terminated the operating agreement and sublease with the lessor and ceased operations at the Post Office Casino in February 1995.

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

     Other income (expense):

     With respect to other non-operating income and expense, 1994 included a pretax loss of approximately $16.9 million for Jackpot's share of closing costs, write-down of certain assets and the operating loss of the Tunica Facility.

     Other:

     The effective tax rate was approximately 33% in 1995, which was lower than the 35% rate in 1994 primarily because of the tax benefits from tax-exempt interest income. Earnings per common share in 1995 was $.72 compared to the loss per common share in 1994 of $.50 per share.

Item 8.  Financial Statements and Supplementary Data
         ___________________________________________

         The Financial Statements and Supplementary Data required by this
Item 8 are set forth as indicated in Item 14(a)(1).

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure
         ________________________________________________

         Not applicable.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
         __________________________________________________

Item 11. Executive Compensation
         ______________________

Item 12. Security Ownership of Certain Beneficial Owners and Management
         ______________________________________________________________

Item 13. Certain Relationships and Related Transactions
         ______________________________________________

         The information required by items 10, 11, 12 and 13 are incorporated by reference from the 1996 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this report.

                                   PART IV

Item 14.             Exhibits, Financial Statement Schedules, and Reports
                     on Form 8-K
                     ____________________________________________________

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

   (b)               Reports on Form 8-K

                     During the last quarter of the fiscal year ended June 30, 1996, Jackpot filed no reports on Form 8-K.

   (c)        Exhibits

      3(i)    Articles of Incorporation of the Registrant, as amended (C)
      3(ii)   By-laws of the Registrant, as amended (C)
      3(iii)  Form of Amendment to Articles of Incorporation of Registrant (L)
      4.1     Form of Amended and Restated Warrant agreement between the
              Registrant and Continental Stock Transfer & Trust Company, including form of Warrant (I)
      4.2     Stockholder Rights Agreement dated as of July 11, 1994
              between the Registrant and Continental Stock Transfer &
              Trust Company, as Rights Agent (M)
     10.1     Employment and consulting agreement with Neil Rosenstein
              (B), as amended (E), and as further amended (F)(R)
     10.2     License agreements with Albertson's, Inc. (A)(J)
     10.3     Agreement with K Mart Corporation, as revised on November
              1, 1990 (E)
     10.4     License agreement with Longs Drug Stores California, Inc. (A)
     10.5     License agreements with Lucky Stores, Inc., as revised on
              October 31, 1991 (F)
     10.6     License agreements with American Drug Stores, Inc.,
              formerly Osco Drug, Inc., as revised on October 31, 1991 (F)
     10.7     License agreement with Pay Less Drug Stores Northwest,
              Inc., as revised on April 14, 1992 (F)
     10.8     License agreement with Safeway Stores, Inc. (A)
     10.9     Agreement with Warehouse Markets (A)
     10.10    1990 Incentive and Nonqualified Stock Option Plan (D)(R)
     10.11    Employment Agreement with Frederick Sandvick (E)(R)
     10.12    Indemnification Agreement (Sample) (E)
     10.13    Salary Continuation Plan for Executives (E)(R)
     10.14    Form of Retirement Plan for Directors (F)
     10.15    Amendment No. 2 to Employment Agreement with Neil
              Rosenstein (E)(R)
     10.16    1992 Incentive and Non-qualified Stock Option Plan (G)(R)
     10.17    Employment Agreement with John F. O'Reilly (J)(R)
     10.18    Employment Agreement with Jeffrey L. Gilbert (H)(R)
     10.19    Form of First Amendment to Retirement Plan for Directors (K)
     10.20    Settlement Agreement with John F. O'Reilly (N)
     10.21    Employment Agreement dated as of September 8, 1994 with Don
              R. Kornstein (O)(R)
     10.22    Settlement Agreement by and among Winners Entertainment,
              Inc. (formerly Excalibur Holding Corporation), Mountaineer
              Park, Inc. and Jackpot Enterprises, Inc. (P)
     11.1     Computation of Earnings (Loss) per Common Share (Q)
     22.1     List of Registrant's subsidiaries (Q)
     23.1     Consent of Deloitte & Touche LLP (Q)
     25.1     Statement of Eligibility and Qualification of Bankers Trust
              Company as Trustee on Form T.1 (A)
     27.1     Financial Data Schedule (EDGAR version only)

              (A) Incorporated by reference to Registrant's Registration
                  Statement on Form S-2 dated May 4, 1989 (Registration No. 33-27614).

              (B) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended June 30, 1988.

              (C) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended June 30, 1989.

              (D) Incorporated by reference to Registrant's Registration
                  Statement on Form S-3 dated December 12, 1990 (Registration No. 33-38210).

              (E) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended June 30, 1991.

              (F) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended June 30, 1992.

              (G) Incorporated by reference to Registrant's 1992 Proxy
                  Statement.

              (H) Incorporated by reference to Registrant's Form 10-Q for the quarter ended March 31, 1993.

              (I) Incorporated by reference to Registrant's Registration
                  Statement on Form S-3 dated July 8, 1993 (Registration No. 33-61624).

              (J) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended June 30, 1993.

              (K) Incorporated by reference to Registrant's Form 10-Q for the quarter ended September 30, 1993.

              (L) Incorporated by reference to Registrant's 1993 Proxy
                  Statement.

              (M) Incorporated by reference to Registrant's Form 8-A dated
                  July 12, 1994.

              (N) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended June 30, 1994.

              (O) Incorporated by reference to Registrant's Form 10-Q for the quarter ended September 30, 1994.

              (P) Incorporated by reference to Registrant's Form 10-Q for the quarter ended March 31, 1995.

              (Q) Included herein.

              (R) Management contract or compensatory plan or arrangement which is separately identified in accordance with Item 14(a)(3) of Form 10-K.

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



Dated:  September 25, 1996                    JACKPOT ENTERPRISES, INC.
                                                    (Registrant)


                                              By:  /s/Don R. Kornstein
                                                   ______________________
                                                   Don R. Kornstein
                                                   President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                         Title                        Date
_________                         _____                        ____

/s/Don R. Kornstein
__________________________  President, Chief Executive
Don R. Kornstein            Officer and Director             September 25, 1996
                            (Principal Executive Officer)

/s/ Bob Torkar
__________________________  Senior Vice President-Finance,   September 25, 1996
Bob Torkar                  Treasurer and Chief Accounting
                            Officer (Principal Financial and
                            Accounting Officer)

/s/ Allan R. Tessler
__________________________  Chairman of the Board            September 25, 1996
Allan R. Tessler

/s/ David R. Markin
__________________________  Director                         September 25, 1996
David R. Markin


/s/ Robert L. McDonald, Sr.
___________________________ Director                         September 25, 1996
Robert L. McDonald, Sr.

JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                    INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA
                             AND FINANCIAL STATEMENT SCHEDULES
                                      [ITEMS 8 AND 14(a)]



(1)  FINANCIAL STATEMENTS:

     Independent Auditors' Report

     Consolidated Balance Sheets
       June 30, 1996 and 1995

     Consolidated Statements of Operations
       Years Ended June 30, 1996, 1995 and 1994

     Consolidated Statements of Stockholders' Equity
       Years Ended June 30, 1996, 1995 and 1994

     Consolidated Statements of Cash Flows
       Years Ended June 30, 1996, 1995 and 1994

     Notes to Consolidated Financial Statements

(2)  SUPPLEMENTARY DATA:

     Quarterly Financial Information
       Years Ended June 30, 1996 and 1995

(3)  FINANCIAL STATEMENT SCHEDULES

     Financial Statement Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.


INDEPENDENT AUDITORS' REPORT

Jackpot Enterprises, Inc.:

We have audited the accompanying consolidated balance sheets of Jackpot Enterprises, Inc. and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Jackpot Enterprises, Inc. and subsidiaries at June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Las Vegas, Nevada
August 9, 1996

                JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS - JUNE 30, 1996 AND 1995
                           (Dollars in thousands)


                ASSETS                           1996         1995
                ______                         ________     ________

Current assets:
  Cash and cash equivalents                    $ 39,024     $ 32,916
  Prepaid expenses                                1,740        1,703
  Other current assets                            3,515        2,637
                                               ________     ________
    Total current assets                         44,279       37,256
                                               ________     ________
Property and equipment, at cost:
  Land and buildings                              1,535        2,656
  Gaming equipment                               27,839       26,676
  Other equipment                                 4,282        4,328
  Leasehold improvements                            336          713
                                               ________     ________
                                                 33,992       34,373
  Less accumulated depreciation                 (20,697)     (19,322)
                                               ________     ________
                                                 13,295       15,051
Lease acquisition costs and other
  intangible assets, net of
  accumulated amortization of
  $5,142 and $6,061                               4,749        7,292

Goodwill, net of accumulated
  amortization of $2,382 and
  $2,341                                          4,240        5,289

Lease and other security deposits                 3,436        3,490

Other non-current assets                            743        3,581
                                               ________     ________
    Total assets                               $ 70,742     $ 71,959
                                               ========     ========







See Notes to Consolidated Financial Statements.

                JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS - JUNE 30, 1996 AND 1995
                 (Dollars in thousands, except share data)
                               (Concluded)


LIABILITIES AND STOCKHOLDERS' EQUITY            1996          1995
____________________________________           _______      _______

Current liabilities:
  Current portion of long-term debt                         $   678
  Accounts payable                             $   504          566
  Other current liabilities                      3,439        4,372
                                               _______      _______

    Total current liabilities                    3,943        5,616

Long-term debt, less current portion                            271
Deferred rent                                    3,025        3,506
Accrued pension and other liabilities              279        2,350
                                               _______      _______
    Total liabilities                            7,247       11,743
                                               _______      _______
Commitments and contingencies

Stockholders' equity:
  Preferred stock - authorized
    1,000,000 shares of $1 par value;
    none issued
  Common stock - authorized
    30,000,000 shares of $.01 par
    value; 9,631,278 and 9,595,388
    shares issued                                   96           96
  Additional paid-in capital                    64,129       63,935
  Retained earnings (accumulated deficit)        2,905         (180)
  Less 293,748 and 293,741 shares of
    common stock in treasury, at cost           (3,635)      (3,635)
                                               _______      _______
    Total stockholders' equity                  63,495       60,216
                                               _______      _______
    Total liabilities and
      stockholders' equity                     $70,742      $71,959
                                               =======      =======




See Notes to Consolidated Financial Statements.

                JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED JUNE 30, 1996, 1995 AND 1994
                (Dollars in thousands, except per share data)



                                            1996      1995      1994
                                          _______   _______   ________
Revenues:
  Route operations                        $83,533   $87,892   $ 90,168
  Casino operations                         7,575     8,961      8,167
                                          _______   _______   ________
      Totals                               91,108    96,853     98,335
                                          _______   _______   ________
Costs and expenses:
  Route operations                         64,460    66,342     65,656
  Casino operations                         6,661     7,904      6,842
  Amortization                              2,199     2,880      2,916
  Depreciation                              4,284     5,349      5,813
  General and administrative                4,163     5,410      7,699
  Loss from write-down and sale
    of casino properties                    2,247
                                          _______   _______   ________
      Totals                               84,014    87,885     88,926
                                          _______   _______   ________
Operating income                            7,094     8,968      9,409
                                          _______   _______   ________
Other income (expense):
  Interest and other income                 1,538     1,053        758
  Interest expense                            (22)     (146)      (329)
  Equity investment:
    Loss from operations of
      equity investee                                           (3,647)
    Loss from write-down of property
      and provision for closing costs                          (13,243)
                                          _______   _______   ________
      Totals                                1,516       907    (16,461)
                                          _______   _______   ________
Income (loss) before income tax             8,610     9,875     (7,052)
                                          _______   _______   ________
Provision (credit) for
  Federal income tax:
    Current                                 2,421      (588)     3,202
    Deferred                                  334     3,847     (5,670)
                                          _______   _______   ________
      Totals                                2,755     3,259     (2,468)
                                          _______   _______   ________

Net income (loss)                         $ 5,855   $ 6,616   $ (4,584)
                                          =======   =======   ========
Earnings (loss) per common share          $   .63   $   .72   $   (.50)
                                          =======   =======   ========

See Notes to Consolidated Financial Statements.

                JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED JUNE 30, 1996, 1995 AND 1994
           (Dollars and shares in thousands, except per share data)

                                         Retained
                             Additional  Earnings      Treasury       Total
               Common Stock   Paid-In    (Accumulated    Stock     Stockholders'
              ______________                         _____________
              Shares  Amount  Capital     Deficit)   Shares Amount    Equity
              ______  ______ __________  ___________ ______ ______ ____________
Balance
July 1,
1993          9,247    $92    $64,258     $    -      (66)  $  (989)  $63,361

Tax
benefit
from stock
options                           147                                     147
Cash
dividends
($.31
per
share)                           (668)     (2,212)                     (2,880)
Issuance and
receipt of
shares on
exercise
of stock
options          89      1        970                 (49)     (752)      219
Issuance of
shares on
exercise of
warrants          9               137                                     137
Receipt of
shares in
connection
with legal
settlement                                            (10)     (134)     (134)
Net loss                                   (4,584)                     (4,584)
              _____    ___    _______     _______    ____   _______   _______
Balance June
30, 1994      9,345     93     64,844      (6,796)   (125)   (1,875)   56,266

Tax benefit
from stock
options                           277                                     277
Cash
dividends
($.32 per
share)                         (2,950)                                 (2,950)
Issuance and
receipt of
shares on
exercise of
stock options   250      3      1,764                (169)   (1,760)        7
Net income                                  6,616                       6,616
              _____    ___    _______     _______    ____   _______   _______

Balance June
30, 1995      9,595     96     63,935        (180)   (294)   (3,635)   60,216

Tax benefit
from stock
options                            54                                      54
Cash dividends
($.32 per
share)                           (201)     (2,770)                     (2,971)
Issuance of
shares on
exercise of
stock options    36               341                                     341
Net income                                  5,855                       5,855
              _____    ___    _______     _______    ____   _______   _______
Balance June
30, 1996      9,631    $96    $64,129     $ 2,905    (294)  $(3,635)  $63,495
              =====    ===    =======     =======    ====   =======   =======

See Notes to Consolidated Financial Statements.

                JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED JUNE 30, 1996, 1995 AND 1994
                            (Dollars in thousands)

                                                     1996       1995     1994

                                                   _______   _______   _______
Operating activities:
  Net income (loss)                                $ 5,855   $ 6,616   $(4,584)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating
    activities:
      Depreciation and amortization                  6,483     8,229     8,729
      Deferred Federal income tax                      334     3,847    (5,670)
      Loss from operations of equity investee                            3,647
      Write-down of properties and provision
        for closing costs                            2,247              13,243
      Other, net                                      (393)     (410)      571
      Increase (decrease) from changes in:
        Prepaid expenses and other current
          assets                                       200      (384)      339
        Other non-current assets                        69       108       516
        Accounts payable and other current
          liabilities                                 (860)   (1,269)      513
        Deferred rent and other liabilities           (683)    1,331     1,063
        Assets and liabilities of sold
          subsidiary, net                             (474)
                                                   _______   _______   _______

          Net cash provided by operating
            activities                              12,778    18,068    18,367
                                                   _______   _______   _______
Investing activities:
  Proceeds from sales of short-term
    investments, net                                             509    11,892
  Proceeds from sales of equipment and other
    non-current assets                               1,390     1,053       465
  Purchases of property and equipment               (4,267)   (4,044)  (13,452)
  Increase in lease acquisition costs and
    other intangible assets                           (433)     (501)   (2,721)
  Lease and other security deposits                               27    (2,156)
  Advances to equity investee                                 (1,498)   (3,425)
  Other, net                                           219       124      (292)
                                                   _______   _______   _______
          Net cash used in investing activities     (3,091)   (4,330)   (9,689)
                                                   _______   _______   _______

Financing activities:
  Repayments of long-term debt                        (949)   (1,422)   (1,305)
  Proceeds from long-term debt                                             275
  Proceeds from issuance of common stock               341         7       356
  Dividends paid                                    (2,971)   (2,950)   (2,880)
  Other                                                                   (574)
                                                   _______   _______   _______
          Net cash used in financing activities     (3,579)   (4,365)   (4,128)

Net increase in cash and cash equivalents            6,108     9,373     4,550
Cash and cash equivalents at beginning of year      32,916    23,543    18,993
                                                   _______   _______   _______
Cash and cash equivalents at end of year           $39,024   $32,916   $23,543
                                                   =======   =======   =======
Supplemental disclosures of cash flow data:
  Cash paid during the year for:
    Interest                                       $    22   $   146   $   329
    Federal income tax                             $ 1,800             $ 2,900

Non-cash investing and financing activities:
  Common stock surrendered on exercise of
    stock options                                            $ 1,760   $   752
  Tax benefit from exercise of stock options       $    54   $   277   $   147
  Reduction of debt upon sale of other
    non-current asset                                        $   479

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

  Business:
    Jackpot, which was organized in 1980, conducts business in the gaming industry and generates revenues from gaming machine route operations and casino operations (see Note 3). Gaming machine route operations involve the installation, operation and service of gaming machines owned by Jackpot that are located in licensed, leased or subleased space in retail stores (supermarkets, drug stores, merchandise stores and convenience stores), bars and restaurants throughout Nevada.

  Cash equivalents:
    Cash equivalents are liquid investments with a maturity of three months or less when acquired and are considered cash equivalents for purposes of the consolidated statements of cash flows. Cash equivalents are stated at cost which approximates fair value due to their short maturity.

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

      Buildings                  30 to 40 years
      Gaming equipment            4 to  7 years
      Other equipment             3 to  7 years
      Leasehold improvements      1 to 12 years

  Lease acquisition costs and other intangible assets:
    Significant incremental costs associated with the acquisition of location leases are capitalized. Incremental costs capitalized and amounts allocated to lease acquisition costs are amortized on a straight-line basis over the term of the related leases, including expected renewals, which range from 1 to 12 years. Lease acquisition costs and other intangible assets include lease acquisition costs, net of accumulated amortization, of $3,934,000 and $5,968,000 as of June 30, 1996 and 1995.

  Goodwill:
    Goodwill represents the excess of the costs of acquired businesses over the fair value of their net assets when acquired and is amortized on a straight-line basis over a period of 40 years.

  Income tax:
    A deferred tax liability or asset is recognized at each balance sheet date that represents the amount of tax expected to be payable or refundable in future years as a result of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts, using current tax rates and laws. The deferred portion of the tax provision or benefit is the result of changes in the net deferred tax asset or liability for the period.

  Earnings (loss) per common share:
    Earnings (loss) per common share are computed by dividing net income
    (loss) by the weighted average number of common shares outstanding. Stock options and warrants have been excluded from the computations in 1996 and 1995 because they had no effect on earnings per common share. The weighted average number of common shares outstanding was 9,307,000, 9,235,000 and 9,211,000 in 1996, 1995 and 1994 .


Note  2 - Cash and cash equivalents:
    Cash equivalents are comprised primarily of marketable municipal bonds and money market accounts. Cash and cash equivalents include cash equivalents of $29,716,000 and $23,707,000 at June 30, 1996 and 1995.

Note  3 - Casino operations:
    On August 13, 1996, Jackpot's Board of Directors approved a plan to dispose of Jackpot Owl, Inc. (the "Owl Club") and Jackpot's Highway
    93 Casino, Inc. (the "Pony Express Casino"), Jackpot's two remaining casinos, as part of Jackpot's strategy to exit its casino operations. This decision was reached after considering that these casino operations generated unacceptably low returns on capital, possessed limited growth prospects and commanded a disproportionately high amount of management time. Jackpot intends to dispose of these properties as soon as is practical, subject to market conditions.

    The Owl Club, as of June 30, 1996, operated 89 gaming machines and two live table games in Battle Mountain, Nevada. The Owl Club also has a beverage operation incident to the conduct of gaming activities, a restaurant operation and an eighteen room motel. Jackpot owns the land and buildings used in the Owl Club's casino and motel operations. Jackpot manages the operations of the Pony Express Casino in Jackpot, Nevada under a five-year space lease agreement, which Jackpot may cancel upon ninety days written notice to the lessor. As of June 30, 1996, Jackpot operated 94 gaming machines at this location.

    Prior to the Board's approval to dispose of Jackpot's remaining two casinos, Jackpot sold its 88.9% interest in Jackpot City, Inc.
    (the "Nugget"), a casino operation located in Reno, Nevada, effective June 30, 1996. As a result of Jackpot's decision to dispose of its two remaining casinos and the sale of the Nugget, a charge of $2,247,000 was recorded in the fourth quarter of fiscal 1996, which consisted primarily of the write-down to fair value of $1,978,000 for certain long-lived assets of the Owl Club, including the remaining carrying value of $858,000 for goodwill. As of June
    30, 1996, the carrying value of assets to be disposed of associated with the Owl Club and the Pony Express Casino was approximately $1,700,000. The results of operations of the Owl Club and the Pony Express Casino were not material in 1996, 1995 and 1994.

Note  4 - Other transactions:
  South Dakota:
    As a result of continuous evaluation of market and gaming conditions in Deadwood, South Dakota, management determined in the third quarter of fiscal 1995 that the value of Jackpot's investments in its South Dakota properties had been further impaired. Accordingly, Jackpot wrote down its assets by $800,000 in the third quarter of fiscal 1995. On June 30, 1995 Jackpot permanently closed all operations in South Dakota. During fiscal 1996, Jackpot sold its remaining assets in South Dakota for approximately $785,000 which approximated the carrying value of such assets.

  Tunica, Mississippi dockside gaming facility:
    In September 1993, Jackpot entered into an agreement with President whereby Jackpot agreed to provide the necessary improvements to a site leased by Jackpot in Tunica, Mississippi and President agreed to provide to Jackpot the use of a riverboat, fully converted to a gaming configuration, and a floating restaurant with meeting facilities for the Tunica Facility. The Tunica Facility, which commenced operations in December 1993, permanently closed on July 8, 1994. As a result of the permanent closure of the Tunica Facility, Jackpot recorded a charge of $13,243,000 in the fourth quarter of fiscal 1994, which included the write down to estimated recoverable value of $11,371,000 for the remaining carrying value of its assets associated with the Tunica Facility and the provision of $1,872,000 for closing costs.

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

    In the third quarter of fiscal 1995, Jackpot sold certain assets associated with the Tunica Facility. The gain from the sale of such assets, net of the write-down of the South Dakota properties described above was $75,000 and is included in fiscal 1995 under the caption "interest and other income" in the accompanying consolidated statements of operations.

Note  5 - Other current liabilities:
    Other current liabilities consist of the following (dollars in thousands):

                                                      June 30,
                                                 ________________
                                                  1996      1995
                                                 ______    ______

        Accrued employee benefits                $1,733    $2,340
        Accrued professional fees                   244       276
        Accrued progressive jackpots                454       434
        Outstanding token liability                  94       318
        Other                                       914     1,004
                                                 ______    ______
          Totals                                 $3,439    $4,372
                                                 ======    ======

Note  6 - Long-term debt:
    Long-term debt was comprised of the following (dollars in thousands):

                                                      June 30,
                                                 ________________
                                                  1996     1995
                                                 ______    ______
      Amounts payable in forty monthly
        installments of $126 to
        International Game Technology from
        August 1992 through December 1995,
        net of unamortized discount (computed
        at 8.5% interest rate) of $16 at
        June 30, 1995                            $         $  661
      Other                                                   288
                                                 ______    ______
         Totals                                               949
      Less current portion                                    678
                                                 ______    ______
      Non-current portion                        $         $  271
                                                 ======    ======

Note  7 - Stockholders' equity:
  Authorized common stock:
    On January 6, 1994, Jackpot's stockholders approved an increase in the number of authorized shares of common stock from 15,000,000 to 30,000,000.

  Shares reserved for issuance:
    Shares of common stock were reserved for the exercise of the following (shares in thousands):

                                                     June 30,
                                                 ______________
                                                  1996     1995
                                                 _____     _____
        Nonqualified and incentive
           stock option plans:
             Outstanding                         1,670     1,669
             Available for grant                 1,074     1,130
        Other nonqualified stock options           429       429
        Warrants                                           1,747
                                                 _____     _____
             Totals                              3,173     4,975
                                                 =====     =====

  Stock option plans:
    On December 7, 1990, Jackpot's stockholders approved the 1990 Incentive and Nonqualified Stock Option Plan (the "1990 Plan"), which became retroactively effective on June 27, 1990. Under the 1990 Plan, Jackpot's Board of Directors (the "Board") may grant "incentive" or "nonqualified" stock options up to 929,846 shares of Jackpot's common stock (the "Common Stock"). On September 30, 1992, the Board adopted the 1992 Incentive and Non-qualified Stock Option Plan (the "1992 Plan") which was approved by Jackpot's stockholders on January 12, 1993. The 1992 Plan is administered by a committee of the Board (the "Committee"). On August 17, 1994, the Board adopted certain amendments (the "Amendments") to the 1992 Plan which were approved by Jackpot's stockholders on January 10, 1995. The Amendments increased the number of shares of Common Stock authorized for issuance pursuant to the 1992 Plan from 1,045,000 shares to 2,545,000.

    The 1990 Plan provides that the Board may grant options with an exercise period of up to ten years from date of grant to directors, officers and other employees who own less than 10% and five years from date of grant to directors, officers and other employees who own more than 10% of Common Stock. The 1992 Plan provides that the Committee may grant nonqualified stock options with an exercise period of up to ten years from date of grant. Incentive stock options may be granted with an exercise period of up to ten years from date of grant to officers and other employees who own less than 10% of the Common Stock and five years to officers and other employees who own more than 10% of the Common Stock. Under both the 1990 Plan and 1992 Plan, incentive stock options may not be granted at an exercise price less than 100% of the fair market value of the Common Stock at the time the option is granted to an individual who owns less than 10% of the Common Stock and 110% of the fair market value to an individual who owns more than 10% of the Common Stock. Nonqualified stock options may not be granted at an exercise price less than 50% of the fair market value of the Common Stock at the time the option is granted.

    The 1992 Plan provides that each individual who is a member of the Board on June 30 of any year, including any future director on any such date, will automatically be granted nonqualified stock options to purchase 27,500 shares of Common Stock on each such June 30. The option price for each June 30 grant will be 100% of the fair market value of the Common Stock on the following September 30. Each option granted to a director will become exercisable after September
    30 of each year, and expire five years from the date of grant. The exercise price of the June 30, 1996 option grants will be determined September 30, 1996, at which time the options become exercisable.
    At June 30, 1996, options granted to Jackpot's directors to purchase an aggregate of 467,500 shares of Common Stock were outstanding, of which 357,500 were exercisable.

    The 1990 Plan and 1992 Plan terminate on the earlier of (i) when all shares subject to the 1990 Plan and 1992 Plan have been issued pursuant to the exercise of options granted under the 1990 Plan and 1992 Plan and (ii) June 26, 2000 and September 30, 2002, respectively, or on such earlier date as the Board or the Committee may determine. Any option outstanding at the respective Plan termination date remains outstanding until it has either expired or has been exercised.

    Changes in options outstanding under the stock option plans are summarized below (shares in thousands):



                                          Number of Shares         Per Share
                                       Incentive   Nonqualified  Exercise Price
                                       _________   ____________  _______________

    Outstanding at July 1, 1993         41            958       $ 5.79 to $15.05
      Automatic grant to directors                     82       $ 9.50
      Other grants                                    368       $11.63 to $20.88
      Exercised                         (4)           (17)      $ 9.61
      Canceled                          (4)           (55)      $15.05 to $15.88
                                       ___          _____
    Outstanding at June 30, 1994        33          1,336       $ 5.79 to $20.88
      Automatic grant to directors                    110       $10.75
      Other grants                                    872       $ 8.50 to $ 9.25
      Exercised                                      (155)      $ 6.10 to $ 8.50
      Canceled                          (2)          (525)      $ 5.79 to $20.88
                                       ___          _____
    Outstanding at June 30, 1995        31          1,638       $ 6.10 to $20.88
      Automatic grant to directors                    110       (A)
      Exercised                         (4)           (36)      $ 6.10 to $11.63
      Canceled                         (18)           (51)      $ 6.10 to $11.63
                                       ---          _____
    Outstanding at June 30, 1996         9          1,661       $ 6.10 to $20.88
      (1,032 shares exercisable)       ===          =====


    (A)  To be determined on September 30, 1996.

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

    Changes in other nonqualified stock options are summarized below (shares in thousands):

                                          Number           Per Share
                                        of Shares        Exercise Price
                                        _________       ________________

    Outstanding at July 1, 1993             545         $ 6.28 to $11.25
      Granted                               600         $15.00 to $20.91
      Exercised                             (67)        $11.25
                                          _____
    Outstanding at June 30, 1994          1,078         $ 6.28 to $20.91
      Exercised                             (95)        $ 6.28
      Canceled                             (554)        $10.87 to  $20.91
                                          _____
    Outstanding and exercisable
      at June 30, 1996 and 1995             429         $ 9.19 to  $15.00
                                          =====

  Preferred stock purchase rights:
    In June 1994, the Board approved a Stockholder Rights Plan and on July 11, 1994, declared a dividend distribution of one Preferred Stock purchase right (the "Rights") payable on each outstanding share of Common Stock, as of July 15, 1994. On July 15, 1994, there were approximately 9,220,000 Rights to purchase Series A Junior Preferred Stock outstanding.

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

    The Rights may be redeemed by Jackpot at $.01 per Right prior to the close of business on the tenth day after a public announcement that beneficial ownership of 15% or more of Jackpot's shares of voting stock has been accumulated by a single acquiror or a group (with certain exceptions), under circumstances set forth in the Rights Agreement.
    At June 30, 1996 and 1995, 150,000 shares of Series A Junior Preferred Stock were authorized, but unissued, and were reserved for issuance upon exercise of the Rights. The issuance of the Rights did not have a dilutive effect on earnings (loss) per share in 1996, 1995 and 1994.

  Common Stock warrants:
    On January 31, 1996, 1,588,076 warrants to purchase Common Stock, which had been distributed in connection with a special rights issuance declared by the Board of Directors on July 1, 1992, expired pursuant to their terms.

Note 8 - Related party transactions:
    One director of Jackpot is a partner in a law firm that has provided various legal services for which Jackpot accrued legal fees aggregating approximately $110,000, $163,000 and $275,000 in 1996, 1995 and 1994.

Note  9 - Commitments and contingencies:
  Leases:
    Jackpot has noncancelable location license, lease and sublease agreements (referred to as "leases") for space at various locations for its gaming machines with terms expiring at various dates through 2004. Leases are generally at fixed rentals, although certain leases require payments based on percentages of revenues generated by gaming machines at the leased locations. In addition, office and warehouse space is utilized under noncancelable leases with terms expiring at various dates through 2006.

    Future minimum lease payments (dollars in thousands) under such non-cancelable operating leases or licenses aggregated approximately $59,058 at June 30, 1996, payable as follows: $25,180 in 1997;
    $22,545 in 1998; $8,732 in 1999; $479 in 2000; $411 in 2001; and
    $1,711 thereafter.

    Rent expense was comprised as follows (dollars in thousands):

                                              1996     1995      1994
                                            _______   _______   _______
        Location leases:
          Fixed rentals                     $25,633   $24,986   $26,530
          Percentage rentals                 20,243    21,920    19,526
        Office and equipment leases             452       472       301
                                            _______   _______   _______
            Totals                          $46,328   $47,378   $46,357
                                            =======   =======   =======

  Employment agreements:
    Jackpot has an employment agreement with Don R. Kornstein, President, Chief Executive Officer and Director which currently expires on September 30, 1999. The agreement is automatically extended for additional one year periods on each October 1 unless, not later than March 31, immediately preceding each October 1, notice is given by Jackpot or Mr. Kornstein.

    Mr. Kornstein's employment agreement provides for an annual bonus based on various percentages of certain amounts by which earnings before interest, taxes, depreciation, amortization and certain other items, as defined in the agreement, exceed certain levels for such fiscal year. Mr. Kornstein's bonus was $205,000 and $220,000 in 1996 and 1995. The aggregate commitment for future salaries at June 30, 1996, excluding bonuses, under Mr. Kornstein's agreement is approximately $2,347,000. In the event of termination of Mr. Kornstein's employment, as defined in the employment agreement, Mr. Kornstein, or his beneficiary, would receive a severance payment. Such amount, depending upon the circumstance, would be determined pursuant to the terms of the employment agreement. The minimum contingent liability at June 30, 1996 under Jackpot's employment and severance agreements was approximately $2,610,000.

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

    On May 3, 1994 (the "Resignation Date"), John F. O'Reilly resigned as Chairman of the Board of Directors and Chief Executive Officer of Jackpot. Pursuant to the terms of Mr. O'Reilly's employment agreement and settlement agreement with Jackpot, Jackpot paid Mr. O'Reilly approximately $1,256,000 in respect of (i) the present value of his salary through June 30, 1996, the expiration of the term of Mr. O'Reilly's employment agreement, and (ii) certain other compensation and life insurance premiums, and granted to Mr. O'Reilly options to purchase 50,000 shares of Common Stock at an exercise price of $15.00 per share exercisable for three years from the Resignation Date. The fair market value of the Common Stock based on the closing market price on the date of Mr. O'Reilly's resignation was $10.00 per share. Other options to purchase an aggregate of 550,000 shares of Common Stock held by Mr. O'Reilly expired on August 1, 1994.

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

    A substantial portion of Jackpot's business activity is with customers who frequent retail stores (supermarkets, drugstores, merchandise stores and convenience stores) in Nevada. Generally, Jackpot leases space in stores which are part of a large chain of stores. At June 30, 1996, Jackpot had unsecured lease and other security deposits of $3,436,000 held primarily by two publicly-held chain stores.

  Legal matters:
    On August 17, 1992, Phar-Mor, Inc. ("Phar-Mor"), a large chain store, announced that it had filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Jackpot operated 51 gaming machines at three Phar-Mor store locations in Nevada under a license agreement dated February 10, 1990 (the "Original Agreement"). Under the Original Agreement, Jackpot made certain advances to Phar-Mor. Thereafter, Jackpot and Phar-Mor, subject to bankruptcy court approval, entered into an amended license agreement, dated January 1, 1993 (the "Amended Agreement"). If the Amended Agreement were to become final, Jackpot would receive credits for certain prepaid sums but would be required to pay certain additional obligations.

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

    As result of Phar-Mor's announcement, Jackpot wrote-off all remaining costs related to lease deposits, prepaid rent and other lease connected expenditures for Phar-Mor and adjusted certain amounts due Phar-Mor pursuant to terms of the Original Agreement in the fourth quarter of fiscal 1995. The write-down of the above mentioned assets, net of certain liability adjustments did not have a material effect on Jackpot's financial position or its fiscal 1995 results of operations.

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

Note  10 - Revenues derived from major locations:
    Gaming machine operations at two groups of affiliated store chains in 1996, 1995 and 1994 accounted for more than 10% of Jackpot's total revenues. Revenues for Jackpot's top two affiliated store chains were approximately $23,000,000 and $12,000,000, respectively in 1996, $22,000,000 and $12,000,000, respectively in 1995 and $21,000,000 and
    $10,000,000, respectively in 1994. Each individual store chain included in an affiliated group of store chains has a separate lease with Jackpot.

Note  11 - Federal income tax:
    A reconciliation of the Federal statutory income tax rate to the effective income tax rate based on income (loss) before income tax follows:

                                              1996    1995      1994
                                              ____    ____     _____
         Statutory rate                       35.0%   35.0%    (35.0)%
         Increase (decrease) in
           tax resulting from:
         Surtax exemption                     (1.0)   (1.0)      1.0
         Tax-exempt interest                  (4.0)   (2.6)     (0.9)
         Amortization of goodwill              0.7     0.6       0.8
         Other, net                            1.3     1.0      (0.9)
                                              ____    ____     _____

         Effective rate                       32.0%   33.0%    (35.0)%
                                              ====    ====     =====

     The tax items comprising Jackpot's net deferred tax asset as of June 30, 1996, 1995 and 1994 are as follows (dollars in thousands):

                                                1996          1995       1994
                                               ______        ______     ______
         Deferred tax assets:
           Write-down of assets and losses
             from Tunica Facility                             $ 105     $5,045
           Deferred rent                       $1,041         1,205        808
           Other accrued liabilities              556           646        736
           Retirement plans                        73           663        527
           Other                                  456           293        156
                                               ______        ______     ______
              Totals                            2,126         2,912      7,272
                                               ______        ______     ______
         Deferred tax liabilities:
           Difference between book and tax
             basis of property                    527           842      1,545
           Economic performance accruals          491           500        630
           Other                                  676           804        475
                                               ______        ______     ______
             Totals                             1,694         2,146      2,650
                                               ______        ______     ______
         Net deferred tax asset                $  432        $  766     $4,622
                                               ======        ======     ======

    Jackpot realized tax benefits of $54,000, $277,000 and $147,000 in 1996, 1995 and 1994 as a result of the exercise of certain incentive and nonqualified stock options. The tax benefits have been reflected as a decrease in current income tax payable and an increase in additional paid-in capital.

Note  12 - Benefit plans:
    Jackpot terminated a deferred profit sharing plan (the "Profit Sharing Plan"), effective March 31, 1996. Contributions to the Profit Sharing Plan, which covered substantially all employees, were at the discretion of the Board, subject to limitations based on profits as specified in the Profit Sharing Plan. The Profit Sharing Plan had no expense in 1996. The Profit Sharing Plan expense was $100,000 in both 1995 and 1994.

    On May 14, 1996, Jackpot terminated the Jackpot Retirement Plan for Directors, as amended (the "Retirement Plan"). In consideration for the termination of the Retirement Plan, three directors received a lump sum distribution of accrued benefits in an aggregate amount of $1,485,000 ($495,000 each) in May 1996. Pursuant to the terms of the Retirement Plan, the amount of each director's distribution was equal to the aggregate of the annual base retainer paid to the respective director for years of service on the Board, including service prior to the implementation of the Retirement Plan on October 1, 1990, except for certain years that the directors waived such benefit. Interest was added to the accounts of each director quarterly, using the one-year Treasury bill rate.

    The funding of the accrued benefits under the Retirement Plan was made from a restricted trust. The amount of the distributions approximated the fair value of the investments in the trust. As a result of the termination of the Retirement Plan and the lump sum distributions in May 1996, there is no remaining obligations or liability under the Retirement Plan at June 30, 1996.

    On August 13, 1996, the Board approved the termination of the Salary Continuation Plan for Executives (the "Continuation Plan"). The Continuation Plan provides certain senior executives with a retirement benefit, which is based on compensation, to be paid over a period of up to 15 years beginning at normal retirement age. The Continuation Plan requires certain vesting periods and allows reduced benefits at certain early retirement ages and pre-retirement
    survivors' benefits.   The Continuation Plan was unfunded at June 30,
    1996 and 1995. The Company has entered into settlement agreements with substantially all of the individuals covered under the Continuation Plan. The accrued pension liability in connection with these agreements was $279,000 at June 30, 1996. The accumulated and projected benefit obligations for the remaining executives covered under the Continuation Plan was not material at June 30, 1996.

    The Board waived current service benefits that would have accrued in 1996, 1995 and 1994 pursuant to the Retirement Plan and the Continuation Plan, other than the interest earned on accrued benefits. The Retirement Plan and the Continuation Plan, both defined benefit plans, had no plan assets. Interest cost on accrued benefits is included in general and administrative costs and expenses and the amortization of unrecognized prior service cost is included in amortization expense in the accompanying consolidated statements of operations. The unrecognized prior service cost has been fully amortized at June 30, 1996 and was $253,000 at June 30, 1995. The accrued pension liability under the Retirement Plan and Continuation Plan was $279,000 and $2,257,000 at June 30, 1996 and 1995, respectively. The pension expense for Jackpot's defined benefit plans for 1996, 1995 and 1994 includes the following components (dollars in thousands):

                                                1996    1995   1994
                                                ____    ____   ____

        Amortization of prior service cost      $253    $240   $240
        Interest cost on accrued benefits         69      83    118
                                                ____    ____   ____
        Net pension expense                     $322    $323   $358
                                                ====    ====   ====

                JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                      QUARTERLY FINANCIAL INFORMATION
                    YEARS ENDED JUNE 30, 1996 AND 1995
               (Dollars in thousands, except per share data)
                                (Unaudited)

    Summarized quarterly financial information for 1996 and 1995 follows:


                                                 Quarter
                              __________________________________________
        1996                  First      Second        Third    Fourth
        ____                  _______     _______      ______    _______
Revenues                      $22,801     $22,384      $22,846   $23,077

Gross operating income (A)      3,692       3,718        3,432     3,603

Income before income tax        2,650       2,752        2,708       500 (B)

Net income                      1,802       1,871        1,842       340

Earnings per share:
  Primary                         .19         .20         .20        .04
  Fully diluted                   .19         .20         .20        .04

        1995
        ____

Revenues                      $23,623     $23,779      $24,237   $25,214

Gross operating income (A)      3,643       3,978        3,918     3,966

Income before income tax        2,177       2,440        2,497     2,761

Net income                      1,437       1,656        1,672     1,851

Earnings per share:
  Primary                         .16         .18          .18       .20
  Fully diluted                   .16         .18          .18       .20


(A) Gross operating income is revenues less route and casino expenses, deprecation associated with gaming machine operations and amortization associated with lease acquisition costs.

(B) Includes a charge of $2.2 million from the write-down and sale of certain casino properties. See Note 3 of Notes to Consolidated Financial Statements.