Form 10-Q
period 1996-09-30
JACKPOT ENTERPRISES INC
filed 1996-11-13
CIK 351903

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
			   Washington, D.C.  20549
				  FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

				       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
			       _____________    _____________
Commission file no. 1-9728

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

			      Yes   x        No
				   ___           ___

There were 9,356,995 shares of the registrant's common stock outstanding as of November 2, 1996.

		     JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
				     INDEX




Part I.   Financial Information

Item 1.   Financial Statements
	    Condensed Consolidated Balance Sheets -
	      September 30, 1996 and June 30, 1996
	    Condensed Consolidated Statements of Income -
	      Three Months Ended September 30, 1996 and 1995
	    Condensed Consolidated Statement of Stockholders'
	      Equity - Three Months Ended September 30, 1996
	    Condensed Consolidated Statements of Cash  Flows -
	      Three Months Ended September 30, 1996 and 1995
	    Notes to Condensed Consolidated Financial Statements

Item 2.   Management's Discussion and Analysis of
	    Financial Condition and Results of Operations

Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K

                   JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
		     CONDENSED CONSOLIDATED BALANCE SHEETS
			     (Dollars in thousands)
				  (Unaudited)


						   September 30,   June 30,
		    ASSETS                             1996          1996
		    ______                         ____________    ________

Current assets:
  Cash and cash equivalents                         $ 42,229       $ 39,024
  Prepaid expenses                                     1,464          1,740
  Other current assets                                 1,717          3,515
						    ________       ________
    Total current assets                              45,410         44,279
						    ________       ________
Property and equipment, at cost:
  Land and buildings                                   1,535          1,535
  Gaming equipment                                    27,605         27,839
  Other equipment                                      4,354          4,282
  Leasehold improvements                                 338            336
						    ________       ________
						      33,832         33,992
  Less accumulated depreciation                      (20,756)       (20,697)
						    ________       ________
						      13,076         13,295
Lease acquisition costs and other
  intangible assets, net of
  accumulated amortization of
  $5,532 and $5,142                                    4,419          4,749

Goodwill, net of accumulated
  amortization of $2,423 and $2,382                    4,199          4,240

Lease and other security deposits                      3,436          3,436

Other non-current assets                                 624            743
						    ________       ________
    Total assets                                    $ 71,164       $ 70,742
						    ========       ========

See Notes to Condensed Consolidated Financial Statements.

                   JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
			  CONSOLIDATED BALANCE SHEETS
		   (Dollars in thousands, except share data)
				  (Unaudited)
				  (Concluded)

						  September 30,   June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                  1996          1996
____________________________________              ____________    ________

Current liabilities:
  Accounts payable                                 $   487        $   504
  Other current liabilities                          3,146          3,439
						   _______        _______
	Total current liabilities                    3,633          3,943

Deferred rent                                        2,886          3,025
Accrued pension and other liabilities                  141            279
						   _______        _______
	Total liabilities                            6,660          7,247
						   _______        _______
Commitments and contingencies

Stockholders' equity:
  Preferred stock - authorized
    1,000,000 shares of $1 par value;
    none issued
  Common stock - authorized
    30,000,000 shares of $.01 par
    value; 9,649,743 and 9,631,278
    shares issued                                       96             96
  Additional paid-in capital                        64,313         64,129
  Retained earnings                                  3,730          2,905
  Less 293,748 shares of common stock
    in treasury, at cost                            (3,635)        (3,635)
						   _______        _______
	Total stockholders' equity                  64,504         63,495
	Total liabilities and                      _______        _______
	  stockholders' equity                     $71,164        $70,742
						   =======        =======




See Notes to Condensed Consolidated Financial Statements.

		  JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
		  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
		 THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 (Dollars in thousands, except per share data)
				  (Unaudited)

						1996        1995
					      _______     _______
Revenues:
  Route operations                            $21,167     $20,607
  Casino operations                               788       2,194
					      _______     _______
      Totals                                   21,955      22,801
					      _______     _______
Costs and expenses:
  Route operations                             16,977      15,776
  Casino operations                               753       1,763
  Amortization                                    431         562
  Depreciation                                    888       1,244
  General and administrative                      983       1,189
					      _______     _______
      Totals                                   20,032      20,534
					      _______     _______
Operating income                                1,923       2,267
					      _______     _______
Other income (expense):
  Interest income and other, net                  356         395
  Interest expense                                            (12)
					      _______     _______
      Totals                                      356         383
					      _______     _______
Income before income tax                        2,279       2,650
					      _______     _______
Provision for Federal income tax:
  Current                                         706
  Deferred                                                    848
					      _______     _______
      Totals                                      706         848
					      _______     _______
Net income                                    $ 1,573     $ 1,802
					      =======     =======
Earnings per common share                     $   .17     $   .19
					      =======     =======
Cash dividends per share of common stock      $   .08     $   .08
					      =======     =======

See Notes to Condensed Consolidated Financial Statements.

                   JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
	    CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
		      THREE MONTHS ENDED SEPTEMBER 30, 1996
	    (Dollars and shares in thousands, except per share data)
				   (Unaudited)

						   Treasury
	   Common Stock  Additional                  Stock         Total
	   _____________  Paid-in   Retained     _____________  Stockholders'
	   Shares Amount  Capital   Earnings     Shares Amount     Equity
	   ______ ______ __________ ___________  ______ ______  ____________
Balance
July 1,
1996       9,631   $96    $64,129     $2,905      (294) $(3,635)    $63,495

Cash
dividends
($.08 per
share)                                  (748)                          (748)

Issuance of
shares on
exercise of
stock
options       19              184                                       184

Net income                             1,573                          1,573
	   _____   ___    _______     ______      _____ _______     _______
Balance
September
30, 1996   9,650   $96    $64,313     $3,730      (294) $(3,635)    $64,504
	   =====   ===    =======     ======      ====  =======     =======




See Notes to Condensed Consolidated Financial Statements.

		  JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
		CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
		 THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
			     (Dollars in thousands)
				(Unaudited)

							   1996      1995
							 ________   ________
Operating activities:
  Net income                                             $ 1,573    $ 1,802
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                        1,319      1,806
      Deferred Federal income tax                                       848
      Net loss (gain) on sales and retirements
	of property and equipment                              5       (120)
      Increase (decrease) from changes in:
	Prepaid expenses and other current assets            159        (45)
	Other non-current assets                              54         (8)
	Accounts payable                                     (17)      (218)
	Other current liabilities                            253        (97)
	Deferred rent                                       (139)      (248)
	Other liabilities                                                17
							 _______    _______
	  Net cash provided by operating activities        3,207      3,737
							 _______    _______
Investing activities:
  Net proceeds from location operators                        45         76
  Proceeds from sales of subsidiary and property           1,270        393
  Purchases of property and equipment                       (693)    (1,257)
  Increase in lease acquisition costs and other
    intangible assets                                        (60)       (78)
  Decrease in lease and other security deposits                          34
	  Net cash provided by  (used in)                _______    _______
	    investing activities                             562       (832)
							 _______    _______
Financing activities:
  Repayments of long-term debt                                         (401)
  Proceeds from issuance of common stock                     184
  Dividends paid                                            (748)      (739)
							 _______    _______
	  Net cash used in financing activities             (564)    (1,140)
							 _______    _______
Net increase in cash and cash equivalents                  3,205      1,765
Cash and cash equivalents at beginning of period          39,024     32,916
							 _______    _______
Cash and cash equivalents at end of period               $42,229    $34,681
							 =======    =======
Supplemental disclosures of cash flow data:
  Cash paid during the period for:
    Interest                                             $     -    $    12
    Federal income tax                                   $     -    $     -

See Notes to Condensed Consolidated Financial Statements.
		   JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
	     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General:
	     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly Jackpot's financial position as of September 30, 1996 and the results of its operations and cash flows for the three months ended September 30, 1996 and 1995. Information included in the condensed consolidated balance sheet as of June 30, 1996 has been derived from Jackpot's Annual Report to the Securities and Exchange Commission on
	     Form 10-K for the fiscal year ended June 30, 1996 (the "1996
	     Form 10-K"). The earnings for the three months ended September 30, 1996 and 1995 are not necessarily indicative of results for a full year.

	     In March 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards
	     No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), which is effective for fiscal years beginning after December 15, 1995. SFAS 121 requires that long-lived assets and certain identifiable intangible assets to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The adoption of SFAS 121, which was effective July 1, 1996, had no effect on the consolidated financial statements.

	     In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation"
	     ("SFAS 123"), which is effective for fiscal years beginning after December 15, 1995. Although SFAS 123 encourages an entity to measure compensation by applying the fair value method of accounting for employee stock-based compensation arrangements, it permits an entity to continue to account for employee stock-based compensation arrangements under the provisions of Accounting Principles Board Opinion 25 ("ABP 25"). The Company intends to continue to account for stock-based compensation in accordance with APB 25. The pro forma effect on net income and earnings per share, as if the fair value recognition provisions had been applied, will be provided in a note to the consolidated financial statements for the fiscal year ending June 30, 1997, as required by SFAS 123.

Note 2 - Earnings per share:
	     Earnings per share for the three months ended September 30, 1996 and 1995 are computed by dividing net income by the weighted average number of common shares outstanding. Stock options and warrants have been excluded from the computations because they had no effect on earnings per share.

Note 3 - Stockholders' equity:
	   Cash dividends:
	     For the three months ended September 30, 1996, Jackpot paid cash dividends of approximately $748,000 ($.08 per common share). On October 29, 1996, Jackpot's Board of Directors declared a quarterly dividend of $.08 per common share for the three months ended September 30, 1996 which is payable on or about November 29, 1996 to stockholders of record on November 15, 1996.
	     In addition, the Board announced that it would suspend future payment of quarterly cash dividends, subject to periodic review and reconsideration.

	   The 1992 Incentive and Non-qualified Stock Option Plan:
	     On September 30, 1996, the exercise price of the June 30, 1996 grant of nonqualified stock options to purchase an aggregate of 110,000 shares of common stock (27,500 each to four directors) was vested at $10.00 per share, the fair market value of the stock on that date, pursuant to the terms of the 1992 Incentive and Non-qualified Stock Option Plan (the "1992 Plan"). See
	     Note 7 of Notes to Consolidated Financial Statements in the 1996 Form 10-K for further information regarding the 1992 Plan and option grants.

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

Item 2. Management's Discussion and Analysis of Financial
	  Condition and Results of Operations
	 _________________________________________________

Capital Resources and Liquidity
_______________________________

     Cash Flows:

     Jackpot's principal sources of cash for the three months ended September 30, 1996 (the "1996 three months"), consisted primarily of the cash flows from operating activities and its available cash and cash equivalents which, at June 30, 1996, approximated $39.0 million and at September 30, 1996 approximated $42.2 million.

     Net cash provided by operating activities in the 1996 three months was $3.2 million. Net cash provided by investing activities in the 1996 three months was approximately $.6 million which included cash received of approximately $1.3 million and cash used of approximately $.7 million.
The $1.3 million of cash received from investing activities consisted primarily of the proceeds from the sale of Jackpot's interest in Jackpot City, Inc. (the "Nugget"), a casino operation located in Reno, Nevada.
The $.7 million of cash used was primarily for the purchase of property and equipment.

     Net cash used in financing activities in the 1996 three months was approximately $.6 million which resulted from the payment of approximately $.8 million of dividends, net of approximately $.2 million of proceeds from the issuance of common stock upon the exercise of stock options.

     Liquidity:

     At September 30, 1996, Jackpot had cash and cash equivalents of approximately $42.2 million, an increase of approximately $3.2 million from June 30, 1996. Jackpot's working capital and current ratio increased to approximately $41.8 million and 12.5 to 1, respectively, at September 30, 1996, from $40.3 million and 11.2 to 1, respectively, at June
30, 1996 primarily as a result of the activities described above.

     On October 29, 1996, Jackpot's Board of Directors declared a quarterly dividend of $.08 per common share which is payable on or about November 29, 1996 and announced that it would suspend future payment of quarterly cash dividends, subject to periodic review and reconsideration. Further, the Board authorized Jackpot's management to repurchase up to 500,000 shares of its common stock, from time to time, at prevailing market prices.

     On May 24, 1995, Jackpot notified Phar-Mor, Inc. ("Phar-Mor"), a large chain store, that it was in default under the terms of certain agreements.
On July 25, 1995, Phar-Mor notified Jackpot that it disagreed with Jackpot's position and asserted that Jackpot was in default under the terms of an amended agreement. On or about March 7, 1996, Phar-Mor filed a lawsuit against Jackpot in the United States Bankruptcy Court for the Northern District of Ohio, claiming it is owed approximately $1 million under the amended agreement. Jackpot has filed an answer and counterclaim reflecting its position that under an original agreement Jackpot is owed in excess of $3 million. Jackpot, based upon discussions with counsel, does not believe it is probable that Phar-Mor will prevail in this matter. If Phar-Mor were to prevail, Jackpot could be liable for certain obligations up to $1 million. If Jackpot were to prevail, it would become an unsecured creditor of Phar-Mor in an amount in excess of $3 million. See Note 9 of Notes to Consolidated Financial Statements in the 1996 Form 10-K for further information regarding this matter.

     Management believes Jackpot's working capital and cash provided by operations will be sufficient to enable Jackpot to meet its planned capital expenditures and other cash requirements for the remainder of the fiscal year ending June 30, 1997. With respect to planned capital expenditures, management anticipates Jackpot will purchase approximately $4.4 million of property and equipment, exclusive of business acquisitions, if any, in the remainder of fiscal 1997 to be used in existing and currently planned new locations.

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

     Other:

     In March 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), which is effective for fiscal years beginning after December 15, 1995. SFAS 121 requires that long-lived assets and certain identifiable intangible assets to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The adoption of SFAS 121, which was effective July 1, 1996, had no effect on the consolidated financial statements.

     In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), which is effective for fiscal years beginning after December 15, 1995. Although SFAS 123 encourages an entity to measure compensation by applying the fair value method of accounting for employee stock-based compensation arrangements, it permits an entity to continue to account for employee stock-based compensation arrangements under the provisions of Accounting Principles Board Opinion 25 ("ABP 25"). The Company intends to continue to account for stock-based compensation in accordance with APB 25.
The pro forma effect on net income and earnings per share, as if the fair value recognition provisions had been applied, will be provided in a note to the consolidated financial statements for the fiscal year ending June 30, 1997, as required by SFAS 123.

Results of Operations
_____________________

     Revenues:

     Total revenues in the 1996 three months decreased approximately $.8 million (from $22.8 million in the three months ended September 30,1995 (the "1995 three months") to $22.0 million in the 1996 three months).
The decrease in total revenues of $.8 million was the net result of an increase of $.6 million (from $20.6 million in the 1995 three months to $21.2 million in the 1996 three months) in gaming machine route operations ("route operations") revenues and a decrease of $1.4 million (from $2.2 million in the 1995 three months to $.8 million in the 1996 three months) in casino operations revenues.

     The increase in route operations revenues of $.6 million resulted from a combination of additional revenues generated from new and existing locations, net of lost revenues from terminated locations. New locations generated revenues of approximately $1.3 million, existing locations generated additional revenues of approximately $.3 million and terminated locations had generated revenues of approximately $1.0 million in the 1995 three months.

     The amount of route operations revenues attributable to fixed payment leases and revenue sharing contracts in the 1996 and 1995 three months are summarized below (dollars in thousands):

				       1996                    1995
				___________________     ___________________
					 Percent                 Percent
					 of route                of route
					 operations              operations
				Amount   revenues       Amount   revenues
				_______  __________     _______  __________
Route operations:
  Fixed payment leases          $13,804       65.2%     $12,840    62.3%
  Revenue sharing contracts       7,363       34.8        7,767    37.7
				_______      _____      _______   _____
    Totals                      $21,167      100.0%     $20,607   100.0%
				=======      =====      =======   =====

     The decrease in casino operations revenues of $1.4 million was due primarily to the ceasing of operations at the Debbie Reynolds' Hotel and Casino effective March 31, 1996 and the sale of Jackpot's interest in the Nugget on June 30, 1996. The 1995 three months included approximately $1.3 million of revenues generated at these two locations.

     Costs and expenses:

     Route operations expenses in the 1996 three months increased approximately $1.2 million (from $15.8 million in the 1995 three months to $17.0 million in the 1996 three months) and, as a percentage of route operations revenues, increased to 80.2% in the 1996 three months from 76.6% in the 1995 three months. The increase of $1.2 million in the 1996 three months was attributable to increases of $.8 million in location rent, $.1 million in payroll costs and $.3 million in other route operations expenses. The increase in location rent was principally attributable to new fixed payment lease locations. Route operations expenses in the 1996 three months increased as a percentage of route operations revenues primarily because of an increase in location rent, as a percentage of revenues, attributable to revenue sharing contracts and to increases in payroll costs and certain other route operations expenses.



     With respect to location rent, which is the single largest route operations expense, agreements with three of Jackpot's largest six retail chain store customers expire on June 30, 1997. While the Company is actively seeking to renew these agreements, there is no assurance that the Company will be able to renew or extend such agreements or that these agreements will be renewed upon terms that Jackpot will find acceptable.
The loss or nonrenewal of any one of these agreements could have a material adverse effect on the Company's future results of operations. See
Item 1 - Business - Gaming Machine Route Operations in the 1996 Form
10-K for a further description of the Company's lease and license agreements.

     Casino operations expenses in the 1996 three months decreased approximately $1.0 million (from $1.8 million in the 1995 three months to $.8 million in the 1996 three months). With respect to casino operations expenses, the 1995 three months included approximately $1.0 million of costs and expenses incurred by the Nugget and the casino operations at the Debbie Reynolds' Hotel and Casino.

     Amortization expense in the 1996 three months decreased approximately
$.1 million (from $.5 million in the 1995 three months to $.4 million in the 1996 three months). The decrease in amortization expense in the 1996 three months was primarily attributable to reductions in amortization expense related to lease acquisition costs and prior service costs associated with the Jackpot Retirement Plan for Directors. The 1996 three months did not include any amortization expense of prior service costs as all such costs had been fully amortized at June 30, 1996.

     Depreciation expense in the 1996 three months decreased approximately $.3 million (from $1.2 million in the 1995 three months to $.9 million in the 1996 three months). The decrease in depreciation expense in the 1996 three months was primarily attributable to gaming machines acquired in connection with the purchase of a gaming machine route business in 1992, which had become fully depreciated in the 1995 three months.

     General and administrative expenses in the 1996 three months decreased approximately $.2 million (from $1.2 million in the 1995 three months to $1.0 million in the 1996 three months) primarily as a result of decreases in payroll and other compensation related costs.

     Other:

     The effective tax rate in the 1996 three months was 31%, which was slightly lower than the 32% rate in the 1995 three months primarily because of the increase in tax benefits from tax-exempt interest income in the 1996 three months.

     General:

     Operating income in the 1996 three months decreased approximately $.3 million (from $2.2 million in the 1995 three months to $1.9 million in the 1996 three months). The decrease in operating income in the 1996 three months resulted primarily from decreases in the operating margin of the route operations and casino operations of $.6 million and $.4 million, respectively, net of an overall decrease in amortization, depreciation and general and administrative expenses of approximately $.7 million.
The decrease of $.6 million (from $4.8 million in the 1995 three months to $4.2 million in the 1996 three months) in the route operations operating margin was due principally to the increase in location rent expense as previously described. The decrease of $.4 million (from $.4 million in the 1995 three months to a slight contribution in the 1996 three months) in the casino operations operating margin was due primarily to the ceasing of operations at the Debbie Reynolds' Hotel and Casino and the sale of Jackpot's interest in the Nugget, described above.

     Net income in the 1996 three months decreased approximately $.2 million (from $1.8 million in the 1995 three months to $1.6 million in the 1996 three months) due to the results of operations described above. Earnings per share in the 1996 three months was $.17 compared to earnings per share in the 1995 three months of $.19.

			 PART II.  OTHER INFORMATION
			 ___________________________

Item 6.  Exhibits and Reports on Form 8-K

	 (a)    Exhibits:

		Exhibit 11.1 - Computation of Earnings Per Common Share for the three months ended September 30, 1996 and 1995.

		Exhibit 27.1 - Financial Data Schedule (EDGAR version only).

	 (b) Reports on Form 8-K - No Form 8-K was filed for the three months ended September 30, 1996.


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

Date:  November 13, 1996