Form 10-Q
period 1996-12-31
JACKPOT ENTERPRISES INC
filed 1997-02-13
CIK 351903

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                     FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

                                        OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ___________________

Commission file no. 1-9728

                            JACKPOT ENTERPRISES, INC.
              (Exact name of registrant as specified in its charter)

           NEVADA                                    88-0169922
_______________________________           ___________________________________
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

1110 Palms Airport Drive, Las Vegas, Nevada              89119
___________________________________________            __________
(Address of principal executive offices)               (Zip Code)

                                   702-263-5555
               ____________________________________________________
               (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   x        No
                                _____         _____

There were 9,131,259 shares of the registrant's common stock outstanding as of January 31, 1997.
    JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                                      INDEX





Part I.      Financial Information

Item 1.      Financial Statements
               Condensed Consolidated Balance Sheets -
                 December 31, 1996 and June 30, 1996
               Condensed Consolidated Statements of Income -
                 Three and Six Months Ended December 31, 1996 and 1995
               Condensed Consolidated Statement of Stockholders'
                 Equity - Six Months Ended December 31, 1996
               Condensed Consolidated Statements of Cash  Flows -
                 Six Months Ended December 31, 1996 and 1995
               Notes to Condensed Consolidated Financial Statements

Item 2.      Management's Discussion and Analysis of
               Financial Condition and Results of Operations

Part II.     Other Information

Item 4.      Submission of Matters to a Vote of Stockholders

Item 6.      Exhibits and Reports on Form 8-K

                    JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Dollars in thousands)
                                    (Unaudited)


                                    December 31,           June 30,
        ASSETS                          1996                 1996
        ______                      ___________            ________
Current assets:
  Cash and cash equivalents           $ 43,310             $ 39,024
  Prepaid expenses                       1,280                1,740
  Other current assets                   1,869                3,515
                                      ________             ________
    Total current assets                46,459               44,279
                                      ________             ________

Property and equipment, at cost:
  Land and buildings                     1,535                1,535
  Gaming equipment                      27,750               27,839
  Other equipment                        4,558                4,282
  Leasehold improvements                   338                  336
                                      ________             ________
                                        34,181               33,992
  Less accumulated depreciation        (21,294)             (20,697)
                                      ________             ________
                                        12,887               13,295
Lease acquisition costs and other
  intangible assets, net of
  accumulated amortization of
  $5,771 and $5,142                      4,097                4,749

Goodwill, net of accumulated
  amortization of $2,465 and $2,382      4,157                4,240

Lease and other security deposits        3,436                3,436

Other non-current assets                   379                  743
                                      ________             ________
    Total assets                      $ 71,415             $ 70,742
                                      ========             ========


See Notes to Condensed Consolidated Financial Statements.

                    JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     (Dollars in thousands, except share data)
                                    (Unaudited)
                                    (Concluded)

                                             December 31,        June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY             1996              1996
____________________________________         ____________        ________
Current liabilities:
  Accounts payable                             $   492           $   504
  Other current liabilities                      3,168             3,439
                                               _______           _______
      Total current liabilities                  3,660             3,943

Deferred rent                                    2,748             3,025
Accrued pension and other liabilities              141               279
                                               _______           _______
      Total liabilities                          6,549             7,247
                                               _______           _______
Commitments and contingencies

Stockholders' equity:
  Preferred stock - authorized
    1,000,000 shares of $1 par value;
    none issued
  Common stock - authorized
    30,000,000 shares of $.01 par
    value;  9,650,743 and 9,631,278
    shares issued                                   97                96
  Additional paid-in capital                    64,321            64,129
  Retained earnings                              4,920             2,905
  Less 378,883 and 293,748 shares
    of common stock in treasury, at cost        (4,472)           (3,635)
                                               _______           _______
      Total stockholders' equity                64,866            63,495
      Total liabilities and                    _______           _______
         stockholders' equity                  $71,415           $70,742
                                               =======           =======




See Notes to Condensed Consolidated Financial Statements.

                    JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               THREE AND SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
                   (Dollars in thousands, except per share data)
                                    (Unaudited)

                                 Three Months Ended          Six Months Ended
                                     December 31,               December 31,
                                 __________________          ________________
                                  1996       1995             1996     1995
                                 _______    _______          _______  _______
Revenues:
  Route operations               $21,766    $20,448          $42,933  $41,055
  Casino operations                  794      1,936            1,582    4,130
                                 _______    _______          _______  _______
      Totals                      22,560     22,384           44,515   45,185
                                 _______    _______          _______  _______
Costs and expenses:
  Route operations                17,182     15,569           34,159   31,345
  Casino operations                  714      1,729            1,467    3,492
  Amortization                       431        549              862    1,111
  Depreciation                       858      1,051            1,746    2,295
  General and administrative       1,012      1,043            1,995    2,232
                                 _______    _______          _______  _______
      Totals                      20,197     19,941           40,229   40,475
                                 _______    _______          _______  _______

Operating income                   2,363      2,443            4,286    4,710
                                 _______    _______          _______  _______
Other income (expense):
  Interest and other income          447        319              803      714
  Interest expense                              (10)                      (22)
                                 _______    _______          _______  _______
      Totals                         447        309              803      692
                                 _______    _______          _______  _______
Income before income tax           2,810      2,752            5,089    5,402
                                 _______    _______          _______  _______

Provision for Federal income tax:
  Current                            872                       1,578
  Deferred                                      881                     1,729
                                 _______    _______          _______  _______
      Totals                         872        881            1,578    1,729
                                 _______    _______          _______  _______

Net income                       $ 1,938    $ 1,871          $ 3,511  $ 3,673
                                 =======    =======          =======  =======
Earnings per common share        $   .21    $   .20          $   .38  $   .39
                                 =======    =======          =======  =======
Cash dividends per share of
  common stock                   $   .08    $   .08          $   .16  $   .16
                                 =======    =======          =======  =======

See Notes to Condensed Consolidated Financial Statements.

                    JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS'EQUITY
                        SIX MONTHS ENDED DECEMBER 31, 1996
             (Dollars and shares in thousands, except per share data)
                                    (Unaudited)

                           Additional                Treasury        Total
             Common Stock   Paid-in    Retained       Stock       Stockholders'
             _____________  Capital    Earnings    _____________     Equity
             Shares Amount                         Shares Amount
             _____  ______ __________  ________    ______ _______ _____________
Balance
July 1,
1996         9,631   $96    $64,129    $ 2,905      (294) $(3,635)    $63,495

Cash
dividends
($.16 per
share)                                  (1,496)                        (1,496)

Repurchases
of common
stock                                                (85)    (837)       (837)

Issuance
of shares
on exercise
of stock
options         20     1        192                                       193

Net
income                                   3,511                          3,511
             _____   ___    _______    _______      ____  _______      _______

Balance
December
31, 1996     9,651   $97    $64,321    $ 4,920      (379) $(4,472)    $64,866
             =====   ===    =======    =======      ====  =======     =======



See Notes to Condensed Consolidated Financial Statements.















                  JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
                             (Dollars in thousands)
                                  (Unaudited)

                                                       1996      1995
                                                      _______   _______
Operating activities:
  Net income                                          $ 3,511   $ 3,673
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                     2,608     3,406
      Deferred Federal income tax                                 1,729
      Net loss (gain) on sales and retirements
        of property and equipment                          13      (166)
      Increase (decrease) from changes in:
        Prepaid expenses and other current assets         191        81
        Other non-current assets                           45      (106)
        Accounts payable                                  (12)     (194)
        Other current liabilities                         275      (693)
        Deferred rent                                    (277)     (247)
        Other liabilities                                            22
                                                      _______   _______
          Net cash provided by operating activities     6,354     7,505
                                                      _______   _______
Investing activities:
  Net proceeds from location operators                    130       122
  Proceeds from sales of subsidiary and property        1,465       500
  Purchases of property and equipment                  (1,390)   (2,405)
  Increase in lease acquisition costs and other
    intangible assets                                    (133)     (164)
  Decrease in lease and other security deposits                      40
                                                      _______   _______
          Net cash provided by (used in) investing
            activities                                     72    (1,907)
                                                      _______   _______
Financing activities:
  Repayments of long-term debt                                     (630)
  Proceeds from issuance of common stock                  193        23
  Repurchases of common stock                            (837)
  Dividends paid                                       (1,496)   (1,482)
                                                      _______   _______
          Net cash used in financing activities        (2,140)   (2,089)
                                                      _______   _______
Net increase in cash and cash equivalents               4,286     3,509
Cash and cash equivalents at beginning of period       39,024    32,916
                                                      _______   _______
Cash and cash equivalents at end of period            $43,310   $36,425
                                                      =======   =======
Supplemental disclosures of cash flow data:
  Cash paid during the period for:
    Interest                                          $     -   $    22
    Federal income tax                                $   800   $     -


See Notes to Condensed Consolidated Financial Statements.

                JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General:
             In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly Jackpot's financial position as of December 31, 1996, and the results of its operations for the three and six months ended December 31, 1996 and 1995 and its cash flows for the six months ended December 31, 1996 and 1995. Information included in the condensed consolidated balance sheet as of June 30, 1996 has been derived from Jackpot's Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended June 30, 1996 (the "1996 Form 10-K"). The earnings for the three and six months ended December 31, 1996 and 1995 are not necessarily indicative of results for a full year.

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

             In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), which is effective for fiscal years beginning after December 15, 1995. Although SFAS 123 encourages an entity to measure compensation by applying the fair value method of accounting for employee stock-based compensation arrangements, it permits an entity to continue to account for employee stock-based compensation arrangements under the provisions of Accounting Principles Board Opinion 25 ("ABP 25"). The Company intends to continue to account for stock-based compensation in accordance with APB 25. The proforma effect on net income and earnings per share, as if the fair value recognition provisions had been applied, will be provided in a note to the consolidated financial statements for the fiscal year ending June 30, 1997, as required by SFAS 123.

Note 2 - Earnings per share:
             Earnings per share for the three and six months ended December 31, 1996 and 1995 are computed by dividing net income by the weighted average number of common shares outstanding. Stock options and warrants have been excluded from the computations because they had no effect on earnings per share.

Note 3 - Stockholders' equity:
           Cash dividends:
             For the six months ended December 31, 1996, Jackpot paid cash dividends of approximately $1,496,000 ($.16 per common share).
             On October 29, 1996, Jackpot's Board of Directors announced that it would suspend future payment of quarterly cash dividends, subject to periodic review and reconsideration.

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

           Common stock in treasury:
             Jackpot purchased 85,135 and 140,601 shares of its common stock at the market price on the date of purchase for a total cost of approximately $837,000 and $1,389,000, or an average of $9.83 and $9.88 per share during the six months ended December 31, 1996 and one month ended January 31, 1997, respectively. Purchases during the six months ended December 31, 1996 include 55,174 shares acquired from American Country Insurance Company for approximately $545,000 (the market price on the date of purchase). Two directors of Jackpot are directors and indirect beneficial owners of an aggregate of more than 51% of the common stock of such insurance company.

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
         _________________________________________________

Capital Resources and Liquidity
_______________________________

    Cash Flows:

    Jackpot's principal sources of cash for the six months ended December 31, 1996 (the "1996 six months"), consisted primarily of the cash flows from operating activities and its available cash and cash equivalents which, at June 30, 1996, approximated $39.0 million and at December 31, 1996 approximated $43.3 million.

    Net cash provided by operating activities in the 1996 six months was $6.4 million. Net cash provided by investing activities in the 1996 six months was approximately $.1 million which included cash received of approximately $1.6 million and cash used of approximately $1.5 million. The $1.6 million of cash received from investing activities consisted primarily of the proceeds from the sale of Jackpot's interest in Jackpot City, Inc. (the "Nugget"), a casino operation located in Reno, Nevada. The $1.5 million of cash used was primarily for the purchase of property and equipment.

    Net cash used in financing activities in the 1996 six months was approximately $2.1 million which resulted from the payments of dividends and repurchases of common stock of approximately $1.5 million and $.8 million, respectively, net of approximately $.2 million of proceeds from the issuance of common stock upon the exercise of stock options.

    Liquidity:

    At December 31, 1996, Jackpot had cash and cash equivalents of approximately $43.3 million, an increase of approximately $4.3 million from June 30, 1996. Jackpot's working capital and current ratio also increased to approximately $42.8 million and 12.7 to 1, respectively, at December 31, 1996, from $40.3 million and 11.2 to 1, respectively, at June 30, 1996 primarily as a result of the activities described above.

    On October 29, 1996, Jackpot's Board of Directors announced that it would suspend future payment of quarterly cash dividends, subject to periodic review and reconsideration. Further, the Board authorized Jackpot's management to repurchase up to 500,000 shares of its common stock, from time to time, at prevailing market prices.

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

    Management believes Jackpot's working capital and cash provided by operations will be sufficient to enable Jackpot to meet its planned capital expenditures and other cash requirements for the remainder of the fiscal year ending June 30, 1997. With respect to planned capital expenditures, management anticipates Jackpot will purchase approximately $3.7 million of property and equipment, exclusive of business acquisitions, if any, in the remainder of fiscal 1997 to be used in existing and currently planned new locations.

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

Results of Operations
______________________

    Revenues:

    Total revenues in the three months ended December 31, 1996 (the "1996 three months") increased approximately $.2 million (from $22.4 million in the three months ended December 31, 1995 (the "1995 three months") to $22.6 million in the 1996 three months), while total revenues in the 1996 six months decreased approximately $.7 million (from $45.2 million in the six months ended December 31, 1995 (the "1995 six months") to $44.5 million in the 1996 six months). The increase in total revenues of $.2 million in the 1996 three months was the net result of an increase of $1.3 million (from $20.5 million in the 1995 three months to $21.8 million in the 1996 three months) in gaming machine route operations ("route operations") revenues and a decrease of $1.1 million (from $1.9 million in the 1995 three months to $.8 million in the 1996 three months) in casino operations revenues. The decrease in total revenues of $.7 million in the 1996 six months was the net result of an increase of $1.8 million (from $41.1 million in the 1995 six months to $42.9 million in the 1996 six months) in route operations revenues and a decrease of $2.5 million (from $4.1 million in the 1995 six months to $1.6 million in the 1996 six months) in casino operations revenues.

    The increases in route operations revenues in the 1996 three months and 1996 six months of $1.3 million and $1.8 million, respectively, resulted from a combination of additional revenues generated from new and existing locations, net of lost revenues from terminated locations. New locations generated revenues of approximately $1.2 million and $2.4 million and existing locations generated additional revenues of $1.0 million and $1.3 million in the 1996 three months and 1996 six months, respectively. Terminated locations had generated revenues of $.9 million and $1.9 million in the 1995 three months and 1995 six months, respectively.

   The amount of route operations revenues attributable to fixed payment leases and revenue sharing contracts for the three and six months ended December 31, 1996 and 1995 are summarized below (dollars in thousands):

                                         Three Months Ended December 31,
                                   ___________________________________________
                                         1996                  1995
                                   _____________________    __________________
                                              Percent               Percent
                                              of route              of route
                                              operations            operations
                                   Amount     revenues      Amount  revenues
                                   _______    __________    _______ __________
Route operations:
  Fixed payment leases             $14,514       66.7%      $13,072    63.9%
  Revenue sharing contracts          7,252       33.3         7,376    36.1
                                   _______     ______       _______   _____
    Totals                         $21,766      100.0%      $20,448   100.0%
                                   =======     ======       =======   =====

                                        Six Months Ended December 31,
                                   ___________________________________________
                                         1996                  1995
                                   _____________________    __________________
                                              Percent               Percent
                                              of route              of route
                                              operations            operations
                                   Amount     revenues      Amount  revenues
                                   _______    __________    _______ __________
Route operations:
  Fixed payment leases             $28,318       66.0%      $25,912    63.1%
  Revenue sharing contracts         14,615       34.0        15,143    36.9
                                   _______      _____       _______   _____
    Totals                         $42,933      100.0%      $41,055   100.0%
                                   =======      =====       =======   =====

    The decreases in casino operations revenues in the 1996 three months and 1996 six months were due primarily to the ceasing of operations at the Debbie Reynolds' Hotel and Casino effective March 31, 1996 and the sale of Jackpot's interest in the Nugget on June 30, 1996. The 1995 three months and 1995 six months included revenues of $1.2 million and $2.4 million, respectively, which were generated at these two locations.

    Costs and expenses:

    Route operations expenses in the 1996 three months and 1996 six months increased approximately $1.6 million (from $15.6 million in the 1995 three months to $17.2 million in the 1996 three months) and $2.8 million (from $31.4 million in the 1995 six months to $34.2 million in the 1996 six months) and, as a percentage of route operations revenues, increased to 78.9% and 79.6% in the 1996 three months and 1996 six months, respectively, from 76.1% and 76.3% in the 1995 three months and 1995 six months, respectively. The increases of $1.6 million and $2.8 million over the respective 1995 periods were attributable to increases of $.8 million and $1.6 million, respectively, in location rent, increases of $.1 million and $.2 million, respectively, in payroll costs, increases of $.3 million and $.5 million, respectively, in workers' compensation and group health costs and increases of $.4 million and $.5 million respectively, in other route operations expenses. Route operations expenses increased as a percentage of route operations revenues in the respective 1996 periods primarily because of an increase in location rent, as a percentage of revenues, attributable to revenue sharing contracts and to increases in the costs and expenses described above.

    With respect to location rent, which is the single largest route operations expense, agreements with three of Jackpot's largest six retail chain store customers expire on June 30, 1997. The loss or nonrenewal of any one of these agreements could have a material adverse effect on the Company's future results of operations. While the Company is actively seeking to renew these agreements, there is no assurance that the Company will be able to renew or extend such agreements or that these agreements will be renewed upon terms that Jackpot will find acceptable. If such agreements are renewed, management anticipates that lease costs may increase over the existing agreements. If anticipated future lease costs are not offset by increases in revenues, or by reductions in operating costs, the renewal of these agreements could have an adverse effect on the Company's future results of operations. See Item 1 - Business - Gaming Machine Route
Operations in the 1996 Form 10-K for a further description of the Company's lease and license agreements.

    Casino operations expenses in the 1996 three months and 1996 six months decreased approximately $1.0 million (from $1.7 million in the 1995 three months to $.7 million in the 1996 three months) and approximately $2.0 million (from $3.5 million in the 1995 six months to $1.5 million in the 1996 six months). With respect to casino operations expenses, the 1995 three months and 1995 six months included approximately $1.0 million and $2.1 million of costs and expenses incurred by the Nugget and the casino operations at the Debbie Reynolds' Hotel and Casino.

    Amortization expense in the 1996 three months and 1996 six months decreased approximately $.1 million (from $.5 million in the 1995 three months to $.4 million in the 1996 three months) and approximately $.2 million (from $1.1 million in the 1995 six months to $.9 million in the 1996 six months). The decrease in amortization expense in the respective 1996 periods was primarily attributable to reductions in amortization expense related to lease acquisition costs and prior service costs associated with the Jackpot Retirement Plan for Directors. The 1996 three months and 1996 six months did not include any amortization expense of prior service costs as all such costs had been fully amortized at June 30, 1996.

    Depreciation expense in the 1996 three months and 1996 six months decreased approximately $.2 million (from $1.1 million in the 1995 three months to $.9 million in the 1996 three months) and $.6 million (from $2.3 million in the 1995 six months to $1.7 million in the 1996 six months). The decrease in depreciation expense in the respective 1996 periods was primarily attributable to gaming machines acquired in connection with the purchase of a gaming machine route business in 1992, which had become fully depreciated during the three months ended September 30, 1995.

    General and administrative expenses in the 1996 three months remained constant at approximately $1.0 million compared to the 1995 three months, and in the 1996 six months decreased approximately $.2 million (from $2.2 million in the 1995 six months to $2.0 million in the 1996 six months). The decrease in general and administrative expenses in the 1996 six months was due primarily to decreases in payroll and other compensation related costs.

    Other:

    The effective tax rate in the 1996 three months and 1996 six months was 31%, which was slightly lower than the 32% rate in the 1995 three months and 1995 six months primarily because of the increase in tax benefits from tax-exempt interest income.

    General:

    Operating income in the 1996 three months remained constant at approximately $2.4 million compared to the 1995 three months, and decreased approximately $.4 million (from $4.7 million in the 1995 six months to $4.3 million in the 1996 six months). The decrease in operating income in the 1996 six months resulted primarily from decreases in the operating margin of the route operations and casino operations of $.9 million and $.5 million, respectively, net of an overall decrease in amortization, depreciation and general and administrative expenses of approximately $1.0 million. The decrease of $.9 million (from $9.7 million in the 1995 six months to $8.8 million in the 1996 six months) in the route operations operating margin was due principally to the increase in location rent expense as previously described. The decrease of $.5 million (from $.6 million in the 1995 six months to $.1 million in the 1996 six months) in the casino operations operating margin was due primarily to the ceasing of operations at the Debbie Reynolds' Hotel and Casino and the sale of Jackpot's interest in the Nugget, described above.

    Net income in the 1996 three months remained constant at $1.9 million compared to the 1995 three months, and decreased approximately $.2 million (from $3.7 million in the 1995 six months to $3.5 million in the 1996 six months) due to the results of operations described above. Earnings per share in the 1996 three months and 1996 six months were $.21 and $.38 per share, respectively, compared to earnings per share in the 1995 three months and 1995 six months of $.20 and $.39, respectively.

    Forward-looking statements:

    Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission contains statements that may be considered forward-looking. In addition, from time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, competitive pressures, the loss or nonrenewal of any of Jackpot's largest six retail chain store customers, conditioning or suspension of any gaming license, adverse results of significant litigation matters, possible future financial difficulties of a significant customer and the continued growth of the gaming industry and population in Nevada. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. The Company assumes no obligation to update or supplement forward-looking statements as a result of new circumstances or subsequent events.

                       PART II.  OTHER INFORMATION
                                 _________________

Item 4.  Submission of Matters to a Vote of Stockholders

           (a) Jackpot's 1996 Annual Meeting of Stockholders was held on December 12, 1996.

           (b) Proxies were solicited by Jackpot's management without opposition and all nominees were elected to hold office until the next annual meeting as described in the Proxy Statement dated October 25, 1996.

           (c) No other matters were voted upon except for the proposal to ratify the appointment of Jackpot's independent auditors.
                The stockholders voted 8,433,096 shares "FOR", 81,877 shares "AGAINST" and 31,733 shares "ABSTAINING" to approve the appointment of Deloitte & Touche LLP as Jackpot's independent auditors for the fiscal year ending June 30, 1997.

Item 6.  Exhibits and Reports on Form 8-K

           (a)  Exhibits:

                Exhibit 11.1 - Computation of Earnings Per Common Share for the three and six months ended December 31, 1996 and 1995.

                Exhibit 27.1 - Financial Data Schedule (EDGAR version only).

           (b) Reports on Form 8-K - No Form 8-K was filed for the three months ended December 31, 1996.


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

                                       JACKPOT ENTERPRISES, INC.
                                       _________________________
                                              (Registrant)

                                       By:   /s/ Bob Torkar
                                       _________________________
                                       BOB TORKAR
                                       Senior Vice President - Finance,
                                       Treasurer and Chief Accounting Officer
Date:  February 13, 1997