Form 10-Q
period 1997-03-31
JACKPOT ENTERPRISES INC
filed 1997-05-14
CIK 351903

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to___________________

Commission file no. 1-9728

                           JACKPOT ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)

            NEVADA                                88-0169922
_______________________________     ____________________________________
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)

1110 Palms Airport Drive, Las Vegas, Nevada                      89119
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

                              Yes   x         No
                                   ___           ___

There were 9,075,305 shares of the registrant's common stock outstanding as of April 30, 1997.

                 JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES

                                     INDEX



Part I.   Financial Information

Item 1.   Financial Statements
            Condensed Consolidated Balance Sheets -
              March 31, 1997 and June 30, 1996
            Condensed Consolidated Statements of Income -
              Three and Nine Months Ended March 31, 1997 and 1996
            Condensed Consolidated Statement of Stockholders' Equity -
              Nine Months Ended March 31, 1997
            Condensed Consolidated Statements of Cash Flows -
              Nine Months Ended March 31, 1997 and 1996
            Notes to Condensed Consolidated Financial Statements

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations

Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K

                   JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                March 31,     June 30,
              ASSETS                              1997         1996
              ______                           _________     ________
Current assets:
  Cash and cash equivalents                     $ 43,914      $ 39,024
  Prepaid expenses                                 1,040         1,740
  Other current assets                             1,787         3,515
                                                ________      ________
    Total current assets                          46,741        44,279
                                                ________      ________
Property and equipment, at cost:
  Land and buildings                               1,535         1,535
  Gaming equipment                                28,120        27,839
  Other equipment                                  4,567         4,282
  Leasehold improvements                             339           336
                                                ________      ________
                                                  34,561        33,992
  Less accumulated depreciation                  (20,881)      (20,697)
                                                ________      ________
                                                  13,680        13,295
Lease acquisition costs and other
  intangible assets, net of
  accumulated amortization of
  $6,053 and $5,142                                3,845         4,749

Goodwill, net of accumulated
  amortization of $2,506 and $2,382                4,116         4,240

Lease and other security deposits                  3,436         3,436

Other non-current assets                             474           743
                                                ________      ________
    Total assets                                $ 72,292      $ 70,742
                                                ========      ========








See Notes to Condensed Consolidated Financial Statements.












                  JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands, except share data)
                                  (Concluded)


                                             March 31,        June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY           1997             1996
____________________________________         ________         _______
Current liabilities:
  Accounts payable                           $   397          $   504
  Other current liabilities                    3,275            3,439
                                             _______          _______
      Total current liabilities                3,672            3,943

Deferred rent                                  2,629            3,025
Other liabilities                                543              279
                                             _______          _______
      Total liabilities                        6,844            7,247
                                             _______          _______
Commitments and contingencies

Stockholders' equity:
  Preferred stock - authorized
    1,000,000 shares of $1 par value;
    none issued
  Common stock - authorized
    30,000,000 shares of $.01 par value;
    9,650,743 and 9,631,278 shares issued         97               96
  Additional paid-in capital                  64,321           64,129
  Retained earnings                            6,891            2,905
  Less 519,536 and 293,748 shares of common
    stock in treasury, at cost                (5,861)          (3,635)
                                             _______          _______
      Total stockholders' equity              65,448           63,495
      Total liabilities and                  _______          _______
        stockholders' equity                 $72,292          $70,742
                                             =======          =======







See Notes to Condensed Consolidated Financial Statements.

                   JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              THREE AND NINE MONTHS ENDED MARCH 31, 1997 AND 1996
                 (Dollars in thousands, except per share data)

                              Three Months Ended       Nine Months Ended
                                   March 31,                March 31,
                              __________________       __________________
                                1997      1996          1997        1996
                              _______    _______       _______    _______
Revenues:
  Route operations            $22,221    $21,000       $65,154    $62,055
  Casino operations               726      1,846         2,308      5,976
                              _______    _______       _______    _______
      Totals                   22,947     22,846        67,462     68,031
                              _______    _______       _______    _______
Costs and expenses:
  Route operations             17,593     16,344        51,752     47,689
  Casino operations               650      1,745         2,117      5,237
  Amortization                    430        546         1,292      1,657
  Depreciation                    869      1,008         2,615      3,303
  General and administrative      975        958         2,970      3,190
                              _______    _______       _______    _______
      Totals                   20,517     20,601        60,746     61,076
                              _______    _______       _______    _______
Operating income                2,430      2,245         6,716      6,955
                              _______    _______       _______    _______
Other income (expense):
  Interest and other income       426        463         1,229      1,177
  Interest expense                                                    (22)
                              _______    _______       _______    _______
      Totals                      426        463         1,229      1,155
                              _______    _______       _______    _______
Income before income tax        2,856      2,708         7,945      8,110
                              _______    _______       _______    _______
Provision for Federal
  income tax:
    Current                       598      2,393         2,176      2,393
    Deferred                      287     (1,527)          287        202
                              _______    _______       _______    _______
      Totals                      885        866         2,463      2,595
                              _______    _______       _______    _______

Net income                    $ 1,971    $ 1,842       $ 5,482    $ 5,515
                              =======    =======       =======    =======
Earnings per common share     $   .21    $   .20       $   .59    $   .59
                              =======    =======       =======    =======
Cash dividends per share of
  common stock                $  -       $   .08       $   .16    $   .24
                              =======    =======       =======    =======

See Notes to Condensed Consolidated Financial Statements.








                   JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        NINE MONTHS ENDED MARCH 31, 1997
            (Dollars and shares in thousands, except per share data)


                                                     Treasury
            Common Stock    Additional                Stock          Total
            _____________    Paid-in    Retained   ______________ Stockholders'
            Shares Amount    Capital    Earnings   Shares Amount     Equity
            ______ ______   __________  ________   ______ _______ _____________
Balance
July 1,
1996         9,631   $96      $64,129    $ 2,905   (294)  $(3,635)    $63,495

Cash
dividends
($.16 per
share)                                    (1,496)                      (1,496)

Repurchases
of common
stock                                              (226)   (2,226)     (2,226)

Issuance of
shares on
exercise
of stock
options         20     1          192                                     193

Net
income                                     5,482                        5,482
             _____   ___      _______    _______    ____  _______     _______
Balance
March 31,
1997         9,651   $97      $64,321    $ 6,891    (520) $(5,861)    $65,448
             =====   ===      =======    =======    ====  =======     =======


















 See Notes to Condensed Consolidated Financial Statements.

                  JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   NINE MONTHS ENDED MARCH 31, 1997 AND 1996
                             (Dollars in thousands)

                                                         1997          1996
                                                       _______       _______
Operating activities:
  Net income                                           $ 5,482       $ 5,515
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                      3,907         4,960
      Deferred Federal income tax                          287           202
      Net loss (gain) on sales and retirements
        of property and equipment                           15          (344)
      Increase (decrease) from changes in:
        Prepaid expenses and other current assets          773           519
        Other non-current assets                          (128)         (107)
        Accounts payable                                  (107)         (233)
        Other current liabilities                          122           686
        Deferred rent                                     (396)         (216)
        Other liabilities                                  115          (274)
                                                       _______       _______
          Net cash provided by operating activities     10,070        10,708
                                                       _______       _______
Investing activities:
  Net proceeds from location operators                     190           181
  Proceeds from sales of subsidiary and property         1,612         1,024
  Purchases of property and equipment                   (3,088)       (3,422)
  Increase in lease acquisition costs and other
    intangible assets                                     (365)         (311)
  Decrease in lease and other security deposits                           37
                                                       _______       _______
          Net cash used in investing activities         (1,651)       (2,491)
                                                       _______       _______
Financing activities:
  Repayments of long-term debt                                          (949)
  Proceeds from issuance of common stock                   193            33
  Repurchases of common stock                           (2,226)
  Dividends paid                                        (1,496)       (2,226)
                                                       _______       _______
          Net cash used in financing activities         (3,529)       (3,142)
                                                       _______       _______

Net increase in cash and cash equivalents                4,890         5,075
Cash and cash equivalents at beginning of period        39,024        32,916
                                                       _______       _______
Cash and cash equivalents at end of period             $43,914       $37,991
                                                       =======       =======
Supplemental disclosures of cash flow data:
  Cash paid during the period for:
    Interest                                           $   -         $    22
    Federal income tax                                 $ 1,600       $ 1,000

See Notes to Condensed Consolidated Financial Statements.


                     JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General:
             In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly Jackpot's financial position as of March 31, 1997, the results of its operations for the three and nine months ended March 31, 1997 and 1996 and its cash flows for the nine months ended March 31, 1997 and 1996. Information included in the condensed consolidated balance sheet as of June 30, 1996 has been derived from Jackpot's Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended June 30, 1996 (the "1996 Form 10-K"). The earnings for the three and nine months ended March 31, 1997 and 1996 are not necessarily indicative of results for a full year.

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

             In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which is effective for periods, including interim periods, ending after December 15, 1997. Earlier adoption of the statement is not permitted. SFAS 128 establishes standards for computing and presenting earnings per share ("EPS"), including the replacement of the presentation of primary EPS with the presentation of basic EPS, as defined. Upon adoption of SFAS 128, all prior-period EPS data presented shall be restated to conform with the provisions of the statement. As required by SFAS 128, Jackpot will adopt this statement for the three month period ending December 31, 1997. Management believes that the implementation of SFAS 128 will not have a significant impact on EPS.

Note 2 - Earnings per share:
             Earnings per share for the three and nine months ended March 31, 1997 and 1996 are computed by dividing net income by the weighted average number of common shares outstanding. Stock options and warrants have been excluded from the computations because they had no effect on earnings per share.

Note 3 - Stockholders' equity:
           Cash dividends:
             For the nine months ended March 31, 1997, Jackpot paid cash dividends of approximately $1,496,000 ($.16 per common share). On October 29, 1996, Jackpot's Board of Directors announced that it would suspend future payment of quarterly cash dividends, subject to periodic review and reconsideration.

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

           Common stock in treasury:
             Jackpot purchased 140,653 and 225,788 shares of its common stock at the market price on the date of purchase for a total cost of approximately $1,389,000 and $2,226,000, or an average of $9.88 and $9.86 per share during the three and nine months ended
             March 31, 1997, respectively. Purchases during the nine months ended March 31, 1997 include 55,174 shares acquired from American Country Insurance Company for approximately $545,000 (the market price on the date of purchase). Two directors of Jackpot were directors and indirect beneficial owners of an aggregate of more than 51% of the common stock of such insurance company at the time of such purchase.

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

Note 5 - Subsequent events:
           Leases:
             In April 1997, Jackpot entered into four agreements for long-term contract extensions which take effect July 1, 1997. Each agreement provides Jackpot the continued right to operate at certain existing locations and future locations, if any, of such customers. Presently, these agreements involve the operation of approximately 1,174 gaming machines in 76 locations.

             Future minimum lease payments (dollars in thousands) under non-cancelable operating leases or licenses, including the agreements described above, will aggregate approximately $162,106 at June 30, 1997, payable as follows: $32,958 in 1998; $33,092 in
             1999; $25,552 in 2000; $22,458 in 2001; $22,349 in 2002; and
             $25,697 thereafter.

Item 2.  Management's Discussion and Analysis of Financial
         _________________________________________________
         Condition and Results of Operations
         ___________________________________

Capital Resources and Liquidity
_______________________________

    Cash Flows:

    Jackpot's principal sources of cash for the nine months ended March 31, 1997 (the "1997 nine months"), consisted primarily of the cash flows from operating activities and its available cash and cash equivalents which, at June 30, 1996, approximated $39.0 million and at March 31, 1997 approximated $43.9 million.

    Net cash provided by operating activities in the 1997 nine months was $10.1 million. Net cash used in investing activities in the 1997 nine months was approximately $1.7 million which included cash received of approximately $1.8 million and cash used of approximately $3.5 million.
The $1.8 million of cash received from investing activities consisted primarily of the proceeds from the sale of Jackpot's interest in Jackpot City, Inc. (the "Nugget"), a casino operation located in Reno, Nevada. The $3.5 million of cash used was primarily for the purchase of property and equipment.

    Net cash used in financing activities in the 1997 nine months was approximately $3.5 million which resulted from payments for repurchases of common stock and dividends of approximately $2.2 million and $1.5 million, respectively, net of approximately $.2 million of proceeds from the issuance of common stock upon the exercise of stock options.

    Liquidity:

    At March 31, 1997, Jackpot had cash and cash equivalents of approximately $43.9 million, an increase of approximately $4.9 million from June 30, 1996. Jackpot's working capital and current ratio also increased to approximately $43.1 million and 12.7 to 1, respectively, at March 31, 1997, from $40.3 million and 11.2 to 1, respectively, at June 30, 1996 primarily as a result of the activities described above.

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

    Management believes Jackpot's working capital and cash provided by operations will be sufficient to enable Jackpot to meet its planned capital expenditures and other cash requirements for the remainder of the fiscal year ending June 30, 1997. With respect to planned capital expenditures, management anticipates Jackpot will purchase approximately $2.0 million of property and equipment, exclusive of business acquisitions, if any, in the remainder of fiscal 1997 to be used in existing and currently planned new locations.

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

    In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which is effective for periods, including interim periods, ending after December 15, 1997. Earlier adoption of the statement is not permitted. SFAS 128 establishes standards for computing and presenting earnings per share ("EPS"), including the replacement of the presentation of primary EPS with the presentation of basic EPS, as defined. Upon adoption of SFAS 128, all prior-period EPS data presented shall be restated to conform with the provisions of the statement. As required by SFAS 128, Jackpot will adopt this statement for the three month period ending December 31, 1997. Management believes that the implementation of SFAS 128 will not have a significant impact on EPS.

Results of Operations
_____________________

    Revenues:

    Total revenues in the three months ended March 31, 1997 (the "1997 three months") increased approximately $.1 million (from $22.8 million in the three months ended March 31, 1996 (the "1996 three months") to $22.9 million in the 1997 three months), while total revenues in the 1997 nine months decreased approximately $.5 million (from $68.0 million in the nine months ended
March 31, 1996 (the "1996 nine months") to $67.5 million in the 1997 nine months). The increase in total revenues of $.1 million in the 1997 three months was the net result of an increase of $1.2 million (from $21.0 million in the 1996 three months to $22.2 million in the 1997 three months) in gaming machine route operations ("route operations") revenues and a decrease of $1.1 million (from $1.8 million in the 1996 three months to $.7 million in the 1997 three months) in casino operations revenues. The decrease in total revenues of $.5 million in the 1997 nine months was the net result of an increase of $3.1 million (from $62.1 million in the 1996 nine months to $65.2 million in the 1997 nine months) in route operations revenues and a decrease of $3.6 million (from $5.9 million in the 1996 nine months to $2.3 million in the 1997 nine months) in casino operations revenues.

    The increases in route operations revenues in the 1997 three months and 1997 nine months of $1.2 million and $3.1 million, respectively, resulted from a combination of additional revenues generated from new and existing locations, net of lost revenues from terminated locations. New locations generated revenues of approximately $1.5 million and $3.9 million and existing locations generated additional revenues of $.7 million and $2.1 million in the 1997 three months and 1997 nine months, respectively. Terminated locations had generated revenues of $1.0 million and $2.9 million in the 1996 three months and 1996 nine months, respectively.

    The amount of route operations revenues attributable to fixed payment leases and revenue sharing contracts for the three and nine months ended March 31, 1997 and 1996 are summarized below (dollars in thousands):

                                          Three Months Ended March 31,
                                   ____________________________________________
                                            1997                  1996
                                   ____________________     ___________________
                                             Percent                 Percent
                                             of route                of route
                                             operations              operations
                                   Amount    revenues       Amount   revenues
Route operations:                  _______   __________     _______  __________
  Fixed payment leases             $15,074     67.8%        $13,521     64.4%
  Revenue sharing contracts          7,147     32.2           7,479     35.6
                                   _______    _____         _______    _____
    Totals                         $22,221    100.0%        $21,000    100.0%
                                   =======    =====         =======    =====









                                            Nine Months Ended March 31,
                                   ____________________________________________
                                            1997                  1996
                                   ____________________    ____________________
                                             Percent                 Percent
                                             of route                of route
                                             operations              operations
                                   Amount    revenues      Amount    revenues
Route operations:                  _______   __________    _______   __________
  Fixed payment leases             $43,392      66.6%      $39,433      63.5%
  Revenue sharing contracts         21,762      33.4        22,622      36.5
                                   _______     _____       _______     _____
    Totals                         $65,154     100.0%      $62,055     100.0%
                                   =======     =====       =======     =====

    The decreases in casino operations revenues in the 1997 three months and the 1997 nine months were due primarily to the ceasing of operations at the Debbie Reynolds' Hotel and Casino effective March 31, 1996 and the sale of Jackpot's interest in the Nugget on June 30, 1996. The 1996 three months and 1996 nine months include revenues of $1.1 million and $3.6 million, respectively, which were generated at these two locations.

    In April 1997, Jackpot entered into agreements for long-term contract extensions with four of its largest retail chain store customers, two of which were not due to expire June 30, 1997. Despite a long-term relationship with a privately held Northern Nevada-based chain store customer, Jackpot was not willing to agree with the terms sought for a contract extension, which management believed were uneconomic. The present agreement, which expires on June 30, 1997, involves the operation of approximately 272 gaming machines in 16 locations. During the 1997 nine months, Jackpot generated approximately 6% of its total revenues and a significant amount of operating
income from operations at such customer's locations.   The expiration of
this agreement will have an adverse effect on the Company's results of operations for periods beginning July 1, 1997, however, management believes that recently opened locations and projected revenues from presently scheduled openings of new chain store locations through fiscal 1998 will replace a portion of the revenues generated at such lost customer's locations. During the 1997 nine months, Jackpot commenced operations in 6 chain store locations aggregating 90 gaming machines. In addition, at the present time, Jackpot's chain store customers have indicated their intention to open 12 locations, which will add an additional 180 machines during fiscal 1998. While management believes these plans are realistic, no assurance can be given with respect to the ultimate number of future openings, machines or timing. See Item 1 - Business - Gaming Machine Route Operations in the 1996 Form 10-K for a further description of the Company's lease and license agreements.

    Costs and expenses:

    With respect to the four agreements for long-term contract extensions described above, a very competitive pricing environment caused the Company to offer significant increases in location rent over the existing agreements. If such increases in location rent, which are effective July 1, 1997, are not offset by increases in revenues, or by reductions in operating costs, the extension of the agreements will have an adverse effect on the Company's results of operations for periods beginning July 1, 1997. Such agreements provide Jackpot the continued right to operate gaming machines at certain existing locations and future locations, if any, of such customers. Presently, these agreements involve the operation of approximately 1,174 gaming machines in 76 locations.

    Route operations expenses in the 1997 three months and 1997 nine months increased approximately $1.3 million (from $16.3 million in the 1996 three months to $17.6 million in the 1997 three months) and $4.1 million (from $47.7 million in the 1996 nine months to $51.8 million in the 1997 nine months) and, as a percentage of route operations revenues, increased to 79.2% and 79.4% in the 1997 three months and 1997 nine months, respectively, from 77.8% and 76.8% in the 1996 three months and 1996 nine months, respectively. The increases of $1.3 million and $4.1 million over the respective 1996 periods were attributable to increases of $.7 million and $2.3 million, respectively, in location rent, increases of $.1 million and $.3 million, respectively, in payroll costs, increases of $.3 million and $.8 million, respectively, in workers' compensation and group health costs and increases of $.2 million and $.7 million respectively, in other route operations expenses. Route operations expenses increased as a percentage of route operations revenues in the respective 1997 periods primarily because of an increase in location rent, as a percentage of revenues, attributable to revenue sharing contracts and to increases in the costs and expenses described above.

    Casino operations expenses in the 1997 three months and 1997 nine months decreased approximately $1.1 million (from $1.7 million in the 1996 three months to $.6 million in the 1997 three months) and $3.1 million (from $5.2 million in the 1996 nine months to $2.1 million in the 1997 nine months). With respect to casino operations expenses, the 1996 three months and 1996 nine months include approximately $1.1 million and $3.1 million of costs and expenses incurred by the Nugget and the casino operations at the Debbie Reynolds' Hotel and Casino.

    Amortization expense in the 1997 three months and 1997 nine months decreased approximately $.1 million (from $.5 million in the 1996 three months to $.4 million in the 1997 three months) and $.4 million (from $1.7 million in the 1996 nine months to $1.3 million in the 1997 nine months). The decrease in amortization expense in the respective 1997 periods was primarily attributable to reductions in amortization expense related to lease acquisition costs and prior service costs associated with the Jackpot Retirement Plan for Directors. The 1997 three months and 1997 nine months did not include any amortization expense of prior service costs as all such costs had been fully amortized at June 30, 1996.

    Depreciation expense in the 1997 three months and 1997 nine months decreased approximately $.1 million (from $1.0 million in the 1996 three months to $.9 million in the 1997 three months) and $.7 million (from $3.3 million in the 1996 nine months to $2.6 million in the 1997 nine months). The decrease in depreciation expense in the 1997 nine months was primarily attributable to gaming machines acquired in connection with the purchase of a gaming machine route business in 1992, which had become fully depreciated during the three months ended September 30, 1995.

    General and administrative expenses in the 1997 three months remained constant at approximately $1.0 million compared to the 1996 three months, and in the 1997 nine months decreased approximately $.2 million (from $3.2 million in the 1996 nine months to $3.0 million in the 1997 nine months). The decrease in general and administrative expenses in the 1997 nine months was due primarily to decreases in payroll and other compensation related costs.

    Other:

    The effective tax rate in the 1997 three months and 1997 nine months was 31%, which was slightly lower than the 32% rate in the 1996 three months and 1996 nine months primarily because of the increase in tax benefits from tax-exempt interest income.

    General:

    Operating income in the 1997 three months increased approximately $.2 million (from $2.2 million in the 1996 three months to $2.4 million in the 1997 thee months) and decreased approximately $.2 million (from $6.9 million in the 1996 nine months to $6.7 million in the 1997 nine months). The increase in operating income in the 1997 three months resulted primarily from the decreases in amortization and depreciation expenses previously described. The decrease in operating income in the 1997 nine months resulted primarily from decreases in the operating margin of the route operations and casino operations of approximately $1.0 million and $.5 million, respectively, net of an overall decrease in amortization, depreciation and general and administrative expenses of approximately $1.3 million. The decrease of $1.0 million (from $14.4 million in the 1996 nine months to $13.4 million in the 1997 nine months) in the route operations operating margin was due principally to the increase in location rent expense as previously described. The decrease of $.5 million (from $.7 million in the 1996 nine months to $.2 million in the 1997 nine months) in the casino operations operating margin was due primarily to the ceasing of operations at the Debbie Reynolds'
Hotel and Casino and the sale of Jackpot's interest in the Nugget, described above.

    Net income in the 1997 three months increased approximately $.2 million (from $1.8 million in the 1996 three months to $2.0 million in the 1997 three months) and in the 1997 nine months remained constant at approximately $5.5 million compared to the 1996 nine months due to the results of operations described above. Earnings per share in the 1997 three months and 1997 nine months were $.21 and $.59 per share, respectively, compared to earnings per share in the 1996 three months and 1996 nine months of $.20 and $.59, respectively.

    Forward-looking statements:

    Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission contains statements that may be considered forward-looking. In addition, from time to time, the Company may release or publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, competitive pressures, the loss or nonrenewal of any of Jackpot's significant contracts, conditioning or suspension of any gaming license, adverse results of significant litigation matters, possible future financial difficulties of a significant customer and the continued growth of the gaming industry and population in Nevada. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. The Company assumes no obligation to update or supplement forward-looking statements as a result of new circumstances or subsequent events.

                            PART II.  OTHER INFORMATION
                                      _________________

Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               Exhibit 11.1 - Computation of Earnings Per Common Share for the three and nine months ended March 31, 1997 and 1996.

               Exhibit 27.1 - Financial Data Schedule (EDGAR version only).

          (b) Reports on Form 8-K - No Form 8-K was filed for the three months ended March 31, 1997.

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

                                       JACKPOT ENTERPRISES, INC.
                                       _________________________
                                            (Registrant)

                                       By:   /s/ Bob Torkar
                                       _________________________
                                       BOB TORKAR
                                       Senior Vice President - Finance,
                                       Treasurer and Chief Accounting Officer
Date:  May 14, 1997