Form 10-K
period 1997-06-30
JACKPOT ENTERPRISES INC
filed 1997-09-23
CIK 351903

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended June 30, 1997

                                OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to____________

     Commission File Number 1-9728

                    JACKPOT ENTERPRISES, INC.
_________________________________________________________________
     (Exact name of registrant as specified in its charter)

      Nevada                                      88-0169922
___________________________________________   ___________________
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                 Identification No.)

1110 Palms Airport Drive, Las Vegas, Nevada          89119
___________________________________________   ___________________
(Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code: (702) 263-5555
                                                    ______________

Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange
Title of each class                            on which registered
____________________________________________  _______________________
Common Stock - Par value $.01 per share,      New York Stock Exchange
which include certain preferred stock
purchase rights

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days:  Yes    x      No
                         ___        ___

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K:      x
               ___

As of September 1, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $92,916,033.

As of September 1, 1997, there were 9,082,035 shares of the Registrant's common stock outstanding.

                 DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Proxy Statement relating to the 1997 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                               PART I

Item 1.  Business
         ________

General
_______

     Jackpot Enterprises, Inc., a Nevada corporation, ("Jackpot" or the "Company") has been actively engaged, through its subsidiaries, in the gaming industry for over 30 years. The Company is one of the largest gaming machine route operators in the State of Nevada, operating, as of June 30, 1997, 4,075 gaming machines in 419 locations. Jackpot is an established leader in the operation of gaming machines in multiple retail locations ("gaming machine route operations"). In addition to its gaming machine route operations, Jackpot, as of June 30, 1997, operated two casinos with 184 gaming machines. However, as part of its strategy to exit its remaining casino operations, Jackpot continues to market such properties for sale.

     As of June 30, 1997, Jackpot operated 4,259 gaming machines in 421 locations. Approximately 96% of the gaming machines were video poker and 4% were reel-type slot and other machines. For the fiscal year ended June 30, 1997 ("1997"), 97% of total revenues were derived from Jackpot's gaming machine route operations and 3% from its casino operations. Because of the integrated nature of such operations, Jackpot is considered to be engaged in one industry segment.

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

    Enhance Gaming Route Operations. The Company continually seeks to enhance its position as a leader in the Nevada gaming machine route business by providing high levels of service and popular gaming products, cultivating its existing relationships with major customers and expanding its gaming machine route operations through the selective addition of new locations and/or the consolidation of other route operators. The expected continued economic and population growth in Nevada should also benefit the Company. In addition, as appropriate, the Company will explore the possibility of expanding its gaming machine route business to other jurisdictions.

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

     In 1997, approximately 77% of Jackpot's gaming machine route operations revenues were generated by southern Nevada operations and 23% by northern Nevada operations. Management believes that Jackpot has a substantial market share of gaming machine operations in supermarkets, drug stores and merchandise stores in Nevada, and that its customers are primarily local Nevada residents.

     As of June 30, 1997, Jackpot operated in its gaming machine route business 4,075 gaming machines at 419 locations; 129 of the locations contained 15 gaming machines, 44 of the locations contained more than 15 machines and 246 of the locations contained fewer than 15 machines. Change booths are operated at retail store locations with generally 15 gaming machines or more during all store business hours by employees of Jackpot who provide coins and tokens to players of the gaming machines in exchange for currency. On a regular basis, coins and tokens are removed from the gaming machines and the coin and token supply of the change booth is replenished.

     Gaming machines are routinely serviced, repaired, and maintained by mechanics employed by Jackpot. In the opinion of management, Jackpot's gaming machines and associated equipment are well-maintained, adequately insured, and in good working condition.


      The following table sets forth certain historical data showing the changes to the number of machines and locations in Jackpot's gaming machine route operations through June 30, 1997:

                                          As of June 30,


                                 1997(a)  1996   1995   1994  1993
                                 ______   _____  _____  _____ _____
Number of machines
on location                      4,075    4,211  4,284  4,072 4,488
Number of locations                419      439    452    434   486

(a) Excludes 272 machines at 16 locations due to the expiration of a contract with a store chain on June 30, 1997.

     Jackpot's agreements for its locations generally are in the form of written license, lease, sublease or revenue sharing contract and generally give Jackpot the exclusive right to install gaming machines at such locations. License, lease and sublease agreements, which accounted for approximately 68% of total gaming machine route operations revenues in 1997, require payments of fixed monthly fees based upon the amount of space used and/or the number of gaming machines placed at the location. The remainder provide for the payment to the location owner of a rental fee or a revenue sharing arrangement based upon a percentage of the revenues generated by Jackpot's gaming machines at such location. A location owner is not permitted to receive gaming machine revenues (lease or otherwise) based upon a percentage of revenues unless such owner is licensed by the Nevada Gaming Commission. The renewal or extension of agreements at existing locations have generally resulted in increased monthly fees. Licenses, leases and subleases have a wide range of terms and maturities, with expiration dates, including option periods, extending from 1997 to 2008. License, lease and sublease agreements representing approximately 4% of 1997 gaming machine route operations revenues have terms expiring in fiscal 1998.

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

     Jackpot has a significant amount of its gaming machine route operations at retail stores which are part of a group of affiliated store chains. Gaming machine route operations from two groups of affiliated store chains in fiscal 1997, 1996 and 1995 each accounted for more than 10% of Jackpot's total revenues in such fiscal years. The largest six store chains (Albertson's, Inc., American Drug Stores, Inc., Kmart Corporation, Lucky Stores, Inc., Thrifty PayLess, Inc. and Warehouse Markets, Inc.) accounted for approximately 60% of Jackpot's total revenues in 1997.

     Most of Jackpot's licenses, leases and subleases with major retail chains cover a number of specified stores in Nevada and usually provide Jackpot with an option to install gaming machines at any new stores of the retail chain opened in Nevada. All of the licenses, leases and subleases require Jackpot to pay all installation, maintenance and insurance expenses and all taxes in connection with Jackpot's operations at the location. Some of the Company's license, lease or sublease agreements require fixed periodic increases in monthly fees during the term of the contract. Jackpot's license, lease and sublease agreements generally provide that in the event that Jackpot fails to pay the required rental or license fees under such license, lease or sublease or defaults in the performance of any of its other obligations thereunder, the store operator can terminate the license, lease or sublease, usually after notice and a cure period of between 10 and 30 days. These agreements generally also provide that if the store operator terminates its business at a location, the license, lease or sublease is automatically terminated as to that location. Jackpot believes that it is not in default under any of its present licenses, leases or subleases. See Note 7 of Notes to Consolidated Financial Statements.

     The renewal or extension of agreements with major retail chains have generally resulted in increased monthly fees. These contracts often require fixed periodic increases in monthly fees during the term of the contract. In 1997, Jackpot entered into agreements for long-term contract extensions, which became effective July 1, 1997, with four of its largest retail chain store customers, two of which were not due to expire on June 30, 1997. A very competitive pricing environment caused the Company to offer significant increases in location rent over the existing agreements. Such agreements provide Jackpot the continued right to operate gaming machines at certain existing locations and future locations, if any, of such customers. As of June 30, 1997, these agreements involve the operation of approximately 1,174 gaming machines in 76 locations.

      Despite a long-term relationship with Warehouse Markets, Inc. Jackpot was not willing to agree with the terms sought for a contract extension, which management believed were uneconomic. The agreement, which expired on June 30, 1997, involved the operation of approximately 272 gaming machines in 16 locations. In 1997, Jackpot generated approximately 6% of its total revenues and a significant amount of operating income from operations at such customer's locations.

     With respect to fiscal 1998, the Company's results of operations will be adversely affected compared to 1997 due to the intensely competitive market conditions prevailing for gaming machine route operators, the loss of a significant chain store customer described above and to significant increases in location rent, effective July 1, 1997, in connection with long-term contract renewals with four of Jackpot's largest chain store customers.

     However, management believes that the following may lessen the adverse effects described above: (i) increased revenues at existing locations as a result of the maturing of several recently opened new chain store locations, (ii) additional revenues from new locations scheduled to be opened by Jackpot's largest chain store customers, (iii) increased revenues at existing locations due to capital improvements or replacements of gaming machines, and (iv) certain cost reductions based on potential improvements to current operating information systems. While management believes that these events will occur, they are, in part, based upon factors that are outside the Company's control. Accordingly, no assurance can be given that such benefits will occur.

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

     During 1997, Jackpot entered into definitive agreements to sell the Owl Club and the Pony Express Casino, subject to the potential purchaser obtaining Nevada gaming regulatory approvals and licenses. However, as a result of such potential purchaser's withdrawal of his gaming application with the Nevada gaming authorities in August 1997, such transactions did not occur. The Company continues to market its two remaining casinos for sale. However, unless Jackpot is able to enter into agreements for the sale of these properties, on terms acceptable to Jackpot, no assurance can be given that such disposals will occur.

     The Owl Club, as of June 30, 1997, operated 90 gaming machines and two live table games in Battle Mountain, Nevada. The Owl Club also has a beverage operation incident to the conduct of gaming activities, a restaurant operation and an eighteen room motel. Jackpot owns the land and buildings used in the Owl Club's casino and motel operations. The Owl Club primarily serves local residents and markets with its food and informal and congenial atmosphere.

     Jackpot manages the casino operations of the Pony Express Casino in Jackpot, Nevada under a five-year space lease agreement, which Jackpot may terminate after September 15, 1997 upon fifteen days written notice to the lessor. As of June 30, 1997, Jackpot operated 94 gaming machines in approximately 2,600 square feet of casino space. The Pony Express Casino attracts hotel guests, local residents and tourists, primarily from the Idaho market.

    For additional information concerning Jackpot's operations, see
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Suppliers
_________

     Jackpot purchases a variety of models and styles of gaming machines primarily from one manufacturer, International Game Technology ("IGT"). Although the Company purchased approximately 90% of its gaming machines from IGT in 1997, Jackpot does not believe it is dependent upon IGT for future purchases. Jackpot does not have a contractual commitment for future purchases with IGT, or any other manufacturer. Each gaming machine accepts only one denomination of coin and, with minor exceptions, each location will have a variety of machines requiring different denominations of coins. Gaming machines operated by Jackpot are multiple coin play. Multiple coin play allows a player to wager several coins of the same denomination on each play. Jackpot continually tests, on a trial basis, new machines from various gaming machine manufacturers to determine which games and models will appeal to its customers to enhance play levels.

Employees
_________

     As of June 30, 1997, Jackpot employed approximately 875 persons, the substantial portion of whom are non-management personnel. None of Jackpot's employees are covered by a collective bargaining agreement and Jackpot believes that it has satisfactory employee relations.

Competition
___________

     Gaming machines and gaming of all types are available in Nevada in casinos and hotel casinos, as well as in locations similar to those of Jackpot, all of which compete directly or indirectly with Jackpot. Jackpot has been and is subject to substantial direct competition for the operation of gaming machines in approved locations from numerous small gaming machine route operators and some large operators, located principally in Las Vegas, Reno and their surrounding areas. Management believes at least one of these competitors has more gaming machines or locations than Jackpot. In addition, a limited number of these competitors manufacture gaming machines. The principal methods of competition for gaming machine locations are the lease, sublease, license or revenue sharing terms, the service provided by the route operator and the experience, reputation and financial strength of the route operator. In recent years Jackpot has faced increased competition in its gaming machine route operations, and as certain of its licenses, leases and subleases have begun to expire, it has faced strong competition from other route operators who have attempted or captured locations by offering more favorable terms to retail store owners. As a result of such competition, along with the Company's continual evaluation of leases and strict adherence to management's pricing guidelines, revenues generated from route operations, which are attributable to revenue sharing contracts, have decreased from $33.5 million in 1995 to $28.8 million in 1997. For additional information concerning Jackpot's operations, see
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

     The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) to provide a source of state and local revenues through taxation and licensing fees. Change in such laws, regulations and procedures could have an adverse effect on the Company's gaming operations.

     Corporations that operate casinos and gaming machine routes in Nevada are required to be licensed by the Nevada Gaming
Authorities. A gaming license requires the periodic payment of fees and taxes and is not transferable. The Company is registered by the Nevada Commission as a publicly traded corporation
("Registered Corporation") and as such, it is required periodically to submit detailed financial and operating reports to the Nevada
Commission and furnish any other information which the Nevada
Commission may require. The Company has been found suitable by the Nevada Commission to own the stock of Cardivan Company, Corral Coin, Inc., Corral Country Coin, Inc., and Corral United, Inc.
(the "Route Subsidiaries") and Jackpot Gaming, Inc.  Jackpot
Gaming, Inc. is registered as a holding corporation and is approved by the Nevada Gaming Authorities to own the stock of the Owl Club and the Pony Express Casino (the "Casino Subsidiaries"). No person may become a stockholder of, or receive any percentage of profits from, the Route Subsidiaries, Jackpot Gaming, Inc., or the Casino
Subsidiaries without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company, the Route
Subsidiaries, Jackpot Gaming, Inc. and the Casino Subsidiaries have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

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

     The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Company's Board of Directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purposes of acquiring control of the Registered Corporation.

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


                                          Approximate   Percentage
Location                   Use               Size       Utilization
________              ________________   _____________  ___________

OWNED PROPERTIES:

Battle Mountain,      Casino and motel   10,000 sq. ft.    100%
Nevada                operations

LEASED PROPERTIES:

Las Vegas, Nevada     Executive offices, 34,000 sq. ft.    100%
                      warehouse and shop

Reno, Nevada          Offices and shop   10,000 sq. ft.    100%

Throughout Nevada     Gaming machine     various sq. ft.   100%
                      operations         per location

Jackpot, Nevada       Casino operations  2,600 sq. ft.     100%

Item 3.  Legal Proceedings
         _________________

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         ___________________________________________________

Not applicable.

Executive Officers of the Registrant
____________________________________

     The executive officers of Jackpot are appointed by the Board of Directors for an unspecified term and can be terminated at the Board's discretion; however, Mr. Kornstein has an employment agreement with Jackpot which currently expires on September 30, 2000. The agreement is automatically extended for additional one year periods on each October 1 unless, not later than the March 31, immediately preceding each October 1, notice is given by Jackpot or Mr. Kornstein. The current executive officers of Jackpot (none of whom has a family relationship with one another), their ages and positions are as follows:

                                                    Year Became An
      Name          Age        Position           Executive Officer
________________    ___   _______________________ _________________

Don R. Kornstein    45    President,                      1994
                          Chief Executive Officer
                          and Director

George Congdon      48    Senior Vice President -         1995
                          Operations

Bob Torkar          46    Senior Vice President -         1991
                          Finance, Treasurer and
                          Chief Accounting Officer


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

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters
         _________________________________________________

     Jackpot's common stock, par value $.01 per share (the "Common Stock"), is listed on the New York Stock Exchange (NYSE) with the trading symbol "J". The following table sets forth the range of high and low prices for shares of the Common Stock for the fiscal quarters indicated, as furnished by the NYSE, and the per share cash dividends paid during those fiscal quarters.



                        JACKPOT COMMON STOCK
___________________________________________________________________

                                                   Dividends
                                 High     Low        Paid
___________________________________________________________________
Fiscal 1996
    First Quarter               $11.25   $ 9.38      $.08
    Second Quarter               13.88    10.75       .08
    Third Quarter                12.63    10.75       .08
    Fourth Quarter               13.88    10.75       .08

___________________________________________________________________
Fiscal 1997
    First Quarter               $12.75   $ 9.63      $.08
    Second Quarter               11.25     9.63       .08
    Third Quarter                10.75     9.75         -
    Fourth Quarter               12.75     9.63         -
___________________________________________________________________

     As of September 5, 1997 there were approximately 2,000 holders of record of Common Stock. The number of holders of record of Jackpot's Common Stock on September 5, 1997 was computed by a count of record holders.

     A policy of quarterly cash dividends, which had been effective since July 1987, was suspended on October 29, 1996 by Jackpot's Board of Directors. Future payment of quarterly cash dividends, if any, is subject to periodic review and reconsideration. Jackpot paid two quarterly cash dividends and four quarterly cash dividends of $.08 per share to its stockholders of record in fiscal 1997 and 1996, respectively.

Item 6.   Selected Financial Data
          _______________________

The following information has been derived from Jackpot's consolidated financial statements:

                                Years Ended June 30,
                    _______________________________________________
                     1997     1996       1995     1994       1993
                    _______  _______    _______  _______    _______
        (Dollars and shares in thousands, except per share data)

OPERATING DATA:

Total revenues      $91,904  $91,108    $96,853  $98,335    $83,271
___________________________________________________________________
Operating income    $ 9,822  $ 7,094(1) $ 8,968  $ 9,409(1) $11,251
___________________________________________________________________
Income (loss) from
  continuing
  operations        $11,368  $ 8,610    $ 9,875  $(7,052)(2)$10,018
___________________________________________________________________
Net income (loss)   $ 7,844  $ 5,855(3) $ 6,616  $(4,584)(3)$ 6,506
___________________________________________________________________
Earnings (loss)
  per common and
  common equivalent
  share (4)(5):
    Net income
    (loss)          $   .85  $   .63    $   .72  $  (.50)   $   .80
___________________________________________________________________
Earnings (loss)
  per common share -
  assuming full
  dilution (4)(6):
    Net income
    (loss)          $   .85  $   .63    $   .72  $  (.50)   $   .78
___________________________________________________________________
Dividends declared
  per share (4)     $   .16  $   .32    $   .32  $   .31    $   .38
___________________________________________________________________
Average primary
  common equivalent
  shares (4)          9,237    9,307      9,235    9,211      8,532
___________________________________________________________________
OTHER DATA:

    EBITDA (7)      $16,557  $17,093    $18,125  $18,896    $19,338
    Net cash
      provided by
      operating
      activities    $14,584  $12,778    $18,068  $18,367    $17,707
    Net cash used
      in investing
      activities    $(1,557) $(3,091)   $(4,330) $(9,689)   $(8,338)
    Net cash
      provided by
      (used in)
      financing
      activities    $(4,106) $(3,579)   $(4,365) $(4,128)   $   890

    Capital
      expenditures  $ 3,393  $ 4,267    $ 4,044  $13,452(8) $ 3,187
    Amortization    $ 1,728  $ 2,199    $ 2,880  $ 2,916    $ 2,326
    Depreciation    $ 3,461  $ 4,284    $ 5,349  $ 5,813    $ 4,922
_____________________________________________________________________
BALANCE SHEET DATA
(at end of period):

Working capital     $46,329  $40,336    $31,640  $22,022    $28,614
_____________________________________________________________________
Total assets        $75,267  $70,742    $71,959  $73,459    $76,752
_____________________________________________________________________
Long-term debt,
  net of
  current portion   $        $          $   271  $ 1,403    $ 2,584
_____________________________________________________________________
Stockholders'
  equity            $67,281  $63,495    $60,216  $56,266    $63,361
_____________________________________________________________________
(See notes on following page)

(1) Operating income includes: in 1996, a pretax loss of $2.2 million from the write-down and sale of certain casino properties (see Note 3 of Notes to Consolidated Financial
     Statements); in 1994, a pretax cost of $1.3 million in connection with the severance agreement with Jackpot's former chief executive officer.

(2) Income (loss) from continuing operations includes: in 1994, a pretax loss of $16.9 million ($11.0 million after tax, or $1.20 per share) for Jackpot's share of the closing costs, write-down of certain assets and operating loss in a dockside casino facility in Tunica, Mississippi.

(3) Net income (loss) includes: in 1996, a pretax loss of $2.2 million from the write-down and sale of certain casino properties (see Note 3 of Notes to Consolidated Financial
     Statements); in 1994, a pretax loss of $16.9 million ($11.0 million after tax, or $1.20 per share) for Jackpot's share of the closing costs, write-down of certain assets and operating loss in a dockside casino facility in Tunica, Mississippi.

(4) All share and per share amounts have been retroactively adjusted in 1993 for a 10% stock dividend declared July 1, 1993.

(5) Earnings per share calculations in 1993 have been based on weighted average shares outstanding adjusted for the number of common share equivalents attributable to stock options and warrants.

(6) Earnings per share - assuming full dilution in 1993 includes the assumed conversion of certain convertible subordinated debentures. The average common and common equivalent shares outstanding assuming full dilution was 10.0 million shares in 1993.

(7) EBITDA represents earnings before interest expense, income tax, depreciation, amortization and other non-cash items.
     EBITDA should not be construed as an alternative to operating income or net income (as determined in accordance with generally accepted accounting principles), as an indicator of the Company's operating performance, as an alternative to cash flows provided by operating activities (as determined in accordance with generally accepted accounting principles), or as a measure of liquidity. EBITDA is presented solely as a supplemental disclosure because management believes that it enhances the understanding of the financial performance of a company with substantial amortization and depreciation expense.

(8) Capital expenditures in 1994 includes purchases of $9.0 million of property in connection with a dockside casino facility in Tunica, Mississippi.

Item 7.  Management's Discussion and Analysis of Financial
         _________________________________________________
         Condition and Results of Operations
         ___________________________________

Capital Resources and Liquidity
_______________________________

     Cash Flows:

     Jackpot's principal sources of cash for the fiscal years ended June 30, 1997, 1996 and 1995 (referred to herein as "1997",
"1996" and "1995", respectively), consisted of the cash flows from operating activities and its available cash and cash equivalents.

     Net cash provided by operating activities in 1997 increased
$1.8 million, from $12.8 million in 1996 to $14.6 million in 1997.
The increase of $1.8 million was due primarily to the increase from the change in other current liabilities. Net cash used in investing activities in 1997 was approximately $1.6 million which included cash used of approximately $3.9 million and cash received of approximately $2.3 million. The $3.9 million of cash used included payments of approximately $3.4 million primarily for purchases of property and equipment in connection with Jackpot's gaming machine route operations ("route operations"). The $2.3 million of cash received from investing activities consisted primarily of the proceeds from the sale of Jackpot's interest in Jackpot City, Inc. (the "Nugget"), a casino operation located in Reno, Nevada and aggregate proceeds from sales of other non-current assets.

     Net cash used in financing activities in 1997 was approximately $4.1 million which resulted from payments for repurchases of common stock and dividends of approximately $2.8 million and $1.5 million, respectively, net of approximately $.2 million of proceeds from the issuance of common stock upon the exercise of stock options.

     As a result of the combination of net cash provided by operating activities of approximately $14.6 million less net cash used in investing and financing activities of approximately $1.6 million and $4.1 million, respectively, cash and cash equivalents in 1997 increased approximately $8.9 million.

     Net cash provided by operating activities in 1996 decreased
$5.3 million, from $18.1 million in 1995 to $12.8 million in 1996.
The decrease of $5.3 million resulted primarily from a decrease of $2.5 million in the route operations margin (from $21.6 million in 1995 to $19.1 million in 1996) and an increase of $1.8 million for payments of Federal income tax. Net cash used in investing activities in 1996 was approximately $3.1 million which included cash used of approximately $4.7 million and cash received of approximately $1.6 million. The $4.7 million of cash used included payments of approximately $4.3 million primarily for purchases of property and equipment in connection with Jackpot's route operations. The $1.6 million of cash received from investing activities consisted primarily of aggregate proceeds from sales of other non-current assets.

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

     Net cash provided by operating activities in 1995 was approximately $18.1 million. Net cash used in investing activities in 1995 was approximately $4.3 million which included cash used of approximately $6.0 million and cash received of approximately $1.7 million. The $6.0 million of cash used included payments of approximately $4.0 million primarily for purchases of property and equipment in connection with Jackpot's route operations and approximately $1.5 million used for advances to the dockside casino facility in Tunica County, Mississippi (the
"Tunica Facility"), which closed permanently on July 8, 1994.
Such advances to the Tunica Facility were used for payment toward
Jackpot's share of unpaid liabilities and estimated closing costs, which were fully accrued as of June 30, 1994. The $1.7 million of cash received from investing activities included aggregate proceeds from sales of short-term investments and sales of certain assets.

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



     Liquidity:

     In 1997, Jackpot purchased approximately $3.4 million of property and equipment, as described above. Approximately $3.0 million of the $3.4 million was associated with equipment purchased for gaming locations. Management anticipates that Jackpot will purchase approximately $8.5 million of property and equipment, exclusive of business acquisitions, if any, for the fiscal year ending June 30, 1998 ("1998").

     At June 30, 1997, Jackpot had cash and cash equivalents of approximately $47.9 million, an increase of approximately $8.9 million, or 23%, from the beginning of 1997. Jackpot had working capital of approximately $46.3 million at June 30, 1997, which increased from $40.3 million at June 30, 1996 primarily as a result of the activities described above.

     On October 29, 1996, Jackpot's Board of Directors announced that it would suspend future payment of quarterly cash dividends,
subject to periodic review and reconsideration.   Further, the
Board authorized Jackpot's management to repurchase up to 500,000 shares of its common stock, from time to time, at prevailing market prices.  Since such authorization, Jackpot has repurchased
283,771 shares of common stock at a cost of approximately $2.8 million.

     On May 24, 1995, Jackpot notified Phar-Mor, Inc. ("Phar-
Mor"), a large chain store, that it was in default under the terms
of certain agreements.   On July 25, 1995, Phar-Mor notified
Jackpot that it disagreed with Jackpot's position and asserted that Jackpot was in default under the terms  of an amended
agreement.  On or about March 7, 1996, Phar-Mor filed a lawsuit against Jackpot in the United States Bankruptcy Court for the
Northern District of Ohio, claiming it is owed approximately $1 million under the amended agreement.  Jackpot has filed an answer and counterclaim reflecting its position that under an original agreement Jackpot is owed in excess of $3 million.  All discovery has been completed and the parties have filed cross motions for summary judgment.  The Court has not yet ruled upon such motions.
Jackpot, based upon discussions with counsel, does not believe it is probable that Phar-Mor will prevail in this matter.  If Phar-
Mor were to prevail, Jackpot could be liable for certain
obligations up to $1 million.  If Jackpot were to prevail, it would become an unsecured creditor of Phar-Mor in an amount in excess of $3 million.  For further information concerning this matter, see Note 7 of Notes to Consolidated Financial Statements.

     Management believes Jackpot's working capital and cash provided by operations will be sufficient to enable Jackpot to meet its planned capital expenditures and other cash requirements in 1998. Jackpot continues to selectively explore expansion opportunities, both in and outside Nevada, and various potential acquisitions, both gaming and nongaming. Management believes working capital and cash provided by operations will be sufficient to enable Jackpot to pursue expansion opportunities; however, Jackpot may seek additional debt or equity financing to facilitate expansion opportunities and potential acquisitions.

     Recently Issued Accounting Standards:

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

     In October 1995, the FASB issued Statement of Financial
Accounting Standards No. 123, "Accounting for Stock-Based
Compensation" ("SFAS 123"), which is effective for fiscal years beginning after December 15, 1995. Although SFAS 123 encourages an entity to measure compensation by applying the fair value method of accounting for employee stock-based compensation arrangements, it permits an entity to continue to account for employee stock-based compensation arrangements under the provisions of Accounting Principles Board Opinion 25 ("APB 25").
Jackpot has elected to continue to account for stock-based compensation in accordance with APB 25. The pro forma effect on net income and earnings per share, as if the fair value recognition provisions had been applied, is provided in a note to the consolidated financial statements, as required by SFAS 123. See Note 5 of Notes to Consolidated Financial Statements.

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

     In February 1997, the FASB issued Statement of Financial
Accounting Standards No. 129, "Disclosure of Information about
Capital Structure" ("SFAS 129"), which is effective for periods ending after December 15, 1997. SFAS 129 establishes standards for disclosing information about an entity's capital structure.
Management intends to comply with the disclosure requirements of this statement.

     In June 1997, the FASB issued Statement of Financial
Accounting Standards No. 130, "Reporting Comprehensive Income"
("SFAS 130"), which is effective for fiscal years beginning after December 15, 1997. SFAS 130 requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Management does not believe this statement will have a material impact on the consolidated financial statements.

     In June 1997, the FASB issued Statement of Financial
Accounting Standards No. 131, "Disclosure About Segments of an
Enterprise and Related Information" ("SFAS 131"), which is effective for fiscal years beginning after December 15, 1997.
SFAS 131 establishes additional standards for segment reporting in the financial statements. Management has not determined the extent of the disclosure required by SFAS 131.

Overview
________

     Jackpot has a significant amount of its route operations at retail stores which are part of a group of affiliated store chains. Route operations from two groups of affiliated store chains in 1997, 1996 and 1995 each accounted for more than 10% of Jackpot's total revenues in such fiscal years. The largest six store chains (Albertson's, Inc., American Drug Stores, Inc., Kmart
Corporation, Lucky Stores, Inc., Thrifty PayLess, Inc. and
Warehouse Markets, Inc.) accounted for approximately 60% of Jackpot's total revenues in 1997. The renewal or extension of agreements with such customers have generally resulted in increased monthly fees. These contracts often require fixed periodic increases in monthly fees during the term of the contract. With respect to the accounting treatment of fixed periodic increases in monthly fees associated with these contracts, the Company is required to average annual lease costs over the term of the contract. As a result of such accounting treatment, annual lease costs generally increase significantly in the first year of an extended contract for the respective locations covered by the contract and, thereafter, remain constant for existing locations during the term of the contract.

     In 1997, Jackpot entered into agreements for long-term contract extensions, which became effective July 1, 1997, with four of its largest retail chain store customers, two of which were not due to expire on June 30, 1997. A very competitive pricing environment caused the Company to offer significant increases in location rent over the existing agreements. Such agreements provide Jackpot the continued right to operate gaming machines at certain existing locations and future locations, if any, of such customers. As of June 30, 1997, these agreements involve the operation of approximately 1,174 gaming machines in 76 locations.

     Despite a long-term relationship with Warehouse Markets, Inc.
Jackpot was not willing to agree with the terms sought for a contract extension, which management believed were uneconomic.
The agreement, which expired on June 30, 1997, involved the operation of approximately 272 gaming machines in 16 locations. In 1997, Jackpot generated approximately 6% of its total revenues and a significant amount of operating income from operations at such customer's locations.

     With respect to 1998, the Company's results of operations will be adversely affected compared to 1997 due to the intensely competitive market conditions prevailing for gaming machine route operators, the loss of a significant chain store customer described above and to significant increases in location rent, effective July 1, 1997, in connection with long-term contract renewals with four of Jackpot's largest chain store customers.

     However, management believes that the following may lessen the adverse effects described above: (i) increased revenues at existing locations as a result of the maturing of several recently opened new chain store locations, (ii) additional revenues from new locations scheduled to be opened by Jackpot's largest chain store customers, (iii) increased revenues at existing locations due to capital improvements or replacements of gaming machines, and (iv) certain cost reductions based on potential improvements to current operating information systems. While management believes that these events will occur, they are, in part, based upon factors that are outside the Company's control. Accordingly, no assurance can be given that such benefits will occur.


Results of Operations
_____________________

The table below presents the changes in comparative financial data from 1995 to 1997 (dollars in thousands):


                                    Years Ended June 30,

             ___________________________________________________________________

                       1997                     1996                 1995
            ________________________ __________________________ ______________
                   Percent  Percent         Percent   Percent          Percent
                   of       Increase        of        Increase         of
            Amount Revenues(Decrease)Amount Revenues (Decrease) Amount Revenues
            ______ ________ ________ ______ ________  ________  ______ ________

Revenues:
 Route
 operations $88,895  96.7%   6.4%   $83,533  91.7%     (5.0)%  $ 87,892  90.7%
 Casino
 operations   3,009   3.3  (60.3)     7,575   8.3     (15.5)      8,961   9.3
            _______ _____  _____    _______ _____     _____    ________ _____
   Totals    91,904 100.0     .9     91,108 100.0      (5.9)     96,853 100.0
            _______ _____  _____    _______ _____     _____    ________ _____

Costs
and
expenses:
 Route
 operations  69,905  76.0    8.4     64,460  70.8      (2.8)     66,342  68.5
 Casino
 operations   2,835   3.1  (57.4)     6,661   7.3     (15.7)      7,904   8.1
 Amortization 1,728   1.9  (21.4)     2,199   2.4     (23.6)      2,880   3.0
 Depreciation 3,461   3.8  (19.2)     4,284   4.7     (19.9)      5,349   5.5
 General and
   admin-
   istrative  4,153   4.5    (.2)     4,163   4.5     (23.0)      5,410   5.6
 Loss from
 write-down
 and sale
 of casino
 properties                           2,247   2.5
            _______ _____  _____    _______ _____     _____     _______ _____
   Totals    82,082  89.3   (2.3)    84,014  92.2      (4.4)     87,885  90.7
            _______ _____  _____    _______ _____     _____     _______ _____

Operating
income        9,822  10.7   38.5      7,094   7.8     (20.9)      8,968   9.3

Other
income, net   1,546   1.6    2.0      1,516   1.7      67.1         907    .9
            _______ _____  _____    _______  ____     _____     _______ _____
Income
before
income tax   11,368  12.3   32.0      8,610   9.5     (12.8)      9,875  10.2

Provision
for
income tax    3,524   3.8   27.9      2,755   3.1     (15.5)      3,259   3.4
            _______ _____  _____    _______  ____     _____     _______ _____

Net income  $ 7,844   8.5%  34.0%   $ 5,855   6.4%    (11.5)%   $ 6,616   6.8%
            =======  ===== =====    =======  ====     =====     ======= =====

     Revenues generated from route operations are attributable to fixed payment leases and revenue sharing contracts. Such revenues for 1997, 1996 and 1995 are summarized below (dollars in thousands):


                    1997                     1996                  1995
               ___________________    ___________________  ____________________

                        Percent                Percent            Percent
                        of route               of route           of route
                        operations             operation          operations
                Amount  revenues     Amount    revenues   Amount  revenues
               _______  ___________  _______   __________ _______ ____________

Route
operations:
  Fixed
  payment
  leases       $60,106     67.6%     $53,258       63.8%  $54,386    61.9%
  Revenue
  sharing
  contracts     28,789     32.4       30,275       36.2    33,506    38.1
               _______    _____      _______      _____   _______   _____
               $88,895    100.0%     $83,533      100.0%  $87,892   100.0%
               =======    =====      =======      =====   =======   =====


1997 compared to 1996
_____________________

     Revenues:

     Total revenues in 1997 increased $.8 million, from $91.1 million in 1996 to $91.9 million in 1997. The increase in total revenues of $.8 million was the net result of an increase of $5.4 million (from $83.5 million in 1996 to $88.9 million in 1997) in route operations revenues and a decrease of $4.6 million (from $7.6 million in 1996 to $3.0 million in 1997) in casino operations revenues.

     The increase in route operations revenues of $5.4 million, which represented a 6.4% increase, resulted from a combination of additional revenues generated from new and existing locations, net of lost revenues from terminated locations. In 1997, new locations generated revenues of $6.3 million and existing locations generated additional revenues of $2.9 million. Terminated locations had generated revenues of $3.8 million in 1996.

     As described previously, a significant amount of Jackpot's route operations revenues is derived from five retail chain store customers pursuant to license or lease agreements. As of June 30, 1997, such agreements involved the operation of 1,539 machines in 98 locations.

     The decrease in casino operations revenues in 1997 of $4.6 million was due primarily to the ceasing of operations at the Debbie Reynolds' Hotel and Casino ("Debbie's Casino"), effective March 31, 1996, and the sale of Jackpot's interest in the Nugget on June 30, 1996. 1996 includes revenues of $4.3 million generated at these two locations.

     Costs and expenses:

     Route operations expenses in 1997 increased $5.4 million (from $64.5 million in 1996 to $69.9 million in 1997) and, as a percentage of route operations revenues, increased to 78.6% in 1997 from 77.2% in 1996. The increase of $5.4 million in 1997 was attributable to increases of $2.9 million in location rent expense, which was principally related to new chain locations, $1.3 million in workers' compensation and group health costs, $.4 million in payroll costs and $.8 million in other route operations expenses. Route operations expenses in 1997 increased as a percentage of route operations revenues primarily because of an increase in location rent, as a percentage of revenues, attributable to revenue sharing contracts and to increases in the costs and expenses described above. In general, the costs associated with revenues generated at new revenue sharing locations have been greater as a percentage of revenues than have the costs associated with the lost revenues.

     Casino operations expenses in 1997 decreased $3.8 million, from $6.6 million in 1996 to $2.8 million in 1997. With respect to casino operations expenses, 1996 includes $3.8 million of costs and expenses incurred by the Nugget and Jackpot's casino operations at Debbie's Casino.

     Amortization expense decreased $.5 million in 1997, from $2.2 million in 1996 to $1.7 million in 1997. The decrease in amortization expense in 1997 was primarily attributable to reductions in amortization expense related to lease acquisition costs and prior service costs associated with the Jackpot
Retirement Plan for Directors. 1997 did not include any amortization expense of prior service costs as all such costs have been fully amortized at June 30, 1996.

     Depreciation expense in 1997 decreased $.8 million, from $4.3 million in 1996 to $3.5 million in 1997. The decrease in depreciation expense in 1997 was primarily attributable to gaming machines acquired in connection with the purchase of a gaming machine route business in 1992, which had become fully depreciated in 1996.

     General and administrative expenses in 1997 remained constant at approximately $4.2 million compared to 1996.

     Other income (expense):

     Other income (expense) in 1997, which consists primarily of tax-exempt interest income, remained constant at approximately
$1.5 million compared to 1996.

     Other:

     The effective tax rate in 1997 was approximately 31%, which was slightly lower than the 32% rate in 1996 primarily because of the increase in the tax benefit from tax-exempt interest income in 1997.

     General:

     Operating income in 1997 increased $2.7 million, from $7.1 million in 1996 to $9.8 million in 1997. Operating income in 1996 includes a charge of approximately $2.2 million, which consisted primarily of the write-down of the carrying amount of certain long-lived assets of Jackpot Owl, Inc. (the "Owl Club") to fair value. The remainder of the increase in operating income of approximately $.5 million resulted primarily from a decrease in amortization and depreciation expenses of approximately $1.3 million, net of a decrease in the casino operations operating margin of $.7 million. The decrease of $.7 million (from $.9 million in 1996 to $.2 million in 1997) was due primarily to the ceasing of Jackpot's operations at Debbie's Casino and the sale of Jackpot's interest in the Nugget, as previously described.

     Net income in 1997 increased $2.0 million (from $5.8 million in 1996 to a record $7.8 million in 1997) and earnings per share in 1997 was a record $.85, versus earnings per share in 1996 of $.63 due primarily to the results of the operations described above.

1996 compared to 1995
_____________________

     General:

     On August 13, 1996, Jackpot's Board of Directors approved a plan to dispose of the Owl Club and Jackpot's Highway 93 Casino, Inc. (the "Pony Express Casino"), Jackpot's two remaining casinos, as part of its strategy to exit its casino operations. This decision was reached after considering that these casino operations generated unacceptably low returns on capital, possessed limited growth prospects and commanded a disproportionately high amount of management time.

    Prior to the Board's approval to dispose of Jackpot's two remaining casinos, Jackpot sold its interest in the Nugget effective June 30, 1996. As a result of Jackpot's decision to dispose of its remaining casinos and the sale of the Nugget, a charge of approximately $2.2 million was recorded in the fourth quarter of 1996. The charge consisted primarily of the write-down of the carrying amount of certain long-lived assets of the Owl Club to fair value. Principally, as a result of this charge, net income and earnings per share in 1996 decreased to $5.9 million and $.63, respectively, from $6.6 million and $.72, respectively, in 1995.

     Revenues:

     Total revenues in 1996 decreased $5.8 million, from $96.9 million in 1995 to $91.1 million in 1996. The decrease in total revenues of $5.8 million was the net result of a decrease of $4.4 million (from $87.9 million in 1995 to $83.5 million in 1996) in route operations revenues and a decrease of $1.4 million (from $9.0 million in 1995 to $7.6 million in 1996) in casino operations revenues.

     The decrease in route operations revenues of $4.4 million was due primarily to the closing or loss, based on management's commitment to maintain pricing discipline, of certain non-chain locations and to the loss of the Company's right to operate at all three Phar-Mor locations in Nevada due to the permanent closing by Phar-Mor of such locations in connection with Phar-Mor's bankruptcy reorganization plan. The decrease in route operations revenues resulted from a combination of additional revenues generated from new locations, net of lost revenues from terminated locations and a decrease in revenues at existing locations. In 1996, new locations generated revenues of approximately $4.4 million. Terminated locations had generated revenues of $6.7 million in 1995, while revenues at existing locations decreased $2.1 million in 1996.

     The decrease in casino operations revenues in 1996 of approximately $1.4 million was due principally to the decline in Jackpot's revenues generated at Debbie's Casino. Such decline was due to the ceasing of Jackpot's casino operations at the location, effective March 31, 1996, and also to a decrease in revenues for the nine months ended March 31, 1996, versus the comparable prior year period. Jackpot had operated approximately 175 gaming machines at this location.

     Costs and expenses:

     Route operations expenses in 1996 decreased $1.9 million (from $66.3 million in 1995 to $64.4 million in 1996) and, as a percentage of route operations revenues, route operations expenses increased to 77.2% in 1996 from 75.5% in 1995. The decrease of $1.9 million was attributable to decreases of $.8 million in location rent expense, $.2 million in payroll costs, $.4 million in workers' compensation costs and $.5 million in other route operations expenses. Route operations expenses in 1996 increased as a percentage of route operations revenues primarily because of the loss of the right to operate at the Phar-Mor locations, with which route operations expenses were lower as a percentage of route operations revenues than Jackpot's overall percentage, from the decrease in revenues at existing fixed payment lease locations and from the increase in location rent expense, as a percentage of route operations revenues, attributable to revenue sharing contracts. In general, the costs associated with revenues generated at new locations have been greater as a percentage of revenues than have the costs associated with the lost revenues.

     Casino operations expenses in 1996 decreased $1.2 million (from $7.9 million in 1995 to $6.7 million in 1996) and, as a percentage of casino operations revenues, casino operations expenses decreased to 87.9% in 1996 from 88.2% in 1995 due primarily to the closing in February 1995 of operations of Water Street Casino, Inc. dba the Post Office Casino (the "Post Office Casino"). With respect to casino operations expenses, 1995 includes approximately $.9 million of costs and expenses incurred by the Post Office Casino.

     Amortization expense in 1996 decreased $.7 million, from $2.9 million in 1995 to $2.2 million in 1996. The decrease in amortization expense in 1996 was primarily attributable to the decrease in amortization expense related to the three Phar-Mor locations. As a result of the permanent closing of Phar-Mor's three locations in Nevada, Jackpot wrote off all remaining lease acquisition costs related to Phar-Mor in the fourth quarter of 1995.

     Depreciation expense in 1996 decreased $1.1 million, from $5.4 million in 1995 to $4.3 million in 1996. The decrease in depreciation expense in 1996 was primarily attributable to gaming machines acquired in connection with the purchase of a gaming machine route business in 1992, which had become fully depreciated in 1996.

     General and administrative expenses in 1996 decreased $1.2 million (from $5.4 million in 1995 to $4.2 million in 1996) primarily as a result of decreases in payroll and other compensation related costs in connection with a reduction in personnel.

     Other income (expense):

     Other income (expense) in 1996 increased $.6 million (from $.9 million in 1995 to $1.5 million in 1996) primarily from the increase in the net gain on sales of certain non-operating assets and from the increase in interest income as a result of the increase in available cash and cash equivalents.

     Other:

     The effective tax rate in 1996 was approximately 32%, which was slightly lower than the 33% rate in 1995 primarily because of the increase in tax benefits from tax-exempt interest income in 1996.

     Operating income in 1996 decreased $1.9 million, from $9.0 million in 1995 to $7.1 million in 1996. The decrease in operating income of $1.9 million was due primarily to the loss from the write-down and sale of casino properties of approximately $2.2 million previously described.

     Forward-looking statements:

     Certain information included in this Form 10-K and other materials filed or to be filed by the Company with the Securities and Exchange Commission contains statements that may be considered forward-looking. In addition, from time to time, the Company may release or publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, competitive pressures, the loss or nonrenewal of any of Jackpot's significant contracts, conditioning or suspension of any gaming license, adverse results of significant litigation matters, possible future financial difficulties of a significant customer and the continued growth of the gaming industry and population in Nevada. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. The Company assumes no obligation to update or supplement forward-looking statements as a result of new circumstances or subsequent events.

Item 8.   Financial Statements and Supplementary Data
          ___________________________________________

          The Financial Statements and Supplementary Data required by this Item 8 are set forth as indicated in Item 14(a)(1)(2).

Item 9.   Changes in and Disagreements with Accountants on
          ________________________________________________
          Accounting and Financial Disclosure
          ___________________________________

          Not applicable.

                              PART III

Item 10.  Directors and Executive Officers of the Registrant
          __________________________________________________

Item 11.  Executive Compensation
          ______________________

Item 12.  Security Ownership of Certain Beneficial Owners and
          ___________________________________________________
          Management
          __________

Item 13.  Certain Relationships and Related Transactions
          ______________________________________________

          The information required by items 10, 11, 12 and 13 are incorporated by reference from the 1997 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this report.

                              PART IV

Item 14.            Exhibits, Financial Statement Schedules, and
                    Reports on Form 8-K
                    ___________________

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

   (b)              Reports on Form 8-K

                    During the last quarter of the fiscal year ended June 30, 1997, Jackpot filed no reports on Form 8-K.

   (c)              Exhibits

          3.1 Articles of Incorporation of the Registrant, as amended (C)
          3.2       By-laws of the Registrant, as amended (C)
          3.3 Form of Amendment to Articles of Incorporation of Registrant (J)
          4.1 Stockholder Rights Agreement dated as of July 11, 1994 between the Registrant and Continental Stock Transfer & Trust Company, as Rights Agent (K)
         10.1 Employment and consulting agreement with Neil Rosenstein (B), as amended (E), and as further amended (F)(N)
         10.2       License agreement with Albertson's, Inc. (H)
         10.3       License agreement with Thrifty PayLess, Inc.
                    (F)
         10.4       License agreement with Safeway Stores, Inc.
                    (A)
         10.5       1990 Incentive and Nonqualified Stock Option
                    Plan (D)(N)
         10.6       Indemnification Agreement (Sample) (E)
         10.7       Salary Continuation Plan for Executives (E)(N)
         10.8       Form of Retirement Plan for Directors (F)
         10.9       Amendment No. 2 to Employment Agreement with
                    Neil Rosenstein (E)(N)
         10.10      1992 Incentive and Non-qualified Stock Option
                    Plan (G)(N)
         10.11      Form of First Amendment to Retirement Plan for
                    Directors (I)
         10.12      Employment Agreement with Don R. Kornstein
                    (L)(N)
         10.13      License agreement with American Drug Stores,
                    Inc. (M)
         10.14      License agreement with American Drug Stores,
                    Inc. (M)
         10.15      License agreement with Kmart Corporation (M)
         10.16      License agreement with Lucky Stores, Inc. (M)
         10.17      Amendments to License agreement with Thrifty
                    PayLess, Inc. (M)
         11.1       Computation of Earnings Per Common Share (M)
         21.1       List of Registrant's subsidiaries (M)
         23.1       Consent of Deloitte & Touche LLP (M)
         27.1       Financial Data Schedule (EDGAR version only)

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

                    (E) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended June 30, 1991.

                    (F) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended June 30, 1992.

                    (G) Incorporated by reference to Registrant's 1992 Proxy Statement.

                    (H) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended June 30, 1993.

                    (I) Incorporated by reference to Registrant's Form 10-Q for the quarter ended September 30, 1993.

                    (J) Incorporated by reference to Registrant's 1993 Proxy Statement.

                    (K) Incorporated by reference to Registrant's Form 8-A dated July 12, 1994.

                    (L) Incorporated by reference to Registrant's Form 10-Q for the quarter ended September 30, 1994.

                    (M)  Included herein.

                    (N) Management contract or compensatory plan or arrangement which is separately identified in accordance with Item
                         14(a)(3) of Form 10-K.

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



Dated:  September 23, 1997              JACKPOT ENTERPRISES, INC.
                                              (Registrant)


                                        By: /s/ Don R. Kornstein
                                            ____________________
                                            Don R. Kornstein
                                            President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                         Title                      Date
_________                         _____                      ____

/s/ Don R. Kornstein           President, Chief        September 23, 1997
___________________________    Executive Officer
Don R. Kornstein               and Director
                               (Principal Executive
                               Officer)

/s/ Bob Torkar                 Senior Vice President-  September 23, 1997
___________________________    Finance,
Bob Torkar                     Treasurer and Chief
                               Accounting Officer
                               (Principal Financial
                               and Accounting Officer)


/s/ Allan R. Tessler           Chairman of the Board   September 23, 1997
___________________________
Allan R. Tessler

/s/ David R. Markin            Director                September 23, 1997
___________________________
David R. Markin

/s/ Robert L. McDonald, Sr.    Director                September 23, 1997
___________________________
Robert L. McDonald, Sr.


             JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
          INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA
                  AND FINANCIAL STATEMENT SCHEDULES
                        [ITEMS 8 AND 14(a)]

(1)  FINANCIAL STATEMENTS:

     Independent Auditors' Report

     Consolidated Balance Sheets
       June 30, 1997 and 1996

     Consolidated Statements of Income
       Years Ended June 30, 1997, 1996 and 1995

     Consolidated Statements of Stockholders' Equity
       Years Ended June 30, 1997, 1996 and 1995

     Consolidated Statements of Cash Flows
       Years Ended June 30, 1997, 1996 and 1995

     Notes to Consolidated Financial Statements

(2)  SUPPLEMENTARY DATA:

     Quarterly Financial Information
       Years Ended June 30, 1997 and 1996

(3)  FINANCIAL STATEMENT SCHEDULES

     Financial Statement Schedules are omitted because of the absence of conditions under which they are required or because the required information is provided in the consolidated financial statements or notes thereto.


INDEPENDENT AUDITORS' REPORT

Jackpot Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Jackpot Enterprises, Inc. and subsidiaries (the "Company") as of June 30, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Jackpot Enterprises, Inc. and subsidiaries at June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP

Las Vegas, Nevada
August 1, 1997

             JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
        CONSOLIDATED BALANCE SHEETS - JUNE 30, 1997 AND 1996
                       (Dollars in thousands)




       ASSETS                              1997        1996
       ______                            ________    ________

Current assets:
  Cash and cash equivalents              $ 47,945    $ 39,024
  Prepaid expenses                          1,438       1,740
  Other current assets                      1,728       3,515
                                         ________    ________
    Total current assets                   51,111      44,279
                                         ________    ________

Property and equipment, at cost:
  Land and buildings                        1,535       1,535
  Gaming equipment                         28,202      27,839
  Other equipment                           4,595       4,282
  Leasehold improvements                      339         336
                                         ________    ________
                                           34,671      33,992
  Less accumulated depreciation           (21,582)    (20,697)
                                         ________    ________
                                           13,089      13,295
Lease acquisition costs and other
  intangible assets, net of
  accumulated amortization of
  $6,198 and $5,142                         3,596       4,749

Goodwill, net of accumulated
  amortization of $2,547 and
  $2,382                                    4,074       4,240

Lease and other security deposits           2,959       3,436

Other non-current assets                      438         743
                                         ________    ________

    Total assets                         $ 75,267    $ 70,742
                                         ========    ========


See Notes to Consolidated Financial Statements.

            JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
        CONSOLIDATED BALANCE SHEETS - JUNE 30, 1997 AND 1996
             (Dollars in thousands, except share data)
                           (Concluded)





LIABILITIES AND STOCKHOLDERS' EQUITY       1997        1996
____________________________________     _______     _______

Current liabilities:
  Accounts payable                       $   375     $   504
  Other current liabilities                4,407       3,439
                                         _______     _______
      Total current liabilities            4,782       3,943

Deferred rent                              2,510       3,025
Deferred income tax                          633
Other liabilities                             61         279
                                         _______     _______
      Total liabilities                    7,986       7,247
                                         _______     _______

Commitments and contingencies

Stockholders' equity:
  Preferred stock - authorized
    1,000,000 shares of $1 par value;
    none issued
  Common stock - authorized
    30,000,000 shares of $.01 par
    value; 9,823,993 and 9,631,278
    shares issued                             98          96
  Additional paid-in capital              66,033      64,129
  Retained earnings                        9,253       2,905
  Less 741,958 and 293,748 shares of
    common stock in treasury, at cost     (8,103)     (3,635)
                                         _______     _______
      Total stockholders' equity          67,281      63,495
                                         _______     _______
      Total liabilities and
        stockholders' equity             $75,267     $70,742
                                         =======     =======


See Notes to Consolidated Financial Statements.

           JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
             YEARS ENDED JUNE 30, 1997, 1996 AND 1995
           (Dollars in thousands, except per share data)


                                                 1997     1996     1995
                                               _______  _______  _______
Revenues:
  Route operations                             $88,895  $83,533  $87,892
  Casino operations                              3,009    7,575    8,961
                                               _______  _______  _______
      Totals                                    91,904   91,108   96,853
                                               _______  _______  _______

Costs and expenses:
  Route operations                              69,905   64,460   66,342
  Casino operations                              2,835    6,661    7,904
  Amortization                                   1,728    2,199    2,880
  Depreciation                                   3,461    4,284    5,349
  General and administrative                     4,153    4,163    5,410
  Loss from write-down and sale
    of casino properties                                  2,247
                                               _______  _______  _______
      Totals                                    82,082   84,014   87,885
                                               _______  _______  _______

Operating income                                 9,822    7,094    8,968
                                               _______  _______  _______
Other income (expense):
  Interest and other income                      1,546    1,538    1,053
  Interest expense                                          (22)    (146)
                                               _______  _______  _______
      Totals                                     1,546    1,516      907
                                               _______  _______  _______

Income before income tax                        11,368    8,610    9,875
                                               _______  _______  _______
Provision (credit) for
  Federal income tax:
    Current                                      3,086    2,421     (588)
    Deferred                                       438      334    3,847
                                               _______  _______  _______
      Totals                                     3,524    2,755    3,259
                                               _______  _______  _______
Net income                                     $ 7,844  $ 5,855  $ 6,616
                                               =======  =======  =======

Earnings per common share                      $   .85  $   .63  $   .72
                                               =======  =======  =======

See Notes to Consolidated Financial Statements.
                 JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   YEARS ENDED JUNE 30, 1997, 1996 AND 1995
           (Dollars and shares in thousands, except per share data)




                                       Retained     Treasury
           Common Stock    Additional  Earnings       Stock         Total
           _____________   Paid-in   (Accumulated ______________ Stockholders'
           Shares Amount   Capital     Deficit)   Shares Amount     Equity
           ______ ______  __________ ____________ ______ _______ _____________

Balance
July 1,
1994       9,345    $93     $64,844     $(6,796)   (125) $(1,875)  $56,266

Tax
benefit
from
stock
options                         277                                    277
Cash
dividends
($.32
per share)                   (2,950)                                (2,950)
Issuance
and
receipt
of
shares on
exercise
of stock
options      250      3       1,764                (169)  (1,760)        7
Net
income                                    6,616                      6,616
           _____    ___     _______     _______    ____  _______   _______
Balance
June 30,
1995       9,595     96      63,935        (180)   (294)  (3,635)   60,216

Tax
benefit
from
stock
options                          54                                     54
Cash
dividends
($.32
per share)                     (201)     (2,770)                    (2,971)

Issuance
of shares
on
exercise
of stock
options       36                341                                    341
Net
income                                    5,855                      5,855
           _____    ___     _______     _______    ____  _______   _______
Balance
June 30,
1996       9,631     96      64,129       2,905    (294)  (3,635)   63,495

Tax
benefit
from
stock
options                          48                                     48
Cash
dividends
($.16
per share)                               (1,496)                    (1,496)
Issuance
and
receipt
of
shares on
exercise
of stock
options      193      2       1,856                (164)  (1,665)      193
Repurchase
of common
stock                                              (284)  (2,803)   (2,803)
Net
income                                    7,844                      7,844
           _____    ___     _______     _______    ____  _______   _______
Balance
June 30,
1997       9,824    $98     $66,033     $ 9,253    (742) $(8,103)  $67,281
           =====    ===     =======     =======    ====  =======   =======









See Notes to Consolidated Financial Statements.

                    JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                      YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                            (Dollars in thousands)



                                                        1997    1996    1995
                                                      _______ _______ _______
Operating activities:
  Net income                                          $ 7,844 $ 5,855 $ 6,616
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                     5,189   6,483   8,229
      Deferred Federal income tax                         438     334   3,847
      Write-down and sale of casino properties                  2,247
      Other, net                                                 (393)   (410)
      Increase (decrease) from changes in:
        Prepaid expenses and other current assets         174     200    (384)
        Other non-current assets                          (51)     69     108
        Accounts payable and other current liabilities  1,585    (860) (1,269)
        Deferred rent and other liabilities              (595)   (683)  1,331
        Assets and liabilities of sold subsidiary, net           (474)
                                                      _______ _______ _______
          Net cash provided by operating activities    14,584  12,778  18,068
                                                      _______ _______ _______

Investing activities:
  Proceeds from sales of short-term investments, net                      509
  Proceeds from sales of equipment and other
    non-current assets                                  1,625   1,390   1,053
  Purchases of property and equipment                  (3,393) (4,267) (4,044)
  Increase in lease acquisition costs and other
    intangible assets                                    (524)   (433)   (501)
  Lease and other security deposits                       477              27
  Advances to equity investee                                          (1,498)
  Other, net                                              258     219     124
                                                      _______ _______ _______
          Net cash used in investing activities        (1,557) (3,091) (4,330)
                                                      _______ _______ _______

Financing activities:
  Repayments of long-term debt                                   (949) (1,422)
  Proceeds from issuance of common stock                  193     341       7
  Repurchases of common stock                          (2,803)
  Dividends paid                                       (1,496) (2,971) (2,950)
                                                      _______ _______ _______
          Net cash used in financing activities        (4,106) (3,579) (4,365)
                                                      _______ _______ _______

Net increase in cash and cash equivalents               8,921   6,108   9,373
Cash and cash equivalents at beginning of year         39,024  32,916  23,543
                                                      _______ _______ _______
Cash and cash equivalents at end of year              $47,945 $39,024 $32,916
                                                      ======= ======= =======

Supplemental disclosures of cash flow data:
  Cash paid during the year for:
    Interest                                          $  -    $    22 $   146
    Federal income tax                                $ 1,840 $ 1,800 $  -

Non-cash investing and financing activities:
  Common stock surrendered on exercise of
    stock options                                     $ 1,665 $  -    $ 1,760
  Tax benefit from exercise of stock options          $    48 $    54 $   277
  Reduction of debt upon sale of other
    non-current asset                                 $  -    $  -    $   479



See Notes to Consolidated Financial Statements.

           JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note  1 - Significant accounting policies and business:
  Business:
     Jackpot Enterprises, Inc., which was organized in 1980, conducts business in the gaming industry and generates revenues from gaming machine route operations and casino operations (see Note 3). Gaming machine route operations involve the installation, operation and service of gaming machines owned by Jackpot that are located in licensed, leased or subleased space in retail stores (supermarkets, drug stores, merchandise stores and convenience stores), bars and restaurants throughout Nevada.

  Principles of consolidation:
     The accompanying consolidated financial statements include the accounts of Jackpot Enterprises, Inc. and its controlled subsidiaries ("Jackpot"). All material intercompany accounts and transactions are eliminated.

  Use of estimates:
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and notes. Actual results could differ from those estimates.

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

  Location rent expense:
     Fixed rental payments (including scheduled increases) are recorded on a straight-line basis over the agreement term including any optional extension periods which are expected to be exercised. Contingent payments are expensed in the period incurred. Renewal agreements are considered new agreements and accounted for as described above over the new agreement term. Revenue-sharing payments to route locations are recorded as location rent expense.

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

       Buildings              30 to 40 years
       Gaming equipment        4 to  7 years
       Other equipment         3 to  7 years
       Leasehold improvements  1 to 12 years

  Lease acquisition costs and other intangible assets:
     Significant incremental costs associated with the acquisition of location leases are capitalized. Incremental costs capitalized and amounts allocated to lease acquisition costs are amortized on a straight-line basis over the term of the related leases, including expected renewals, which range from 1 to 12 years. Lease acquisition costs and other intangible assets include lease acquisition costs, net of accumulated amortization, of $3,029,000 and $3,934,000 as of June 30, 1997 and 1996.

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

  Earnings per common share:
     Earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding. Stock options and warrants have been excluded from the computations in 1997, 1996 and 1995 because they had no effect on earnings per common share. The weighted average number of common shares outstanding was 9,237,000, 9,307,000 and 9,235,000 in 1997, 1996 and 1995.

  Recently issued accounting standards:
     In March 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), which is effective for fiscal years beginning after December 15, 1995. SFAS 121 requires that long-lived assets and certain identifiable intangible assets to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The adoption of SFAS 121, which was effective July 1, 1996, had no effect on the consolidated financial statements.

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

     In February 1997, the FASB issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"), which is effective for periods ending after December 15, 1997. SFAS 129 establishes standards for disclosing information about an entity's capital structure. Management intends to comply with the disclosure requirements of this statement.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which is effective for fiscal years beginning after December 15, 1997. SFAS 130 requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Management does not believe this statement will have a material impact on the consolidated financial statements.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS 131"), which is effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes additional standards for segment reporting in the financial statements. Management has not determined the extent of the disclosure required by SFAS 131.

Note  2 - Cash and cash equivalents:
     Cash equivalents are comprised primarily of marketable municipal bonds and money market accounts. Cash and cash equivalents include cash equivalents of $34,499,000 and $29,716,000 at June 30, 1997 and 1996.

Note 3 - Casino operations:
     On August 13, 1996, Jackpot's Board of Directors (the "Board") approved a plan to dispose of Jackpot Owl, Inc. (the "Owl Club") and Jackpot's Highway 93 Casino, Inc. (the "Pony Express Casino"), Jackpot's two remaining casinos, as part of its strategy to exit its casino operations. This decision was reached after considering that these casino operations generated unacceptably low returns on capital, possessed limited growth prospects and commanded a disproportionately high amount of management time. Jackpot continues to market such properties for sale. However, unless Jackpot is able to enter into agreements for the sale of these properties, on terms acceptable to Jackpot, no assurance can be given that such disposals will occur.

     The Owl Club, as of June 30, 1997, operated 90 gaming machines and two live table games in Battle Mountain, Nevada. The Owl Club also has a beverage operation incident to the conduct of gaming activities, a restaurant operation and an eighteen room motel. Jackpot owns the land and buildings used in the Owl Club's casino and motel operations. Jackpot manages the operations of the Pony Express Casino in Jackpot, Nevada under a five-year space lease agreement, which Jackpot may terminate after September 15, 1997 upon fifteen days written notice to the lessor. As of June 30, 1997, Jackpot operated 94 gaming machines at this location.

     Prior to the Board's approval to dispose of Jackpot's remaining two casinos, Jackpot sold its 88.9% interest in Jackpot City, Inc. (the "Nugget"), a casino operation located in Reno, Nevada, effective June 30, 1996. As a result of Jackpot's decision to dispose of its two remaining casinos and the sale of the Nugget, a charge of $2,247,000 was recorded in the fourth quarter of fiscal 1996, which consisted primarily of the write-down to fair value of $1,978,000 for certain long-lived assets of the Owl Club, including the remaining carrying value of $858,000 for goodwill. As of June 30, 1997, the carrying value of assets to be disposed of associated with the Owl Club and the Pony Express Casino was approximately $1,500,000. The results of operations of the Owl Club and the Pony Express Casino were not material in 1997, 1996 and 1995.

Note 4 - Other current liabilities:
     Other current liabilities consist of the following (dollars in thousands):

                                             June 30,
                                         ________________
                                          1997      1996
                                         ______    ______

       Accrued employee benefits         $1,740    $1,733
       Accrued professional fees            468       244
       Accrued progressive jackpots         528       454
       Federal income tax payable           362
       Accrued rent                         258       283
       Other                              1,051       725
                                         ______    ______
         Totals                          $4,407    $3,439
                                         ======    ======

Note 5 - Stockholders' equity:
  Preferred stock purchase rights:
     In June 1994, the Board approved a Stockholder Rights Plan and on July 11, 1994, declared a dividend distribution of one Preferred Stock purchase right (the "Rights") payable on each outstanding share of common stock, as of July 15, 1994. On July 15, 1994, there were approximately 9,220,000 Rights to purchase Series A Junior Preferred Stock outstanding.

     The Rights become exercisable only in the event, with certain exceptions, an acquiring party accumulates 15% or more of Jackpot's voting stock, or if a party announces an offer to acquire 30% or more of Jackpot's voting stock. The Rights expire on July 15, 2004. Each Right will entitle the holder to purchase one-hundredth of a share of a Series A Junior Preferred Stock at a price of $30. In addition, upon the occurrence of certain events, holders of the Rights will be entitled to purchase either Jackpot's Preferred Stock or shares in an "acquiring entity" at half of market value.

     The Rights may be redeemed by Jackpot at $.01 per Right prior to the close of business on the tenth day after a public announcement that beneficial ownership of 15% or more of Jackpot's shares of voting stock has been accumulated by a single acquiror or a group (with certain exceptions), under circumstances set forth in the Rights Agreement. At June 30, 1997 and 1996, 150,000 shares of Series A Junior Preferred Stock were authorized, but unissued, and were reserved for issuance upon exercise of the Rights. The issuance of the Rights did not have a dilutive effect on earnings per share in 1997, 1996 and 1995.

  Stock option plans:
     On December 7, 1990, Jackpot's stockholders approved the 1990 Incentive and Nonqualified Stock Option Plan (the "1990 Plan"), which became retroactively effective on June 27, 1990. Under the 1990 Plan, the Board may grant "incentive" or "nonqualified" stock options up to 929,846 shares of Jackpot's common stock (the "Common Stock"). On September 30, 1992, the Board adopted the 1992 Incentive and Non-qualified Stock Option Plan (the "1992 Plan"), which was approved by Jackpot's stockholders on January 12, 1993. The 1992 Plan is administered by a committee of the Board (the "Committee"). On August 17, 1994, the Board adopted certain amendments (the "Amendments") to the 1992 Plan which were approved by Jackpot's stockholders on January 10, 1995. The Amendments increased the number of shares of Common Stock authorized for issuance pursuant to the 1992 Plan from 1,045,000 shares to 2,545,000.

     The 1992 Plan provides that each individual who is a member of the Board on June 30 of any year, including any future director on any such date, will automatically be granted nonqualified stock options to purchase 27,500 shares of Common Stock on each such June 30. The option price for each June 30 grant will be 100% of the fair market value of the Common Stock on the following September 30. Each option granted to a director will become exercisable after September 30 of each year, and expire five years from the date of grant. The exercise price of the June 30, 1997 option grants will be determined September 30, 1997, at which time the options become exercisable. At June 30, 1997, options granted to Jackpot's directors to purchase an aggregate of 577,500 shares of Common Stock were outstanding, of which 467,500 were exercisable.

     The 1990 Plan and 1992 Plan terminate on the earlier of (i) when all shares subject to the 1990 Plan and 1992 Plan have been issued pursuant to the exercise of options granted under the 1990 Plan and 1992 Plan, or (ii) June 26, 2000 and September 30, 2002, respectively, or on such earlier date as the Board or the Committee may determine. Any option outstanding at the respective Plan termination date remains outstanding until it has either expired or has been exercised.

     Changes in options outstanding under the stock option plans are summarized below (shares in thousands):

                            Number of Shares
                            ________________        Per Share
                       Incentive   Nonqualified   Exercise Price
                      _________   ____________   _________________
     Outstanding at
     July 1, 1994         33          1,336      $ 5.79 to $20.88
       Automatic grant
       to directors                     110      $10.75
         Other grants                   872      $ 8.50 to $ 9.25
         Exercised                     (155)     $ 6.10 to $ 8.50
         Canceled         (2)          (525)     $ 5.79 to $20.88
                         ___          _____
     Outstanding at
     June 30, 1995        31          1,638      $ 6.10 to $20.88
       Automatic grant
       to directors                     110      $10.00
         Exercised        (4)           (36)     $ 6.10 to $11.63
         Canceled        (18)           (51)     $ 6.10 to $11.63
                         ___          _____
     Outstanding at
     June 30, 1996         9          1,661      $ 6.10 to $20.88
       Automatic grant
       to directors                     110      (A)
         Other grants                    20      $11.00
         Exercised        (3)          (190)     $ 8.50 to $10.75
         Canceled         (6)           (21)     $ 6.10 to $11.63
                         ___          _____
     Outstanding at
     June 30, 1997         0          1,580      $ 8.50 to $20.88
                         ===          =====
         (1,217 shares
          exercisable)

    (A) To be determined on September 30, 1997.

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

     Changes in other nonqualified stock options are summarized below (shares in thousands):

                                     Number       Per Share
                                    of Shares   Exercise Price
                                    _________   ________________

     Outstanding at July 1, 1994     1,078      $ 6.28 to $20.91
       Exercised                       (95)     $ 6.28
       Canceled                       (554)     $10.87 to $20.91
                                     _____
     Outstanding at June 30, 1995      429      $ 9.19 to $15.00
       Transactions                      -
                                     _____
     Outstanding at June 30, 1996      429      $ 9.19 to $15.00
       Canceled                        (50)     $15.00
                                     _____
     Outstanding and exercisable
       at June 30, 1997                379      $ 9.19 to $10.63
                                     =====

  Accounting for stock-based compensation:
     In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which is effective for fiscal years beginning after December 15, 1995. Although SFAS 123 encourages an entity to measure compensation by applying the fair value method of accounting for employee stock-based compensation arrangements, it permits an entity to continue to account for employee stock-based compensation arrangements under the provisions of Accounting Principles Board Opinion 25 ("APB 25").

     Jackpot has elected to continue to account for stock-based compensation in accordance with APB 25. Under APB 25, generally only stock options that have intrinsic value at the date of grant are considered compensatory. Intrinsic value represents the excess, if any, of the market price of the stock at the grant date over the exercise price of the option. Under SFAS 123, all stock option grants are considered compensatory. Compensation cost is measured at the date of grant based on the estimated fair value of the options determined using an option pricing model. The model takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the stock, expected dividends on the stock and the risk-free interest rate over the expected life of the option.

     The following table discloses Jackpot's pro forma net income and net income per share for 1997 and 1996 assuming compensation cost for employee stock options had been determined using the fair value-based method prescribed by SFAS 123. The table also discloses the weighted average assumptions used in estimating the fair value of each option grant on the date of grant using the Black-Scholes option pricing model, and the estimated weighted average fair value of the options granted. The model assumes no expected future dividend payments on Jackpot's Common Stock for the options granted in both 1997 and 1996 (dollars in thousands, except per share data):

                                                1997        1996
                                               ______      ______
                 Net income:
                   As reported                 $7,844      $5,855
                   Pro forma                    7,571       5,855

                 Net income per share:
                   As reported                 $  .85      $  .63
                   Pro forma                      .82         .63

                 Weighted average assumptions:
                   Expected stock price
                     volatility                  35.0%       39.1%
                   Risk-free interest rate        6.1%        6.2%
                   Expected option lives
                     (in years)                   2.5         2.5
                   Estimated fair value of
                     options granted           $ 3.18      $ 3.04

     Because the accounting method prescribed by SFAS 123 is not applicable to options granted prior to July 1, 1995, the compensation cost reflected in the pro forma amounts shown above may not be representative of that to be expected in future years.

  Shares reserved for issuance:
     Shares of Common Stock were reserved for the exercise of the following (in thousands):

                                                    June 30,
                                               ________________
                                                1997       1996
                                               _____      _____
                 Stock option plans:
                   Outstanding                 1,580      1,670
                   Available for grant           956      1,074
                 Other nonqualified
                   stock options                 379        429
                                               _____      _____
                     Totals                    2,915      3,173
                                               =====      =====

  Common stock in treasury:
     In 1997, Jackpot purchased 283,771 shares of its Common Stock at the market price on the date of purchase for a total cost of approximately $2,803,000, or an average of $9.88 per share. Such purchases include 55,174 shares acquired from American Country Insurance Company for approximately $545,000 (the market price on the date of purchase). Two directors of Jackpot were directors and indirect beneficial owners of an aggregate of more than 51% of the common stock of such insurance company at the time of such purchase.

Note 6 - Related party transactions:
     One director of Jackpot is a partner in a law firm that has provided various legal services for which Jackpot incurred legal fees aggregating approximately $179,000, $110,000 and $163,000 in 1997, 1996 and 1995. Also, see Note 5.

Note 7 - Commitments and contingencies:
  Leases:
     Jackpot has noncancelable location license, lease and sublease agreements (referred to as "leases") for space at various locations for its gaming machines with terms expiring at various dates through 2004. Leases are generally at fixed rentals, although certain leases require payments based on percentages of revenues generated by gaming machines at the leased locations. In addition, office and warehouse space is utilized under noncancelable leases with terms expiring at various dates through 2006.

     In 1997, Jackpot entered into four agreements for long-term contract extensions which became effective July 1, 1997. Each agreement provides Jackpot the continued right to operate at certain existing locations and future locations, if any, of such customers. Presently, these agreements involve the operation of approximately 1,174 gaming machines in 76 locations.

     Future minimum payments (dollars in thousands) under such noncancelable operating leases or licenses, including the agreements mentioned above, aggregated approximately $168,595 at June 30, 1997, payable as follows: $32,614 in 1998; $32,943 in 1999; $25,658 in 2000; $25,819 in 2001; $25,816 in
     2002; and $25,745 thereafter.

     Rent expense was comprised as follows (dollars in thousands):

                                        1997     1996     1995
                                       _______  _______  _______
     Location leases:
       Fixed rentals                   $28,125  $25,633  $24,986
       Percentage rentals               19,994   20,243   21,920
     Office and equipment leases           453      452      472
                                       _______  _______  _______
         Totals                        $48,572  $46,328  $47,378
                                       =======  =======  =======

  Employment and severance agreements:
     Jackpot has an employment agreement with Don R. Kornstein, President, Chief Executive Officer and Director which currently expires on September 30, 2000. The agreement is automatically extended for additional one year periods on each October 1 unless, not later than March 31, immediately preceding each October 1, notice is given by Jackpot or Mr. Kornstein.

     Mr. Kornstein's employment agreement provides for an annual bonus based on various percentages of certain amounts by which earnings before interest, taxes, depreciation, amortization and certain other items, as defined in the agreement, exceed certain levels for such fiscal year. Mr. Kornstein's bonus was $169,000, $205,000 and $220,000 in 1997, 1996 and 1995.
     The aggregate commitment for future salaries at June 30, 1997, excluding bonuses, under Mr. Kornstein's agreement is approximately $2,356,000. In the event of termination of Mr. Kornstein's employment, as defined in the employment agreement, Mr. Kornstein, or his beneficiary, would receive a severance payment. The aggregate contingent liability at June 30, 1997 under Jackpot's employment and severance agreements is approximately $2,900,000.

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

     A substantial portion of Jackpot's business activity is with customers who frequent retail stores (supermarkets, drugstores, merchandise stores and convenience stores) in Nevada. Generally, Jackpot leases space in stores which are part of a large chain of stores. At June 30, 1997, Jackpot had unsecured lease and other security deposits of $2,959,000 held primarily by two publicly-held chain stores.

  Legal matters:
     On August 17, 1992, Phar-Mor, Inc. ("Phar-Mor"), a large chain store, announced that it had filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Jackpot had operated 51 gaming machines at three Phar-Mor store locations in Nevada under a license agreement dated February 10, 1990 (the "Original Agreement"). Under the Original Agreement, Jackpot made certain advances to Phar-Mor. Thereafter, Jackpot and Phar-Mor, subject to bankruptcy court approval, entered into an amended license agreement, dated January 1, 1993 (the "Amended Agreement"). If the Amended Agreement were to become final, Jackpot would receive credits for certain prepaid sums but would be required to pay certain additional obligations.

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

     On July 25, 1995, Phar-Mor notified Jackpot that it disagreed with Jackpot's position that Phar-Mor has defaulted under the terms of either the Original Agreement or the Amended Agreement. Phar-Mor maintains that the Amended Agreement is the operative agreement and is seeking to enforce its rights thereunder. On or about March 7, 1996, Phar-Mor filed a lawsuit against Jackpot in the United States Bankruptcy Court for the Northern District of Ohio, claiming it is owed approximately $1 million under the Amended Agreement. Jackpot has filed an answer and counterclaim reflecting its position that under the Original Agreement Jackpot is owed in excess of $3 million. All discovery has been completed and the parties have filed cross motions for summary judgment. The Court has not yet ruled upon such motions. Jackpot, based upon discussions with counsel, does not believe it is probable that Phar-Mor will prevail in this matter. If Phar-Mor were to prevail and the Amended Agreement is determined to be the operative agreement, Jackpot could be liable for certain obligations under the Amended Agreement up to approximately $1 million. If Jackpot were to prevail, it would become an unsecured creditor with respect to its claims against Phar-Mor which exceed $3 million.

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

Note 8 - Revenues derived from major locations:
     Gaming machine operations at two groups of affiliated store chains in 1997, 1996 and 1995 accounted for more than 10% of Jackpot's total revenues. Revenues for Jackpot's top two affiliated store chains were approximately $27,000,000 and $15,000,000, respectively, in 1997, $23,000,000 and
     $12,000,000, respectively in 1996, $22,000,000 and $12,000,000, respectively in 1995. Each individual store chain included in an affiliated group of store chains has a separate lease with Jackpot.

Note 9 - Federal income tax:
     A reconciliation of the Federal statutory income tax rate to the effective income tax rate based on income before income tax follows:



                                           1997   1996   1995
                                           ____   ____   ____

     Statutory rate                        35.0%  35.0%  35.0%
     Increase (decrease) in
       tax resulting from:
     Surtax exemption                      (1.0)  (1.0)  (1.0)
     Tax-exempt interest                   (3.7)  (4.0)  (2.6)
     Amortization of goodwill               0.4    0.7    0.6
     Other, net                             0.3    1.3    1.0
                                           ____   ____   ____

     Effective rate                        31.0%  32.0%  33.0%
                                           ====   ====   ====

     The tax items comprising Jackpot's net deferred tax asset
     (liability) as of June 30, 1997, 1996 and 1995 are as follows (dollars in thousands):




                                            1997    1996    1995
                                           ______  ______  ______
     Deferred tax assets:
       Write-down of assets                $  381  $  381  $  105
       Deferred rent                          854   1,041   1,205
       Other accrued liabilities              520     556     646
       Retirement plans                         9      73     663
       Other                                   98      75     293
                                           ______  ______  ______
          Totals                            1,862   2,126   2,912
                                           ______  ______  ______

     Deferred tax liabilities:
       Difference between book and tax
         basis of property                    987     527     842
       Economic performance accruals          481     491     500
       Other                                1,027     676     804
                                           ______  ______  ______
          Totals                            2,495   1,694   2,146
                                           ______  ______  ______
     Net deferred tax asset (liability)    $ (633) $  432  $  766
                                           ======  ======  ======

     Jackpot realized tax benefits of $48,000, $54,000 and $277,000 in 1997, 1996 and 1995 as a result of the exercise of certain incentive and nonqualified stock options. The tax benefits have been reflected as a decrease in current income tax payable and an increase in additional paid-in capital.

Note  10 - Benefit plans:
     Jackpot terminated a deferred profit sharing plan (the "Profit Sharing Plan"), effective March 31, 1996. Contributions to the Profit Sharing Plan, which covered substantially all employees, were at the discretion of the Board, subject to limitations based on profits as specified in the Profit Sharing Plan. The Profit Sharing Plan expense in 1995 was $100,000. The Profit Sharing Plan had no expense in 1997 and 1996.

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

     The funding of the accrued benefits under the Retirement Plan was made from a restricted trust. The amount of the distributions approximated the fair value of the investments in the trust. As a result of the termination of the Retirement Plan and the lump sum distributions in May 1996, there is no remaining obligations or liability under the Retirement Plan.

     On August 13, 1996, the Board approved the termination of the Salary Continuation Plan for Executives (the "Continuation Plan"). The Continuation Plan provides certain senior executives with a retirement benefit, which is based on compensation, to be paid over a period of up to 15 years beginning at normal retirement age. The Continuation Plan requires certain vesting periods and allows reduced benefits at certain early retirement ages and pre-retirement survivors'
     benefits.   The Continuation Plan was unfunded at June 30,
     1997 and 1996. The Company has entered into settlement agreements with substantially all of the individuals covered under the Continuation Plan. The accumulated and projected benefit obligations for the remaining executives covered under the Continuation Plan is not material at June 30, 1997.

     The Board waived current service benefits that would have accrued in 1997, 1996 and 1995 pursuant to the Retirement Plan and the Continuation Plan, other than the interest earned on accrued benefits. The Retirement Plan and the Continuation Plan, both defined benefit plans, had no plan assets.
     Interest cost on accrued benefits is included in general and administrative costs and expenses and the amortization of unrecognized prior service cost is included in amortization expense in the accompanying consolidated statements of income. The unrecognized prior service cost has been fully amortized at June 30, 1996. The accrued pension liability under the Continuation Plan was $279,000 at June 30, 1996 and was not material at June 30, 1997. The pension expense for Jackpot's defined benefit plans for 1997, 1996 and 1995 includes the following components (dollars in thousands):

                                             1997   1996   1995
                                             ____   ____   ____

     Amortization of prior service cost      $  -   $253   $240
     Interest cost on accrued benefits          -     69     83
                                             ____   ____   ____
     Net pension expense                     $  -   $322   $323
                                             ====   ====   ====

             JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                  QUARTERLY FINANCIAL INFORMATION
                 YEARS ENDED JUNE 30, 1997 AND 1996
             (Dollars in thousands, except per share data)
                            (Unaudited)


    Summarized quarterly financial information for 1997 and 1996 follows:

                                          Quarter
                               _______________________________

                                First   Second  Third  Fourth
                               _______ _______ _______ _______
       1997
       ____

Revenues                       $21,955 $22,560 $22,947 $24,442

Gross operating income (A)       3,050   3,521   3,553   4,435

Income before income tax         2,279   2,810   2,856   3,423

Net income                       1,573   1,938   1,971   2,362

Earnings per share:
  Primary                          .17     .21     .21     .26
  Fully diluted                    .17     .21     .21     .26

       1996
       ____

Revenues                       $22,801 $22,384 $22,846 $23,077

Gross operating income (A)       3,692   3,718   3,432   3,603

Income before income tax         2,650   2,752   2,708     500 (B)

Net income                       1,802   1,871   1,842     340

Earnings per share:
  Primary                          .19     .20     .20     .04
  Fully diluted                    .19     .20     .20     .04


(A) Gross operating income is revenues less route and casino operations' costs and expenses, deprecation associated with route and casino operations and amortization associated with lease acquisition costs.

(B) Includes a charge of $2.2 million from the write-down and sale of certain casino properties. See Note 3 of Notes to Consolidated Financial Statements.