Form 10-Q
period 1997-09-30
JACKPOT ENTERPRISES INC
filed 1997-11-12
CIK 351903

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q
(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________

Comission file no. 1-9728

                        JACKPOT ENTERPRISES, INC.
________________________________________________________________________
          (Exact name of registrant as specified in its charter)


            NEVADA                               88-0169922
_______________________________       __________________________________
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)


1110 Palms Airport Drive, Las Vegas, Nevada           89119
____________________________________________         ________
 (Address of principal executive offices)           (Zip Code)

                               702-263-5555
            __________________________________________________
           (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   x        No
                                   ___           ___

There were 9,082,035 shares of the registrant's common stock outstanding as of November 7, 1997.

                JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                                   INDEX




Part I.  Financial Information

Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets -
           September 30, 1997 and June 30, 1997
         Condensed Consolidated Statements of Income -
           Three Months Ended September 30, 1997 and 1996
         Condensed Consolidated Statement of Stockholders'
           Equity - Three Months Ended September 30, 1997
         Condensed Consolidated Statements of Cash Flows -
           Three Months Ended September 30, 1997 and 1996
         Notes to Condensed Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

                JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Dollars in thousands)



                                         September 30,    June 30,
       ASSETS                                1997           1997
       ______                            ____________     ________
Current assets:
  Cash and cash equivalents               $ 49,712        $ 47,945
  Prepaid expenses                           1,384           1,438
  Other current assets                       1,899           1,728
                                          ________        ________
    Total current assets                    52,995          51,111
                                          ________        ________
Property and equipment, at cost:
  Land and buildings                         1,535           1,535
  Gaming equipment                          29,072          28,202
  Other equipment                            4,651           4,595
  Leasehold improvements                       339             339
                                          ________        ________
                                            35,597          34,671
  Less accumulated depreciation            (21,805)        (21,582)
                                          ________        ________
                                            13,792          13,089
Lease acquisition costs and other
  intangible assets, net of
  accumulated amortization of
  $4,028 and $6,198                          2,781           3,596

Goodwill, net of accumulated
  amortization of $2,588 and $2,547          4,033           4,074

Lease and other security deposits            3,044           2,959

Other non-current assets                       380             438
                                          ________        ________
    Total assets                          $ 77,025        $ 75,267
                                          ========        ========










See Notes to Condensed Consolidated Financial Statements.
                 JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except share data)
                                (Concluded)


                                         September 30,    June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY        1997            1997
____________________________________     ____________     ________
Current liabilities:
  Accounts payable                         $   720         $   375
  Other current liabilities                  4,379           4,407
                                           _______         _______
      Total current liabilities              5,099           4,782

Deferred rent                                2,215           2,510
Deferred income tax                            797             633
Other liabilities                               61              61
                                           _______         _______
      Total liabilities                      8,172           7,986
                                           _______         _______

Commitments and contingencies

Stockholders' equity:
  Preferred stock - authorized
    1,000,000 shares of $1 par value;
    none issued
  Common stock - authorized
    30,000,000 shares of $.01 par
    value; 9,823,993 shares issued              98              98
  Additional paid-in capital                66,033          66,033
  Retained earnings                         10,825           9,253
  Less 741,958 shares of common stock
    in treasury, at cost                    (8,103)         (8,103)
                                           _______         _______
      Total stockholders' equity            68,853          67,281
                                           _______         _______
      Total liabilities and
        stockholders' equity               $77,025         $75,267
                                           =======         =======









See Notes to Condensed Consolidated Financial Statements.
                JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
               (Dollars in thousands, except per share data)


                                                   1997     1996
                                                 _______   _______
Revenues:
  Route operations                               $21,918   $21,167
  Casino operations                                  749       788
                                                 _______   _______
     Totals                                       22,667    21,955
                                                 _______   _______
Costs and expenses:
  Route operations                                18,291    16,977
  Casino operations                                  727       753
  Amortization                                       276       431
  Depreciation                                       868       888
  General and administrative                         925       983
                                                 _______   _______
     Totals                                       21,087    20,032
                                                 _______   _______
Operating income                                   1,580     1,923
                                                 _______   _______
Other income:
  Interest and other income                          573       356
                                                 _______   _______
     Totals                                          573       356
                                                 _______   _______
Income before income tax                           2,153     2,279
                                                 _______   _______

Provision for Federal income tax:
  Current                                            417       706
  Deferred                                           164
                                                 _______   _______
     Totals                                          581       706
                                                 _______   _______

Net income                                       $ 1,572   $ 1,573
                                                 =======   =======
Earnings per common share                        $   .17   $   .17
                                                 =======   =======
Cash dividends per share of common stock         $  -      $   .08
                                                 =======   =======




See Notes to Condensed Consolidated Financial Statements.

                JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   THREE MONTHS ENDED SEPTEMBER 30, 1997
                     (Dollars and shares in thousands)

                                                 Treasury
          Common Stock   Additional               Stock          Total
          _____________   Paid-in   Retained  ______________  Stockholders'
          Shares Amount   Capital   Earnings  Shares Amount      Equity
          ______ ______  __________ ________  ______ _______  _____________

Balance
July 1,
1997      9,824   $98     $66,033   $ 9,253    (742) $(8,103)    $67,281

Net
income                                1,572                        1,572
          _____   ___     _______   _______    ____  _______     _______

Balance
September
30, 1997  9,824   $98     $66,033   $10,825    (742) $(8,103)    $68,853
          =====   ===     =======   =======    ====  =======     =======






























See Notes to Condensed Consolidated Financial Statements.
                    JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                             (Dollars in thousands)


                                                      1997       1996
                                                    _______     _______
Operating activities:
  Net income                                        $ 1,572     $ 1,573
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                   1,144       1,319
      Deferred Federal income tax                       164
      Increase (decrease) from changes in:
        Prepaid expenses and other current assets      (117)        159
        Other non-current assets                       (105)         59
        Accounts payable                                345         (17)
        Other current liabilities                       (28)        253
        Deferred rent                                   306        (139)
                                                    _______     _______
          Net cash provided by operating activities   3,281       3,207
                                                    _______     _______
Investing activities:
  Net proceeds from location operators                   73          45
  Proceeds from sales of subsidiary and property          4       1,270
  Purchases of property and equipment                (1,570)       (693)
  Increase in lease acquisition costs and other
    intangible assets                                   (21)        (60)
                                                    _______     _______
          Net cash (used in) provided by investing
            activities                               (1,514)        562
                                                    _______     _______
Financing activities:
  Proceeds from issuance of common stock                            184
  Dividends paid                                                   (748)
                                                    _______     _______
          Net cash used in financing activities                    (564)
                                                    _______     _______

Net increase in cash and cash equivalents             1,767       3,205
Cash and cash equivalents at beginning of period     47,945      39,024
                                                    _______     _______
Cash and cash equivalents at end of period          $49,712     $42,229
                                                    =======     =======

Supplemental disclosures of cash flow data:
  Cash paid during the period for:
    Federal income tax                              $   400     $  -



See Notes to Condensed Consolidated Financial Statements.
                JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General:
             The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Jackpot pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.

             In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly Jackpot's financial position as of September 30, 1997 and the results of its operations and cash flows for the three months ended September 30, 1997 and 1996. The earnings for the three months ended September 30, 1997 and 1996 are not necessarily indicative of results for a full year. Information included in the condensed consolidated balance sheet as of June 30, 1997 has been derived from Jackpot's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended
             June 30, 1997 (the "1997 Form 10-K"). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and disclosures included in the 1997 Form 10-K.

             In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share"("SFAS 128"), which is effective for periods, including interim periods, ending after December 15, 1997. Earlier adoption of the statement is not permitted. SFAS 128 establishes standards for computing and presenting earnings per share ("EPS"), including the replacement of the presentation of primary EPS with the presentation of basic EPS, as defined. Upon adoption of SFAS 128, all prior-period EPS data presented shall be restated to conform with the provisions of the statement. As required by SFAS 128, Jackpot will adopt this statement for the three month period ending December 31, 1997. Management believes that the implementation of SFAS 128 will not have a significant impact on EPS.

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

             In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information"("SFAS 131"), which is effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes additional standards for segment reporting in the financial statements. Management has not determined the extent of the disclosure required by SFAS 131.

Note 2 - Earnings per share:
             Earnings per share for the three months ended September 30, 1997 and 1996 are computed by dividing net income by the weighted average number of common shares outstanding. Stock options have been excluded from the computations because they had no effect on earnings per share.

Note 3 - Stockholders' equity:
           The 1992 Incentive and Non-qualified Stock Option Plan:
             On September 30, 1997, the exercise price of the June 30,
             1997 grant of nonqualified stock options to purchase an aggregate of 110,000 shares of common stock (27,500 each to four directors) was vested at $11.50 per share, the fair market value of the stock on that date, pursuant to the terms of the 1992 Incentive and Non-qualified Stock Option Plan (the "1992 Plan"). See Note 5 of Notes to Consolidated Financial Statements in the 1997 Form 10-K for further information regarding the 1992 Plan and option grants.

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

Capital Resources and Liquidity
_______________________________

     Cash Flows:

     Jackpot's principal sources of cash for the three months ended September 30, 1997 (the "1997 three months"), consisted of the cash flows from operating activities and its available cash and cash equivalents which, at June 30, 1997, was $47.9 million and at September 30, 1997 was $49.7 million. Net cash provided by operating activities for the 1997 three months was $3.3 million.

     Net cash used in investing activities for the 1997 three months increased $2.1 million, from $.6 million provided by investing activities for the three months ended September 30, 1996 (the "1996 three months") to $1.5 million used in investing activities for the 1997 three months. The 1996 three months includes the receipt of $1.3 million from the sale of Jackpot's interest in a casino subsidiary. Cash used in investing activities for purchases of property and equipment increased $.9 million, from $.7 million for the 1996 three months to $1.6 million for the 1997 three months. Primarily, as a result of the transactions described above, net cash used in investing activities increased by $2.1 million.

     Liquidity:

     At September 30, 1997, Jackpot had cash and cash equivalents of $49.7 million, an increase of $1.8 million from June 30, 1997. Jackpot's working capital increased to $47.9 million at September 30, 1997, from $46.3 million at June 30, 1997 primarily as a result of the activities described above.

     On October 29, 1996, Jackpot's Board of Directors authorized Jackpot's management to repurchase up to 500,000 shares of its common stock, from time to time, at prevailing market prices. Since such authorization, Jackpot has repurchased 283,771 shares of common stock at a cost of approximately $2.8 million.

     On May 24, 1995, Jackpot notified Phar-Mor, Inc. ("Phar-Mor"), a large chain store, that it was in default under the terms of certain agreements. On July 25, 1995, Phar-Mor notified Jackpot that it disagreed with Jackpot's position and asserted that Jackpot was in default under the terms of an amended agreement. On or about March 7, 1996, Phar-Mor filed a lawsuit against Jackpot in the United States Bankruptcy Court for the Northern District of Ohio, claiming it is owed approximately $1 million under the amended agreement. Jackpot has filed an answer and counterclaim reflecting its position that under an original agreement Jackpot is owed in excess of $3 million. All discovery has been completed and the parties have filed cross motions for summary judgment. The Court has not yet ruled upon such motions. Jackpot, based upon discussions with counsel, does not believe it is probable that Phar-Mor will prevail in this matter. If Phar-Mor were to prevail, Jackpot could be liable for certain obligations up to $1 million. If Jackpot were to prevail, it would become an unsecured creditor of Phar-Mor in an amount in excess of $3 million. See Note 7 of Notes to Consolidated Financial Statements in the 1997 Form 10-K for further information regarding this matter.

     Management believes Jackpot's working capital and cash provided by operations will be sufficient to enable Jackpot to meet its planned capital expenditures and other cash requirements for the remainder of the fiscal year ending June 30, 1998. With respect to planned capital expenditures, management anticipates Jackpot will purchase approximately $6.9 million of property and equipment, exclusive of business acquisitions, if any, in the remainder of fiscal 1998 to be used in existing and currently planned new locations.

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

     Recently Issued Accounting Standards:

     In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 128,"Earnings per Share" ("SFAS 128"), which is effective for periods, including interim periods, ending after December 15, 1997. Earlier adoption of the statement is not permitted. SFAS 128 establishes standards for computing and presenting earnings per share ("EPS"), including the replacement of the presentation of primary EPS with the presentation of basic EPS, as defined. Upon adoption of SFAS 128, all prior-period EPS data presented shall be restated to conform with the provisions of the statement. As required by SFAS 128, Jackpot will adopt this statement for the three month period ending December 31, 1997. Management believes that the implementation of SFAS 128 will not have a significant impact on EPS.

     In February 1997, the FASB issued Statement of Financial Accounting Standards No. 129,"Disclosure of Information about Capital Structure" ("SFAS 129"), which is effective for periods ending after December 15, 1997. SFAS 129 establishes standards for disclosing information about an entity's capital structure. Management intends to comply with the disclosure requirements of this statement.

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




Results of Operations
_____________________

     Revenues:

     Total revenues for the 1997 three months increased $.7 million, from $22.0 million for the 1996 three months to $22.7 million for the 1997 three months. The increase in total revenues was attributable to an increase of $.7 million (from $21.2 million for the 1996 three months to $21.9 million for the 1997 three months) in gaming machine route operations ("route operations") revenues.

     The increase in route operations revenues of $.7 million resulted from a combination of additional revenues generated from new and existing locations, net of lost revenues from terminated locations. New locations generated revenues of $1.9 million, existing locations generated additional revenues of $1.2 million and terminated locations had generated revenues of $2.4 million for the 1996 three months. The loss of revenues generated at terminated locations was primarily due to the expiration of Jackpot's right to operate at the locations of Warehouse Markets, Inc., a significant chain store customer, on June 30, 1997. Despite a long-term relationship with such customer, Jackpot was not willing to agree with the terms sought for a contract extension, which management believed were uneconomic. The agreement involved the operation of approximately 272 gaming machines in 16 locations. In fiscal 1997, Jackpot generated approximately 6% of its total revenues and a significant amount of operating income from operations at such customer's locations. For additional information regarding Jackpot's operations, see Item 1 - Business - Gaming Machine Route Operations in the 1997 Form 10-K.

     Route operations revenues attributable to fixed payment leases and revenue sharing contracts for the 1997 and 1996 three months are summarized below (dollars in thousands):

                                          1997               1996
                                   ___________________  __________________
                                            Percent             Percent
                                            of route            of route
                                            operations          operations
                                   Amount   revenues    Amount  revenues
                                   _______  __________  _______ __________
Route operations:
  Fixed payment leases             $16,444     75.0%    $13,804    65.2%
  Revenue sharing contracts          5,474     25.0       7,363    34.8
                                   _______    _____     _______   _____
      Totals                       $21,918    100.0%    $21,167   100.0%
                                   =======    =====     =======   =====


     The decrease in route operations revenues attributable to revenue sharing contracts of $1.9 million (from $7.4 million for the 1996 three months to $5.5 million for the 1997 three months) was principally due to the loss of the significant customer previously discussed.



     Costs and expenses:

     Route operations expenses for the 1997 three months increased $1.3 million (from $17.0 million for the 1996 three months to $18.3 million for the 1997 three months) and, as a percentage of route operations revenues, increased to 83.5% for the 1997 three months from 80.2% for the 1996 three months. Such increases were principally attributable to an increase in location rent. With respect to location rent, which is the single largest route operations expense, Jackpot entered into agreements for long-term extensions with four of its largest retail chain store customers during 1997. Such agreements, two of which were not due to expire on June 30, 1997, became effective July 1, 1997. A very competitive pricing environment caused Jackpot to offer significant increases in location rent over the existing agreements.

     The increase in route operations expenses of $1.3 million primarily resulted from a combination of an increase of $1.7 million in location rent for locations of existing chain store customers, which was related to the four chain store renewals, an increase of $.7 million in location rent for new locations of existing chain store customers, net of a decrease of $.9 million in location rent for lost chain store customers and a decrease of $.2 million in location rent associated with other revenue sharing contracts. The total for all other route operations costs and expenses for the 1997 three months approximated the aggregate amount for the 1996 three months. For a further description of the Company's lease and license agreements, see Item 1 - Business - Gaming Machine Route Operations and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview in the 1997 Form 10-K.

     Amortization expense for the 1997 three months decreased approximately $.1 million, from $.4 million for the 1996 three months to $.3 million for the 1997 three months. The decrease in amortization expense for the 1997 three months was attributable to reductions in amortization expense related to certain lease acquisition costs.
Depreciation expense for the 1997 three months, compared to the 1996 three months, remained constant at $.9 million.

     General and administrative expense for the 1997 three months decreased approximately $.1 million, from $1.0 million for the 1996 three months to $.9 million for the 1997 three months.

     Other income:

     Other income for the 1997 three months increased approximately
$.2 million (from $.4 million for the 1996 three months to $.6 million for the 1997 three months) primarily due to the increase in interest income earned from cash equivalents and to the receipt of approximately $.1 million for liquidated damages from the potential purchaser of Jackpot's remaining two casinos. Jackpot received such amount as a result of the potential purchaser's withdrawal of his gaming application with the Nevada Gaming Authorities.

     Other:

     The effective tax rate for the 1997 three months was 27%, which was lower than the 31% rate for the 1996 three months, primarily because of the increase in tax benefits from tax-exempt interest income.

     General:

     Operating income for the 1997 three months decreased $.3 million, from $1.9 million for the 1996 three months to $1.6 million for the 1997 three months. The decrease in operating income for the 1997 three months resulted primarily from a decrease in the route operations operating margin of $.6 million, net of an overall decrease in amortization, depreciation and general and administrative expenses of $.3 million. The decrease in the route operations operating margin of $.6 million (from $4.2 million for the 1996 three months to $3.6 million for the 1997 three months) was principally due to the increase in location rent expense for existing locations as previously described.

     While net income and earnings per share for the 1997 three months, compared to the 1996 three months, remained constant at $1.6 million and $.17, respectively, due to the factors described above, the Company's results of operations for the remainder of fiscal 1998 will continue to be adversely affected compared to the prior year periods due to the intensely competitive market conditions prevailing for gaming machine route operators, the loss of the significant chain store customer described above and the above referenced increases in location rent.

     However, management believes that the following may lessen the adverse effects described above: (i) increased revenues at existing locations as a result of the maturing of several recently opened new chain store locations, (ii) additional revenues from new locations scheduled to be opened by Jackpot's largest chain store customers, and
(iii) increased revenues at existing locations due to capital improvements or replacements of gaming machines. The Company experienced positive results from (i) and (iii) during the 1997 three months. While management believes that these events will occur, they are, in part, based upon factors that are outside the Company's control. Accordingly, no assurance can be given that such benefits will occur, or occur at sufficient levels to lessen the adverse effects described above.

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

                        PART II.  OTHER INFORMATION
                                  _________________

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              Exhibit 11.1 - Computation of Earnings Per Common Share for the three months ended September 30, 1997 and 1996.

              Exhibit 27.1 - Financial Data Schedule (EDGAR version only).

         (b) Reports on Form 8-K - No Form 8-K was filed for the three months ended September 30, 1997.


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

Date:  November 12, 1997