Form 10-Q
period 1997-12-31
JACKPOT ENTERPRISES INC
filed 1998-02-13
CIK 351903

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to________________


Commission file no. 1-9728

                            JACKPOT ENTERPRISES, INC.
_______________________________________________________________________________
        (Exact name of registrant as specified in its charter)


           NEVADA                                      88-0169922
______________________________             __________________________________
State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


1110 Palms Airport Drive, Las Vegas, Nevada          89119
___________________________________________         ________
 (Address of principal executive offices)          (Zip Code)


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

                       Yes   x        No
                           _____         _____

There were 8,933,495 shares of the registrant's common stock outstanding as of February 6, 1998.


              JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                                INDEX




Part I.  Financial Information

Item 1.  Financial Statements
           Condensed Consolidated Balance Sheets -
             December 31, 1997 and June 30, 1997
           Condensed Consolidated Statements of Income -
             Three and Six Months Ended December 31, 1997 and 1996 Condensed Consolidated Statement of Stockholders'
             Equity - Six Months Ended December 31, 1997
           Condensed Consolidated Statements of Cash  Flows -
             Six Months Ended December 31, 1997 and 1996
         Notes to Condensed Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations

Part II. Other Information

Item 1.  Legal Proceedings

Item 4.  Submission of Matters to a Vote of Stockholders

Item 6.  Exhibits and Reports on Form 8-K
                     JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                               (Dollars in thousands)


                                               December 31,  June 30,
       ASSETS                                     1997         1997
       ______                                  ___________   ________
Current assets:
  Cash and cash equivalents                      $ 49,035    $ 47,945
  Prepaid expenses                                  1,664       1,438
  Other current assets                              1,691       1,728
                                                 ________    ________
      Total current assets                         52,390      51,111
                                                 ________    ________
Property and equipment, at cost:
  Land and buildings                                1,535       1,535
  Gaming equipment                                 29,661      28,202
  Other equipment                                   4,648       4,595
  Leasehold improvements                              339         339
                                                 ________    ________
                                                   36,183      34,671
  Less accumulated depreciation                   (20,999)    (21,582)
                                                 ________    ________
                                                   15,184      13,089
Lease acquisition costs and other
  intangible assets, net of
  accumulated amortization of
  $4,228 and $6,198                                 2,557       3,596

Goodwill, net of accumulated
  amortization of $2,631 and $2,547                 3,991       4,074

Lease and other security deposits                   3,126       2,959

Other non-current assets                              482         438
                                                 ________    ________
      Total assets                               $ 77,730    $ 75,267
                                                 ========    ========

See Notes to Condensed Consolidated Financial Statements.
                     JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                      (Dollars in thousands, except share data)
                                   (Concluded)

                                                   December 31,  June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                  1997         1997
____________________________________               ___________   ________

Current liabilities:
  Accounts payable                                 $   454       $   375
  Other current liabilities                          4,298         4,407
                                                   _______       _______
       Total current liabilities                     4,752         4,782

Deferred rent                                        2,260         2,510
Deferred income tax                                    677           633
Other liabilities                                       61            61
                                                   _______       _______
       Total liabilities                             7,750         7,986
                                                   _______       _______

Commitments and contingencies

Stockholders' equity:
  Preferred stock - authorized
    1,000,000 shares of $1 par value;
    none issued
  Common stock - authorized
    30,000,000 shares of $.01 par
    value; 9,823,993 shares issued                      98            98
  Additional paid-in capital                        66,033        66,033
  Retained earnings                                 12,734         9,253
  Less 810,558 and 741,958 shares
    of common stock in treasury, at cost            (8,885)       (8,103)
                                                   _______       _______
       Total stockholders' equity                   69,980        67,281
                                                   _______       _______
       Total liabilities and
         stockholders' equity                      $77,730       $75,267
                                                   =======       =======





See Notes to Condensed Consolidated Financial Statements.
                     JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                THREE AND SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996
                     (Dollars in thousands, except per share data)

                                    Three Months Ended    Six Months Ended
                                        December 31,         December 31,
                                    __________________    ________________
                                      1997       1996       1997    1996
                                    _______    _______    _______  _______
Revenues:
  Route operations                  $22,949    $21,766    $44,867  $42,933
  Casino operations                     661        794      1,410    1,582
                                    _______    _______    _______  _______
      Totals                         23,610     22,560     46,277   44,515
                                    _______    _______    _______  _______
Costs and expenses:
  Route operations                   18,612     17,182     36,903   34,159
  Casino operations                     691        714      1,418    1,467
  Amortization                          286        431        562      862
  Depreciation                          897        858      1,765    1,746
  General and administrative            961      1,012      1,886    1,995
                                    _______    _______    _______  _______
      Totals                         21,447     20,197     42,534   40,229
                                    _______    _______    _______  _______

Operating income                      2,163      2,363      3,743    4,286
                                    _______    _______    _______  _______
Other income:
  Interest and other income             452        447      1,025      803
                                    _______    _______    _______  _______
      Totals                            452        447      1,025      803
                                    _______    _______    _______  _______
Income before income tax              2,615      2,810      4,768    5,089
                                    _______    _______    _______  _______
Provision (credit) for Federal
  income tax:
    Current                             826        872      1,243    1,578
    Deferred                           (120)                   44
                                    _______    _______    _______  _______
      Totals                            706        872      1,287    1,578
                                    _______    _______    _______  _______

Net income                          $ 1,909    $ 1,938    $ 3,481  $ 3,511
                                    =======    =======    =======  =======
Basic earnings per share            $   .21    $   .21    $   .38  $   .38
                                    =======    =======    =======  =======
Diluted earnings per share          $   .21    $   .21    $   .38  $   .37
                                    =======    =======    =======  =======
Cash dividends per share of
  common stock                      $  -       $   .08    $  -     $   .16
                                    =======    =======    =======  =======

See Notes to Condensed Consolidated Financial Statements.
                    JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       SIX MONTHS ENDED DECEMBER 31, 1997
                        (Dollars and shares in thousands)

                            Additional               Treasury        Total
           Common Stock       Paid-in   Retained       Stock      Stockholders'
           _____________      Capital   Earnings   ______________    Equity
           Shares Amount                           Shares Amount
           ______ ______   __________   ________   ______ _______ ____________
Balance
July 1,
1997       9,824   $98      $66,033     $ 9,253     (742) $(8,103)   $67,281

Repurchases
of common
stock                                                (69)    (782)      (782)

Net income                                3,481                        3,481
           _____   ___      _______     _______     ____  _______    _______
Balance
December
31, 1997   9,824   $98      $66,033     $12,734     (811) $(8,885)   $69,980
           =====   ===      =======     =======     ====  =======    =======


























See Notes to Condensed Consolidated Financial Statements.
                  JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996
                            (Dollars in thousands)

                                                              1997     1996
                                                            _______  _______
Operating activities:
  Net income                                                $ 3,481  $ 3,511
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                           2,327    2,608
      Deferred income tax                                        44
      Increase (decrease) from changes in:
        Prepaid expenses and other current assets              (350)     191
        Other non-current assets                               (125)      58
        Accounts payable                                         79      (12)
        Other current liabilities                              (109)     275
        Deferred rent                                           351     (277)
                                                            _______  _______
          Net cash provided by operating activities           5,698    6,354
                                                            _______  _______
Investing activities:
  Net proceeds from location operators                          100      130
  Proceeds from sales of subsidiary and property                201    1,465
  Purchases of property and equipment                        (4,085)  (1,390)
  Increase in lease acquisition costs and other
    intangible assets                                           (42)    (133)
                                                            _______  _______
          Net cash (used in) provided by investing
            activities                                       (3,826)      72
                                                            _______  _______

Financing activities:
  Proceeds from issuance of common stock                                 193
  Repurchases of common stock                                  (782)    (837)
  Dividends paid                                                      (1,496)
                                                            _______  _______
          Net cash used in financing activities                (782)  (2,140)
                                                            _______  _______
Net increase in cash and cash equivalents                     1,090    4,286
Cash and cash equivalents at beginning of period             47,945   39,024
                                                            _______  _______
Cash and cash equivalents at end of period                  $49,035  $43,310
                                                            =======  =======

Supplemental disclosures of cash flow data:
  Cash paid during the period for:
    Federal income tax                                      $ 1,400  $   800



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

             In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly Jackpot's financial position as of December 31, 1997, the results of its operations for the three and six months ended December 31, 1997 and 1996 and its cash flows for the six months ended December 31, 1997 and 1996. The earnings for the three and six months ended December 31, 1997 and 1996 are not necessarily indicative of results for a full year. Information included in the condensed consolidated balance sheet as of June 30, 1997 has been derived from Jackpot's Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended June 30, 1997 (the "1997 Form 10-K").
             These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and disclosures included in the 1997 Form 10-K.

             In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"), which is effective for fiscal periods ending after December 15, 1997. SFAS 129 establishes standards for disclosing information about an entity's capital structure. Management intends to comply with the disclosure requirements of this statement.

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

Note 2 - Earnings per share:
             In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which is effective for periods, including interim periods, ending after
             December 15, 1997.   SFAS 128 establishes standards for computing
             and presenting earnings per share ("EPS"), including the replacement of the presentation of primary EPS with the presentation of basic EPS, as defined. As required by SFAS 128, Jackpot adopted this statement for the three month period ended December 31, 1997. All prior-period EPS data presented has been restated to conform with the provisions of the statement. The implementation of SFAS 128 did not have a significant impact on EPS for the three and six months ended December 31, 1996.

             Basic EPS for the three and six months ended December 31, 1997 and 1996 is computed by dividing net income by the weighted average number of common shares outstanding for the respective period. Diluted EPS for the three and six months ended December 31, 1997 and 1996 is computed by dividing net income by the weighted number of common and common equivalent shares outstanding for the respective period. Options to purchase common stock, whose exercise price was greater than the average market price for the respective period, have been excluded from the computation of diluted EPS. Such antidilutive options outstanding for the three months ended December 31, 1997 and 1996 were 137,000 and 758,000, respectively, and for the six months ended December 31, 1997 and 1996 were 445,000 and 755,000, respectively. The following is the amount of income and number of shares used in the basic and diluted EPS computations (dollars and shares in thousands, except per share data):


                                         Three Months Ended   Six Months Ended
                                            December 31,         December 31,
                                         __________________   ________________
                                          1997        1996     1997     1996
                                         ______      ______   ______   ______
Basic earnings per share:
  Earnings:
    Income available to common
      stockholders                       $1,909      $1,938   $3,481   $3,511
                                         ======      ======   ======   ======
  Shares:
    Weighted average number of common
      shares outstanding                  9,072       9,333    9,077    9,344
                                         ======     =======   ======   ======

Basic earnings per share                 $  .21      $  .21   $  .38   $  .38
                                         ======     =======   ======   ======

Diluted earnings per share:
  Earnings:
    Income available to common
      stockholders                       $1,909      $1,938   $3,481   $3,511
    Effect of dilutive securities           -           -        -        -
                                         ______      ______   ______   ______
    Income, as adjusted                  $1,909      $1,938   $3,481   $3,511
                                         ======      ======   ======   ======
  Shares:
    Weighted average number of common
      shares outstanding                  9,072       9,333    9,077    9,344
    Common shares issuable upon assumed
      exercise of dilutive stock options  1,738       1,343    1,492    1,343
    Less common shares assumed to be
      repurchased by application of the
      treasury stock method to the
      proceeds using the average
      market price for the period        (1,554)     (1,272)  (1,336)  (1,273)
                                         ______      ______   ______   ______
    Weighted average number of common
      shares and common share
      equivalents outstanding             9,256       9,404    9,233    9,414
                                         ======      ======   ======   ======

Diluted earnings per share               $  .21      $  .21   $  .38   $  .37
                                         ======      ======   ======   ======

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

           Common stock in treasury:
             Jackpot purchased 68,600 and 79,940 shares of its common stock at the market price on the date of purchase for a total cost of approximately $782,000 and $898,000, or an average of $11.40 and $11.23 per share during the six months ended December 31, 1997 and one month ended January 31, 1998, respectively.

Note 4 - Commitments and contingencies:
           Litigation settlement:
             In March 1996, Phar-Mor, Inc. ("Phar-Mor"), a large chain store, filed a lawsuit against Jackpot in the United States Bankruptcy Court for the Northern District of Ohio, claiming it is owed approximately $1 million under an amended license agreement dated January 1, 1993 (the "Amended Agreement"). Jackpot filed an answer and counterclaim and certain proofs of claim reflecting its position that under a license agreement dated February 10, 1990 (the "Original Agreement"), Jackpot is owed in excess of $3 million. See Note 7 of Notes to Consolidated Financial Statements in the 1997 Form 10-K for a summary of these actions.

             In December 1997, the Court granted partial summary judgment in favor of Phar-Mor and against Jackpot, and set the matter for trial for determination of final damages. In order to avoid further litigation and to finally and fully resolve all claims between the parties, Jackpot entered into a settlement agreement and mutual release with Phar-Mor, effective February 6, 1998. Pursuant to the terms of the agreement, both the Original Agreement and the Amended Agreement are terminated and neither party has any remaining rights or continuing obligations to the other under the Original Agreement, the Amended Agreement or the proofs of claim. The cost of the settlement to Jackpot has been fully accrued as of December 31, 1997.

Item 2.  Management's Discussion and Analysis of Financial
         _________________________________________________
         Condition and Results of Operations
         ___________________________________

Capital Resources and Liquidity
_______________________________

     Cash Flows:

     Jackpot's principal sources of cash for the six months ended December 31, 1997 (the "1997 six months"), consisted of the cash flows from operating activities and its available cash and cash equivalents which, at June 30, 1997, was $47.9 million and at December 31, 1997 was $49.0 million. Net cash provided by operating activities for the 1997 six months was $5.7 million, compared to $6.4 million provided by operating activities for the six months ended December 31, 1996 (the "1996 six months").

     Net cash used in investing activities for the 1997 six months increased $3.9 million, from $.1 million provided by investing activities for the 1996 six months to $3.8 million used in investing activities for the 1997 six months. The 1996 six months includes the receipt of $1.3 million from the sale of Jackpot's interest in a casino subsidiary. Cash used in investing activities for purchases of property and equipment increased $2.7 million, from $1.4 million for the 1996 six months to $4.1 million for the 1997 six months. Primarily, as a result of the transactions described above, net cash used in investing activities increased by $3.9 million.

     Net cash used in financing activities for the 1997 six months was $.8 million, which consisted of payments for repurchases of common stock, compared to $2.1 million used in financing activities for the 1996 six months. The net cash used in financing activities for the 1996 six months was approximately $1.3 million greater than the net cash used in financing activities for the 1997 six months principally due to dividends paid of $1.5 million for the 1996 six months.

     Liquidity:

     At December 31, 1997, Jackpot had cash and cash equivalents of $49.0 million, an increase of $1.1 million from June 30, 1997. Jackpot's working capital increased to $47.6 million at December 31, 1997, from $46.3 million at June 30, 1997 primarily as a result of the activities described above.

     On October 29, 1996, Jackpot's Board of Directors authorized Jackpot's management to repurchase up to 500,000 shares of its common stock, from time to time, at prevailing market prices. From such authorization through January 1998, Jackpot has repurchased approximately 432,000 shares of common stock at a cost of approximately $4.5 million. On January 22, 1998, Jackpot's Board of Directors authorized management to repurchase an additional 500,000 shares of Jackpot's common stock, which increased the repurchase authorization from 500,000 to 1,000,000 shares.

     In March 1996, Phar-Mor, Inc. ("Phar-Mor"), a large chain store, filed a lawsuit against Jackpot in the United States Bankruptcy Court for the Northern District of Ohio, claiming it is owed approximately $1 million under an amended license agreement dated January 1, 1993 (the "Amended Agreement"). Jackpot filed an answer and counterclaim and certain proofs of claim reflecting its position that under a license agreement dated February 10, 1990 (the "Original Agreement"), Jackpot is owed in excess of $3 million. See Note 7 of Notes to Consolidated Financial Statements in the 1997 Form 10-K for a summary of these actions.

     In December 1997, the Court granted partial summary judgment in favor of Phar-Mor and against Jackpot, and set the matter for trial for determination of final damages. In order to avoid further litigation and to finally and fully resolve all claims between the parties, Jackpot entered into a settlement agreement and mutual release with Phar-Mor, effective February 6, 1998. Pursuant to the terms of the agreement, both the Original Agreement and the Amended Agreement are terminated and neither party has any remaining rights or continuing obligations to the other under the Original Agreement, the Amended Agreement or the proofs of claim. The cost of the settlement to Jackpot has been fully accrued as of December 31, 1997.

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

     Recently Issued Accounting Standards:

     In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which is effective for periods, including interim periods, ending after December 15, 1997. SFAS 128 establishes standards for computing and presenting earnings per share ("EPS"), including the replacement of the presentation of primary EPS with the presentation of basic EPS, as defined. As required by SFAS 128, Jackpot adopted this statement for the three month period ended December 31, 1997. All prior-period EPS data presented has been restated to conform with the provisions of the statement. The implementation of SFAS 128 did not have a significant impact on EPS for the three and six months ended December 31, 1996.

     In February 1997, the FASB issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"), which is effective for fiscal periods ending after December 15, 1997. SFAS 129 establishes standards for disclosing information about an entity's capital structure. Management intends to comply with the disclosure requirements of this statement.

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

Results of Operations
_____________________

     Revenues:

     Total revenues for the three months ended December 31, 1997 (the "1997 three months") increased $1.1 million, from $22.5 million for the three months ended December 31, 1996 (the "1996 three months") to $23.6 million for the 1997 three months, while total revenues for the 1997 six months increased $1.8 million, from $44.5 million for the 1996 six months to $46.3 million for the 1997 six months. The increase in total revenues of $1.1 million for the 1997 three months was the net result of an increase of $1.2 million (from $21.7 million for the 1996 three months to $22.9 million for the 1997 three months) in gaming machine route operations ("route operations") revenues and a decrease of $.1 million (from $.8 million for the 1996 three months to $.7 million for the 1997 three months) in casino operations revenues. The increase in total revenues of $1.8 million for the 1997 six months was the net result of an increase of $2.0 million (from $42.9 million for the 1996 six months to $44.9 million for the 1997 six months) in route operations revenues and a decrease of $.2 million (from $1.6 million for the 1996 six months to $1.4 million for the 1997 six months) in casino operations revenues.

     The increases in route operations revenues for the 1997 three months and 1997 six months of $1.2 million and $2.0 million, respectively, resulted from a combination of additional revenues generated from new and existing locations, net of lost revenues from terminated locations. New locations generated revenues of $2.0 million and $3.9 million and existing locations generated additional revenues of $1.7 million and $3.0 million for the 1997 three months and the 1997 six months, respectively. Terminated locations had generated revenues of $2.5 million and $4.9 million for the 1996 three months and the 1996 six months, respectively. The loss of revenues generated at terminated locations was due primarily to the expiration of Jackpot's right to operate at the locations of Warehouse Markets, Inc., a significant chain store customer, on June 30, 1997. Despite a long-term relationship with such customer, Jackpot was not willing to agree with the terms sought for a contract extension, which management believed were uneconomic. The agreement involved the operation of approximately 272 gaming machines in 16 locations. In fiscal 1997, Jackpot generated approximately 6% of its total revenues and a significant amount of operating income from operations at such customer's locations. For additional information regarding Jackpot's operations, see Item 1 - Business - Gaming Machine Route Operations in the 1997 Form 10-K.

     Route operations revenues attributable to fixed payment leases and revenue sharing contracts for the three and six months ended December 31, 1997 and 1996 are summarized below (dollars in thousands):


                                         Three Months ended December 31,
                                       _______________________________________
                                               1997               1996
                                       ___________________ ___________________

                                                Percent             Percent
                                                of route            of route
                                                operations          operations
                                       Amount   revenues   Amount   revenues
                                       _______  __________ _______  __________
Route operations:
  Fixed payment leases                 $16,939     73.8%   $14,514     66.7%
  Revenue sharing contracts              6,010     26.2      7,252     33.3
                                       _______    _____    _______    _____
    Totals                             $22,949    100.0%   $21,766    100.0%
                                       =======    =====    =======    =====


                                           Six Months ended December 31,
                                       _______________________________________
                                               1997               1996
                                       ___________________ ___________________
                                                Percent             Percent
                                                of route            of route
                                                operations          operations
                                       Amount   revenues   Amount   revenues
                                       _______  __________ _______  __________
Route operations:
  Fixed payment leases                 $33,383     74.4%   $28,318     66.0%
  Revenue sharing contracts             11,484     25.6     14,615     34.0
                                       _______    _____    _______    _____
    Totals                             $44,867    100.0%   $42,933    100.0%
                                       =======    =====    =======    =====

     The decreases in route operations revenues attributable to revenue sharing contracts of $1.2 million (from $7.2 million for the 1996 three months to $6.0 million for the 1997 three months) and $3.1 million (from $14.6 million for the 1996 six months to $11.5 million for the 1997 six months) were principally due to the loss of the significant customer previously discussed.



     Costs and expenses:

     Route operations expenses for the 1997 three months and 1997 six months increased $1.4 million (from $17.2 million for the 1996 three months to $18.6 million for the 1997 three months) and $2.7 million (from $34.2 million for the 1996 six months to $36.9 million for the 1997 six months) and, as a percentage of route operations revenues, increased to 81.1% and 82.2% for the 1997 three months and 1997 six months, respectively, from 78.9% and 79.6% for the 1996 three months and 1996 six months, respectively. Such increases were principally attributable to an increase in location rent. With respect to location rent, which is the single largest route operations expense, Jackpot entered into agreements for long-term extensions with four of its largest retail chain store customers during 1997. Such agreements, two of which were not due to expire on June 30, 1997, became effective July 1, 1997. A very competitive pricing environment caused Jackpot to offer significant increases in location rent over the existing agreements.

     The increases in route operations expenses of $1.4 million and $2.7 million resulted primarily from a combination of increases of $1.7 million and $3.5 million in location rent for locations of existing chain store customers, which were related to the four chain store renewals, increases of $.9 million and $1.6 million in location rent for new locations of existing chain store customers, net of decreases of $.9 million and $1.8 million in location rent for lost chain store customers and decreases of $.3 million and $.6 million in other route operations expenses, respectively. For a further description of the Company's lease and license agreements, see Item 1 - Business - Gaming Machine Route Operations and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview in the 1997 Form 10-K.

     Amortization expense for the 1997 three months and 1997 six months decreased $.1 million (from $.4 million for the 1996 three months to $.3 million for the 1997 three months) and $.3 million (from $.9 million for the 1996 six months to $.6 million for the 1997 six months). The decrease in amortization expense for the respective 1997 periods was attributable to reductions in amortization expense related to certain lease acquisition costs. Depreciation expense for the 1997 three months and 1997 six months, compared to the 1996 three months and 1996 six months, remained constant at $.9 million and $1.8 million, respectively.

     General and administrative expense for the 1997 three months, compared to the 1996 three months, remained constant at $1.0 million, while general and administrative expense for the 1997 six months decreased $.1 million, from $2.0 million for the 1996 six months to $1.9 million for the 1997 six months.

     Other income:

     Other income for the 1997 three months, compared to the 1996 three months, remained constant at $.4 million, while other income for the 1997 six months increased $.2 million (from $.8 million for the 1996 six months to $1.0 million for the 1997 six months) primarily due to the increase in interest income earned from cash equivalents and to the receipt of approximately $.1 million for liquidated damages from the potential purchaser of Jackpot's remaining two casinos. Jackpot received such amount as a result of the potential purchaser's withdrawal of his gaming application with the Nevada Gaming Authorities. In connection with its strategy to exit its casino operations, Jackpot is evaluating its options and continues to market its two casinos for sale. However, unless Jackpot is able to enter into agreements for the sale of these properties, on terms acceptable to Jackpot, no assurance can be given that such disposals will occur.

     Other:

     The effective tax rate for the 1997 three months and 1997 six months was 27%, which was lower than the 31% rate for the 1996 three months and 1996 six months, primarily because of the increase in tax benefits from tax-exempt interest income.

     General:

     Operating income for the 1997 three months and 1997 six months decreased $.2 million (from $2.4 million for the 1996 three months to $2.2 million for the 1997 three months) and $.6 million (from $4.3 million for the 1996 six months to $3.7 million for the 1997 six months). The decrease in operating income for the 1997 three months was due principally to a decrease in the route operations operating margin of $.2 million, from $4.6 million to $4.4 million, while the decrease in operating income for the 1997 six months resulted primarily from a combination of a decrease in the route operations operating margin of $.8 million, net of a decrease in amortization of $.3 million. The decrease in the route operations operating margin of $.8 million (from $8.8 million for the 1996 six months to $8.0 million for the 1997 six months) was due principally to the increase in location rent expense for existing locations as previously described.

     While net income and basic earnings per share for the 1997 three months and 1997 six months remained constant, due to the factors described above, the Company's results of operations for the remainder of fiscal 1998 will continue to be adversely affected, compared to the prior year periods, due to the intensely competitive market conditions prevailing for gaming machine route operators, the loss of the significant chain store customer described above and the above referenced increases in location rent.

     However, management believes that the following may lessen the adverse effects described above: (i) increased revenues at existing locations due to capital improvements or replacements of gaming machines, (ii) increased revenues at existing locations as a result of the maturing of several recently opened new chain store locations, and (iii) additional revenues from new locations scheduled to be opened by Jackpot's largest chain store customers. The Company experienced positive results primarily from (i), and to a lesser degree, from
(ii) and (iii) during the 1997 three months and 1997 six months. While management believes that these events will occur, they are, in part, based upon factors that are outside the Company's control. Accordingly, no assurance can be given that such benefits will occur, or occur at sufficient levels to lessen the adverse effects described above.



     Year 2000 issues:

     Jackpot is presently reviewing its computer hardware and software for potential "Year 2000" issues. The Year 2000 problem may occur as a result of the inability of computer hardware and/or software to appropriately recognize calendar dates beginning in the year 2000. Jackpot has appointed a senior officer with the responsibility of overseeing Jackpot's Year 2000 review. While management believes, based on its preliminary findings, that the Company will not experience significant adverse effects or incur material costs regarding "Year 2000" issues, no such assurance can be given until the review has been completed.

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

                           PART II.  OTHER INFORMATION
                                     _________________

Item 1.  Legal Proceedings

                In March 1996, Phar-Mor, Inc. ("Phar-Mor"), a large chain store, filed a lawsuit against Jackpot in the United States Bankruptcy Court for the Northern District of Ohio, claiming it is owed approximately $1 million under an amended license agreement dated January 1, 1993 (the "Amended Agreement"). Jackpot filed an answer and counterclaim and certain proofs of claim reflecting its position that under a license agreement dated February 10, 1990 (the "Original Agreement"), Jackpot is owed in excess of $3 million. See Note 7 of Notes to Consolidated Financial Statements in the 1997 Form 10-K for a summary of these actions.

                In December 1997, the Court granted partial summary judgment in favor of Phar-Mor and against Jackpot, and set the matter for trial for determination of final damages. In order to avoid further litigation and to finally and fully resolve all claims between the parties, Jackpot entered into a settlement agreement and mutual release with Phar-Mor, effective February 6, 1998. Pursuant to the terms of the agreement, both the Original Agreement and the Amended Agreement are terminated and neither party has any remaining rights or continuing obligations to the other under the Original Agreement, the Amended Agreement or the proofs of claim. The cost of the settlement to Jackpot has been fully accrued as of December 31, 1997.


Item 4.  Submission of Matters to a Vote of Stockholders

          (a) Jackpot's 1997 Annual Meeting of Stockholders was held on December 17, 1997.

          (b) Proxies were solicited by Jackpot's management without opposition and all nominees were elected to hold office until the next annual meeting as described in the Proxy Statement dated October 27, 1997.

          (c) No other matters were voted upon except for the proposal to ratify the appointment of Jackpot's independent auditors. The stockholders voted 8,071,401 shares "FOR", 71,402 shares "AGAINST" and 32,533 shares "ABSTAINING" to approve the appointment of Deloitte & Touche LLP as Jackpot's independent auditors for the fiscal year ending June 30, 1998.

Item 6.  Exhibits and Reports on Form 8-K

          (a)   Exhibits:

                Exhibit 27.1 - Financial Data Schedule (EDGAR version only).

          (b) Reports on Form 8-K - No Form 8-K was filed for the three months ended December 31, 1997.


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

Date:  February 13, 1998