Form 10-Q
period 1998-03-31
JACKPOT ENTERPRISES INC
filed 1998-05-11
CIK 351903

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                   OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to___________________


Commission file no. 1-9728

                             JACKPOT ENTERPRISES, INC.
_______________________________________________________________________________
               (Exact name of registrant as specified in its charter)

        NEVADA                                    88-0169922
_______________________________          _________________________________
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

1110 Palms Airport Drive, Las Vegas, Nevada              89119
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


                       Yes   x         No
                           _____          _____

There were 8,856,039 shares of the registrant's common stock outstanding as of May 4, 1998.

              JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                                INDEX



Part I.  Financial Information

Item 1.  Financial Statements
           Condensed Consolidated Balance Sheets -
             March 31, 1998 and June 30, 1997
           Condensed Consolidated Statements of Income -
             Three and Nine Months Ended March 31, 1998 and 1997
           Condensed Consolidated Statement of Stockholders' Equity -
             Nine Months Ended March 31, 1998
           Condensed Consolidated Statements of Cash  Flows -
             Nine Months Ended March 31, 1998 and 1997
           Notes to Condensed Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K
                  JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Dollars in thousands)

                                                March 31,     June 30,
             ASSETS                               1998          1997
             ______                             ________      ________
Current assets:
  Cash and cash equivalents                     $ 50,196      $ 47,945
  Prepaid expenses                                 1,144         1,438
  Other current assets                             1,912         1,728
                                                ________      ________
    Total current assets                          53,252        51,111
                                                ________      ________

Property and equipment, at cost:
  Land and buildings                               1,535         1,535
  Gaming equipment                                28,864        28,202
  Other equipment                                  4,703         4,595
  Leasehold improvements                             343           339
                                                ________      ________
                                                  35,445        34,671
  Less accumulated depreciation                  (19,802)      (21,582)
                                                ________      ________
                                                  15,643        13,089
Lease acquisition costs and other
  intangible assets, net of
  accumulated amortization of
  $4,432 and $6,198                                2,377         3,596

Goodwill, net of accumulated
  amortization of $2,671 and $2,547                3,950         4,074

Lease and other security deposits                  3,200         2,959

Other non-current assets                             -             438
                                                ________      ________
    Total assets                                $ 78,422      $ 75,267
                                                ========      ========

See Notes to Condensed Consolidated Financial Statements.
                   JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands, except share data)
                                 (Concluded)

                                                     March 31,     June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                   1998          1997
____________________________________                 ________      ________
Current liabilities:
  Accounts payable                                   $   675       $   375
  Other current liabilities                            3,384         4,407
                                                     _______       _______
       Total current liabilities                       4,059         4,782

Deferred rent                                          2,316         2,510
Deferred income tax                                      748           633
Other liabilities                                         61            61
                                                     _______       _______
       Total liabilities                               7,184         7,986
                                                     _______       _______

Commitments and contingencies

Stockholders' equity:
  Preferred stock - authorized
    1,000,000 shares of $1 par value;
    none issued
  Common stock - authorized
    30,000,000 shares of $.01 par value;
    9,845,477 and 9,823,993 shares issued                 98            98
  Additional paid-in capital                          66,277        66,033
  Retained earnings                                   14,646         9,253
  Less 890,638 and 741,958 shares
    of common stock in treasury, at cost              (9,783)       (8,103)
                                                     _______       _______
       Total stockholders' equity                     71,238        67,281
                                                     _______       _______
       Total liabilities and
         stockholders' equity                        $78,422       $75,267
                                                     =======       =======

See Notes to Condensed Consolidated Financial Statements.
                   JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              THREE AND NINE MONTHS ENDED MARCH 31, 1998 AND 1997
                 (Dollars in thousands, except per share data)

                                      Three Months Ended    Nine Months Ended
                                           March 31,            March 31,
                                      __________________    _________________
                                       1998        1997       1998      1997
                                      _______    _______    _______   _______
Revenues:
  Route operations                    $22,667    $22,221    $67,534   $65,154
  Casino operations                       704        726      2,114     2,308
                                      _______    _______    _______   _______
      Totals                           23,371     22,947     69,648    67,462
                                      _______    _______    _______   _______

Costs and expenses:
  Route operations                     18,303     17,593     55,206    51,752
  Casino operations                       616        650      2,034     2,117
  Amortization                            289        430        851     1,292
  Depreciation                            986        869      2,751     2,615
  General and administrative              992        975      2,878     2,970
                                      _______    _______    _______   _______

      Totals                           21,186     20,517     63,720    60,746
                                      _______    _______    _______   _______

Operating income                        2,185      2,430      5,928     6,716
                                      _______    _______    _______   _______
Other income:
  Interest and other income               435        426      1,460     1,229
                                      _______    _______    _______   _______
      Totals                              435        426      1,460     1,229
                                      _______    _______    _______   _______

Income before income tax                2,620      2,856      7,388     7,945
                                      _______    _______    _______   _______
Provision for Federal income tax:
  Current                                 669        598      1,912     2,176
  Deferred                                 39        287         83       287
                                      _______    _______    _______   _______
      Totals                              708        885      1,995     2,463
                                      _______    _______    _______   _______
Net income                            $ 1,912    $ 1,971    $ 5,393   $ 5,482
                                      =======    =======    =======   =======
Basic earnings per share              $   .21    $   .21    $   .60   $   .59
                                      =======    =======    =======   =======
Diluted earnings per share            $   .21    $   .21    $   .59   $   .59
                                      =======    =======    =======   =======
Cash dividends per share of
  common stock                        $   -      $   -      $   -     $   .16
                                      =======    =======    =======   =======

See Notes to Condensed Consolidated Financial Statements.
                   JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        NINE MONTHS ENDED MARCH 31, 1998
                       (Dollars and shares in thousands)


                            Additional              Treasury         Total
            Common  Stock     Paid-in   Retained      Stock       Stockholders'
            _____________     Capital   Earnings  _______________    Equity

            Shares Amount                         Shares  Amount
            ______ ______  ___________  _________ ______  _______ ____________

Balance
July 1,
1997        9,824    $98     $66,033     $ 9,253   (742)  $(8,103)    $67,281

Repurchases
of common
stock                                              (149)   (1,680)     (1,680)

Issuance of
shares on
exercise of
stock
options        21                244                                      244

Net
income                                     5,393                        5,393
            _____    ___     _______     _______   ____   _______     _______

Balance
March 31,
1998        9,845    $98     $66,277     $14,646   (891)  $(9,783)    $71,238
            =====    ===     =======     =======   ====   =======     =======






See Notes to Condensed Consolidated Financial Statements.
                   JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   NINE MONTHS ENDED MARCH 31, 1998 AND 1997
                             (Dollars in thousands)


                                                       1998      1997
                                                      _______   _______
Operating activities:
  Net income                                          $ 5,393   $ 5,482
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                     3,602     3,907
      Deferred income tax                                  83       287
      Increase (decrease) from changes in:
        Prepaid expenses and other current assets         189       773
        Other non-current assets                         (214)     (113)
        Accounts payable                                  300      (107)
        Other current liabilities                        (749)      122
        Deferred rent                                     407      (396)
        Other liabilities                                           115
                                                      _______   _______
          Net cash provided by operating activities     9,011    10,070
                                                      _______   _______
Investing activities:
  Net proceeds from location operators                    134       190
  Proceeds from sales of subsidiary and property          325     1,612
  Purchases of property and equipment                  (5,674)   (3,088)
  Increase in lease acquisition costs and other
    intangible assets                                    (109)     (365)
                                                      _______   _______
          Net cash used in investing activities        (5,324)   (1,651)
                                                      _______   _______
Financing activities:
  Proceeds from issuance of common stock                  244       193
  Repurchases of common stock                          (1,680)   (2,226)
  Dividends paid                                                 (1,496)
                                                      _______   _______
          Net cash used in financing activities        (1,436)   (3,529)
                                                      _______   _______

Net increase in cash and cash equivalents               2,251     4,890
Cash and cash equivalents at beginning of period       47,945    39,024
                                                      _______   _______
Cash and cash equivalents at end of period            $50,196   $43,914
                                                      =======   =======

Supplemental disclosures of cash flow data:
  Cash paid during the period for:
    Federal income tax                                $ 2,000   $ 1,600



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

             In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly Jackpot's financial position as of March 31, 1998, the results of its operations for the three and nine months ended March 31, 1998 and 1997 and its cash flows for the nine months ended March 31, 1998 and 1997. The earnings for the three and nine months ended March 31, 1998 and 1997 are not necessarily indicative of results for a full year. Information included in the condensed consolidated balance sheet as of June 30, 1997 has been derived from Jackpot's Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended June 30, 1997 (the "1997 Form 10-K"). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and disclosures included in the 1997 Form 10-K.

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

Note 2 - Earnings per share:
             In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which is effective for periods, including interim periods, ending after December 15, 1997. As required by SFAS 128, Jackpot adopted this statement for the three months ended December 31, 1997. SFAS 128 establishes standards for computing and presenting earnings per share ("EPS"), including the replacement of the presentation of primary EPS with the presentation of basic EPS, as defined. All prior-period EPS data presented has been restated to conform with the provisions of the statement. The implementation of SFAS 128 had no effect on EPS, as restated, for the three and nine months ended March 31, 1997.

             Basic EPS for the three and nine months ended March 31, 1998 and 1997 is computed by dividing net income by the weighted average number of common shares outstanding for the respective period. Diluted EPS for the three and nine months ended March 31, 1998 and 1997 is computed by dividing net income by the weighted number of common and common equivalent shares outstanding for the respective period. Options to purchase common stock, whose exercise price was greater than the average market price for the respective period, have been excluded from the computation of diluted EPS. Such antidilutive options outstanding for the three months ended March 31, 1998 and 1997 were 130,000 and 751,000, respectively, and for the nine months ended March 31, 1998 and 1997 were 169,000 and 754,000, respectively. The following is the amount of income and number of shares used in the basic and diluted EPS computations (dollars and shares in thousands, except per share data):

                                       Three Months Ended   Nine Months Ended
                                             March 31,          March 31,
                                       __________________   _________________

                                        1998        1997     1998       1997
                                       ______      ______   ______     ______
Basic earnings per share:
  Earnings:
    Income available to common
      stockholders                     $1,912      $1,971   $5,393     $5,482
                                       ======      ======   ======     ======
  Shares:
    Weighted average number
      of common shares outstanding      8,949       9,172    9,035      9,287
                                       ======      ======   ======     ======

Basic earnings per share               $  .21      $  .21   $  .60     $  .59
                                       ======      ======   ======     ======


Diluted earnings per share:
  Earnings:
    Income available to common
      stockholders                     $1,912      $1,971   $5,393     $5,482
    Effect of dilutive securities         -           -        -          -
                                       ______      ______   ______     ______
    Income, as adjusted                $1,912      $1,971   $5,393     $5,482
                                       ======      ======   ======     ======
  Shares:
    Weighted average number of
      common shares outstanding         8,949       9,172    9,035      9,287
    Common shares issuable upon
      assumed exercise of dilutive
      stock options                     1,718       1,342    1,739      1,343
    Less common shares assumed to be
      repurchased by application of
      the treasury stock method to
      the proceeds using the average
      market price for the period      (1,482)     (1,272)  (1,556)    (1,273)
                                       ______      ______   ______     ______
    Weighted average number of
      common shares and common
      share equivalents outstanding     9,185       9,242    9,218      9,357
                                       ======      ======   ======     ======

Diluted earnings per share             $  .21      $  .21   $  .59     $  .59
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

           Common stock in treasury:
             Jackpot purchased 148,680 and 103,700 shares of its common stock at the market price on the date of purchase for a total cost of approximately $1,681,000 and $1,251,000, or an average of $11.31 and $12.06 per share during the nine months ended March 31, 1998 and one month ended April 30, 1998, respectively.

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

             In December 1997, the Court granted partial summary judgment in favor of Phar-Mor and against Jackpot, and set the matter for trial for determination of final damages. In order to avoid further litigation and to finally and fully resolve all claims between the parties, Jackpot entered into a settlement agreement and mutual release with Phar-Mor, effective February 6, 1998. Pursuant to the terms of the agreement, both the Original Agreement and the Amended Agreement are terminated and neither party has any remaining rights or continuing obligations to the other under the Original Agreement, the Amended Agreement or the proofs of claim. The cost of the settlement to Jackpot has been fully accrued as of December 31, 1997 and was paid in February 1998.

Item 2.  Management's Discussion and Analysis of Financial
         _________________________________________________

         Condition and Results of Operations
         ___________________________________

Capital Resources and Liquidity
_______________________________

     Cash Flows:

     Jackpot's principal sources of cash for the nine months ended March 31, 1998 (the "1998 nine months"), consisted of the cash flows from operating activities and its available cash and cash equivalents which, at June
30, 1997, was $47.9 million and at March 31, 1998 was $50.2 million. Net cash provided by operating activities for the 1998 nine months was $9.0 million, compared to $10.1 million provided by operating activities for the nine months ended March 31, 1997 (the "1997 nine months").

     Net cash used in investing activities for the 1998 nine months increased $3.7 million, from $1.6 million used in investing activities for the 1997 nine months to $5.3 million used in investing activities for the 1998 nine months. The 1997 nine months includes the receipt of $1.3 million from the sale of Jackpot's interest in a casino subsidiary. Cash used in investing activities for purchases of property and equipment increased $2.6 million, from $3.1 million for the 1997 nine months to $5.7 million for the 1998 nine months. Primarily, as a result of the transactions described above, net cash used in investing activities increased by $3.7 million.

     Net cash used in financing activities for the 1998 nine months was $1.4 million, and resulted from payments for repurchases of common stock of $1.7 million, net of proceeds of approximately $.3 million from the issuance of common stock upon the exercise of stock options. The net cash used in financing activities for the 1997 nine months was approximately $2.1 million greater than the net cash used in financing activities for the 1998 nine months principally due to payments of dividends of $1.5 million for the 1997 nine months.

     Liquidity:

     At March 31, 1998, Jackpot had cash and cash equivalents of $50.2 million, an increase of $2.3 million from June 30, 1997. Jackpot's working capital increased to $49.2 million at March 31, 1998, from $46.3 million at June 30, 1997 primarily as a result of the activities described above.

     On October 29, 1996, Jackpot's Board of Directors authorized management to repurchase up to 500,000 shares of Jackpot's common stock at prevailing market prices. Subsequently, on January 22, 1998, such authorization was increased from 500,000 to 1,000,000 shares. From the authorization on October 29, 1996 through April 1998, Jackpot has repurchased approximately 536,000 shares of common stock at a cost of $5.7 million.

     Management believes Jackpot's working capital and cash provided by operations will be sufficient to enable Jackpot to meet its planned capital expenditures and other cash requirements for the remainder of the fiscal year ending June 30, 1998. With respect to planned capital expenditures, management anticipates Jackpot will purchase approximately $1.5 million of property and equipment, exclusive of business acquisitions, if any, in the remainder of fiscal 1998 to be used in existing and currently planned new locations.

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

     Recently Issued Accounting Standards:

     In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which is effective for periods, including interim periods, ending after December 15, 1997. As required by SFAS 128, Jackpot adopted this statement for the three months ended December 31, 1997. SFAS 128 establishes standards for computing and presenting earnings per share ("EPS"), including the replacement of the presentation of primary EPS with the presentation of basic EPS, as defined. All prior-period EPS data presented has been restated to conform with the provisions of the statement. The implementation of SFAS 128 had no effect on EPS, as restated, for the three and nine months ended March
31, 1997.

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

Results of Operations
_____________________


     Revenues:

     Total revenues for the three months ended March 31, 1998 (the "1998 three months") increased $.4 million, from $23.0 million for the three months ended March 31, 1997 (the "1997 three months") to $23.4 million for the 1998 three months, while total revenues for the 1998 nine months increased $2.2 million, from $67.4 million for the 1997 nine months to $69.6 million for the 1998 nine months. The increase in total revenues of $.4 million for the 1998 three months was due primarily to an increase of approximately $.5 million (from $22.2 million for the 1997 three months to $22.7 million for the 1998 three months) in gaming machine route operations ("route operations") revenues. The increase in total revenues of $2.2 million for the 1998 nine months was the net result of an increase of $2.4 million (from $65.1 million for the 1997 nine months to $67.5 million for the 1998 nine months) in route operations revenues and a decrease of $.2 million (from $2.3 million for the 1997 nine months to $2.1 million for the 1998 nine months) in casino operations revenues.

     The increases in route operations revenues for the 1998 three months and 1998 nine months of $.5 million and $2.4 million, respectively, resulted from a combination of additional revenues generated from new and existing locations, net of lost revenues from terminated locations. New locations generated revenues of $.9 million and $4.8 million and existing locations generated additional revenues of $2.1 million and $5.0 million for the 1998 three months and the 1998 nine months, respectively. Terminated locations had generated revenues of $2.5 million and $7.4 million for the 1997 three months and the 1997 nine months, respectively. The loss of revenues generated at terminated locations was due primarily to the expiration of Jackpot's right to operate at the locations of Warehouse Markets, Inc., a significant chain store customer, on June 30, 1997. Despite a long-term relationship with such customer, Jackpot was not willing to agree with the terms sought for a contract extension, which management believed were uneconomic. The agreement involved the operation of approximately 272 gaming machines in 16 locations. In fiscal 1997, Jackpot generated approximately 6% of its total revenues and a significant amount of operating income from operations at such customer's locations. For additional information regarding Jackpot's operations, see Item 1 - Business - Gaming Machine Route Operations in the 1997 Form 10-K.

     Route operations revenues attributable to fixed payment leases and revenue sharing contracts for the three and nine months ended March 31, 1998 and 1997 are summarized below (dollars in thousands):

                                            Three Months Ended March 31,
                                     _________________________________________

                                           1998                  1997
                                     ___________________   ___________________
                                              Percent               Percent
                                              of route              of route
                                              operations            operations
                                     Amount   revenues     Amount   revenues
                                     _______  __________   _______  __________
Route operations:
  Fixed payment leases               $16,736     73.8%     $15,074    67.8%
  Revenue sharing contracts            5,931     26.2        7,147    32.2
                                     _______    _____      _______   _____

    Totals                           $22,667    100.0%     $22,221   100.0%
                                     =======    =====      =======   =====


                                             Nine Months Ended March 31,
                                     _________________________________________

                                           1998                  1997
                                     ____________________  ___________________
                                              Percent               Percent
                                              of route              of route
                                              operations            operations
                                     Amount   revenues     Amount   revenues
                                     _______  __________   _______  __________
Route operations:
  Fixed payment leases               $50,119     74.2%     $43,392    66.6%
  Revenue sharing contracts           17,415     25.8       21,762    33.4
                                     _______    _____      _______   _____

    Totals                           $67,534    100.0%     $65,154   100.0%
                                     =======    =====      =======   =====

     The decreases in route operations revenues attributable to revenue sharing contracts of $1.2 million (from $7.1 million for the 1997 three months to $5.9 million for the 1998 three months) and $4.3 million (from $21.7 million for the 1997 nine months to $17.4 million for the 1998 nine months) were principally due to the loss of the significant customer previously discussed.

     Costs and expenses:

     Route operations expenses for the 1998 three months and 1998 nine months increased $.7 million (from $17.6 million for the 1997 three months to $18.3 million for the 1998 three months) and $3.4 million (from $51.8 million for the 1997 nine months to $55.2 million for the 1998 nine months) and, as a percentage of route operations revenues, increased to 80.7% and 81.7% for the 1998 three months and 1998 nine months, respectively, from 79.2% and 79.4% for the 1997 three months and 1997 nine months, respectively. Such increases were principally attributable to an increase in location rent. With respect to location rent, which is the single largest route operations expense, Jackpot entered into agreements for long-term extensions with four of its largest retail chain store customers during 1997. Such agreements, two of which were not due to expire on June 30, 1997, became effective July 1, 1997. A very competitive pricing environment caused Jackpot to offer significant increases in location rent over the existing agreements.

     The increases in route operations expenses of $.7 million and $3.4 million resulted primarily from a combination of increases of $2.2 million and $5.7 million in location rent for locations of existing chain store customers, which were related to the four chain store renewals, increases of $.4 million and $2.0 million in location rent for new locations of existing chain store customers, net of decreases of $.9 million and $2.7 million in location rent for lost chain store customers and decreases of $1.0 million and $1.6 million in other route operations expenses, respectively.
For a further description of the Company's lease and license agreements, see
Item 1 - Business - Gaming Machine Route Operations and Item 7 - Management's
Discussion and Analysis of Financial Condition and Results of Operations -
Overview in the 1997 Form 10-K.


     Amortization expense for the 1998 three months and 1998 nine months decreased $.1 million (from $.4 million for the 1997 three months to $.3 million for the 1998 three months) and $.4 million (from $1.3 million for the 1997 nine months to $.9 million for the 1998 nine months). The decrease in amortization expense for the respective 1998 periods was attributable to reductions in amortization expense related to certain lease acquisition costs.

     Depreciation expense for the 1998 three months and 1998 nine months increased $.1 million (from $.9 million for the 1997 three months to $1.0 million for the 1998 three months) and $.2 million (from $2.6 million for the 1997 nine months to $2.8 million for the 1998 nine months). The increase in depreciation expense for the respective 1998 periods was principally attributable to new gaming machines purchased during the 1998 nine months.

     General and administrative expense for the 1998 three months, compared to the 1997 three months, remained constant at $1.0 million, while general and administrative expense for the 1998 nine months decreased $.1 million, from $3.0 million for the 1997 nine months to $2.9 million for the 1998 nine months.

     Other income:

     Other income for the 1998 three months, compared to the 1997 three months, remained constant at $.4 million, while other income for the 1998 nine months increased approximately $.2 million (from $1.2 million for the 1997 nine months to $1.4 million for the 1998 nine months) primarily due to the increase in interest income earned from cash equivalents and to the receipt of approximately
$.1 million for liquidated damages from the potential purchaser of Jackpot's remaining two casinos. Jackpot received such amount as a result of the potential purchaser's withdrawal of his gaming application with the Nevada
Gaming Authorities. In connection with its strategy to exit its casino operations, Jackpot is evaluating its options and continues to market its two casinos for sale. However, unless Jackpot is able to enter into agreements for the sale of these properties, on terms acceptable to Jackpot, no assurance can be given that such disposals will occur.

     Other:

     The effective tax rate for the 1998 three months and 1998 nine months was 27%, which was lower than the 31% rate for the 1997 three months and 1997 nine months, primarily because of the increase in tax benefits from tax-exempt interest income.

     General:

     Operating income for the 1998 three months and 1998 nine months decreased $.2 million (from $2.4 million for the 1997 three months to $2.2 million for the 1998 three months) and $.8 million (from $6.7 million for the 1997 nine months to $5.9 million for the 1998 nine months). The decrease in operating income for the 1998 three months was due principally to a decrease in the route operations operating margin of $.3 million, from $4.6 million for the 1997 three months to $4.3 million for the 1998 three months, while the decrease in operating income for the 1998 nine months resulted primarily from a combination of a decrease in the route operations operating margin of $1.1 million, net of a decrease in amortization of $.4 million. The decrease in the route operations operating margin of $1.1 million (from $13.4 million for the 1997 nine months to $12.3 million for the 1998 nine months) was due principally to the increase in location rent expense for existing locations as previously described.

     While net income for the 1998 three months and 1998 nine months decreased slightly compared to the respective 1997 periods, and diluted earnings per share for the 1998 three months and 1998 nine months remained constant, the Company's results of operations for the remainder of fiscal 1998 will continue to be adversely affected, compared to the prior year periods, due to the intensely competitive market conditions prevailing for gaming machine route operators, the loss of the significant chain store customer described above and the above referenced increases in location rent.

     However, management believes that the following may lessen the adverse effects described above: (i) increased revenues at existing locations due to capital improvements or replacements of gaming machines, (ii) increased revenues at existing locations as a result of the maturing of several recently opened new chain store locations, and (iii) additional revenues from new locations scheduled to be opened by Jackpot's largest chain store customers. The Company experienced positive results primarily from (i), and to a lesser degree, from
(ii) and (iii) during the 1998 three months and 1998 nine months. While management believes that these events will occur, they are, in part, based upon factors that are outside the Company's control. Accordingly, no assurance can be given that such benefits will occur, or occur at sufficient levels to lessen the adverse effects described above.

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

     Forward-looking statements:

     Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission contains statements that may be considered forward-looking. In addition, from time to time, the Company may release or publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments and similar matters. The Private Securities
Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, competitive pressures, the loss or nonrenewal of any of Jackpot's significant contracts, conditioning or suspension of any gaming license, unfavorable changes in gaming regulations, adverse results of significant litigation matters, possible future financial difficulties of a significant customer and the continued growth of the gaming industry and population in Nevada. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. The Company assumes no obligation to update or supplement forward-looking statements as a result of new circumstances or subsequent events.

                          PART II.  OTHER INFORMATION
                                    _________________

Item 6.   Exhibits and Reports on Form 8-K

         (a) Exhibits:

             Exhibit 27.1 - Financial Data Schedule (EDGAR filing only).

         (b) Reports on Form 8-K - No Form 8-K was filed for the three months ended March 31, 1998.

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

Date:  May 11, 1998
