Form 10-K
period 1998-06-30
JACKPOT ENTERPRISES INC
filed 1998-09-23
CIK 351903

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended June 30, 1998

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to____________

     Commission File Number 1-9728

                          JACKPOT ENTERPRISES, INC.
__________________________________________________________________________
            (Exact name of registrant as specified in its charter)

                     Nevada                               88-0169922
________________________________________________   _______________________
(State or other jurisdiction of incorporation or      (I.R.S. Employer
organization)                                          Identification No.)

1110 Palms Airport Drive, Las Vegas, Nevada                  89119
________________________________________________   _______________________
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:      (702) 263-5555
                                                   _______________________

Securities registered pursuant to Section 12(b) of the Act:
                                                     Name of each exchange
       Title of each class                            on which registered
________________________________________________   _______________________
Common Stock - Par value $.01 per share,           New York Stock Exchange
which include certain preferred stock
purchase rights

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

As of August 31, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $80,414,574.

As of September 18, 1998, there were 8,625,780 shares of the Registrant's common stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Proxy Statement relating to the 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                               PART I

Item 1.  Business
         ________

General
_______

     Jackpot Enterprises, Inc., a Nevada corporation, ("Jackpot" or the "Company") has been actively engaged, through its subsidiaries, in the gaming industry for over 30 years. The Company is one of the largest gaming machine route operators in the State of Nevada, operating, as of June 30, 1998, 4,097 gaming machines in 412 locations. Jackpot is an established leader in the operation of gaming machines in multiple retail locations ("gaming machine route operations"). In addition to its gaming machine route operations, Jackpot, as of June 30, 1998, operated two casinos with an aggregate of 187 gaming machines. However, as part of its strategy to exit its remaining casino operations, Jackpot continues to market the casino properties for sale.

     Jackpot's gaming machine route operations are subject to seasonal fluctuations. The gaming play for such operations is generally greater in
the second and fourth quarters of Jackpot's fiscal year.   For the fiscal
year ended June 30, 1998, 97% of total revenues were derived from Jackpot's gaming machine route operations and 3% from its casino operations. As of June 30, 1998, Jackpot operated 4,284 gaming machines in 414 locations. Unless the context indicates otherwise, references to "Jackpot" and the "Company" include its direct and indirect subsidiaries.

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

     Pursue Other Strategic Gaming and Nongaming Opportunities. Jackpot continually reviews and evaluates potential gaming and nongaming opportunities. The Company's strong financial position and potential access to capital represent a competitive advantage which enables management to explore potential acquisitions and strategic combinations. Jackpot is committed to pursue all such opportunities in order to improve future earnings and enhance shareholder value. In evaluating such potential opportunities the Company is looking for candidates with either a value orientation or sustainable rates of growth.

     Although Jackpot is exploring expansion and acquisition opportunities, there can be no assurance that such opportunities will be available on terms acceptable to Jackpot or that if completed that such opportunities will be successful.

Gaming Machine Route Operations
_______________________________

     Gaming machine route operations involve the installation, operation and service of gaming machines owned by Jackpot in licensed, leased or subleased space in retail stores (supermarkets, drug stores, merchandise stores and convenience stores), bars and restaurants throughout Nevada. With respect to retail stores, Jackpot generally licenses, leases or subleases space in stores which are part of a chain of stores and installs gaming machines and a service center near the store's entrance, where customer traffic is greatest. The number of gaming machines per store is determined by licensing limitations, available space and license, lease or sublease negotiations.

     In fiscal 1998, approximately 84% of Jackpot's gaming machine route operations revenues were generated by southern Nevada operations and approximately 16% by northern Nevada operations. Management believes that Jackpot has a substantial market share of gaming machine operations in supermarkets, drug stores and merchandise stores in Nevada, and that its customers are primarily local Nevada residents.

     As of June 30, 1998, Jackpot operated 4,097 gaming machines at 412 locations in its gaming machine route business; 136 of the locations contained 15 gaming machines, 33 of the locations contained more than 15 machines and 243 of the locations contained fewer than 15 machines. Service centers are operated at retail store locations with generally 15 gaming machines or more during all store business hours by employees of Jackpot who provide coin, currency and other services to players of the gaming machines. On a regular basis, money is removed from the gaming machines and the service center is replenished with coin and currency.

     Gaming machines are routinely serviced, repaired, and maintained by mechanics employed by Jackpot. In the opinion of management, Jackpot's gaming machines and associated equipment are well-maintained, adequately insured, and in good working condition.

     The following table sets forth certain historical data showing the changes to the number of machines and locations in Jackpot's gaming machine route operations through June 30, 1998:

                                                 As of June 30,
                                       _________________________________

                                        1998   1997   1996   1995   1994
                                       _____  _____  _____  _____  _____

Number of machines on location         4,097  4,075  4,211  4,284  4,072
Number of locations                      412    419    439    452    434

     Jackpot's agreements for its locations generally are in the form of written license, lease, sublease or revenue sharing contract and generally give Jackpot the exclusive right to install gaming machines at such locations. License, lease and sublease agreements, which accounted for approximately 75% of total gaming machine route operations revenues in fiscal 1998, require payments of fixed monthly fees based upon the amount of space used and/or the number of gaming machines placed at the location. The remainder provide for the payment to the location owner of a rental fee or a revenue sharing arrangement based upon a percentage of the revenues generated by Jackpot's gaming machines at such location. A location owner is not permitted to receive gaming machine revenues (lease or otherwise) based upon a percentage of revenues unless such owner is licensed by the Nevada Gaming Commission. The renewal or extension of agreements at existing locations have generally resulted in increased monthly fees. Licenses, leases and subleases have a wide range of terms and maturities, with expiration dates, including option periods, extending from 1998 to 2010.

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

     Jackpot has a significant amount of its gaming machine route operations at retail stores which are part of a group of affiliated store chains. Gaming machine route operations from two groups of affiliated store chains for the fiscal years ended June 30, 1998, 1997 and 1996 each accounted for more than 10% of Jackpot's total revenues in such fiscal years. The largest five store chains (Albertson's, Inc., American Drug Stores, Inc., Kmart Corporation, Lucky Stores, Inc. and Rite Aid Corporation) accounted for
approximately 64% of Jackpot's total revenues in fiscal 1998.    Agreements
with these five customers have expiration dates ranging from 2003 to 2010. Such agreements provide Jackpot the continued right to operate gaming machines at certain existing locations and future locations in Nevada, if any, of such customers. The loss or nonrenewal of any of these leases could have a material adverse effect on the Company's future results of operations.

     In August 1998, Albertson's, Inc. and American Stores Company (the parent company of Lucky Stores, Inc. and American Drug Stores, Inc.) announced that the companies have entered into a definitive merger agreement. Per the announcement, such transaction is expected to close in early calendar 1999, subject to various approvals. Route operations revenues generated at the locations of the combined entities represent a significant portion of Jackpot's total revenues, and if such transaction had occurred at the beginning of fiscal 1998, such revenues would have accounted for approximately 55% of Jackpot's total revenues in fiscal 1998.

     Most of Jackpot's licenses, leases and subleases with major retail chains cover a number of specified stores in Nevada and usually provide Jackpot with an option to install gaming machines at any new stores of the retail chain opened in Nevada. All of the licenses, leases and subleases require Jackpot to pay all installation, maintenance and insurance expenses and all taxes in connection with Jackpot's operations at the location. Some of the Company's license, lease or sublease agreements require fixed periodic increases in monthly fees during the term of the contract. Jackpot's license, lease and sublease agreements generally provide that in the event that Jackpot fails to pay the required rental or license fees under such license, lease or sublease or defaults in the performance of any of its other obligations thereunder, the store operator can terminate the license, lease or sublease, usually after notice and a cure period of between 10 and 30 days. These agreements generally also provide that if the store operator terminates its business at a location, the license, lease or sublease is automatically terminated as to that location. Jackpot believes that it is not in default under any of its present licenses, leases or subleases. See Note 8 of Notes to Consolidated Financial Statements.

     Despite a long-term relationship with Warehouse Markets, Inc., a significant customer, Jackpot was not willing to agree with the terms sought for a contract extension, which management believed were uneconomic. The agreement, which expired on June 30, 1997, involved the operation of approximately 272 gaming machines in 16 locations. In fiscal 1997, Jackpot generated approximately 6% of its total revenues and a significant amount of operating income from operations at such customer's locations.

     The renewal or extension of agreements with major retail chains has generally resulted in increased monthly fees. These contracts often require fixed periodic increases in monthly fees during the term of the contract.
In 1997, Jackpot entered into agreements for long-term contract extensions, which became effective July 1, 1997, with four of its largest retail chain store customers, two of which were not due to expire on June 30, 1997. A very competitive pricing environment caused the Company to offer significant increases in location rent over the existing agreements. While fiscal 1998 was adversely affected by the loss of Warehouse Markets, Inc. and by significant increases in location rent, such effect was principally offset by increases in revenues generated at existing and new route operations locations.

     In September 1998, Jackpot entered into an agreement for a long-term contract extension with one of its largest retail store customers. Pursuant to the terms of the new agreement, which will become effective July 1, 1999, rent expense will increase significantly over the previous agreement. Such increase could adversely affect the Company's results of operations for the year ending June 30, 2000. Excluding the aforementioned long-term extension, license, lease and sublease agreements, representing 41 agreements and approximately 4% of fiscal 1998 route operations revenues, have terms expiring during fiscal 1999.

Casino Operations
_________________

     On August 13, 1996, Jackpot's Board of Directors approved a plan to dispose of Jackpot Owl, Inc. (the "Owl Club") and Jackpot's Highway 93 Casino, Inc. (the "Pony Express Casino"), Jackpot's two remaining casinos, as part of its strategy to exit its casino operations. This decision was reached after considering that these casino operations generated unacceptably low returns on capital, possessed limited growth prospects and commanded a disproportionately high amount of management time. Although the Company continues to market these two casinos for sale, no assurance can be given that such disposals will occur.

     The Owl Club, as of June 30, 1998, operated 93 gaming machines and two table games in Battle Mountain, Nevada. The Owl Club also has a restaurant operation and an eighteen room motel. Jackpot owns the land and buildings used in the Owl Club's casino and motel operations. The Owl Club primarily serves local residents and markets with its food and informal and congenial atmosphere.

     Jackpot manages the casino operations of the Pony Express Casino in Jackpot, Nevada under a month to month space lease agreement. As of June 30, 1998, Jackpot operated 94 gaming machines in approximately 2,600 square feet of casino space. The Pony Express Casino attracts hotel guests, local residents and tourists, primarily from the Idaho market.

     For additional information concerning Jackpot's operations, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Suppliers
_________

     Jackpot purchases a variety of models and styles of gaming machines primarily from one manufacturer, International Game Technology ("IGT"). Although the Company purchased approximately 98% of its gaming machines from IGT in fiscal 1998, Jackpot does not believe it is dependent upon IGT for future purchases. Jackpot does not have a contractual commitment for future purchases with IGT, or any other manufacturer. Each gaming machine accepts only one denomination of coin and, with minor exceptions, each location will have a variety of machines requiring different denominations of coins.
Gaming machines operated by Jackpot are multiple coin play. Multiple coin play allows a player to wager several coins of the same denomination on each play. Jackpot continually tests, on a trial basis, new machines from various gaming machine manufacturers to determine which games and models will appeal to its customers to enhance play levels.

Employees
_________

     As of June 30, 1998, Jackpot employed approximately 850 persons, the substantial portion of whom are non-management personnel. None of Jackpot's employees are covered by a collective bargaining agreement and Jackpot believes that it has satisfactory employee relations.

Competition
___________

     Gaming machines and gaming of all types are available in Nevada in casinos and hotel casinos, as well as in locations similar to those of Jackpot, all of which compete directly or indirectly with Jackpot. Jackpot has been and is subject to substantial direct competition for the operation of gaming machines in approved locations from numerous small gaming machine route operators and some large operators, located principally in Las Vegas and Reno and their surrounding areas. Management believes at least one of these competitors has more gaming machines or locations than Jackpot. In addition, certain of such competitors manufacture gaming machines. The principal methods of competition for gaming machine locations are the lease, sublease, license or revenue sharing terms, the service provided by the route operator and the experience, reputation and financial strength of the route operator. In recent years Jackpot has faced increased competition in its gaming machine route operations, and as certain of its licenses, leases and subleases have begun to expire, it has faced strong competition from other route operators who have attempted or captured locations by offering more favorable terms to retail store owners. As a result of such competition, along with the Company's continual evaluation of leases and adherence to management's pricing guidelines, revenues generated from route operations, which are attributable to revenue sharing contracts, have decreased since fiscal 1995. For additional information concerning Jackpot's revenue sharing contracts, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Regulation and Licensing Requirements
_____________________________________

     Nevada

     The ownership and operation of casino gaming facilities and gaming routes in Nevada are subject to: (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, "Nevada Act"); and (ii) various local regulations. The Company's gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission
("Nevada Commission"), the Nevada State Gaming Control Board ("Nevada Board") and local regulatory authorities. The Nevada Commission, the Nevada
Board and the local regulatory authorities are collectively referred to as the "Nevada Gaming Authorities."

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

     Corporations that operate casinos and gaming machine routes in Nevada are required to be licensed by the Nevada Gaming Authorities. A gaming license requires the periodic payment of fees and taxes and is not transferable. The Company is registered by the Nevada Commission as a publicly traded corporation ("Registered Corporation") and as such, it is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. The Company has been found suitable by the Nevada Commission to own the stock of Cardivan Company, Corral Coin, Inc., Corral Country Coin, Inc. and Corral United, Inc. (the "Route Subsidiaries") and Jackpot Gaming, Inc. Jackpot Gaming, Inc. is registered as a holding corporation and is approved by the Nevada Gaming Authorities to own the stock of the Owl Club and the Pony Express Casino (the "Casino Subsidiaries"). No person may become a stockholder of, or receive any percentage of profits from, the Route Subsidiaries, Jackpot Gaming, Inc., or the Casino Subsidiaries without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company, the Route Subsidiaries, Jackpot Gaming, Inc. and the Casino Subsidiaries have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

     The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company or any of its subsidiaries in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of the Route Subsidiaries and the Casino Subsidiaries must file applications with the Nevada Gaming Authorities and may be required to be licensed or be found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of the Company who are actively and directly involved in gaming activities of the Company or its subsidiaries may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

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

                                                 Approximate     Percentage
Location                          Use                Size        Utilization
_______________________     ________________    _____________    ___________
OWNED PROPERTIES:

Battle Mountain, Nevada     Casino and motel    10,000 sq. ft.     100%
                            operations

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

Executive Officers of the Registrant
____________________________________

     The executive officers of Jackpot are appointed by the Board of Directors for an unspecified term and can be terminated at the Board's discretion; however, Mr. Kornstein has an employment agreement with Jackpot which currently expires on September 30, 2001. The agreement is automatically extended for additional one year periods on each October 1 unless, not later than the March 31, immediately preceding each October 1, notice is given by Jackpot or Mr. Kornstein. The current executive officers of Jackpot (none of whom has a family relationship with one another), their ages and positions are as follows:

                                                              Year Became An
 Name              Age        Position                      Executive Officer
________________   ___    ________________________________  _________________

Don R. Kornstein    46    President,                              1994
                          Chief Executive Officer
                          and Director

George Congdon      49    Senior Vice President -                 1995
                          Operations

Bob Torkar          47    Senior Vice President - Finance,        1991
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

                                 PART II

Item 5.  Market for Registrant's Common Equity and
         Related Stockholder Matters
         _________________________________________

     Jackpot's common stock, par value $.01 per share (the "Common Stock"), is listed on the New York Stock Exchange (NYSE) with the trading symbol "J". The following table sets forth the range of high and low prices for shares of the Common Stock for the fiscal quarters indicated, as furnished by the NYSE, and the per share cash dividends paid during those fiscal quarters.

                           JACKPOT COMMON STOCK
___________________________________________________________________________
                                                          Dividends
                              High        Low               Paid
___________________________________________________________________________
Fiscal 1997
    First Quarter           $12.75       $ 9.63             $.08
    Second Quarter           11.25         9.63              .08
    Third Quarter            10.75         9.75               -
    Fourth Quarter           12.75         9.63               -
___________________________________________________________________________

Fiscal 1998
    First Quarter           $12.19       $10.63               -
    Second Quarter           13.00        10.75               -
    Third Quarter            13.94        11.00               -
    Fourth Quarter           13.19        11.75               -
___________________________________________________________________________


     As of September 4, 1998 there were 1,676 holders of record of Common Stock. The number of holders of record of Jackpot's Common Stock on September 4, 1998 was computed by a count of record holders.

     A policy of quarterly cash dividends, which had been effective since July 1987, was suspended on October 29, 1996 by Jackpot's Board of Directors. Future payment of quarterly cash dividends, if any, is subject to periodic review and reconsideration. Jackpot paid two quarterly cash dividends of $.08 per share to its stockholders of record during fiscal 1997.

Item 6.  Selected Financial Data
         _______________________

     The following information has been derived from Jackpot's consolidated financial statements:

                                         Years Ended June 30,
                                _________________________________________
                                  1998   1997    1996       1995    1994
                                _______ _______ _______   _______ _______

                  (Dollars and shares in thousands, except per share data)
OPERATING DATA:

Total revenues                  $93,013 $91,904 $91,108   $96,853 $98,335
_________________________________________________________________________
Operating income                $ 7,963 $ 9,822 $ 7,094(1)$ 8,968 $ 9,409 (1)
_________________________________________________________________________
Income (loss) from continuing
  operations                    $ 9,881 $11,368 $ 8,610   $ 9,875 $(7,052)(2)
_________________________________________________________________________
Net income (loss)               $ 7,213 $ 7,844 $ 5,855(3)$ 6,616 $(4,584)(3)
_________________________________________________________________________
Basic earnings (loss)
  per share (4):
    Net income (loss)           $   .80 $   .85 $   .63   $   .72 $  (.50)
_________________________________________________________________________
Diluted earnings (loss)
  per share (4):
    Net income (loss)           $   .79 $   .84 $   .62   $   .71 $  (.50)
_________________________________________________________________________
Dividends declared per share    $    -  $   .16 $   .32   $   .32 $   .31
_________________________________________________________________________
Average common  shares
  outstanding                     8,991   9,237   9,307     9,235   9,211
_________________________________________________________________________
Average common shares and
  common share equivalents
  outstanding                     9,187   9,317   9,481     9,272   9,211
_________________________________________________________________________
OTHER DATA:

  EBITDA (5)                    $14,762 $16,557 $17,093   $18,125 $18,896
  Net cash provided by
    operating activities        $11,836 $14,584 $12,778   $18,068 $18,367
  Net cash used in
    investing activities        $ 5,883 $ 1,557 $ 3,091   $ 4,330 $ 9,689
  Net cash used in
    financing activities        $ 3,623 $ 4,106 $ 3,579   $ 4,365 $ 4,128
  Capital expenditures          $ 6,235 $ 3,393 $ 4,267   $ 4,044 $13,452 (6)
  Amortization                  $ 1,141 $ 1,728 $ 2,199   $ 2,880 $ 2,916
  Depreciation                  $ 3,740 $ 3,461 $ 4,284   $ 5,349 $ 5,813
_________________________________________________________________________

BALANCE SHEET DATA
(at end of period):

Working capital                 $49,152 $46,329 $40,336   $31,640 $22,022
_________________________________________________________________________
Total assets                    $79,100 $75,267 $70,742   $71,959 $73,459
_________________________________________________________________________
Long-term debt, net of
  current portion               $  -    $  -    $  -      $   271 $ 1,403
_________________________________________________________________________
Stockholders' equity            $70,871 $67,281 $63,495   $60,216 $56,266
_________________________________________________________________________


(See notes on following page)

(1) Operating income includes: in 1996, a pretax loss of $2.2 million from the write-down and sale of certain casino properties (see Note 3 of Notes to Consolidated Financial Statements); in 1994, a pretax cost of $1.3 million in connection with the severance agreement with Jackpot's former chief executive officer.

(2) Income (loss) from continuing operations includes a pretax loss of $16.9 million ($11.0 million after tax, or $1.20 per share) for Jackpot's share of the closing costs, write-down of certain assets and operating loss in a dockside casino facility in Tunica, Mississippi (the "Tunica Facility").

(3) Net income (loss) includes: in 1996, a pretax loss of $2.2 million from the write-down and sale of certain casino properties (see Note 3 of Notes to Consolidated Financial Statements); in 1994, a pretax loss of $16.9 million ($11.0 million after tax, or $1.20 per share) for Jackpot's share of the closing costs, write-down of certain assets and operating loss in the Tunica Facility.

(4) In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share", which became effective for periods ending after December 15, 1997. All prior-period earnings per share data presented has been restated to conform to the provisions of such statement.

(5) EBITDA represents earnings before interest expense, income tax, depreciation, amortization and other non-cash items. EBITDA should not be construed as an alternative to operating income or net income (as determined in accordance with generally accepted accounting principles), as an indicator of the Company's operating performance, as an alternative to cash flows provided by operating activities (as determined in accordance with generally accepted accounting principles), or as a measure of liquidity. EBITDA is presented solely as a supplemental disclosure because management believes that it enhances the understanding of the financial performance of a company with substantial amortization and depreciation expense.

(6) Capital expenditures includes purchases of $9.0 million of property in connection with the Tunica Facility.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
         _______________________________________________________________

Capital Resources and Liquidity
_______________________________

     Cash Flows:

     Jackpot's principal sources of cash for the fiscal years ended June
30, 1998, 1997 and 1996 (referred to herein as "1998", "1997" and "1996", respectively), consisted of the cash flows from operating activities and its available cash and cash equivalents. Net cash provided by operating activities in 1998 decreased $2.8 million, from $14.6 million in 1997 to $11.8 million in 1998. The decrease of $2.8 million was primarily due to a decrease in the gaming machine route operations ("route operations") operating margin of $2.6 million, from $19.0 million in 1997 to $16.4 million in 1998.

     Net cash used in investing activities in 1998 increased $4.3 million, from $1.6 million in 1997 to $5.9 million in 1998. 1997 includes the receipt of $1.3 million from the sale of Jackpot's interest in Jackpot City, Inc. (the "Nugget"), a casino operation located in Reno, Nevada. Cash used for purchases of property and equipment increased $2.8 million, from $3.4 million in 1997 to $6.2 million in 1998. Primarily, as a result of these transactions, net cash used in investing activities increased $4.3 million.

     Net cash used in financing activities in 1998 was $3.6 million, and resulted from payments for repurchases of common stock of $4.0 million, net of proceeds received of approximately $.4 million from the issuance of common stock upon the exercise of stock options.

     As a result of the combination of net cash provided by operating activities of $11.8 million less net cash used in investing and financing activities of $5.9 million and $3.6 million, respectively, cash and cash equivalents in 1998 increased $2.3 million.

     Net cash provided by operating activities in 1997 increased $1.8 million, from $12.8 million in 1996 to $14.6 million in 1997. The increase of $1.8 million was primarily due to the increase from the change in other current liabilities. Net cash used in investing activities in 1997 was $1.6 million which included cash used of $3.9 million and cash received of $2.3 million. The $3.9 million of cash used included payments of $3.4 million primarily for purchases of property and equipment. The $2.3 million of cash received from investing activities consisted primarily of the proceeds from the sale of Jackpot's interest in the Nugget and aggregate proceeds from sales of other non-current assets.

     Net cash used in financing activities in 1997 was $4.1 million which resulted from payments for repurchases of common stock and dividends of $2.8 million and $1.5 million, respectively, net of approximately $.2 million of proceeds from the issuance of common stock upon the exercise of stock options.

     As a result of the combination of net cash provided by operating activities of $14.6 million less net cash used in investing and financing activities of $1.6 million and $4.1 million, respectively, cash and cash equivalents in 1997 increased $8.9 million.

     Net cash provided by operating activities in 1996 decreased $5.3 million, from $18.1 million for the fiscal year ended June 30, 1995 ("1995") to $12.8 million in 1996. The decrease of $5.3 million resulted primarily from a decrease in the route operations operating margin of $2.5 million, from $21.6 million in 1995 to $19.1 million in 1996 and an increase of $1.8 million for payments of Federal income tax. Net cash used in investing activities in 1996 was $3.1 million which included cash used of $4.7 million and cash received of $1.6 million. The $4.7 million of cash used included payments of $4.3 million primarily for purchases of property and equipment in connection with Jackpot's route operations. The $1.6 million of cash received from investing activities consisted primarily of aggregate proceeds from sales of other non-current assets.

     Net cash used in financing activities in 1996 was $3.6 million which consisted primarily of the repayment of $.9 million of long-term debt, the payment of $3.0 million of dividends, net of $.3 million of proceeds from the issuance of common stock upon the exercise of stock options.

     As a result of the combination of net cash provided by operating activities of $12.8 million less net cash used in investing and financing activities of $3.1 million and $3.6 million, respectively, cash and cash equivalents in 1996 increased $6.1 million.

     Liquidity:

     In 1998, Jackpot purchased $6.2 million of property and equipment, as described above. Approximately $5.6 million of the $6.2 million was associated with equipment purchased for existing and new gaming locations. Management anticipates, based on its review of capital expenditure requirements for existing and projected new locations, that Jackpot will purchase approximately $8.4 million of property and equipment, exclusive of business acquisitions, if any, for the fiscal year ending June 30, 1999 ("1999").

     At June 30, 1998, Jackpot had cash and cash equivalents of $50.3 million, an increase of approximately $2.3 million from June 30, 1997. Jackpot's working capital increased to $49.2 million at June 30, 1998, from $46.3 million at June 30, 1997 primarily as a result of the activities described above.

     On October 29, 1996, Jackpot's Board of Directors authorized management to repurchase up to 500,000 shares of Jackpot's common stock at prevailing market prices. Subsequently, on January 22, 1998, such authorization was increased from 500,000 to 1,000,000 shares. From October 29, 1996 through August 31, 1998, Jackpot has repurchased approximately 740,000 shares at an aggregate cost of approximately $8.0 million.

     Management believes Jackpot's working capital and cash provided by operations will be sufficient to enable Jackpot to meet its planned capital expenditures and other cash requirements in 1999. Jackpot continues to selectively explore expansion opportunities, both in and outside Nevada, and various potential acquisitions, both gaming and nongaming. Management believes working capital and cash provided by operations will be sufficient to enable Jackpot to pursue expansion opportunities; however, Jackpot may seek additional debt or equity financing to facilitate expansion opportunities and potential acquisitions.

     Recently Issued Accounting Standards:

     In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which is effective for fiscal years beginning after December 15, 1997. SFAS 130 requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Management intends to comply with the disclosure requirements of SFAS 130 in 1999.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS 131"), which is effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes additional standards for segment reporting in the financial statements. Management has begun its review of SFAS 131, however it has not made a final determination of the extent of the disclosure required by this statement.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for fiscal years beginning after June 15, 1999. SFAS 133 establishes additional accounting and reporting standards for derivative instruments and hedging activities. Management does not believe the Company has any derivative instruments, or that Jackpot participates in hedging activities. Accordingly, SFAS 133 is not expected to have a significant effect on the results of operations or related disclosures.

Overview
________

     Route operations:

     Jackpot has a significant amount of its route operations at retail stores which are part of a group of affiliated store chains. Route operations from two groups of affiliated store chains in 1998, 1997 and 1996 each accounted for more than 10% of Jackpot's total revenues in such fiscal years. The largest five store chains (Albertson's, Inc., American Drug Stores, Inc., Kmart Corporation, Lucky Stores, Inc. and Rite Aid Corporation) accounted for approximately 64% of Jackpot's total revenues in 1998. Agreements with these five customers have expiration dates ranging from 2003 to 2010. Such agreements provide Jackpot the continued right to operate gaming machines at certain existing locations and future locations in Nevada, if any, of such customers. The loss or nonrenewal of any of these agreements could have a material adverse effect on the Company's future results of operations.

     In August 1998, Albertson's, Inc. and American Stores Company (the parent company of Lucky Stores, Inc. and American Drug Stores, Inc.) announced that the companies have entered into a definitive merger agreement. Per the announcement, such transaction is expected to close in early calendar 1999, subject to various approvals. Route operations revenues generated at the locations of the combined entities represent a significant portion of Jackpot's total revenues, and if such transaction had occurred at the beginning of fiscal 1998, such revenues would have accounted for approximately 55% of Jackpot's total revenues in 1998.

     The renewal or extension of agreements with the customers mentioned above have generally resulted in increased monthly fees. These contracts often require fixed periodic increases in monthly fees during the term of the contract. With respect to the accounting treatment of fixed periodic increases in monthly fees associated with these contracts, the Company is required to average annual lease costs over the term of the contract. As a result of such accounting treatment, annual lease costs generally increase significantly in the first year of an extended contract for the respective locations covered by the contract and, thereafter, remain constant for existing locations during the term of the contract.

     Despite a long-term relationship with Warehouse Markets, Inc., a significant customer, Jackpot was not willing to agree with the terms sought for a contract extension, which management believed were uneconomic. The agreement, which expired on June 30, 1997, involved the operation of approximately 272 gaming machines in 16 locations. In 1997, Jackpot generated approximately 6% of its total revenues and a significant amount of operating income from operations at such customer's locations.

     In 1997, Jackpot entered into agreements for long-term contract extensions, which became effective July 1, 1997, with four of its largest retail chain store customers, two of which were not due to expire on June 30, 1997. A very competitive pricing environment caused the Company to offer significant increases in location rent over the existing agreements. While 1998 was adversely affected by the loss of Warehouse Markets, Inc. and by significant increases in location rent, such effect was principally offset by increases in revenues generated at existing and new route operations locations.

     In September 1998, Jackpot entered into an agreement for a long-term contract extension with one of its largest retail store customers. Pursuant to the terms of the new agreement, which will become effective July 1, 1999, rent expense will increase significantly over the previous agreement. Such increase could adversely affect the Company's results of operations for the year ending June 30, 2000. Excluding the aforementioned long-term extension, license, lease and sublease agreements, representing 41 agreements and approximately 4% of 1998 route operations revenues, have terms expiring during 1999.

     Casino operations:

     On August 13, 1996, Jackpot's Board of Directors approved a plan to dispose of Jackpot Owl, Inc. (the "Owl Club") and Jackpot's Highway 93 Casino, Inc. (the "Pony Express Casino"), Jackpot's two remaining casinos, as part of its strategy to exit its casino operations. This decision was reached after considering that these casino operations generated unacceptably low returns on capital, possessed limited growth prospects and commanded a disproportionately high amount of management time. Although the Company continues to market these two casinos for sale, no assurance can be given that such disposals will occur.

Results of Operations
_____________________

      The table below presents the changes in comparative financial data from 1996 to 1998 (dollars in thousands):

                                  Years Ended June 30,
            ____________________________________________________________________
                        1998                     1997                1996
            _________________________ _________________________ ________________
                    Percent  Percent          Percent  Percent          Percent
                    of       Increase         of       Increase         of
            Amount  Revenues(Decrease)Amount  Revenues(Decrease)Amount  Revenues
            _______ ________ ________ _______ ________ ________ _______ ________

Revenues:
 Route
 operations $90,331   97.1%    1.6%   $88,895   96.7%    6.4%   $83,533  91.7%
 Casino
 operations   2,682    2.9   (10.9)     3,009    3.3   (60.3)     7,575   8.3
            _______  _____   _____    _______  _____   _____    _______ _____
   Totals    93,013  100.0     1.2     91,904  100.0      .9     91,108 100.0
            _______  _____   _____    _______  _____   _____    _______ _____

Costs and
 expenses:
 Route
 operations  73,927   79.5     5.8     69,905   76.0     8.4     64,460  70.8
 Casino
 operations   2,499    2.7   (11.9)     2,835    3.1   (57.4)     6,661   7.3
 Amortization 1,141    1.2   (34.0)     1,728    1.9   (21.4)     2,199   2.4
 Depreciation 3,740    4.0     8.1      3,461    3.8   (19.2)     4,284   4.7
 General and
 administra-
 tive         3,743    4.0    (9.9)     4,153    4.5     (.2)     4,163   4.5
 Loss from
 write-down
 and sale of
 casino
 properties                                                       2,247   2.5
            _______  _____   _____    _______  _____   _____    _______ _____
   Totals    85,050   91.4     3.6     82,082   89.3    (2.3)    84,014  92.2
            _______  _____   _____    _______  _____   _____    _______ _____

Operating
 income       7,963    8.6   (18.9)     9,822   10.7    38.5      7,094   7.8

Other
 income,
 net          1,918    2.0    24.1      1,546    1.6     2.0      1,516   1.7
            _______  _____   _____    _______  _____   _____    _______ _____

Income
 before
 income
 tax          9,881   10.6   (13.1)    11,368   12.3    32.0      8,610   9.5

Provision
 for
 income
 tax          2,668    2.8   (24.3)     3,524    3.8    27.9      2,755   3.1

            _______  _____   _____    _______  _____   _____    _______ _____
Net income  $ 7,213    7.8%   (8.0)%  $ 7,844    8.5%   34.0%   $ 5,855   6.4%
            =======  =====   =====    =======  =====   =====    ======= =====


    Route operations revenues attributable to fixed payment leases and revenue sharing contracts for 1998, 1997 and 1996 are summarized below (dollars in thousands):



                           1998                1997                1996
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

Route operations:
  Fixed payment
    leases       $67,380       74.6%    $60,106    67.6%    $53,258    63.8%
  Revenue
    sharing
    contracts     22,951       25.4      28,789    32.4      30,275    36.2
                 _______      _____     _______   _____     _______   _____

                 $90,331      100.0%    $88,895   100.0%    $83,533   100.0%
                 =======      ======    =======   =====     =======   =====

     The decrease in route operations revenues attributable to revenue sharing contracts of $5.8 million (from $28.8 million in 1997 to $23.0 million in 1998) was principally due to the loss of Warehouse Markets, Inc. on June 30, 1997.

1998 compared to 1997
_____________________

     Revenues:

     Total revenues increased $1.1 million, from $91.9 million in 1997 to $93.0 million in 1998. The increase in total revenues of $1.1 million was the net result of an increase of $1.4 million (from $88.9 million in 1997 to $90.3 million in 1998) in route operations revenues and a decrease of $.3 million (from $3.0 million in 1997 to $2.7 million in 1998) in casino operations revenues.

     The increase in route operations revenues of $1.4 million resulted from a combination of additional revenues generated from new and existing locations, net of lost revenues from terminated locations. In 1998, new and existing locations generated additional revenues of $5.7 million and $6.0 million, respectively, while terminated locations generated revenues of $10.3 million in 1997. The loss of revenues generated at terminated locations was primarily due to the expiration of Jackpot's right to operate at the locations of Warehouse Markets, Inc., as previously described, on June 30, 1997. In 1997, Jackpot generated approximately 6% of its total revenues and a significant amount of operating income from operations at such customer's locations.

     Costs and expenses:

     Route operations expenses increased $4.0 million, from $69.9 million in 1997 to $73.9 million in 1998 and, as a percentage of route operations revenues, increased to 81.8% in 1998 from 78.6% in 1997. Such increases were principally attributable to an increase in location rent. As previously mentioned, Jackpot entered into agreements for long-term extensions with four of its largest retail chain store customers during 1997. A very competitive pricing environment caused Jackpot to offer significant increases in location rent, which is the single largest route operations expense, over the existing agreements. Such extensions became effective July 1, 1997.

     The increase in route operations expenses of $4.0 million resulted primarily from a combination of an increase of $7.6 million in location rent for locations of existing chain store customers, which was related to the four chain store renewals described above, an increase of $2.4 million in location rent for new locations of existing chain store customers, net of decreases in location rent for lost chain store customers and other route operations expenses of $3.8 million and $2.2 million, respectively.

     Amortization expense decreased $.6 million, from $1.7 million in 1997 to $1.1 million in 1998. The decrease in amortization expense was primarily attributable to reductions in amortization expense related to lease acquisition costs.

     Depreciation expense increased $.2 million, from $3.5 million in 1997 to $3.7 million in 1998. The increase in depreciation expense was principally attributable to new gaming machines purchased during 1998.

     General and administrative expense decreased $.4 million, from $4.1 million in 1997 to $3.7 million in 1998. The decrease in general and administrative expense was principally due to cost reductions in professional services and acquisition related activities.

     Other income (expense):

     Other income (expense) increased $.4 million, from $1.5 million in 1997 to $1.9 million in 1998. The increase in other income was primarily due to the increase in interest income earned from cash equivalents and to the receipt of approximately $.1 million for liquidated damages from the potential purchaser of Jackpot's remaining two casinos. Jackpot received such amount as a result of the potential purchaser's withdrawal of his gaming application with the Nevada Gaming Authorities.

     Federal income tax:

     The effective tax rate in 1998 was 27%, which was lower than the 31% rate in 1997 primarily because of the increase in the tax benefit from tax-exempt interest income.

     General:

     Operating income decreased $1.8 million, from $9.8 million in 1997 to $8.0 million in 1998. The decrease in operating income in 1998 resulted primarily from a decrease in the route operations operating margin of $2.6 million and an increase in depreciation expense of $.2 million, offset partially by a decrease in amortization and general and administrative expenses of $1.0 million. The decrease in the route operations operating margin of $2.6 million (from $19.0 million in 1997 to $16.4 million in 1998) was principally due to the increase in location rent expense for existing locations as previously described.

     Net income decreased $.6 million from a record $7.8 million in 1997 to $7.2 million in 1998, and basic earnings per share in 1998 was $.80, versus basic earnings per share in 1997 of $.85 primarily due to the results of the operations described above.

1997 compared to 1996
_____________________

     Revenues:

     Total revenues increased $.8 million, from $91.1 million in 1996 to $91.9 million in 1997. The increase in total revenues of $.8 million was the net result of an increase of $5.4 million (from $83.5 million in 1996 to $88.9 million in 1997) in route operations revenues and a decrease of $4.6 million (from $7.6 million in 1996 to $3.0 million in 1997) in casino operations revenues.

     The increase in route operations revenues of $5.4 million resulted from a combination of additional revenues generated from new and existing locations, net of lost revenues from terminated locations. In 1997, new and existing locations generated additional revenues of $6.3 million and $2.9 million, respectively, while terminated locations generated revenues of $3.8 million in 1996.

     The decrease in casino operations revenues in 1997 of $4.6 million was primarily due to the ceasing of operations at the Debbie Reynolds' Hotel and Casino ("Debbie's Casino"), effective March 31, 1996, and the sale of Jackpot's interest in the Nugget on June 30, 1996. 1996 includes revenues of $4.3 million generated at these two locations.

     Costs and expenses:

     Route operations expenses increased $5.4 million, from $64.5 million in 1996 to $69.9 million in 1997 and, as a percentage of route operations revenues, increased to 78.6% in 1997 from 77.2% in 1996. The increase of $5.4 million was attributable to increases of $2.9 million in location rent expense, which was principally related to new chain locations, $1.3 million in workers' compensation and group health costs, $.4 million in payroll costs and $.8 million in other route operations expenses. Route operations expenses in 1997 increased as a percentage of route operations revenues primarily because of an increase in location rent, as a percentage of revenues, attributable to revenue sharing contracts and to increases in the costs and expenses described above. In general, the costs associated with revenues generated at new revenue sharing locations have been greater as a percentage of revenues than have the costs associated with the lost revenues.

     Casino operations expenses decreased $3.8 million, from $6.6 million in 1996 to $2.8 million in 1997. With respect to casino operations expenses, 1996 includes $3.8 million of costs and expenses incurred by the Nugget and Jackpot's casino operations at Debbie's Casino.

     Amortization expense decreased $.5 million, from $2.2 million in 1996 to $1.7 million in 1997. The decrease in amortization expense was primarily attributable to reductions in amortization expense related to lease acquisition costs and prior service costs associated with the Jackpot Retirement Plan for Directors. 1997 did not include any amortization expense of prior service costs as all such costs have been fully amortized at June 30, 1996.

     Depreciation expense decreased $.8 million, from $4.3 million in 1996 to $3.5 million in 1997. The decrease in depreciation expense was primarily attributable to gaming machines acquired in connection with the purchase of a gaming machine route business in 1992, which had become fully depreciated in 1996. General and administrative expense in 1997 remained constant at approximately $4.2 million compared to 1996.

     Other income (expense):

     Other income (expense) in 1997, which consists primarily of tax-exempt interest income, remained constant at approximately $1.5 million compared to 1996.

     Federal income tax:

     The effective tax rate in 1997 was approximately 31%, which was slightly lower than the 32% rate in 1996 primarily because of the increase in the tax benefit from tax-exempt interest income in 1997.

     General:

     Operating income increased $2.7 million, from $7.1 million in 1996 to $9.8 million in 1997. Operating income in 1996 includes a charge of approximately $2.2 million, which consists primarily of the write-down of the carrying amount of certain long-lived assets of the Owl Club to fair value. The remainder of the increase in operating income of approximately $.5 million resulted primarily from a decrease in amortization and depreciation expenses of approximately $1.3 million, net of a decrease in the casino operations operating margin of $.7 million. The decrease of $.7 million (from $.9 million in 1996 to $.2 million in 1997) was primarily due to the ceasing of Jackpot's operations at Debbie's Casino and the sale of Jackpot's interest in the Nugget, as previously described.

     Net income increased $2.0 million, from $5.8 million in 1996 to a record $7.8 million in 1997, and basic earnings per share in 1997 was a record $.85, versus basic earnings per share in 1996 of $.63 primarily due to the results of the operations described above.

Year 2000
_________

     In the past, many computer software programs were written using two digits rather than four to define the applicable year. As a result, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This situation is generally referred to as the "Year 2000 Problem". If such situation occurs, the potential exists for computer system failures or miscalculations by computer programs, which could disrupt operations.

     Jackpot has conducted a comprehensive review of its computer systems and other systems for the purpose of assessing its potential Year 2000 Problem, and is in the process of modifying or replacing those systems which are not Year 2000 compliant. Based upon this review, management believes such systems will be compliant by mid-calendar 1999. However, if modifications are not made or not completed timely, the Year 2000 Problem could have a significant adverse impact on the Company's operations.

     In addition, Jackpot has communicated with its major vendors and suppliers to determine their state of readiness relative to the Year 2000 Problem and Jackpot's possible exposure to Year 2000 issues of such third parties. However, there can be no guarantee that the systems of other companies, which the Company's systems may rely upon, will be timely converted or representations made to Jackpot by these parties are accurate. As a result, the failure of a major vendor or supplier to adequately address their Year 2000 Problem could have a significant adverse impact on the Company's operations.

     Planning for the Year 2000 Problem, including contingency planning, is significantly complete and will be revised, if necessary. All costs related to the Year 2000 Problem are expensed as incurred, while the cost of new hardware is capitalized and amortized over its expected useful life. The costs associated with Year 2000 compliance have not been and are not anticipated to be material to the Company's financial position or results of operations. As of June 30, 1998, the Company has incurred costs of approximately $30,000 (primarily for internal labor) related to the system applications and anticipates spending an additional $150,000 to become Year 2000 compliant. The estimated completion date and remaining costs are based upon management's best estimates, as well as third party modification plans and other factors. However, there can be no guarantee that such estimates will occur and actual results could differ.

Forward-looking statements
__________________________

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

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk
          _________________________________________________________

     Jackpot invests its available cash in marketable municipal bonds and money market funds. No trading portfolios are available for the sale of investments. Therefore, Item 7A is not applicable.

Item 8.  Financial Statements and Supplementary Data
         ___________________________________________

     The Financial Statements and Supplementary Data required by this Item 8 are set forth as indicated in Item 14(a)(1)(2).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
         _______________________________________________________________

     Not applicable.

                                     PART III

Item 10.  Directors and Executive Officers of the Registrant
          __________________________________________________

Item 11.  Executive Compensation
          ______________________

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management
          ___________________________________________________

Item 13.  Certain Relationships and Related Transactions
          ______________________________________________

     The information required by items 10, 11, 12 and 13 are incorporated by reference from the 1998 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this report.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          ________________________________________________________________

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

   (b)            Reports on Form 8-K

                  During the last quarter of the fiscal year ended June 30, 1998, Jackpot filed no reports on Form 8-K.

   (c)            Exhibits

       3.1        Articles of Incorporation of the Registrant, as amended (B)
       3.2        By-laws of the Registrant, as amended (B)
       3.3        Form of Amendment to Articles of Incorporation of Registrant
                  (G)
       4.1 Stockholder Rights Agreement dated as of July 11, 1994 between the Registrant and Continental Stock Transfer & Trust
                  Company, as Rights Agent (H)
      10.1        License agreement with Thrifty PayLess, Inc. (E)
      10.2        License agreement with Safeway Stores, Inc. (A)
      10.3        1990 Incentive and Nonqualified Stock Option Plan (C)(L)
      10.4        Indemnification Agreement (Sample) (D)
      10.5        1992 Incentive and Non-qualified Stock Option Plan (F)(L)
      10.6        Employment Agreement with Don R. Kornstein (I)(L)
      10.7        License agreement with American Drug Stores, Inc. (J)
      10.8        License agreement with American Drug Stores, Inc. (J)
      10.9        License agreement with Lucky Stores, Inc. (J)
      10.10       Amendments to License agreement with Thrifty PayLess, Inc. (J)
      10.11       License agreement with Kmart Corporation (K)
      10.12       License agreement with Albertson's, Inc. (K)
      21.1        List of Registrant's subsidiaries (K)
      23.1        Consent of Deloitte & Touche LLP (K)
      27.1        Financial Data Schedule (EDGAR version only)

                 (A) Incorporated by reference to Registrant's Registration Statement on Form S-2 dated May 4, 1989 (Registration No. 33-27614).

                 (B) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended June 30, 1989.

                 (C) Incorporated by reference to Registrant's Registration Statement on Form S-3 dated December 12, 1990 (Registration No. 33-38210).

                 (D) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended June 30, 1991.

                 (E) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended June 30, 1992.

                 (F) Incorporated by reference to Registrant's 1992 Proxy Statement.

                 (G) Incorporated by reference to Registrant's 1993 Proxy Statement.

                 (H) Incorporated by reference to Registrant's Form 8-A dated July 12, 1994.

                 (I) Incorporated by reference to Registrant's Form 10-Q for the quarter ended September 30, 1994.

                 (J) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended June 30, 1997.

                 (K)  Included herein.

                 (L) Management contract or compensatory plan or arrangement which is separately identified in accordance with Item 14(a)(3) of Form 10-K.

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


Dated:  September 23, 1998                JACKPOT ENTERPRISES, INC.
                                                 (Registrant)

                                           By:  /s/ Don R. Kornstein
                                              ________________________________
                                              Don R. Kornstein
                                              President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                Title                        Date
___________________________  _____________________________  __________________

/s/ Don R. Kornstein         President, Chief Executive     September 23, 1998
___________________________  Officer and Director
Don R. Kornstein             (Principal Executive Officer)

/s/ Bob Torkar               Senior Vice President-Finance, September 23, 1998
___________________________  Treasurer and Chief Accounting
Bob Torkar                   Officer (Principal Financial
                             and Accounting Officer)

/s/ Allan R. Tessler         Chairman of the Board          September 23, 1998
___________________________
Allan R. Tessler


/s/ David R. Markin          Director                       September 23, 1998
___________________________
David R. Markin

/s/ Robert L. McDonald, Sr.  Director                       September 23, 1998
___________________________
Robert L. McDonald, Sr.


                    JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA
                        AND FINANCIAL STATEMENT SCHEDULES
                               [ITEMS 8 AND 14(a)]

(1)  FINANCIAL STATEMENTS:

     Independent Auditors' Report

     Consolidated Balance Sheets
       June 30, 1998 and 1997

     Consolidated Statements of Income
       Years Ended June 30, 1998, 1997 and 1996

     Consolidated Statements of Stockholders' Equity
       Years Ended June 30, 1998, 1997 and 1996

     Consolidated Statements of Cash Flows
       Years Ended June 30, 1998, 1997 and 1996

     Notes to Consolidated Financial Statements

(2)  SUPPLEMENTARY DATA:

     Quarterly Financial Information
         Years Ended June 30, 1998 and 1997

(3)  FINANCIAL STATEMENT SCHEDULES

     Financial Statement Schedules are omitted because of the absence of conditions under which they are required or because the required information is provided in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

Jackpot Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Jackpot Enterprises, Inc. and subsidiaries (the "Company") as of June 30, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP
Las Vegas, Nevada
September 21, 1998

                    JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS - JUNE 30, 1998 AND 1997
                              (Dollars in thousands)



      ASSETS                                 1998           1997
      ______                               ________       ________

Current assets:
  Cash and cash equivalents                $ 50,275       $ 47,945
  Prepaid expenses                            1,594          1,438
  Other current assets                        2,225          1,728
                                           ________       ________
    Total current assets                     54,094         51,111
                                           ________       ________

Property and equipment, at cost:
  Land and buildings                          1,535          1,535
  Gaming equipment                           28,988         28,202
  Other equipment                             4,758          4,595
  Leasehold improvements                        354            339
                                           ________       ________
                                             35,635         34,671
  Less accumulated depreciation             (19,850)       (21,582)
                                           ________       ________
                                             15,785         13,089
Lease acquisition costs and other
  intangible assets, net of
  accumulated amortization of
  $4,607 and $6,198                           2,231          3,596

Goodwill, net of accumulated
  amortization of $2,713 and
  $2,547                                      3,908          4,074

Lease and other security deposits             3,082          2,959

Other non-current assets                                       438
                                           ________       ________

    Total assets                           $ 79,100       $ 75,267
                                           ========       ========

See Notes to Consolidated Financial Statements.

/TABLE

          JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS - JUNE 30, 1998 AND 1997
                    (Dollars in thousands, except share data)
                                   (Concluded)


LIABILITIES AND STOCKHOLDERS' EQUITY                1998         1997
____________________________________               _______      _______

Current liabilities:
  Accounts payable                                 $ 1,434      $   375
  Other current liabilities                          3,508        4,407
                                                   _______      _______
      Total current liabilities                      4,942        4,782

Deferred rent                                        2,377        2,510
Deferred income tax                                    849          633
Other liabilities                                       61           61
                                                   _______      _______
      Total liabilities                              8,229        7,986
                                                   _______      _______

Commitments and contingencies

Stockholders' equity:
  Preferred stock - authorized
    1,000,000 shares of $1 par value;
    none issued
  Common stock - authorized
    30,000,000 shares of $.01 par
    value; 9,854,327 and 9,823,993
    shares issued                                       99           98
  Additional paid-in capital                        66,376       66,033
  Retained earnings                                 16,466        9,253
  Less 1,080,372 and 741,958 shares of
    common stock in treasury, at cost              (12,070)      (8,103)
                                                   _______      _______
      Total stockholders' equity                    70,871       67,281
                                                   _______      _______
      Total liabilities and
        stockholders' equity                       $79,100      $75,267
                                                   =======      =======


See Notes to Consolidated Financial Statements.

/TABLE

          JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     YEARS ENDED JUNE 30, 1998, 1997 AND 1996
                  (Dollars in thousands, except per share data)


                                                 1998     1997    1996
                                                _______  _______  _______
Revenues:
  Route operations                              $90,331  $88,895  $83,533
  Casino operations                               2,682    3,009    7,575
                                                _______  _______  _______
      Totals                                     93,013   91,904   91,108
                                                _______  _______  _______
Costs and expenses:
  Route operations                               73,927   69,905   64,460
  Casino operations                               2,499    2,835    6,661
  Amortization                                    1,141    1,728    2,199
  Depreciation                                    3,740    3,461    4,284
  General and administrative                      3,743    4,153    4,163
  Loss from write-down and sale
    of casino properties                                            2,247
                                                _______  _______  _______
      Totals                                     85,050   82,082   84,014
                                                 ______   ______  _______
Operating income                                  7,963    9,822    7,094
                                                _______  _______  _______

Other income (expense):
  Interest and other income                       1,918    1,546    1,538
  Interest expense                                                    (22)
                                                _______  _______  _______
      Totals                                      1,918    1,546    1,516
                                                _______  _______  _______

Income before income tax                          9,881   11,368    8,610
                                                _______  _______  _______
Provision for Federal income tax:
  Current                                         2,452    3,086    2,421
  Deferred                                          216      438      334
                                                _______  _______  _______
      Totals                                      2,668    3,524    2,755
                                                _______  _______  _______
Net income                                      $ 7,213  $ 7,844  $ 5,855
                                                =======  =======  =======
Basic earnings per share                        $   .80  $   .85  $   .63
                                                =======  =======  =======
Dilutive earnings per share                     $   .79  $   .84  $   .62
                                                =======  =======  =======

See Notes to Consolidated Financial Statements.

/TABLE

           JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED JUNE 30, 1998, 1997 AND 1996
             (Dollars and shares in thousands, except per share data)

                                         Retained
                            Additional   Earnings     Treasury        Total
              Common Stock  Paid-In   (Accumulated)    Stock      Stockholders'
              _____________ Capital      Deficit)  _______________   Equity
              Shares Amount                        Shares  Amount
              ______ ______ _________ ____________ ______ ________ _____________

Balance
July 1,
1995          9,595   $96    $63,935    $  (180)    (294) $ (3,635)  $60,216

Tax
benefit
from stock
options                           54                                      54
Cash
dividends
($.32 per
share)                          (201)    (2,770)                      (2,971)
Issuance
of shares
on exercise
of stock
options          36              341                                     341
Net
income                                    5,855                        5,855
              _____   ___    _______    _______    _____  ________   _______
Balance
June 30,
1996          9,631    96     64,129      2,905     (294)   (3,635)   63,495

Tax benefit
from stock
options                           48                                      48
Cash
dividends
($.16
per share)                               (1,496)                      (1,496)
Issuance
and receipt
of shares on
exercise of
stock options   193     2      1,856                (164)   (1,665)      193
Repurchases
of common
stock                                               (284)   (2,803)   (2,803)
Net
income                                    7,844                        7,844
              _____   ___    _______    _______    _____  ________   _______
Balance
June 30,
1997          9,824    98     66,033      9,253     (742)   (8,103)   67,281

Issuance
of shares on
exercise of
stock options    30     1        343                                     344
Repurchases
of common
stock                                               (338)   (3,967)   (3,967)
Net
income                                    7,213                        7,213
              _____   ___    _______    _______    _____  ________   _______
Balance
June 30,
1998          9,854   $99    $66,376    $16,466   (1,080) $(12,070)  $70,871
              =====   ===    =======    =======    =====  ========   =======


See Notes to Consolidated Financial Statements.

/TABLE

          JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED JUNE 30, 1998, 1997 AND 1996
                              (Dollars in thousands)

                                                    1998     1997      1996
                                                  _______   _______   _______
Operating activities:
  Net income                                      $ 7,213   $ 7,844   $ 5,855
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                 4,881     5,189     6,483
      Deferred Federal income tax                     216       438       334
      Write-down and sale of casino properties                          2,247
      Other, net                                                         (393)
      Increase (decrease) from changes in:
        Prepaid expenses and other current assets    (373)      174       200
        Other non-current assets                       52       (51)       69
        Accounts payable and other current
          liabilities                                (621)    1,585      (860)
        Deferred rent and other liabilities           468      (595)     (683)
        Assets and liabilities of sold subsidiary,
          net                                                            (474)
                                                  _______   _______   _______
            Net cash provided by operating
              activities                           11,836    14,584    12,778
                                                  _______   _______   _______
Investing activities:
  Proceeds from sales of equipment and other
    non-current assets                                403     1,625     1,390
  Purchases of property and equipment              (6,235)   (3,393)   (4,267)
  Increase in lease acquisition costs and
    other intangible assets                          (211)     (524)     (433)
  Lease and other security deposits                             477
  Other, net                                          160       258       219
                                                  _______   _______   _______
            Net cash used in investing activities  (5,883)   (1,557)   (3,091)
                                                  _______   _______   _______
Financing activities:
  Repayments of long-term debt                                           (949)
  Proceeds from issuance of common stock              344       193       341
  Repurchases of common stock                      (3,967)   (2,803)
  Dividends paid                                             (1,496)   (2,971)
                                                  _______   _______   _______
            Net cash used in financing activities  (3,623)   (4,106)   (3,579)
                                                  _______   _______   _______
Net increase in cash and cash equivalents           2,330     8,921     6,108
Cash and cash equivalents at beginning of year     47,945    39,024    32,916
                                                  _______   _______   _______
Cash and cash equivalents at end of year          $50,275   $47,945   $39,024
                                                  =======   =======   =======
Supplemental disclosures of cash flow data:
  Cash paid during the year for:
    Interest                                      $  -      $  -      $    22
    Federal income tax                            $ 2,750   $ 1,840   $ 1,800

Non-cash investing and financing activities:
  Common stock surrendered on exercise of
    stock options                                 $  -      $ 1,665   $  -
  Tax benefit from exercise of stock options      $  -      $    48   $    54

See Notes to Consolidated Financial Statements.

                    JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note  1 - Significant accounting policies and business:
             Business:
               Jackpot Enterprises, Inc., which was organized in 1980, conducts business in the gaming industry and generates revenues from gaming machine route operations and casino operations (see Note
               3). Gaming machine route operations ("route operations") involve the installation, operation and service of gaming machines owned by Jackpot that are located in licensed, leased or subleased space in retail stores (supermarkets, drug stores, merchandise stores and convenience stores), bars and restaurants throughout Nevada.

             Principles of consolidation:
               The accompanying consolidated financial statements include the accounts of Jackpot Enterprises, Inc. and its controlled subsidiaries ("Jackpot" or the "Company"). All material intercompany accounts and transactions are eliminated. Unless the context indicates otherwise, references to "1998", "1997" and "1996" are for the fiscal years ended June 30, 1998, 1997 and 1996, respectively.

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

             Revenue recognition:
               In accordance with industry practice, Jackpot recognizes as gaming revenues the net wins from gaming activities, which is the difference between gaming wins and losses. Route operations revenues include the net wins generated under revenue sharing agreements. Revenues from casino operations are gaming wins less losses. Complimentary food and beverage furnished gratuitously by casino operations to customers is not material.

             Location rent expense:
               Fixed rental payments (including scheduled increases) are recorded on a straight-line basis over the agreement term including any optional extension periods which are expected to be exercised. Contingent payments are expensed in the period incurred. Renewal agreements are considered new agreements and accounted for as described above over the new agreement term. Revenue sharing payments to route locations are recorded as location rent expense.

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



                    Buildings                   30 to 40 years
                    Gaming equipment             4 to  7 years
                    Other equipment              3 to  7 years
                    Leasehold improvements       1 to 12 years

            Lease acquisition costs and other intangible assets:
               Significant incremental costs associated with the acquisition of location leases are capitalized. Incremental costs capitalized and amounts allocated to lease acquisition costs are amortized on a straight-line basis over the term of the related leases, including expected renewals, which range from 1 to 12 years. Lease acquisition costs and other intangible assets include lease acquisition costs, net of accumulated amortization, of $1,907,000 and $3,029,000 as of June 30, 1998 and 1997.

             Goodwill:
               Goodwill represents the excess of the costs of acquired businesses over the fair value of their net assets when acquired and is amortized on a straight-line basis over a period of 40 years.

             Recently issued accounting standards:
               In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which is effective for fiscal years beginning after December 15, 1997. SFAS 130 requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Management intends to comply with the disclosure requirements of SFAS 130 for the year ending June 30, 1999.

               In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS 131"), which is effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes additional standards for segment reporting in the financial statements. Management has begun its review of SFAS 131, however it has not made a final determination of the extent of the disclosure required by this statement.

               In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for fiscal years beginning after June 15, 1999. SFAS 133 establishes additional accounting and reporting standards for derivative instruments and hedging activities. Management does not believe the Company has any derivative instruments, or that Jackpot participates in hedging activities. Accordingly, SFAS 133 is not expected to have a significant effect on the results of operations or related disclosures.

Note  2 - Cash and cash equivalents:
               Cash equivalents are comprised primarily of marketable municipal bonds and money market accounts. Cash and cash equivalents include cash equivalents of $38,728,000 and $34,499,000 at June 30, 1998 and 1997.

Note 3 - Casino operations:
               On August 13, 1996, Jackpot's Board of Directors (the "Board") approved a plan to dispose of Jackpot Owl, Inc. (the "Owl Club") and Jackpot's Highway 93 Casino, Inc. (the "Pony Express Casino"), Jackpot's two remaining casinos, as part of its strategy to exit its casino operations. As of June 30, 1998, the carrying value of assets to be disposed of associated with the Owl Club and the Pony Express Casino was approximately $1,400,000. The results of operations of the Owl Club and the Pony Express Casino were not material in 1998, 1997 and 1996.

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

Note 4 - Other current liabilities:
               Other current liabilities consist of the following (dollars in thousands):

                                                       June 30,
                                                 __________________
                                                  1998        1997
                                                 ______      ______

               Accrued employee benefits         $1,714      $1,740
               Accrued professional fees            334         468
               Accrued progressive jackpots         464         528
               Federal income tax payable                       362
               Other                                996       1,309
                                                 ______      ______
                 Totals                          $3,508      $4,407
                                                 ======      ======

Note 5 - Earnings per share:
               In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which is effective for periods, including interim periods, ending after December 15, 1997. As required by SFAS 128, Jackpot adopted this statement for the quarter ended December 31, 1997 and year ended June 30, 1998. SFAS 128 establishes standards for computing and presenting earnings per share ("EPS"), including the replacement of the presentation of primary EPS with the presentation of basic EPS, as defined. All prior-period EPS data presented has been restated to conform to the provisions of the statement.

               Basic EPS for 1998, 1997 and 1996 is computed by dividing net income by the weighted average number of common shares outstanding for the respective period. Diluted EPS for 1998, 1997 and 1996 is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding for the respective period. Options and warrants to purchase common stock, whose exercise price was greater than the average market price for the respective period, have been excluded from the computation of diluted EPS. Such antidilutive options and warrants outstanding for 1998, 1997 and 1996 were 159,000, 743,000 and 1,512,000, respectively. The following is the amount of income and number of shares used in the basic and diluted EPS computations (dollars and shares in thousands, except per share data):

                                                    1998    1997    1996
                                                   ______  ______  ______
Basic earnings per share:
  Earnings:
    Income available to common stockholders        $7,213  $7,844  $5,855
                                                   ======  ======  ======
  Shares:
    Weighted average number of common
      shares outstanding                            8,991   9,237   9,307
                                                   ======  ======  ======

Basic earnings per share                           $  .80  $  .85  $  .63
                                                   ======  ======  ======

Diluted earnings per share:
  Earnings:
    Income available to common stockholders        $7,213  $7,844  $5,855
    Effect of dilutive securities                     -       -       -
                                                   ______  ______  ______
    Income, as adjusted                            $7,213  $7,844  $5,855
                                                   ======  ======  ======
  Shares:
    Weighted average number of common
      shares outstanding                            8,991   9,237   9,307
    Common shares issuable upon assumed
      exercise of dilutive stock options            1,726   1,316   1,588
    Less common shares assumed to be
      repurchased by application of the treasury
      stock method to the proceeds using the
      average market price for the period          (1,530) (1,236) (1,414)
                                                   ______  ______  ______
    Weighted average number of common shares
      and common share equivalents outstanding      9,187   9,317   9,481
                                                   ======  ======  ======

Diluted earnings per share                         $  .79  $  .84  $  .62
                                                   ======  ======  ======

Note 6 - Stockholders' equity:
             Rights plan:
               In June 1994, the Board approved a Stockholder Rights Plan. On July 11, 1994, Jackpot declared a dividend distribution of one Preferred Stock purchase right (the "Rights") payable on each outstanding share of common stock, as of July 15, 1994. The Rights become exercisable only in the event, with certain exceptions, an acquiring party accumulates 15% or more of Jackpot's voting stock, or if a party announces an offer to acquire 30% or more of Jackpot's voting stock. Each Right will entitle the holder to purchase one-hundredth of a share of a Series A Junior Preferred Stock at a price of $30. In addition, upon the occurrence of certain events, holders of the Rights will be entitled to purchase either Jackpot's Preferred Stock or shares in an "acquiring entity" at half of market value.

               The Rights, which expire on July 15, 2004, may be redeemed by Jackpot at $.01 per Right prior to the close of business on the tenth day after a public announcement that beneficial ownership of 15% or more of Jackpot's shares of voting stock has been accumulated by a single acquiror or a group (with certain exceptions), under circumstances set forth in the Rights Agreement. As of June 30, 1998 and 1997, 150,000 shares of unissued Series A Junior Preferred Stock were authorized and reserved for issuance upon exercise of the Rights. The issuance of the Rights had no effect on dilutive earnings per share in 1998, 1997 and 1996.

             Stock option plans:
               On December 7, 1990, Jackpot's stockholders approved the 1990 Incentive and Nonqualified Stock Option Plan (the "1990 Plan"). Under the 1990 Plan, the Board may grant "incentive" or "nonqualified" stock options up to 929,846 shares of Jackpot's common stock (the "Common Stock"). On January 12, 1993, Jackpot's stockholders approved the 1992 Incentive and Non-qualified Stock Option Plan (the "1992 Plan"). On August 17, 1994, the Board adopted certain amendments (the "Amendments") to the 1992 Plan which were approved by Jackpot's stockholders on January 10, 1995. The Amendments increased the number of shares of Common Stock authorized for issuance pursuant to the 1992 Plan from 1,045,000 to 2,545,000.

               The 1992 Plan provides that each individual who is a member of the Board on June 30 of any year, including any future director on any such date, will automatically be granted nonqualified stock options to purchase 27,500 shares of Common Stock on each such June 30. The option price for each June 30 grant will be 100% of the fair market value of the Common Stock on the following September 30. Each option granted to a director will become exercisable after September 30 of each year, and expire five years from the date of grant. At June 30, 1998, options granted to Jackpot's directors to purchase an aggregate of 522,500 shares of Common Stock were outstanding, of which 412,500 were exercisable.

               The 1990 Plan and 1992 Plan terminate on the earlier of (i) the date all shares subject to the 1990 Plan and the 1992 Plan have been issued upon the exercise of options granted under such plans, or (ii) June 26, 2000 and September 30, 2002, respectively, or on such earlier date as the Board may determine. Any option outstanding at the respective termination date remains outstanding until it has either expired or has been exercised.

               Changes in options outstanding under the stock option plans are summarized below (shares in thousands):

                                        Number of Shares         Per Share
                                    _________________________  Exercise Price
                                    Incentive   Nonqualified
                                    _________   ____________  ________________

               Outstanding at
                 July 1, 1995          31           1,638     $ 6.10 to $20.88
                   Exercised           (4)            (36)    $ 6.10 to $11.63
                   Canceled           (18)            (51)    $ 6.10 to $11.63
                   Automatic grant
                     to directors                     110     $10.00
                                      ___           _____
               Outstanding at
                 June 30, 1996          9           1,661     $ 6.10 to $20.88
                   Granted                             20     $11.00
                   Exercised           (3)           (190)    $ 8.50 to $10.75
                   Canceled            (6)            (21)    $ 6.10 to $11.63
                   Automatic grant
                     to directors                     110     $11.50
                                      ___           _____
               Outstanding at
                 June 30, 1997          0           1,580     $ 8.50 to $20.88
                   Granted                             60     $11.00
                   Exercised                          (30)    $ 8.50 to $11.63
                   Cancelled                         (234)    $ 8.50 to $15.88
                   Automatic grant
                     to directors                     110     (A)
                                      ___           _____
               Outstanding at
                 June 30, 1998          0           1,486     $ 8.50 to $20.88
                (1,336 shares         ===           =====
                 exercisable)

               (A) To be determined on September 30, 1998.

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

              Changes in other nonqualified stock options are summarized below (shares in thousands):

                                                 Number        Per Share
                                                of Shares    Exercise Price
                                                _________    ________________

               Outstanding at July 1, 1995         429       $ 9.19 to $15.00
                 Transactions                       -
                                                   ___
               Outstanding at June 30, 1996        429       $ 9.19 to $15.00
                 Canceled                          (50)      $15.00
                                                   ___
               Outstanding at June 30, 1997        379       $ 9.19 to $10.75
                 Canceled                          (27)      $ 6.10 to $10.75
                                                   ___
               Outstanding and exercisable
                 at June 30, 1998                  352       $ 9.19 to $10.63
                                                   ===

             Accounting for stock-based compensation:
               In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Although SFAS 123 encourages an entity to measure compensation by applying the fair value method of accounting for employee stock-based compensation arrangements, it permits an entity to continue to account for employee stock-based compensation arrangements under the provisions of Accounting Principles Board Opinion 25 ("APB 25").

               Jackpot elected and continues to account for stock-based compensation in accordance with APB 25. Under APB 25, generally only stock options that have intrinsic value at the date of grant are considered compensatory. Intrinsic value represents the excess, if any, of the market price of the stock at the grant date over the exercise price of the option. Under SFAS 123, all stock option grants are considered compensatory. Compensation cost is measured at the date of grant based on the estimated fair value of the options determined using an option pricing model. The model takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the stock, expected dividends on the stock and the risk-free interest rate over the expected life of the option.

               The following table discloses pro forma amounts for net income and basic and dilutive earnings per share for 1998, 1997 and 1996 assuming compensation cost for employee stock options had been determined using the fair value-based method prescribed by SFAS
               123. The table also discloses the weighted average assumptions used in estimating the fair value of each option grant on the date of grant using the Black-Scholes option pricing model, and the estimated weighted average fair value of the options granted. The model assumes no expected future dividend payments on Jackpot's Common Stock for the options granted in 1998, 1997 and 1996 (dollars in thousands, except per share data):


                                                      1998    1997    1996
                                                     ______  ______  ______
                       Net income:
                         As reported                 $7,213  $7,844  $5,855
                         Pro forma                   $6,837  $7,571  $5,855

                       Basic earnings per share:
                         As reported or restated     $  .80  $  .85  $  .63
                         Pro forma                   $  .76  $  .82  $  .63

                       Diluted earnings per share:
                         As reported or restated     $  .79  $  .84  $  .62
                         Pro forma                   $  .74  $  .81  $  .62

                       Weighted average assumptions:
                         Expected stock price
                           volatility                  30.0%   35.0%   39.1%
                         Risk-free interest rate        5.8%    6.1%    6.2%
                         Expected option lives
                           (in years)                   2.5     2.5     2.5
                         Estimated fair value of
                           options granted           $ 2.99  $ 3.18  $ 3.04

               Because the accounting method prescribed by SFAS 123 is not applicable to options granted prior to July 1, 1995, the compensation cost reflected in the pro forma amounts shown above may not be representative of that to be expected in future years.

             Shares reserved for issuance:
               Shares of Common Stock were reserved for the exercise of the following (in thousands):

                                                          June 30,
                                                       ______________
                                                        1998     1997
                                                       _____    _____
                    Stock option plans:
                      Outstanding                      1,486    1,580
                      Available for grant              1,020      956
                    Other nonqualified stock options     352      379
                                                       _____    _____
                        Totals                         2,858    2,915
                                                       =====    =====

             Common stock in treasury:
               Jackpot purchased 338,414 and 283,771 shares of its Common Stock at the market price on the date of purchase for a total cost of approximately $3,967,000 and $2,803,000, or an average of $11.72 and $9.88 per share in 1998 and 1997, respectively. In addition, Jackpot purchased 118,100 shares at a total cost of approximately $1,268,000, or an average of $10.74 per share during the two months ended August 31, 1998. Purchases in 1997 include 55,174 shares acquired from American Country Insurance Company for approximately $545,000 (the market price on the date of purchase). Two directors of Jackpot were directors and indirect beneficial owners of an aggregate of more than 51% of the common stock of such insurance company on the date of purchase.

Note 7 - Related party transactions:
               One director of Jackpot is a partner in a law firm that has provided various legal services for which Jackpot incurred legal fees aggregating approximately $121,000, $179,000 and $110,000 in 1998, 1997 and 1996. Also, see Note 6.

Note 8 - Commitments and contingencies:
             Leases:
               Jackpot has noncancelable location license, lease and sublease agreements (referred to as "leases") for space at various locations for its gaming machines with terms expiring at various dates through 2010. Leases are generally at fixed rentals, although certain leases require payments based on percentages of revenues generated by gaming machines at the leased locations.
               In addition, office and warehouse space is utilized under noncancelable leases with terms expiring at various dates through 2006.

               In 1997, Jackpot entered into agreements, which became effective July 1, 1997, for long-term contract extensions with four of its largest chain store customers. In addition, Jackpot entered into an agreement for a long-term contract extension with another significant chain store customer in September 1998. Such agreement will become effective July 1, 1999. These five agreements provide Jackpot the continued right to operate at certain existing locations and future locations in Nevada, if any, of such customers.

               Future minimum payments (dollars in thousands) under such non cancelable operating leases or licenses (including the above mentioned contract extension) aggregated approximately
               $224,442 at June 30, 1998, payable as follows:  $36,165 in 1999;
               $38,026 in 2000; $38,794 in 2001; $38,744 in 2002; $38,845 in
               2003; and $33,868 thereafter.

               Rent expense was comprised as follows (dollars in thousands):

                                                     1998    1997     1996
                                                   _______  _______  _______
               Location leases:
                 Fixed rentals                     $36,866  $28,125  $25,633
                 Percentage rentals                 16,883   19,994   20,243
               Office and equipment leases             453      453      452
                                                   _______  _______  _______
                   Totals                          $54,202  $48,572  $46,328
                                                   =======  =======  =======

             Employment and severance agreements:
               Jackpot has an employment agreement with Don R. Kornstein, President, Chief Executive Officer and Director which currently expires on September 30, 2001. The agreement is automatically extended for additional one year periods on each October 1 unless, not later than March 31, immediately preceding each October 1, notice is given by Jackpot or Mr. Kornstein.

               Mr. Kornstein's employment agreement provides for an annual bonus based on various percentages of certain amounts by which earnings before interest, taxes, depreciation, amortization and certain other items, as defined in the agreement, exceed certain levels for such fiscal year. Mr. Kornstein's bonus was $97,000, $169,000 and $205,000 in 1998, 1997 and 1996. The aggregate commitment for future salaries at June 30, 1998, excluding bonuses, under Mr. Kornstein's agreement is $2,356,000. In the event of termination of Mr. Kornstein's employment, as defined in the employment agreement, Mr. Kornstein, or his beneficiary, would receive a severance payment. The aggregate contingent liability at June 30, 1998 under Jackpot's employment and severance agreements is approximately $2,700,000.

             Financial instruments with concentration of credit risk:
               The financial instruments that potentially subject Jackpot to concentrations of credit risk consist principally of cash, cash equivalents, certain receivables and lease and other security deposits. Jackpot maintains cash and certain cash equivalents with financial institutions in amounts which, at times, may be in excess of the FDIC insurance limits. Jackpot's cash equivalents are invested in several high-grade securities which limits Jackpot's exposure to concentrations of credit risk.

               A substantial portion of Jackpot's business activity is with customers who frequent retail stores (supermarkets, drugstores, merchandise stores and convenience stores) in Nevada. Generally, Jackpot leases space in stores which are part of a large chain of stores. At June 30, 1998, Jackpot had unsecured lease and other security deposits of $3,082,000 held primarily by two publicly-held chain stores.

             Legal matters:
               Jackpot is a party to various other claims, legal actions and complaints arising in the ordinary course of business or asserted by way of defense or counterclaim in actions filed by Jackpot. Management believes that its defenses are substantial in each of these matters and that Jackpot's legal position can be successfully defended without material adverse effect on its consolidated financial statements.

Note 9 - Litigation settlement:
               On August 17, 1992, Phar-Mor, Inc. ("Phar-Mor"), a large chain store, announced that it had filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Jackpot had operated 51 gaming machines at three Phar-Mor store locations in Nevada under a license agreement dated February 10, 1990 (the "Original Agreement"). Under the Original Agreement, Jackpot made certain advances to Phar-Mor. Thereafter, Jackpot and Phar-Mor, subject to bankruptcy court approval, entered into an amended license agreement, dated January 1, 1993 (the "Amended Agreement"). If the Amended Agreement were to become final, Jackpot would receive credits for certain prepaid sums but would be required to pay certain additional obligations.

               On May 12, 1995, Phar-Mor announced the closing of 41 stores, including its three stores in Nevada. On May 24, 1995 Jackpot notified Phar-Mor that it was in default under (i) the Original Agreement, and (ii) the Amended Agreement to the extent applicable. In March 1996, Phar-Mor filed a lawsuit against Jackpot in the United States Bankruptcy Court for the Northern District of Ohio, and Jackpot filed an answer and counterclaim. In order to avoid further litigation and to finally and fully resolve all claims between the parties, Jackpot entered into a settlement agreement and mutual release with Phar-Mor, effective February 6, 1998. Pursuant to the terms of the agreement, both the Original Agreement and the Amended Agreement are terminated and neither party has any remaining rights or continuing obligations to the other under the Original Agreement, the Amended Agreement or the proofs of claim. The cost of the settlement to Jackpot was paid in February 1998.

Note 10 - Revenues derived from major locations:
               Route operations revenues at two groups of affiliated store chains in 1998, 1997 and 1996 accounted for more than 10% of Jackpot's total revenues. Revenues for Jackpot's top two affiliated store chains were approximately $34,000,000 and $17,000,000, respectively, in 1998, $27,000,000 and $15,000,000, respectively, in 1997, $23,000,000 and $12,000,000, respectively, in 1996. Each individual store chain included in an affiliated group of store chains has a separate lease with Jackpot.

Note 11 - Federal income tax:
               A reconciliation of the Federal statutory income tax rate to the effective income tax rate based on income before income tax follows:

                                               1998   1997   1996
                                               ____   ____   ____

               Statutory rate                  35.0%  35.0%  35.0%
               Increase (decrease) in
                 tax resulting from:
               Surtax exemption                (1.0)  (1.0)  (1.0)
               Tax-exempt interest             (5.0)  (3.7)  (4.0)
               Amortization of goodwill          .6     .4     .7
               Other, net                      (2.6)    .3    1.3
                                               ____   ____   ____
               Effective rate                  27.0%  31.0%  32.0%
                                               ====   ====   ====

               The tax items comprising Jackpot's net deferred tax asset (liability) as of June 30, 1998, 1997 and 1996 are as follows (dollars in thousands):

                                                        1998    1997    1996
                                                       ______  ______  ______
                Deferred tax assets:
                  Write-down of assets                 $  381  $  381  $  381
                  Deferred rent                           809     854   1,041
                  Other accrued liabilities               459     520     556
                  Retirement plans                          9       9      73
                  Other                                    45      98      75
                                                       ______  ______  ______
                    Totals                              1,703   1,862   2,126
                                                       ______  ______  ______

                Deferred tax liabilities:
                  Difference between book and tax
                    basis of property                   1,280     987     527
                  Economic performance accruals           542     481     491
                  Other                                   730   1,027     676
                                                       ______  ______  ______
                    Totals                              2,552   2,495   1,694
                                                       ______  ______  ______
                Net deferred tax asset (liability)     $ (849) $ (633) $  432
                                                       ======  ======  ======

               Jackpot realized tax benefits of $48,000 and $54,000 in 1997 and 1996 as a result of the exercise of certain incentive and nonqualified stock options. The tax benefits have been reflected as a decrease in current income tax payable and an increase in additional paid-in capital.

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

               On August 13, 1996, the Board approved the termination of the Salary Continuation Plan for Executives (the "Continuation Plan"). The Continuation Plan provides certain senior executives with a retirement benefit, which is based on compensation, to be paid over a period of up to 15 years beginning at normal retirement age. The Continuation Plan requires certain vesting periods and allows reduced benefits at certain early retirement ages and pre-retirement survivors' benefits. The Continuation Plan was unfunded at June 30, 1998 and 1997. The Company has entered into settlement agreements with substantially all of the individuals covered under the Continuation Plan. The accumulated and projected benefit obligations for the remaining executives covered under the Continuation Plan is not material at June 30, 1998.

               The Board waived current service benefits that would have accrued in 1996 pursuant to the Retirement Plan and the Continuation Plan, other than the interest earned on accrued benefits. The Retirement Plan and the Continuation Plan, both defined benefit plans, had no plan assets. Interest cost on accrued benefits and the amortization of unrecognized prior service cost is included in general and administrative expense and amortization expense, respectively, in the accompanying consolidated statements of income. The unrecognized prior service cost was fully amortized at June 30, 1996. The accrued pension liability under the Continuation Plan was not material at June 30, 1998 and 1997.
               The pension expense for Jackpot's defined benefit plans for 1996 includes the following components (dollars in thousands):

                Amortization of prior service cost        $253
                Interest cost on accrued benefits           69
                                                          ____
                Net pension expense                       $322
                                                          ====

                    JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                         QUARTERLY FINANCIAL INFORMATION
                        YEARS ENDED JUNE 30, 1998 AND 1997
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

     Summarized quarterly financial information for 1998 and 1997 follows:

                                                  Quarter

                                   _____________________________________

                                    First    Second    Third     Fourth
                                   _______   _______   _______   _______
        1998
        ____

Revenues                           $22,667   $23,610   $23,371   $23,365

Gross operating income (A)           2,651     3,268     3,320     3,039

Income before income tax             2,153     2,615     2,620     2,493

Net income                           1,572     1,909     1,912     1,820

Earnings per share:
  Basic                                .17       .21       .21       .21
  Diluted                              .17       .21       .21       .20


        1997
        ____

Revenues                           $21,955   $22,560   $22,947   $24,442

Gross operating income (A)           3,050     3,521     3,553     4,435

Income before income tax             2,279     2,810     2,856     3,423

Net income                           1,573     1,938     1,971     2,362

Earnings per share:
  Basic                                .17       .21       .21       .26
  Diluted                              .17       .21       .21       .26


(A) Gross operating income is revenues less route and casino operations' costs and expenses, deprecation associated with route and casino operations and amortization associated with lease acquisition costs.