Form 10-K/A
period 1998-06-30
JACKPOT ENTERPRISES INC
filed 1998-10-27
CIK 351903

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A
                         AMENDMENT NO. 1 TO FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended June 30, 1998

Commission File Number 1-9728

                            JACKPOT ENTERPRISES, INC.
_______________________________________________________________________________
               (Exact name of registrant as specified in its charter)

           Nevada                                               88-0169922
_______________________________                             ___________________
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

1110 Palms Airport Drive, Las Vegas, Nevada                       89119
___________________________________________                     _________
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:          (702) 263-5555
                                                              _____________

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
    Title of each class                                on which registered
________________________________________               _______________________
Common Stock - Par value $.01 per share,               New York Stock Exchange
which include certain preferred stock
purchase rights

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

As of September 25, 1998, there were 8,616,680 shares of the Registrant's common stock outstanding.

Jackpot Enterprises, Inc. ("Jackpot" or the "Company") hereby amends its Annual Report on Form 10-K for the fiscal year ended June 30, 1998 by deleting its responses to Items 10 through 13 contained in its original filing and replacing such sections with the following:

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
          __________________________________________________

Directors of the Registrant
___________________________

     At the annual meeting on December 17, 1997, four directors were elected to serve and hold office (subject to Jackpot's By-Laws) until the next annual meeting of stockholders and until a respective successor is elected and qualified.

     The directors of Jackpot (none of whom has a family relationship with one another) are as follows:


           Name                    Age                Position
_______________________           ____         ___________________________
Allan R. Tessler                   62          Chairman of the Board

Don R. Kornstein                   46          President, Chief Executive
                                               Officer and Director

David R. Markin                    67          Director

Robert L. McDonald, Sr.            78          Director

     Allan R. Tessler has served as Chairman of the Board since May 1994 and has been a director of Jackpot since 1980. Mr. Tessler also served as Secretary of Jackpot from 1980 through August 1993. He has been Chairman and Chief Executive Officer of International Financial Group, Inc., an international merchant banking firm, since 1987. He has been Co-Chairman and Co-Chief Executive Officer of Data Broadcasting Corporation, a securities market data supplier, since June 1992. Mr. Tessler has been Chairman of the Board of Enhance Financial Services, Inc., an insurance holding company, since 1986, and was Chairman of the Board of Great Dane Holdings Inc., a diversified holding company, from 1987 through December 1996. He is also a director of The Limited, Inc. and Allis-Chalmers Corporation.

     Don R. Kornstein has served as President, Chief Executive Officer and a director of Jackpot since September 1994. Prior to his appointment with Jackpot, Mr. Kornstein was a Senior Managing Director of Bear, Stearns & Co. Inc., a leading worldwide investment banking firm where he had been employed since 1977. Mr. Kornstein was in such firm's Investment Banking Department and was head of that firm's gaming industry group. Mr. Kornstein is also a director of Riddell Sports Inc., a manufacturer of athletic equipment.

     David R. Markin has been a director of Jackpot since 1980. Mr. Markin has been Chairman of the Board, Chief Executive Officer and President of Checker Motors Corporation ("Checker"), an automobile parts manufacturer and taxicab fleet operator since 1970. Mr. Markin was President and Chief Executive Officer of Great Dane Holdings Inc. from 1989 through December 1996. Mr. Markin is presently President of Checker Holdings Corp. IV, the parent company of Checker. Mr. Markin is also a director of Enhance Financial Services, Inc. and Data Broadcasting Corporation.

     Robert L. McDonald, Sr. has been a director of Jackpot since 1980. Mr. McDonald is a senior partner in the law firm of McDonald Carano Wilson McCune Bergin Frankovich & Hicks LLP, counsel to Jackpot. Mr. McDonald is a principal stockholder, executive officer and a director of Little Bonanza, Inc., the corporate operator of the Bonanza Casino located in Reno, Nevada.

Executive Officers of the Registrant
____________________________________

     For information relating to the identification of the executive officers of Jackpot, see page 12 in Part I of the Registrant's Annual Report on Form 10-K for the year ended June 30, 1998.

Item 11.  Executive Compensation
          ______________________

     The following table sets forth certain information concerning compensation for those persons who were (i) the Chief Executive Officer, and (ii) the other most highly paid executive officers whose total annual salary and bonus exceeded $100,000 (collectively, the "Named Executives") for service provided for the fiscal years ended June 30, 1998, 1997 and 1996.




                            SUMMARY COMPENSATION TABLE

                                                        Long-Term
                                                      Compensation
                                                    __________________
                        Annual Compensation           AWARDS   PAYOUTS
                 _________________________________ __________  _______
                                                      Stock
Name and                                 Other       Option            All Other
Principal Fiscal                         Annual      Awards     LTIP    Compen-
Position   Year   Salary     Bonus    Compensation (in shares) Payout   sation
                              (1)          (2)        (3)
_________ ______ ________   ________  ____________ __________  _______ _________

Don R.     1998  $725,000   $ 97,000  $98,603 (4)    27,500       -    $9,228(5)
Kornstein  1997  $715,695   $169,000      -          27,500       -    $7,500(5)
President  1996  $675,000   $204,920      -          27,500       -    $7,500(5)
and Chief
Executive
Officer

George     1998  $145,000   $ 65,000      -          30,000       -        -
Congdon    1997  $115,000   $ 75,000      -          10,000       -        -
Senior     1996  $105,000   $ 40,000      -             -         -        -
Vice
President-
Operations

Bob Torkar 1998  $145,000   $ 55,000      -          30,000       -        -
Senior     1997  $115,000   $ 75,000      -          10,000       -        -
Vice       1996  $105,000   $ 40,000      -             -         -        -
President-
Finance,
Treasurer
and Chief
Accounting
Officer

_____________________

(1) Includes incentive compensation based on a predetermined formula, and bonuses which were not pursuant to a predetermined plan or agreement.

(2) The Named Executives each received certain perquisites, the aggregate value of which did not exceed, except as indicated, as to any Named Executive in any of the last three fiscal years, the lesser of $50,000 or 10% of such Named Executive's annual salary and bonus.

(3) Represents the number of shares subject to options granted during such fiscal year.

(4) Includes $78,867 for reimbursement by Jackpot to Mr. Kornstein for relocation related costs associated with the sale of Mr. Kornstein's residence. Pursuant to his employment agreement, such reimbursement includes $32,375 for taxes.

(5) Represents premiums paid by Jackpot for term life insurance for the benefit of Mr. Kornstein.

Option Grants
_____________

     The following table summarizes information concerning individual grants of options, including the potential realizable dollar value of grants of options made during the fiscal year ended June 30, 1998, to each Named Executive, assuming that the market value of the underlying security appreciates in value, from the date of grant to the end of the option term, at the assumed rates indicated in the following table.

                      FISCAL 1998 OPTION GRANTS

                                                            Potential Realizable
                                                            Value at Assumed
                                                            Annual Rates of
                                                            Stock Price
                                                            Appreciation
                   Individual Grants                        for Option Term (1)
___________________________________________________________ ____________________
                       Percent
           Number of   of Total
           Securities  Options
           Underlying  Granted to      Exercise
           Options     Employees       Price     Expiration
  Name     Granted (#) in Fiscal Year  ($/Share)    Date     5%($)      10%($)
                           (2)
_________  ___________ ______________  _________ __________ _______    ________

Don R.
Kornstein  27,500 (3)       16%         $ 9.94   6/30/03    $71,200    $156,800


George
Congdon    30,000 (4)       18%         $11.00   7/30/02    $91,200    $201,600

Bob
Torkar     30,000 (4)       18%         $11.00   7/30/02    $91,200    $201,600

_____________________

(1) The dollar amounts under these columns are the result of calculations at annualized rates of 5% and 10%, respectively, which were established by rules promulgated by the Securities and Exchange Commission and therefore are not intended to forecast possible future appreciation, if any, of Jackpot's Common Stock price.

(2) Total options granted include options to purchase an aggregate of 110,000 shares of Common Stock granted to the Board of Directors.

(3) As a member of the Board of Directors on June 30, 1998, Mr. Kornstein was automatically granted an option to purchase 27,500 shares of Common Stock on such date. Pursuant to the 1992 Incentive and Non-qualified Stock Option Plan, the exercise price for each June 30 automatic grant will be the fair market value of the Common Stock on the following September 30. On September 30, 1998, the exercise price of such grant was vested at $9.94 per share.

(4) Such option vests as to one-third of the securities underlying the option on July 30, 1997, 1998 and 1999, respectively.

Option Exercises and Fiscal Year-End Values
___________________________________________

     The following table summarizes information with respect to the exercise of options to purchase Common Stock of Jackpot during the last fiscal year by each of the Named Executives and the value of unexercised options held by each of them as of the end of fiscal 1998. None of the Named Executives exercised any options during fiscal 1998.


                   AGGREGATED OPTION EXERCISES IN FISCAL 1998
                       AND FISCAL YEAR-END OPTION VALUES

                                Number of Shares
                                Underlying              Value of Unexercised
              Shares            Unexercised Options     In-the-Money Options
             Acquired   Value   at Fiscal Year-End (#)  at Fiscal Year-End ($)
           on Exercise Realized Exercisable/            Exercisable/
Name          (#)        ($)    Unexercisable           Unexercisable (1)
__________ ___________ ________ ______________________  _______________________
Don R.
Kornstein       -          -        782,500/27,500       $2,468,673/$72,187

George
Congdon         -          -         42,000/20,000       $   71,890/$31,260

Bob
Torkar          -          -         60,000/20,000       $   71,890/$31,260


(1) Based on the closing price of $12.56 for Jackpot's Common Stock on the New York Stock Exchange on June 30, 1998.

Director Compensation
_____________________

     Directors who are not salaried employees of the Company receive annual fees of $32,000. In addition, a director who serves as a member of the Compensation Committee and/or Audit Committee is entitled to receive $10,800 and $7,200 per year, respectively. For the fiscal year ended
June 30, 1998, Messrs. Tessler, Markin and McDonald received aggregate fees of $50,000, $50,000 and $42,800, respectively. Mr. Kornstein did not receive any fees for service on the Board of Directors during fiscal 1998.

     The 1992 Incentive and Non-qualified Stock Option Plan (the "1992 Plan") provides that each individual who is a member of the Board of Directors on June 30 of any year, including any future director on any such date, will automatically be granted a nonqualified option to purchase 27,500 shares of Common Stock on each such June 30. The exercise price for each June 30 grant will be 100% of the fair market value of the Common Stock on the following September 30. Each option granted to a director will become exercisable after September 30 of each year and expire five years from the date of grant. On June 30, 1998 options to purchase an aggregate of 110,000 shares of Common Stock (27,500 each to Messrs. Tessler, Kornstein, Markin and McDonald) were automatically granted at an exercise price of $9.94 per share pursuant to the terms of the 1992 Plan.

Employment Agreements
_____________________

     Jackpot has an employment agreement (the "Agreement") with Mr. Kornstein, which became effective on September 8, 1994, and currently expires on September 30, 2001. The Agreement is automatically extended for additional one year periods on each October 1 unless, not later than March 31, immediately preceding each October 1, notice is given by either the Company or Mr.
Kornstein.   From September 19, 1994 through September 7, 1996, Mr.
Kornstein's annual base salary was $675,000. Presently, Mr. Kornstein's annual base salary, which became effective September 8, 1996, is $725,000.

     The Agreement provides for an annual bonus for each fiscal year equal to (i) 2% of the amount up to the first $5 million by which the Company's earnings before interest, taxes, depreciation, amortization and certain other items, as defined in the Agreement ("EBITDA") for such fiscal year exceeds $10 million, (ii) 4% of the amount up to the first $5 million by which EBITDA for such fiscal year exceeds $15 million, (iii) 5% of the amount up to the first $5 million by which EBITDA for such fiscal year exceeds $20 million, (iv) 6% of the amount up to the first $5 million by which EBITDA for such fiscal year exceeds $25 million, plus (v) 7% of the amount by which EBITDA for such fiscal year exceeds $30 million. The Board of Directors may, in its discretion, grant Mr. Kornstein additional bonuses. To date, no such additional bonuses have been granted to Mr. Kornstein. In addition, the Company, at its cost, provides term life and disability insurance to Mr. Kornstein in the amount of $5 million and $25,000 per month, respectively.

     As part of the Agreement, Mr. Kornstein was granted an option under the 1992 Plan to acquire 700,000 shares of Common Stock at $9.25 per share (the closing price on the effective date of the Agreement). The option, which expires on September 8, 2004, vested as to one-third of the shares on September 8, 1995, 1996 and 1997, respectively. Under certain circumstances, such option is exercisable for a period of 18 months following the termination of the Agreement, but in no event beyond the expiration of the term of such option.

     In the event Mr. Kornstein is disabled during the term of the Agreement, he will receive his full base salary for the first six months of such disability. At the end of such six month period or upon his death, Mr. Kornstein, or his beneficiary, will receive a payment for accrued salary, if any, and a pro rata bonus, as defined in the Agreement, through such date. In addition, Mr. Kornstein or his beneficiary will receive a lump sum payment equal to the sum of (i) Mr. Kornstein's base salary, which would have been in effect for the twelve months following the date of disability or death, and
(ii) the average bonus, as defined in the Agreement, for the prior three fiscal years.

     In the event of a termination of the Agreement by the Company without cause (as defined in the Agreement), for "Good Reason", or a "Change in Control" (as described below), Mr. Kornstein would receive a lump sum amount equal to his base salary, which would have been in effect for the three year period commencing on the date of termination, plus his bonus for a three year period, pursuant to a formula, as well certain pension and welfare benefit coverage to the extent not provided to Mr. Kornstein by a subsequent employer. Assuming such termination occurred on or about October 27, 1998 such lump sum payment would be approximately $2.7 million. In addition, Mr. Kornstein would receive any amount necessary to reimburse him for any excise tax imposed under the Internal Revenue Code, including any tax payable by reason of such reimbursement. Mr. Kornstein agreed that for a period of three years following the termination of his employment, for any reason, he will not compete with Jackpot or its subsidiaries.

     For purposes of the Agreement, Mr. Kornstein shall have "Good Reason" to terminate his employment (i) upon a failure by the Company to comply with a material provision of the Agreement, (ii) upon a diminution of Mr. Kornstein's title or authority, or (iii) upon receipt by Mr. Kornstein of a notice from the Company indicating that the contract term is not being automatically extended.

     For a period of time of up to one year after a Change in Control of Jackpot, Mr. Kornstein has the option of terminating the Agreement. As defined in the Agreement, Change in Control occurs when (i) any person or group of persons become the beneficial owner of 20% or more of the outstanding voting securities of Jackpot, (ii) during any two consecutive years, the individuals who constituted the Board of Directors of Jackpot at the beginning of such period cease for any reason to constitute at least a majority thereof, unless the election of each director who was not a director at the beginning of the period was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period, (iii) certain mergers or consolidations, and (iv) a liquidation of the Company or a sale of all or substantially all of the Company's assets.

Compensation Committee Interlocks and Insider Participation
___________________________________________________________

     The Compensation Committee consists of three non-employee directors. Currently the members of the Compensation Committee are Messrs. Tessler, Markin and McDonald. See Item 13, Certain Relationships and Related Transactions, for a description of transactions and agreements in which members of the Compensation Committee and their associates were involved. None of the executive officers of Jackpot serves as a director of another corporation in a case where an executive officer of such other corporation serves as a director of Jackpot.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          ______________________________________________________________

     The following table sets forth as of October 1, 1998, certain information regarding the shares of Common Stock beneficially owned by (i) each beneficial holder of more than five percent of the outstanding shares of Common Stock ("Beneficial Holder"), (ii) each director, (iii) each Named Executive, and (iv) all directors and executive officers of Jackpot as a group.


                     OWNERSHIP OF JACKPOT COMMON STOCK
________________________________________________________________________________

                                     Amount and Nature
Name of Beneficial Holder,           of Beneficial
Director, Named Executive            Ownership of            Percent
or Identity of Group                 Common Stock (5)        of Class (5)
_____________________________________________________________________________

Beneficial Holders:
___________________

Don R. Kornstein (1)                    810,000                8.59%
Gabelli Funds, Inc.                     516,000 (2)            5.99%
Dimensional Fund Advisors Inc.          500,978 (3)            5.81%
The Pavia and Powers Group              465,700 (4)            5.40%
David R. Markin (1)                     471,979                5.33%

Directors other than Messrs.
Kornstein and Markin:
_________________________________

Allan R. Tessler                        404,257                4.57%
Robert L. McDonald, Sr.                 332,878                3.76%

Named Executives other than
Mr. Kornstein:
_________________________________
George Congdon                           40,000                  *
Bob Torkar                               40,000                  *

All directors and executive
officers as a group (6 persons)       2,099,114               20.58%
_____________________________________________________________________________

*  less than one percent

(1) Messrs. Kornstein and Markin have an address in care of the Company at 1110 Palms Airport Drive, Las Vegas, Nevada 89119.

(2) Based solely upon a Schedule 13D dated January 22, 1998, which was filed by Mario J. Gabelli and various entities which Mr. Gabelli directly or indirectly controls or for which he acts as chief investment officer, and a Schedule 13F for the period ended June 30, 1998. The address of Gabelli Funds, Inc. is One Corporate Center, Rye, NY 10580.

(3) Dimensional Fund Advisors Inc. ("Dimensional"), a registered investment advisor, is deemed to have beneficial ownership of 500,978 shares of Jackpot's Common Stock as of December 31, 1997, all of which shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional Fund Advisors Inc. serves as investment manager. Dimensional disclaims beneficial ownership of all such shares. All of the above information has been provided by Dimensional and is based solely upon a Schedule 13G, dated February 9, 1998. The address of Dimensional's principal business office is 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401.

(4) Based solely upon Schedule 13D (Amendment No. 2), dated May 21, 1998, which states Bolero Investment Group, L.P. ("Bolero"), Kenneth W. Pavia, Sr. ("Mr. Pavia"), FHI, Inc. ("FHI"), Florence Partners, Inc. ("Florence Partners") and Charles Powers ("Mr. Powers") (the "Reporting Persons", and collectively the "Pavia and Powers Group") may be deemed a group pursuant to the provisions of Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the "Act"). By reason of the provisions of Rule 13d-5 under the Act, any member of the Pavia and Powers Group may be deemed to own all shares beneficially owned by such group. Florence Partners and Mr. Powers do not affirm the existence of such a group and disclaim beneficial ownership of shares beneficially owned by Bolero, FHI and Mr. Pavia. Bolero, FHI and
     Mr. Pavia also do not affirm the existence of such a group and disclaim beneficial ownership of shares beneficially owned by Florence Partners and Mr. Powers. The address of the Pavia and Powers Group is Ingraham Building, 25 S.E. 2nd Avenue, Suite 720, Miami, FL 33131.

(5) Includes shares of Common Stock which may be acquired upon the exercise of vested options held by the following: Mr. Tessler (231,094), Mr. Kornstein (810,000), Mr. Markin (231,094), Mr. McDonald
     (228,894), Mr. Congdon (40,000), Mr. Torkar (40,000) and all directors and executive officers as a group (1,581,082). Excludes shares of Common Stock which may be acquired upon the exercise of unvested options held by the following: Mr. Congdon (35,000), Mr. Torkar (30,000) and all directors and executive officers as a group (65,000). The nature of the beneficial ownership for all the shares is sole voting and investment power.

Item 13.  Certain Relationships and Related Transactions
          ______________________________________________

     Robert L. McDonald, Sr., a director of Jackpot, is a senior partner in the law firm of McDonald Carano Wilson McCune Bergin Frankovich & Hicks LLP ("McDonald Carano"), counsel to Jackpot. In addition, A. J. Hicks, a partner in McDonald Carano is the Secretary of Jackpot. For the fiscal year ended June 30, 1998, the amount of fees paid by the Company to McDonald Carano, based on representation provided by McDonald Carano to the Company, did not exceed 5% of the gross revenues of such firm for its last full fiscal year. The Company believes that the fees for the services provided by McDonald Carano were at least as favorable to the Company as the fees for such services from unaffiliated third parties.

                                        Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

                                        JACKPOT ENTERPRISES, INC.
                                        _________________________
                                              (Registrant)

                                        By:   /s/ Bob Torkar
                                        _________________________
                                        BOB TORKAR
                                        Senior Vice President - Finance,
                                        Treasurer and
                                        Chief Accounting Officer
                                        (Principal Financial and Accounting
                                        Officer)

Date:  October 27, 1998