Form 10-Q
period 1998-09-30
JACKPOT ENTERPRISES INC
filed 1998-11-12
CIK 351903

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                   OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to___________________


Commission file no. 1-9728

                          JACKPOT ENTERPRISES, INC.
_____________________________________________________________________________
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

                              Yes   x        No
                                  _____         _____

There were 8,616,680 shares of the registrant's common stock outstanding as of November 6, 1998.

                  JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                                    INDEX


Part I.   Financial Information

Item 1.   Financial Statements
          Condensed Consolidated Balance Sheets -
            September 30, 1998 and June 30, 1998
          Condensed Consolidated Statements of Income -
            Three Months Ended September 30, 1998 and 1997
          Condensed Consolidated Statement of Stockholders'
            Equity - Three Months Ended September 30, 1998
          Condensed Consolidated Statements of Cash Flows -
            Three Months Ended September 30, 1998 and 1997
          Notes to Condensed Consolidated Financial Statements

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K

                  JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Dollars in thousands)


                                          September 30,     June 30,
            ASSETS                            1998            1998
            ______                        _____________     ________
Current assets:
  Cash and cash equivalents                 $ 49,824        $ 50,275
  Prepaid expenses                             1,564           1,594
  Other current assets                         2,220           2,225
                                            ________        ________
    Total current assets                      53,608          54,094
                                            ________        ________

Property and equipment, at cost:
  Land and buildings                           1,535           1,535
  Gaming equipment                            29,180          28,988
  Other equipment                              4,450           4,758
  Leasehold improvements                         356             354
                                            ________        ________
                                              35,521          35,635
  Less accumulated depreciation              (19,820)        (19,850)
                                            ________        ________
                                              15,701          15,785
Lease acquisition costs and other
  intangible assets, net of
  accumulated amortization of
  $4,837 and $4,607                            3,627           2,231

Goodwill, net of accumulated
  amortization of $2,754 and
  $2,713                                       3,867           3,908

Lease and other security deposits              1,532           3,082
                                            ________        ________

    Total assets                            $ 78,335        $ 79,100
                                            ========        ========


See Notes to Condensed Consolidated Financial Statements.
                  JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands, except share data)
                                (Concluded)



                                          September 30,     June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY          1998            1998
____________________________________      _____________     ________

Current liabilities:
  Accounts payable                         $  1,545         $  1,434
  Other current liabilities                   3,101            3,508
                                           ________         ________
      Total current liabilities               4,646            4,942

Deferred rent                                 2,427            2,377
Deferred income tax                             922              849
Other liabilities                                                 61
                                           ________         ________
      Total liabilities                       7,995            8,229
                                           ________         ________

Commitments and contingencies

Stockholders' equity:
  Preferred stock - authorized
    1,000,000 shares of $1 par value;
    none issued
  Common stock - authorized
    30,000,000 shares of $.01 par
    value; 9,860,252 and 9,854,327
    shares issued                                99               99
  Additional paid-in capital                 66,443           66,376
  Retained earnings                          17,574           16,466
  Less 1,243,572 and 1,080,372 shares of
    common stock in treasury, at cost       (13,776)         (12,070)
                                           ________         ________
      Total stockholders' equity             70,340           70,871
                                           ________         ________

      Total liabilities and
        stockholders' equity               $ 78,335         $ 79,100
                                           ========         ========




See Notes to Condensed Consolidated Financial Statements.
                  JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                (Dollars in thousands, except per share data)


                                           1998           1997
                                         _______        _______
Revenues:
  Route operations                       $21,685        $21,918
  Casino operations                          522            749
                                         _______        _______
      Totals                              22,207         22,667
                                         _______        _______

Costs and expenses:
  Route operations                        18,390         18,291
  Casino operations                          473            727
  Amortization                               286            276
  Depreciation                             1,010            868
  General and administrative                 870            925
                                         _______        _______
      Totals                              21,029         21,087
                                         _______        _______

Operating income                           1,178          1,580
                                         _______        _______

Other income:
  Interest and other income                  361            573
                                         _______        _______
      Totals                                 361            573
                                         _______        _______

Income before income tax                   1,539          2,153
                                         _______        _______

Provision for Federal income tax:
  Current                                    358            417
  Deferred                                    73            164
                                         _______        _______
      Totals                                 431            581
                                         _______        _______

Net income                               $ 1,108        $ 1,572
                                         =======        =======

Basic earnings per share                 $   .13        $   .17
                                         =======        =======

Dilutive earnings per share              $   .13        $   .17
                                         =======        =======

See Notes to Condensed Consolidated Financial Statements.

                  JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    THREE MONTHS ENDED SEPTEMBER 30, 1998
                      (Dollars and shares in thousands)


                                                  Treasury
            Common Stock  Additional               Stock           Total
            _____________  Paid-in   Retained ________________  Stockholders'
            Shares Amount  Capital   Earnings Shares    Amount    Equity
            ______ ______ __________ ________ ______  ________  ____________
Balance
  July 1,
  1998      9,854   $99    $66,376   $16,466  (1,080) $(12,070)   $70,871

Issuance of
  shares on
  exercise
  of stock
  options       6               67                                     67

Repurchases
  of common
  stock                                         (164)   (1,706)    (1,706)

Net income                             1,108                        1,108
            _____   ___    _______   _______  ______  ________    _______

Balance
  September
  30, 1998  9,860   $99    $66,443   $17,574  (1,244) $(13,776)   $70,340
            =====   ===    =======   =======  ======  ========    =======













See Notes to Condensed Consolidated Financial Statements.
                      JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                (Dollars in thousands)



                                                           1998       1997
                                                         _______    _______
Operating activities:
  Net income                                             $ 1,108    $ 1,572
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                        1,296      1,144
      Deferred Federal income tax                             73        164
      Increase (decrease) from changes in:
        Prepaid expenses and other current assets             (5)      (117)
        Other non-current assets                              76       (105)
        Accounts payable and other current liabilities      (106)       317
        Deferred rent and other liabilities                  (11)       306
                                                         _______    _______
          Net cash provided by operating activities        2,431      3,281
                                                         _______    _______

Investing activities:
  Net proceeds from location operators                        40         73
  Proceeds from sales of property and equipment               36          4
  Purchases of property and equipment                     (1,219)    (1,570)
  Increase in lease acquisition costs and other
    intangible assets                                       (100)       (21)
                                                         _______    _______
          Net cash used in investing activities           (1,243)    (1,514)
                                                         _______    _______

Financing activities:
  Proceeds from issuance of common stock                      67

  Repurchases of common stock                             (1,706)
                                                         _______    _______
          Net cash used in financing activities           (1,639)
                                                         _______    _______


Net (decrease) increase in cash and cash equivalents        (451)     1,767
Cash and cash equivalents at beginning of period          50,275     47,945
                                                         _______    _______
Cash and cash equivalents at end of period               $49,824    $49,712
                                                         =======    =======

Supplemental disclosures of cash flow data:
  Cash paid during the period for:
    Federal income tax                                   $   100    $   400


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

            In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly Jackpot's financial position as of September 30, 1998 and the results of its operations and cash flows for the three months ended September 30, 1998 and 1997. The earnings for the three months ended September 30, 1998 and 1997 are not necessarily indicative of results for a full year. Information included in the condensed consolidated balance sheet as of June 30, 1998 has been derived from Jackpot's Annual Report to the Securities and Exchange
            Commission on Form 10-K for the fiscal year ended June 30, 1998 (the "1998 Form 10-K"). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and disclosures included in the 1998 Form 10-K.

            In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS 131"), which is effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes additional standards for segment reporting in the financial statements. Management has begun its review of SFAS 131, however it has not made a final determination of the extent of the disclosures required by this statement.

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

Note 2 - Comprehensive income:
            In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which is effective for fiscal years beginning after December 15, 1997. SFAS 130 requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Jackpot adopted this statement on July 1, 1998. For the three months ended September 30, 1998 and 1997, Jackpot did not have any items of other comprehensive income. Comprehensive income for the three months ended September 30, 1998 and 1997 is the following (dollars in thousands):


                                              Three Months Ended
                                                 September 30,
                                              __________________
                                               1998         1997
                                              ______      ______

            Net income                        $1,108      $1,572
            Other comprehensive income           -           -
                                              ______      ______
            Comprehensive income              $1,108      $1,572
                                              ======      ======

Note 3 - Earnings per share:
            In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which is effective for periods, including interim periods, ending after December 15, 1997. As required by SFAS 128, Jackpot adopted this statement for the quarter ended December 31, 1997 and year ended June 30, 1998. SFAS 128establishes standards for computing and presenting earnings per share ("EPS"), including the replacement of the presentation of primary EPS with the presentation of basic EPS, as defined. All prior-period EPS data presented has been restated to conform to the provisions of the statement.

            Basic EPS for the three months ended September 30, 1998 and 1997 is computed by dividing net income by the weighted average number of common shares outstanding for the respective period. Diluted EPS for the three months ended September 30, 1998 and 1997 is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding for the respective period. Options to purchase common stock, whose exercise price was greater than the average market price for the respective period, have been excluded from the computation of diluted EPS. Such antidilutive options outstanding for the three months ended September 30, 1998 and 1997 were 262,000 and 501,000, respectively. The following is the amount of income and number of shares used in the basic and diluted EPS computations (dollars and shares in thousands, except per share data):

                                                            Three Months Ended
                                                                September 30,
                                                            __________________
                                                            1998         1997
                                                            ______      ______

            Basic earnings per share:
              Earnings:
                Income available to common
                  stockholders                              $1,108      $1,572
                                                            ======      ======
              Shares:
                Weighted average number of common
                  shares outstanding                         8,714       9,082
                                                            ======      ======

            Basic earnings per share                        $  .13      $  .17
                                                            ======      ======

            Diluted earnings per share:
              Earnings:
                Income available to common stockholders     $1,108      $1,572
                Effect of dilutive securities                  -           -
                                                            ______      ______
                Income, as adjusted                         $1,108      $1,572
                                                            ======      ======
              Shares:
                Weighted average number of common
                  shares outstanding                         8,714       9,082
                Common shares issuable upon assumed
                  exercise of dilutive stock options         1,509       1,497
                Less common shares assumed to be
                  repurchased by application of the
                  treasury stock method to the proceeds
                  using the average market price for the
                  period                                     1,379       1,367
                                                            ______      ______
                Weighted average number of common shares
                  and common share equivalents outstanding   8,844       9,212
                                                            ======      ======

            Diluted earnings per share                      $  .13      $  .17
                                                            ======      ======

Note 4 - Stockholders' equity:
          The 1992 Incentive and Non-qualified Stock Option Plan:
            On September 30, 1998, the exercise price of the June 30, 1998 grant of nonqualified stock options to purchase an aggregate of 110,000 shares of common stock (27,500 each to four directors) was vested at $9.94 per share, the fair market value of the stock on that date, pursuant to the terms of the 1992 Incentive and Non-qualified Stock Option Plan (the "1992 Plan"). See
            Note 6 of Notes to Consolidated Financial Statements in the 1998 Form 10-K for further information regarding the 1992 Plan and option grants.



          Common stock in treasury:
            Jackpot purchased 163,200 shares of its common stock at the market price on the date of purchase for a total cost of approximately $1,706,000 during the three months ended September 30, 1998.

Note 5 - Subsequent event:
            In October 1998, Jackpot and CRC Holdings, Inc., operating as Carnival Resorts & Casinos ("CRC"), a privately owned company, signed a non-binding letter of intent to merge the companies. Such proposed transaction is subject to the completion of a definitive agreement between the parties and regulatory and other approvals. The proposed transaction contemplates that Jackpot will acquire all the issued and outstanding common stock of CRC in exchange for approximately 6.5 million shares of Jackpot's common stock, subject to a reduction in such shares under certain conditions. No assurance can be given that the proposed transaction will be consummated or that it will be consummated on the terms described herein.

Item 2.  Management's Discussion and Analysis of Financial
         _________________________________________________
           Condition and Results of Operations
           ___________________________________

Capital Resources and Liquidity
_______________________________

     Cash Flows:

     Jackpot's principal sources of cash for the three months ended September 30, 1998 (the "1998 three months"), consisted of the cash flows from operating activities and its available cash and cash equivalents which, at June 30, 1998, was $50.3 million and at September 30, 1998 was $49.8 million. Net cash provided by operating activities for the 1998 three months decreased $.9 million, from $3.3 million for the three months ended September 30, 1997 (the "1997 three months") to $2.4 million for the 1998 three months. The decrease of $.9 million was principally due to a decline in the gaming machine route operations ("route operations") operating margin of $.3 million, from $3.6 million for the 1997 three months to $3.3 million for the 1998 three months, and to a decline in other income of $.2 million.

     Net cash used in investing activities for the 1998 three months decreased $.3 million, from $1.5 million for the 1997 three months to $1.2 million for the 1998 three months. Such decrease was primarily due to a reduction of $.4 million for purchases of property and equipment during the 1998 three months.

     Net cash used in financing activities for the 1998 three months was $1.6 million, and resulted from payments for repurchases of common stock of $1.7 million, net of proceeds of $.1 million from the issuance of common stock upon the exercise of stock options.

     Liquidity:

     During the 1998 three months, Jackpot's cash and cash equivalents decreased $.5 million primarily as a result of the activities described above, while working capital remained constant at approximately $49 million.

     On October 29, 1996, Jackpot's Board of Directors authorized management to repurchase up to 500,000 shares of Jackpot's common stock at prevailing market prices. Subsequently, on January 22, 1998, such authorization was increased from 500,000 to 1,000,000 shares. From October 29, 1996 through September 30, 1998, Jackpot repurchased 785,385 shares of common stock at a cost of approximately $8.5 million.

     In October 1998, Jackpot and CRC Holdings, Inc., operating as Carnival Resorts & Casinos ("CRC"), a privately owned company, signed a non-binding letter of intent to merge the companies. Such proposed transaction is subject to the completion of a definitive agreement between the parties and regulatory and other approvals. The proposed transaction contemplates that Jackpot will acquire all the issued and outstanding common stock of CRC in exchange for approximately 6.5 million shares of Jackpot's common stock, subject to a reduction in such shares under certain conditions. No assurance can be given that the proposed transaction will be consummated or that it will be consummated on the terms described herein.

     Management believes Jackpot's working capital and cash provided by operations will be sufficient to enable Jackpot to meet its planned capital expenditures and other cash requirements for the remainder of the year ending June 30, 1999 ("fiscal 1999"). With respect to planned capital expenditures, management anticipates Jackpot will purchase approximately $7.1 million of property and equipment, exclusive of business acquisitions, if any, in the remainder of fiscal 1999 to be used in existing and currently planned new locations.

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

Results of Operations
_____________________

     Revenues:

     Total revenues decreased $.4 million, from $22.6 million for the 1997 three months to $22.2 million for the 1998 three months. The decrease of $.4 million was the net result of a decrease of $.2 million (from $21.9 million for the 1997 three months to $21.7 million for the 1998 three months) in route operations revenues and a decrease of $.2 million (from $.7 million for the 1997 three months to $.5 million for the 1998 three months) in casino operations revenues.

     While Jackpot generated additional route operations revenues from new locations of $1.1 million, such amount was not sufficient to offset lost route operations revenues from terminated locations of $.8 million and the decrease in route operations revenues at existing locations of $.5 million. As a result, route operations revenues for the 1998 three months decreased $.2 million.

     Route operations revenues attributable to fixed payment leases and revenue sharing contracts for the three months ended September 30, 1998 and 1997 are summarized below (dollars in thousands):

                                        1998                  1997
                                  ___________________   ___________________
                                           Percent               Percent
                                           of route              of route
                                           operations            operations
                                  Amount   revenues     Amount   revenues
                                  _______  __________   _______  __________

Route operations:
  Fixed payment leases            $16,310    75.2%      $16,444    75.0%
  Revenue sharing contracts         5,375    24.8         5,474    25.0
                                  _______   _____       _______   _____
       Totals                     $21,685   100.0%      $21,918   100.0%
                                  =======   =====       =======   =====

     Costs and expenses:

     Route operations expenses increased $.1 million (from $18.3 million for the 1997 three months to $18.4 million for the 1998 three months) and, as a percentage of route operations revenues, increased to 84.8% for the 1998 three months from 83.5% for the 1997 three months. Such increases were principally attributable to an increase in location rent. With respect to location rent, which is the single largest route operations expense, Jackpot entered into an agreement for a long-term extension with one of its largest retail chain store customers in September 1998. Pursuant to the terms of the new agreement, which will become effective July 1, 1999, rent expense will increase significantly over the previous agreement. Such increase could adversely affect the Company's results of operations for the year ending June 30, 2000. For a further description of the Company's lease and license agreements, see Item 1 - Business - Gaming Machine Route Operations and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview in the 1998 Form 10-K.

     The increase in route operations expenses of $.1 million primarily resulted from a combination of an increase of $.4 million in location rent, which consisted principally of location rent for new locations of existing chain store customers, net of an overall decrease of $.3 million in other route operations expenses.

     General and administrative expense and amortization expense for the 1998 three months, compared to the 1997 three months, remained constant at $.9 million and $.3 million, respectively, while depreciation expense increased $.2 million, from $.8 million for the 1997 three months to $1.0 million for the 1998 three months. The increase in depreciation expense was principally attributable to new gaming machines purchased during the year ended June 30, 1998.

     Other income:

     Other income decreased approximately $.2 million, from $.6 million for the 1997 three months to $.4 million for the 1998 three months. The decrease was principally due to a reduction of approximately $.2 million, which was earned from certain nonrecurring transactions in the 1997 three months.



     Federal income tax:

     The effective tax rate for the 1998 three months was 28%, which was lower than the Federal statutory rate of 35%, primarily because of the tax benefits realized from tax-exempt interest income. Such rate approximated the effective tax rate for the 1997 three months.

     General:

     Operating income decreased $.4 million, from $1.6 million for the 1997 three months to $1.2 million for the 1998 three months. The decrease in operating income resulted from the combination of a decrease in the route operations operating margin of $.3 million, the increase in depreciation expense of $.2 million mentioned above, net of an overall decrease in other operating expenses of $.1 million. The decrease in the route operations operating margin of $.3 million (from $3.6 million for the 1997 three months to $3.3 million for the 1998 three months) was principally due to the decrease in route operations revenues previously described.

     Principally as a result of a highly competitive environment, which management believes Jackpot will continue to face during the remainder of fiscal 1999, revenues and net income declined in the 1998 three months compared to the 1997 three months. Net income decreased $.5 million, from $1.6 million for the 1997 three months to $1.1 million for the 1998 three months, and basic and diluted earnings per share for the 1998 three months was $.13 versus $.17 per share for the 1997 three months.

Year 2000
_________

     In the past, many computer software programs were written using two digits rather than four to define the applicable year. As a result, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This situation is generally referred to as the "Year 2000 Problem". If this situation occurs, the potential exists for computer system failures or miscalculations by computer programs, which could disrupt operations.

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

     Planning for the Year 2000 Problem, including contingency planning, is significantly complete and will be revised, if necessary. All costs related to the Year 2000 Problem are expensed as incurred, while the cost of new hardware is capitalized and amortized over its expected useful life. The costs associated with Year 2000 compliance have not been and are not anticipated to be material to the Company's financial position or results of operations. As of September 30, 1998, the Company has incurred costs of approximately $35,000 (primarily for internal labor) related to the system applications and anticipates spending an additional $145,000 to become Year 2000 compliant. The estimated completion date and remaining costs are based upon management's best estimates, as well as third party modification plans and other factors. However, there can be no guarantee that such estimates will occur and actual results could differ.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk
         _________________________________________________________

     For the three months ended September 30, 1998, there were no changes to the information incorporated by reference in Item 7A of the 1998 Form 10-K.


                           PART II.  OTHER INFORMATION
                                     _________________

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits:

         27.1 - Financial Data Schedule - three months ended September 30,
                1998.
         27.2 - Restated Financial Data Schedule - twelve months ended June 30, 1997.
         27.3 - Restated Financial Data Schedule - six months ended December 31, 1996.
         27.4 - Restated Financial Data Schedule - twelve months ended June 30, 1996.

   (b) Reports on Form 8-K - No Form 8-K was filed for the three months ended September 30, 1998.

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

Date:  November 12, 1998