Form 10-Q
period 1998-12-31
JACKPOT ENTERPRISES INC
filed 1999-02-16
CIK 351903

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                   FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998

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

                                          Yes   x        No
                                               ___           ___

There were 8,616,680 shares of the registrant's common stock outstanding as of February 5, 1999.
                  JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                                     INDEX


Part I.   Financial Information

Item 1.   Financial Statements
            Condensed Consolidated Balance Sheets -
              December 31, 1998 and June 30, 1998 (Unaudited)
            Condensed Consolidated Statements of Income -
              Three and Six Months Ended December 31, 1998 and 1997
              (Unaudited)
            Condensed Consolidated Statement of Stockholders'
              Equity - Six Months Ended December 31, 1998 (Unaudited)
            Condensed Consolidated Statements of Cash Flows -
              Six Months Ended December 31, 1998 and 1997 (Unaudited)
            Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosure About Market Risk


Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K

                    JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)


                                              December 31,      June 30,
        ASSETS                                   1998             1998
        ______                                ____________      ________
Current assets:
  Cash and cash equivalents                     $ 50,557        $ 50,275
  Prepaid expenses                                 1,331           1,594
  Other current assets                             3,249           2,225
                                                ________        ________
    Total current assets                          55,137          54,094
                                                ________        ________
Property and equipment, at cost:
  Land and buildings                               1,535           1,535
  Gaming equipment                                28,203          28,988
  Other equipment                                  4,488           4,758
  Leasehold improvements                             357             354
                                                ________        ________
                                                  34,583          35,635
  Less accumulated depreciation                  (19,972)        (19,850)
                                                ________        ________
                                                  14,611          15,785
Lease acquisition costs and other
  intangible assets, net of
  accumulated amortization of
  $5,088 and $4,607                                3,458           2,231

Goodwill, net of accumulated
  amortization of $2,796 and
  $2,713                                           3,825           3,908

Lease and other security deposits                  1,532           3,082

Other non-current assets                             309
                                                ________        ________

    Total assets                                $ 78,872        $ 79,100
                                                ========        ========

See Notes to Condensed Consolidated Financial Statements.
                   JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands, except share data)
                                   (Concluded)
                                   (Unaudited)

                                               December 31,      June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY               1998            1998
____________________________________           ____________      ________
Current liabilities:
  Accounts payable                              $    972         $  1,434
  Other current liabilities                        2,778            3,508
                                                ________         ________
      Total current liabilities                    3,750            4,942

Deferred rent                                      2,443            2,377
Deferred income tax                                  949              849
Other liabilities                                                      61
                                                ________         ________
      Total liabilities                            7,142            8,229
                                                ________         ________

Commitments and contingencies

Stockholders' equity:
  Preferred stock - authorized
    1,000,000 shares of $1 par value;
    none issued
  Common stock - authorized
    30,000,000 shares of $.01 par
    value; 9,860,252 and 9,854,327
    shares issued                                     99               99
  Additional paid-in capital                      66,443           66,376
  Retained earnings                               18,964           16,466
  Less 1,243,572 and 1,080,372 shares of
    common stock in treasury, at cost            (13,776)         (12,070)
                                                ________         ________
      Total stockholders' equity                  71,730           70,871
                                                ________         ________
      Total liabilities and
        stockholders' equity                    $ 78,872         $ 79,100
                                                ========         ========


See Notes to Condensed Consolidated Financial Statements.
                   JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              THREE AND SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
                  (Dollars in thousands, except per share data)
                                  (Unaudited)

                                       Three Months Ended     Six Months Ended
                                          December 31,           December 31,
                                       __________________     ________________
                                        1998        1997       1998      1997
                                       _______    _______     _______  _______
Revenues:
  Route operations                     $23,256    $22,949     $44,941  $44,867
  Casino operations                        491        661       1,013    1,410
                                       _______    _______     _______  _______
      Totals                            23,747     23,610      45,954   46,277
                                       _______    _______     _______  _______
Costs and expenses:
  Route operations                      19,389     18,612      37,779   36,903
  Casino operations                        505        691         978    1,418
  Amortization                             292        286         578      562
  Depreciation                           1,061        897       2,071    1,765
  General and administrative               927        961       1,797    1,886
                                       _______    _______     _______  _______
      Totals                            22,174     21,447      43,203   42,534
                                       _______    _______     _______  _______

Operating income                         1,573      2,163       2,751    3,743
                                       _______    _______     _______  _______
Other income:
  Interest and other income                357        452         718    1,025
                                       _______    _______     _______  _______
      Totals                               357        452         718    1,025
                                       _______    _______     _______  _______
Income before income tax                 1,930      2,615       3,469    4,768
                                       _______    _______     _______  _______

Provision (credit) for Federal
  income tax:
  Current                                  513        826         871    1,243
  Deferred                                  27       (120)        100       44
                                       _______   ________     _______  _______
      Totals                               540        706         971    1,287
                                       _______    _______     _______  _______

Net income                             $ 1,390    $ 1,909     $ 2,498  $ 3,481
                                       =======    =======     =======  =======

Basic earnings per share               $   .16    $   .21     $   .29  $   .38
                                       =======    =======     =======  =======

Diluted earnings per share             $   .16    $   .21     $   .29  $   .38
                                       =======    =======     =======  =======

See Notes to Condensed Consolidated Financial Statements.
                    JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       SIX MONTHS ENDED DECEMBER 31, 1998
                        (Dollars and shares in thousands)
                                   (Unaudited)


                                                     Treasury
            Common Stock   Additional                 Stock           Total
            _____________   Paid-in    Retained   ________________ Stockholders'
            Shares Amount   Capital    Earnings   Shares   Amount     Equity
            ______ ______ ___________ _________   ______  ________ _____________

Balance
July 1,
1998         9,854   $99     $66,376    $16,466   (1,080) $(12,070)    $70,871

Issuance
of shares
on
exercise
of stock
options          6                67                                        67

Repurchases
of common
stock                                               (164)   (1,706)     (1,706)

Net income                                2,498                          2,498
             _____   ___     _______    _______   ______  ________     _______
Balance
December
31, 1998     9,860   $99     $66,443    $18,964   (1,244) $(13,776)    $71,730
             =====   ===     =======    =======   ======  ========     =======

















See Notes to Condensed Consolidated Financial Statements.
                   JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
                             (Dollars in thousands)
                                    (Unaudited)


                                                               1998     1997
                                                             _______  _______
Operating activities:
  Net income                                                 $ 2,498  $ 3,481
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                            2,649    2,327
      Deferred income tax                                        100       44
      Increase (decrease) from changes in:
        Prepaid expenses and other current assets                863     (350)
        Other non-current assets                                 171     (125)
        Accounts payable and other current liabilities          (722)     (30)
        Deferred rent and other liabilities                        5      351
                                                             _______  _______
          Net cash provided by operating activities            5,564    5,698
                                                             _______  _______
Investing activities:
  Net proceeds from location operators                           (10)     100
  Proceeds from sales of property and equipment                   58      201
  Purchases of property and equipment                         (3,401)  (4,085)
  Increase in lease acquisition costs and other
    intangible and non-current assets                           (290)     (42)
                                                             _______  _______
          Net cash used in investing activities               (3,643)  (3,826)
                                                             _______  _______

Financing activities:
  Proceeds from issuance of common stock                          67
  Repurchases of common stock                                 (1,706)    (782)
                                                             _______  _______
          Net cash used in financing activities               (1,639)    (782)
                                                             _______  _______

Net increase in cash and cash equivalents                        282    1,090
Cash and cash equivalents at beginning of period              50,275   47,945
                                                             _______  _______
Cash and cash equivalents at end of period                   $50,557  $49,035
                                                             =======  =======

Supplemental disclosures of cash flow data:
  Cash paid during the period for:
    Federal income tax                                       $   400  $ 1,400



See Notes to Condensed Consolidated Financial Statements.
                   JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

             In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly Jackpot's financial position as of December 31, 1998 and the results of its operations for the three and six months ended December 31, 1998 and 1997 and its cash flows for the six months ended December 31, 1998 and 1997. The earnings for the three and six months ended December 31, 1998 and 1997 are not necessarily indicative of results for a full year. Information included in the condensed consolidated balance sheet as of June 30, 1998 has been derived from Jackpot's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended June 30, 1998 (the "1998 Form 10-K"). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and disclosures included in the 1998 Form 10-K.

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

             In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for fiscal years beginning after June 15, 1999. SFAS 133 establishes additional accounting and reporting standards for derivative instruments and hedging activities. Presently, Jackpot does not have any derivative instruments, nor does the Company participate in hedging activities. Accordingly, SFAS 133 is not expected to have a significant effect on the results of operations or related disclosures.

             In April 1998, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities". This standard provides guidance on the financial reporting for start-up costs and organization costs. This standard requires costs of start-up activities and organization costs to be expensed as incurred, and is effective for fiscal years beginning after December 15, 1998, although earlier application is encouraged. Upon adoption, this statement will not have a significant effect on Jackpot's results of operations or its financial position.

Note 2 - Comprehensive income:
             In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which is effective for fiscal years beginning after December 15, 1997. SFAS 130 requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Jackpot adopted this statement on July 1, 1998. For the three and six months ended December 31, 1998 and 1997, Jackpot did not have any items of other comprehensive income. Comprehensive income for the three and six months ended December 31, 1998 and 1997 is the following (dollars in thousands):

                                                  Three Months    Six Months
                                                      Ended         Ended
                                                  December 31,   December 31,
                                                  _____________  _____________
                                                   1998   1997    1998   1997
                                                  ______ ______  ______ ______

             Net income                           $1,390 $1,909  $2,498 $3,481
             Other comprehensive income              -      -       -      -
                                                  ______ ______  ______ ______
             Comprehensive income                 $1,390 $1,909  $2,498 $3,481
                                                  ====== ======  ====== ======


Note 3 - Earnings per share:
             Basic earnings per share ("Basic EPS") for the three and six months ended December 31, 1998 and 1997 is computed by dividing net income by the weighted average number of common shares outstanding for the respective period. Diluted earnings per share ("Diluted EPS") for the three and six months ended December 31, 1998 and 1997 is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding for the respective period. Options to purchase common stock, whose exercise price was greater than the average market price for the respective period, have been excluded from the Diluted EPS computations. Such antidilutive options outstanding for the three months ended December 31, 1998 and 1997 were 707,000 and 137,000, respectively, and for the six months ended December 31, 1998 and 1997 were 495,000 and 445,000, respectively. The following is the amount of income and number of shares used in the Basic and Diluted EPS computations (dollars and shares in thousands, except per share data):

                                           Three Months Ended  Six Months Ended
                                              December 31,        December 31,
                                           __________________  ________________
                                             1998      1997     1998      1997
                                           ______     ______   ______    ______
Basic earnings per share:
  Earnings:
    Income available to common
      stockholders                         $1,390     $1,909   $2,498    $3,481
                                           ======     ======   ======    ======
  Shares:
    Weighted average number of common
      shares outstanding                    8,617      9,072    8,665     9,077
                                           ======     ======   ======    ======

Basic earnings per share                   $  .16     $  .21   $  .29    $  .38
                                           ======     ======   ======    ======

Diluted earnings per share:
  Earnings:
    Income available to common
      stockholders                         $1,390     $1,909   $2,498    $3,481
    Effect of dilutive securities              -         -         -        -
                                           ______     ______   ______    ______
    Income, as adjusted                    $1,390     $1,909   $2,498    $3,481
                                           ======     ======   ======    ======
  Shares:
    Weighted average number of common
      shares outstanding                    8,617      9,072    8,665     9,077
    Common shares issuable upon assumed
      exercise of dilutive stock options    1,047      1,738    1,268     1,492
    Less common shares assumed to be
      repurchased by application of the
      treasury stock method to the proceeds
      using the average market price for
      the period                             (999)    (1,554)  (1,179)   (1,336)
                                           ______     ______   ______    ______
    Weighted average number of common
      shares and common share equivalents
      outstanding                           8,665      9,256    8,754     9,233
                                           ======     ======   ======    ======

Diluted earnings per share                 $  .16     $  .21   $  .29    $  .38
                                           ======     ======   ======    ======

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

           Common stock in treasury:
             Jackpot purchased 163,200 shares of its common stock at the market price on the date of purchase for a total cost of approximately $1,706,000 during the six months ended December 31, 1998.

Note 5 - Letter of intent:
             On October 28, 1998, Jackpot and CRC Holdings, Inc., operating as Carnival Resorts & Casinos ("CRC"), a privately owned company, signed a non-binding letter of intent to merge the companies. Such proposed transaction is subject to the completion of a definitive agreement between the parties and regulatory and other approvals. The proposed transaction, which is still in negotiation, contemplates that Jackpot will acquire all the issued and outstanding common stock of CRC in exchange for approximately
             3.5 million shares of Jackpot's common stock, the assumption of approximately $13 million of notes held by CRC stockholders and the issuance of a promissory note in the principal amount of approximately $13 million, subject to a reduction in such consideration under certain conditions. No assurance can be given that the proposed transaction will be consummated or that it will be consummated on the terms described herein.

Note 6 - Subsequent event:
             On February 8, 1999, Jackpot and Players International, Inc. ("Players") entered into a definitive agreement and plan of merger (the "Players Agreement"). Pursuant to the terms of the Players Agreement, Jackpot will acquire Players for $8.25 per share, consisting of $6.75 per share in cash and $1.50 in Jackpot's common stock for each share of Players outstanding common stock. The completion of the merger is subject to a number of conditions, including approval by the stockholders of both companies, receipt of all the necessary regulatory and various approvals, and the financing of the transaction.

Item 2.  Management's Discussion and Analysis of Financial
         _________________________________________________
           Condition and Results of Operations
           ___________________________________

Capital Resources and Liquidity
_______________________________

     Cash Flows:

     Jackpot's principal sources of cash for the six months ended December 31, 1998 (the "1998 six months"), consisted of the cash flows from operating activities and its available cash and cash equivalents which, at June 30, 1998, was $50.3 million and at December 31, 1998 was $50.6 million. Net cash provided by operating activities for the 1998 six months was $5.6 million compared to $5.7 million for the six months ended December 31, 1997 (the "1997 six months").


     Net cash used in investing activities for the 1998 six months was $3.6 million, and resulted primarily from payments of $3.4 million for purchases of property and equipment and $.3 million for lease acquisition costs and other intangible and non-current assets.

     Net cash used in financing activities for the 1998 six months was $1.6 million, and resulted from payments for repurchases of common stock of $1.7 million, net of proceeds of $.1 million from the issuance of common stock upon the exercise of stock options.

     Liquidity:

     During the 1998 six months, Jackpot's cash and cash equivalents increased $.3 million primarily as a result of the activities described above, while working capital increased $2.2 million, from $49.2 million at June 30, 1998 to $51.4 million at December 31, 1998.

     On October 29, 1996, Jackpot's Board of Directors authorized management to repurchase up to 500,000 shares of Jackpot's common stock at prevailing market prices. Subsequently, on January 22, 1998, such authorization was increased from 500,000 to 1,000,000 shares. From October 29, 1996 through December 31, 1998, Jackpot repurchased 785,385 shares of common stock at a cost of approximately $8.5 million.

     Management believes Jackpot's working capital and cash provided by operations will be sufficient to enable Jackpot to meet its planned capital expenditures and other cash requirements for the remainder of the year ending June 30, 1999 ("fiscal 1999"). With respect to planned capital expenditures, management anticipates Jackpot will purchase approximately $4.7 million of property and equipment, exclusive of business acquisitions, if any, in the remainder of fiscal 1999 to be used in existing and currently planned new locations.

     On October 28, 1998, Jackpot and CRC Holdings, Inc., operating as Carnival Resorts & Casinos ("CRC"), a privately owned company, signed a non-binding letter of intent to merge the companies. Such proposed transaction is subject to the completion of a definitive agreement between the parties and regulatory and other approvals. The proposed transaction, which is still in negotiation, contemplates that Jackpot will acquire all the issued and outstanding common stock of CRC in exchange for approximately 3.5 million shares of Jackpot's common stock, the assumption of approximately $13 million of notes held by CRC stockholders and the issuance of a promissory note in the principal amount of approximately $13 million, subject to a reduction in such consideration under certain conditions. No assurance can be given that the proposed transaction will be consummated or that it will be consummated on the terms described herein.

     On February 8, 1999, Jackpot and Players International, Inc. ("Players") entered into a definitive agreement and plan of merger (the "Players Agreement"). Pursuant to the terms of the Players Agreement, Jackpot will acquire Players for $8.25 per share, consisting of $6.75 per share in cash and $1.50 in Jackpot's common stock for each share of Players outstanding common stock. The completion of the merger is subject to a number of conditions, including approval by the stockholders of both companies, receipt of all the necessary regulatory and various approvals, and the financing of the transaction.

     Jackpot continues to explore gaming acquisition opportunities. With respect to the Players Agreement, management intends to obtain financing through bank borrowings and long-term debt, and believes the proceeds received from such financings, along with Jackpot's available working capital and cash provided by operations will be sufficient to enable Jackpot to finance this transaction. However, no assurance can be given that Jackpot will obtain the necessary financing or that such transaction will be successfully consummated.

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

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for fiscal years beginning after June 15, 1999. SFAS 133 establishes additional accounting and reporting standards for derivative instruments and hedging activities. Presently, Jackpot does not have any derivative instruments, nor does the Company participate in hedging activities. Accordingly, SFAS 133 is not expected to have a significant effect on the results of operations or related disclosures.

     In April 1998, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities". This standard provides guidance on the financial reporting for start-up costs and organization costs. This standard requires costs of start-up activities and organization costs to be expensed as incurred, and is effective for fiscal years beginning after December 15, 1998, although earlier application is encouraged. Upon adoption, this statement will not have a significant effect on Jackpot's results of operations or its financial position.

Results of Operations
_____________________

     Revenues:

     Total revenues for the three months ended December 31, 1998 (the "1998 three months") increased $.1 million, from $23.6 million for the three months ended December 31, 1997 (the "1997 three months") to $23.7 million for the 1998 three months, while total revenues for the 1998 six months decreased $.3 million, from $46.3 million for the 1997 six months to $46.0 million for the 1998 six months. The increase in total revenues of $.1 million for the 1998 three months was the net result of an increase of $.3 million (from $22.9 million for the 1997 three months to $23.2 million for the 1998 three months) in gaming machine route operations ("route operations") revenues and a decrease of $.2 million (from $.7 million for the 1997 three months to $.5 million for the 1998 three months) in casino operations revenues. The decrease in total revenues of $.3 million for the 1998 six months was the net result of an increase of $.1 million (from $44.9 million for the 1997 six months to $45.0 million for the 1998 six months) in route operations revenues and a decrease of $.4 million (from $1.4 million for the 1997 six months to $1.0 million for the 1998 six months) in casino operations revenues.

     The increases in route operations revenues for the 1998 three months and 1998 six months of $.3 million and $.1 million, respectively, resulted from a combination of additional revenues generated from new locations, net of lost revenues from terminated locations and decreases in revenues at existing locations. New locations generated revenues of $1.2 million and $2.3 million, while revenues at existing locations decreased $.2 million and $.6 million for the 1998 three months and 1998 six months, respectively. Terminated locations had generated revenues of $.7 million and $1.6 million for the 1997 three months and 1997 six months, respectively.

     Route operations revenues attributable to fixed payment leases and revenue sharing contracts for the three and six months ended December 31, 1998 and 1997 are summarized below (dollars in thousands):


                                        Three Months Ended December 31,
                                     _____________________________________
                                            1998              1997
                                     __________________ __________________

                                             Percent            Percent
                                             of route           of route
                                             operations         operations
                                      Amount revenues    Amount revenues
                                     _______ __________ _______ __________
Route operations:
  Fixed payment leases               $17,629    75.8%   $16,939   73.8%
  Revenue sharing contracts            5,627    24.2      6,010   26.2
                                     _______   _____    _______  _____
    Totals                           $23,256   100.0%   $22,949  100.0%
                                     =======   =====    =======  =====


                                         Six Months Ended December 31,
                                     _____________________________________
                                            1998              1997
                                     __________________ __________________

                                             Percent            Percent
                                             of route           of route
                                             operations         operations
                                      Amount revenues    Amount revenues
                                     _______ __________ _______ __________
Route operations:
  Fixed payment leases               $33,939    75.5%   $33,383   74.4%
  Revenue sharing contracts           11,002    24.5     11,484   25.6
                                     _______   _____    _______  _____
    Totals                           $44,941   100.0%   $44,867  100.0%
                                     =======   =====    =======  =====

     Costs and expenses:

     Route operations expenses for the 1998 three months and 1998 six months increased $.8 million (from $18.6 million for the 1997 three months to $19.4 million for the 1998 three months) and $.9 million (from $36.9 million for the 1997 six months to $37.8 million for the 1998 six months) and, as a percentage of route operations revenues, increased to 83.4% and 84.1% for the 1998 three months and 1998 six months, respectively, from 81.1% and 82.2% for the 1997 three months and 1997 six months, respectively. The increase in route operations expenses of $.8 million for the 1998 three months resulted primarily from a combination of an increase of $.5 million in location rent, which consisted principally of location rent for new locations of existing chain store customers, and from increases in payroll costs and other route operations expenses of $.1 million and $.2 million, respectively. The increase in route operations expenses of $.9 million for the 1998 six months resulted primarily from an increase in location rent for new locations of existing chain store customers.

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

     Amortization expense for the 1998 three months and 1998 six months, compared to the 1997 three months and 1997 six months, remained constant at $.3 million and $.6 million, respectively, while depreciation expense for the 1998 three months and 1998 six months increased $.2 million (from $.9 million for the 1997 three months to $1.1 million for the 1998 three months) and $.3 million (from $1.8 million for the 1997 six months to $2.1 million for the 1998 six months). The increase in depreciation expense for the 1998 three months and the 1998 six months was principally attributable to new gaming machines purchased during the year ended June 30, 1998.

     General and administrative expense in each of the 1998 three months and 1998 six months decreased $.1 million, from $1.0 million for the 1997 three months to $.9 million for the 1998 three months, and from $1.9 million for the 1997 six months to $1.8 million for the 1998 six months.

     Other income:

     Other income for the 1998 three months and 1998 six months decreased $.1 million (from $.5 million for the 1997 three months to $.4 million for the 1998 three months) and $.3 million (from $1.0 million for the 1997 six months to $.7 million for the 1998 six months). Such decreases resulted primarily from reductions in other income earned from nonrecurring transactions.

     Federal income tax:

     The effective tax rate for the 1998 three months and 1998 six months was 28%. Such rate, which approximated the effective tax rate for the 1997 three months and 1997 six months, was lower than the Federal Statutory rate of 35% primarily because of the tax benefits realized from tax-exempt interest income.

     General:

     Operating income for the 1998 three months and 1998 six months decreased $.6 million (from $2.2 million for the 1997 three months to $1.6 million for the 1998 three months) and $1.0 million (from $3.7 million for the 1997 six months to $2.7 million for the 1998 six months). The decreases in operating income resulted from the combination of decreases in the route operations operating margin of $.5 million and $.8 million, respectively, increases in depreciation expense of $.2 million and $.3 million, respectively, mentioned above, and a decrease in all other operating expenses of $.1 million in each of the 1998 three months and 1998 six months.

     The declines in the route operations operating margin of $.5 million (from $4.3 million for the 1997 six months to $3.8 million for the 1998 six months) and $.8 million (from $8.0 million for the 1997 six months to $7.2 million for the 1998 six months) were due principally to the decreases in route operations revenues at existing locations previously described, and to the operating results of new locations.

     Principally as a result of a highly competitive environment, which management believes Jackpot will continue to face during the remainder of fiscal 1999, net income and earnings per share declined in the 1998 three months and 1998 six months compared to the 1997 three months and 1997 six months. Net income decreased $.5 million (from $1.9 million for the 1997 three months to $1.4 million for the 1998 three months) and $1.0 million (from $3.5 million for the 1997 six months to $2.5 million for the 1998 six months). Basic and diluted earnings per share for the 1998 three months and 1998 six months was $.16 and $.29, respectively, versus $.21 and $.38 per share for the 1997 three months and 1997 six months.

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

     Planning for the Year 2000 Problem, including contingency planning, is significantly complete and will be revised, if necessary. All costs related to the Year 2000 Problem are expensed as incurred, while the cost of new hardware is capitalized and depreciated over its expected useful life. The costs associated with Year 2000 compliance have not been and are not anticipated to be material to the Company's financial position or results of operations. As of December 31, 1998, the Company has incurred costs of approximately $70,000 (primarily for internal labor) related to the system applications and anticipates spending an additional $110,000 to become Year 2000 compliant. The estimated completion date and remaining costs are based upon management's best estimates, as well as third party modification plans and other factors.
However, there can be no guarantee that such estimates will occur and actual results could differ.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk
         _________________________________________________________

     For the three and six months ended December 31, 1998, there were no changes to the information incorporated by reference in Item 7A of the 1998 Form 10-K.

                         PART II.  OTHER INFORMATION
                                   _________________

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits:

         27.1 -  Financial Data Schedule (EDGAR filing only).

    (b) Reports on Form 8-K - No Form 8-K was filed for the three months ended December 31, 1998.

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

Date: February 16, 1999