Form 10-Q
period 1999-03-31
JACKPOT ENTERPRISES INC
filed 1999-05-14
CIK 351903

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to___________________


Commission file no. 1-9728

                           JACKPOT ENTERPRISES, INC.
___________________________________________________________________________
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

                                     Yes   x        No
                                         _____         _____

There were 8,616,680 shares of the registrant's common stock outstanding as of May 7, 1999.

                   JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                                     INDEX


Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)
           Condensed Consolidated Balance Sheets -
              March 31, 1999 and June 30, 1998
           Condensed Consolidated Statements of Income -
              Three and Nine Months Ended March 31, 1999 and 1998
           Condensed Consolidated Statement of Stockholders'
              Equity - Nine Months Ended March 31, 1999
           Condensed Consolidated Statements of Cash Flows -
              Nine Months Ended March 31, 1999 and 1998
           Notes to Condensed Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosure About Market Risk


Part II. Other Information

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K
                   JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)
                                  (Unaudited)

                                                March 31,      June 30,
           ASSETS                                 1999           1998
           ______                               ________       ________
Current assets:
  Cash and cash equivalents                     $ 47,929       $ 50,275
  Short-term investments, at fair value            6,340
  Prepaid expenses                                 1,072          1,594
  Other current assets                             1,772          2,225
                                                ________       ________
    Total current assets                          57,113         54,094
                                                ________       ________

Property and equipment, at cost:
  Land and buildings                               1,535          1,535
  Gaming equipment                                29,276         28,988
  Other equipment                                  4,473          4,758
  Leasehold improvements                             360            354
                                                ________       ________
                                                  35,644         35,635
  Less accumulated depreciation                  (20,715)       (19,850)
                                                ________       ________
                                                  14,929         15,785

Lease acquisition costs and other
  intangible assets, net of
  accumulated amortization of
  $5,296 and $4,607                                3,307          2,231

Goodwill, net of accumulated
  amortization of $2,837 and $2,713                3,784          3,908

Lease and other security deposits                  1,540          3,082

Other non-current assets                           2,034
                                                ________       ________
    Total assets                                $ 82,707       $ 79,100
                                                ========       ========


See Notes to Condensed Consolidated Financial Statements.

                   JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)
                                  (Concluded)
                                  (Unaudited)

                                                March 31,      June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY              1999           1998
____________________________________            ________       ________
Current liabilities:
  Accounts payable                              $  2,290       $  1,434
  Other current liabilities                        3,711          3,508
                                                ________       ________
      Total current liabilities                    6,001          4,942


Deferred rent                                      2,488          2,377
Deferred income tax                                  517            849
Other liabilities                                                    61
                                                ________       ________
      Total liabilities                            9,006          8,229
                                                ________       ________

Commitments and contingencies

Stockholders' equity:
  Preferred stock - authorized
    1,000,000 shares of $1 par value;
    none issued
  Common stock - authorized
    30,000,000 shares of $.01 par
    value; 9,860,252 and 9,854,327
    shares issued                                     99             99
  Additional paid-in capital                      66,465         66,376
  Retained earnings                               20,775         16,466
  Less 1,243,572 and 1,080,372 shares of
    common stock in treasury, at cost            (13,776)       (12,070)
  Unrealized gain on available-for-sale
    securities, net of tax                           138
                                                ________       ________
      Total stockholders' equity                  73,701         70,871
                                                ________       ________
      Total liabilities and
        stockholders' equity                    $ 82,707       $ 79,100
                                                ========       ========


See Notes to Condensed Consolidated Financial Statements.
                   JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              THREE AND NINE MONTHS ENDED MARCH 31, 1999 AND 1998
                 (Dollars in thousands, except per share data)
                                  (Unaudited)

                                   Three Months Ended    Nine Months Ended
                                       March 31,              March 31,
                                   __________________    __________________
                                     1999       1998      1999       1998
                                   _______    _______    _______    _______
Revenues:
  Route operations                 $24,104    $22,667    $69,045    $67,534
  Casino operations                    472        704      1,485      2,114
                                   _______    _______    _______    _______
     Totals                         24,576     23,371     70,530     69,648
                                   _______    _______    _______    _______
Costs and expenses:
  Route operations                  19,836     18,303     57,615     55,206
  Casino operations                    402        616      1,380      2,034
  Amortization                         299        289        877        851
  Depreciation                       1,003        986      3,074      2,751
  General and administrative           867        992      2,664      2,878
                                   _______    _______    _______    _______
     Totals                         22,407     21,186     65,610     63,720
                                   _______    _______    _______    _______

Operating income                     2,169      2,185      4,920      5,928
                                   _______    _______    _______    _______
Other income:
  Interest and other income            346        435      1,064      1,460
                                   _______    _______    _______    _______
     Totals                            346        435      1,064      1,460
                                   _______    _______    _______    _______

Income before income tax             2,515      2,620      5,984      7,388
                                   _______    _______    _______    _______

Provision (credit) for Federal
  income tax:
  Current                            1,211        669      2,082      1,912
  Deferred                            (507)        39       (407)        83
                                   _______    _______    _______    _______
     Totals                            704        708      1,675      1,995
                                   _______    _______    _______    _______

Net income                         $ 1,811    $ 1,912    $ 4,309    $ 5,393
                                   =======    =======    =======    =======
Basic earnings per share           $   .21    $   .21    $   .50    $   .60
                                   =======    =======    =======    =======
Diluted earnings per share         $   .21    $   .21    $   .50    $   .59
                                   =======    =======    =======    =======


See Notes to Condensed Consolidated Financial Statements.
                  JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        NINE MONTHS ENDED MARCH 31, 1999
                       (Dollars and shares in thousands)
                                  (Unaudited)

                                                             Unrealized
                                                             gain on
                                                             available-
          Common Stock  Additional           Treasury Stock  for-sale
          _____________  Paid-in   Retained ________________ securities,
          Shares Amount  Capital   Earnings Shares   Amount  net of tax  Totals
          ______ ______ _________  ________ ______ _________ __________ _______

Balance
July 1,
1998       9,854   $99    $66,376   $16,466 (1,080) $(12,070)           $70,871

Tax
benefit
from
stock
options                        22                                            22

Issuance
of
shares
on
exercise
of
stock
options        6               67                                            67

Repurchases
of common
stock                                         (164)   (1,706)            (1,706)

Unrealized
gain on
available-
for-sale
securities,
net of tax                                                       $138       138

Net
income                                4,309                               4,309
           _____   ___    _______   _______ ______   _______     ____   _______
Balance
March 31,
1999       9,860   $99    $66,465   $20,775 (1,244) $(13,776)    $138   $73,701
           =====   ===    =======   ======= ======  ========     ====   =======
>/TABLE>

See Notes to Condensed Consolidated Financial Statements.
                   JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED MARCH 31, 1999 AND 1998
                            (Dollars in thousands)
                                 (Unaudited)

                                                         1999        1998
                                                        _______     _______
Operating activities:
  Net income                                            $ 4,309     $ 5,393
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                       3,951       3,602
      Deferred income tax                                  (407)         83
      Increase (decrease) from changes in:
        Prepaid expenses and other current assets           953         189
        Other non-current assets                             12        (214)
        Accounts payable and other current liabilities      193        (449)
        Deferred rent and other liabilities                  50         407
                                                        _______     _______
          Net cash provided by operating activities       9,061       9,011
                                                        _______     _______

Investing activities:
  Purchase of marketable securities                      (6,127)
  Net proceeds from location operators                       22         134
  Proceeds from sales of property and equipment           1,676         325
  Purchases of property and equipment                    (4,216)     (5,674)
  Increase in lease acquisition costs and other
    intangible and non-current assets                    (1,123)       (109)
                                                        _______     _______
          Net cash used in investing activities          (9,768)     (5,324)
                                                        _______     _______

Financing activities:
  Proceeds from issuance of common stock                     67         244
  Repurchases of common stock                            (1,706)     (1,680)
                                                        _______     _______
          Net cash used in financing activities          (1,639)     (1,436)
                                                        _______     _______

Net (decrease) increase in cash and cash equivalents     (2,346)      2,251
Cash and cash equivalents at beginning of period         50,275      47,945
                                                        _______     _______
Cash and cash equivalents at end of period              $47,929     $50,196
                                                        =======     =======

Supplemental disclosures of cash flow data:
  Cash paid during the period for:
    Federal income tax                                  $ 1,200     $ 2,000
                                                        =======     =======

See Notes to Condensed Consolidated Financial Statements.
                   JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - General:
            The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Jackpot Enterprises, Inc. ("Jackpot" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.

            In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly Jackpot's financial position as of March 31, 1999, the results of its operations for the three and nine months ended March 31, 1999 and 1998 and its cash flows for the nine months ended March 31, 1999 and 1998. The earnings for the three and nine months ended March 31, 1999 and 1998 are not necessarily indicative of results for a full year. Information included in the condensed consolidated balance sheet as of June 30, 1998 has been derived from Jackpot's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended June 30, 1998 (the "1998 Form 10-K"). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and disclosures included in the 1998 Form 10-K.

            Jackpot accounts for investments in debt and equity securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). This statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities, and requires such securities be classified as either held to maturity, trading, or available-for-sale. Management determines the appropriate classification of its investments in securities at the time of purchase and reevaluates such classification at each balance sheet date. SFAS 115 requires available-for-sale securities be carried at fair value with unrealized gains, net of tax, reported as a separate component of stockholders' equity. Unrealized gains and losses for available-for-sale securities are excluded from earnings. For the three and nine months ended March 31, 1999 and 1998, there were no realized gains or losses from sales of investment securities.

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

Note 2 - Comprehensive income:
            Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement
            of financial position.   Jackpot adopted this statement on July
            1, 1998. Comprehensive income for the three and nine months ended March 31, 1999 and 1998 is the following (dollars in thousands):

                                             Three Months     Nine Months
                                                 Ended           Ended
                                                March 31,      March 31,
                                            ______________  ______________
                                             1999    1998    1999    1998
                                            ______  ______  ______  ______

            Net income                      $1,811  $1,912  $4,309  $5,393
            Other comprehensive income:
              Unrealized gain on
                available-for-sale
                securities, net of tax         138     -       138     -
                                            ______  ______  ______  ______
            Comprehensive income            $1,949  $1,912  $4,447  $5,393
                                            ======  ======  ======  ======


Note 3 - Earnings per share:
            Basic earnings per share ("Basic EPS") for the three and nine months ended March 31, 1999 and 1998 is computed by dividing net income by the weighted average number of common shares outstanding for the respective period. Diluted earnings per share ("Diluted EPS") for the three and nine months ended March 31, 1999 and 1998 is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding for the respective period. Options to purchase common stock, whose exercise price was greater than the average market price for the respective period, have been excluded from the Diluted EPS computations. Such antidilutive options outstanding for the three months ended March 31, 1999 and 1998 were 1,738,000 and 130,000, respectively, and for the nine months ended March 31, 1999 and 1998 were 721,000 and 169,000, respectively. The following is the amount of income and number of shares used in the Basic and Diluted EPS computations (dollars and shares in thousands, except per share data):

                                             Three Months     Nine Months
                                                Ended           Ended
                                               March 31,       March 31,
                                             _______________  ______________
                                              1999     1998    1999    1998
                                             ______   ______  ______  ______
            Basic earnings per share:
              Earnings:
                Income available to
                  common stockholders        $1,811   $1,912  $4,309  $5,393
                                             ======   ======  ======  ======
              Shares:
                Weighted average number of
                  common shares outstanding   8,617    8,949   8,649   9,035
                                             ======   ======  ======  ======

            Basic earnings per share         $  .21   $  .21  $  .50  $  .60
                                             ======   ======  ======  ======

            Diluted earnings per share:
              Earnings:
                Income available to common
                  stockholders               $1,811   $1,912  $4,309  $5,393
                Effect of dilutive
                  securities                    -        -       -       -
                                             ______   ______  ______  ______
                Income, as adjusted          $1,811   $1,912  $4,309  $5,393
                                             ======   ======  ======  ======
              Shares:
                Weighted average number of
                  common shares outstanding   8,617    8,949   8,649   9,035
                Common shares issuable upon
                  assumed exercise of
                  dilutive stock options         44    1,718   1,048   1,739
                Less common shares assumed
                  to be repurchased by
                  application of the treasury
                  stock method to the proceeds
                  using the average market
                  price for the period          (43)  (1,482) (1,000) (1,556)
                                             ______   ______  ______  ______
                Weighted average number of
                  common shares and common
                  share equivalents
                  outstanding                 8,618    9,185   8,697   9,218
                                             ======   ======  ======  ======

            Diluted earnings per share       $  .21   $  .21  $  .50  $  .59
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

          Common stock in treasury:
            Jackpot purchased a total of 163,200 shares of its common stock during the nine months ended March 31, 1999, all at market prices on the dates of purchase, for a total cost of approximately $1,706,000.

Note 5 - Definitive agreement:
            On February 8, 1999, Jackpot and Players International, Inc. ("Players") entered into a definitive agreement and plan of merger (the "Agreement"). Pursuant to the terms of the Agreement, Jackpot will acquire Players for $8.25 per share, consisting of $6.75 per share in cash and $1.50 in Jackpot's common stock for each share of Players outstanding common stock, except that if the average closing price of Jackpot's common stock during the 30 trading days immediately preceding the second trading day before the completion of the merger is less than $5.00 per share, Players stockholders may receive more than $6.75 in cash and less than $1.50 in Jackpot stock per share of Players stock, but the sum of the cash and the value of Jackpot stock received will in any case equal $8.25 per share of Players stock. The completion of the merger is subject to a number of conditions, including approval by the stockholders of both companies, receipt of all the necessary regulatory and various approvals, and the financing of the transaction.

            On March 10, 1999, Jackpot purchased 1,014,400 shares of Players common stock at $6.04 per share for a total cost of $6,127,000. As of March 31, 1999, the shares purchased represent approximately 3.2% of Players outstanding common stock. For purposes of SFAS 115, the investment in Players common stock is classified as available-for-sale securities, and carried at fair value. "Short-term investments, at fair value" in the accompanying condensed consolidated balance sheets consist entirely of Jackpot's investment in Players common stock. As of March 31, 1999, the gross unrealized gain was $213,000.

Note 6 - Other events:
            On February 17, 1999, Jackpot and CRC Holdings, Inc. d/b/a Carnival Resorts & Casinos ("CRC"), a privately owned company, entered into a definitive agreement and plan of merger providing for the acquisition of CRC by Jackpot. On April 15, 1999, Jackpot and CRC mutually agreed to terminate the proposed acquisition of CRC by Jackpot. As a result of the termination of the definitive agreement between the parties, all capitalized costs incurred in connection with the proposed acquisition of CRC will be expensed in the quarter ending June 30, 1999. Management estimates that the pretax charge will be approximately $900,000. For further information regarding the above, see Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         _______________________________________________________________
         Results of Operations
         _____________________

Capital Resources and Liquidity
_______________________________

     Cash Flows:

     Jackpot's principal sources of cash for the nine months ended March 31, 1999 (the "1999 nine months"), consisted of the cash flows from operating activities and its available cash and cash equivalents which, at June 30, 1998, was $50.3 million and at March 31, 1999 was $47.9 million. Net cash provided by operating activities for the 1999 nine months, compared to the nine months ended March 31, 1998 (the "1998 nine months"), remained constant at $9.0 million.

     Net cash used in investing activities for the 1999 nine months was $9.8 million, and resulted primarily from purchases of marketable securities of $6.1 million, payments of $4.2 million for purchases of property and equipment, $1.1 million for lease acquisition costs and other intangible and non-current assets, net of proceeds of $1.6 million from sales of property and equipment.

     Net cash used in financing activities for the 1999 nine months was $1.6 million, and resulted from payments for repurchases of common stock of $1.7 million, net of proceeds of $.1 million from the issuance of common stock upon the exercise of stock options.

     Liquidity:

     On October 29, 1996, Jackpot's Board of Directors authorized management to repurchase up to 500,000 shares of Jackpot's common stock at prevailing market prices. Subsequently, on January 22, 1998, such authorization was increased from 500,000 to 1,000,000 shares. From October 29, 1996 through March 31, 1999, Jackpot repurchased 785,385 shares of common stock at a cost of approximately $8.5 million.

     On February 8, 1999, Jackpot and Players International, Inc. ("Players") entered into a definitive agreement and plan of merger (the "Agreement"). Pursuant to the terms of the Agreement, Jackpot will acquire Players for $8.25 per share, consisting of $6.75 per share in cash and $1.50 in Jackpot's common stock for each share of Players outstanding common stock. The completion of the merger is subject to a number of conditions, including approval by the stockholders of both companies, receipt of all the necessary regulatory and various approvals, and the financing of the transaction. On May 7, 1999, Jackpot filed a Registration Statement on Form S-4 with the Securities and Exchange Commission in connection with the Company's acquisition of Players.

     On March 10, 1999, Jackpot purchased 1,014,400 shares of Players common stock at $6.04 per share for a total cost of $6.1 million. Primarily as a result of this transaction, Jackpot's cash and cash equivalents decreased $2.4 million during the 1999 nine months, from $50.3 million at June 30, 1998 to $47.9 million at March 31, 1999. During the 1999 nine months working capital increased $1.9 million, from $49.2 million at June 30, 1998 to $51.1 million at March 31, 1999.

     On February 17, 1999, Jackpot signed a definitive agreement to acquire CRC Holdings, Inc. d/b/a Carnival Resorts & Casinos ("CRC"), a privately owned company. The agreement was subject to various conditions, including the assignment to Jackpot of the management agreement relating to a casino managed by CRC in Ontario, Canada. Because of CRC's inability to obtain the necessary consent of the Ontario Casino Corporation (the "OCC"), one of the casino's owners, the agreement was terminated by the mutual agreement of Jackpot and CRC on April 15, 1999. The decision by the OCC, which is not the gaming licensing authority in Ontario, was made without any inquiry of Jackpot and prior to the filing of Jackpot's gaming application with the Ontario Gaming Control Commission. As a result of the termination of the definitive agreement between the parties, all capitalized costs incurred in connection with the proposed acquisition of CRC will be expensed in the quarter ending June 30, 1999. Management estimates that the pretax charge will be approximately $.9 million. Such non-recurring charge will have a material adverse effect on the results of operations for the quarter and year ending June 30, 1999.

     Management believes Jackpot's working capital and cash provided by operations will be sufficient to enable Jackpot to meet its planned capital expenditures and other cash requirements for the remainder of the year ending June 30, 1999 ("fiscal 1999"). With respect to planned capital expenditures, management anticipates Jackpot will purchase approximately $1.3 million of property and equipment, exclusive of business acquisitions, in the remainder of fiscal 1999 to be used in existing and currently planned new locations.

     Jackpot continues to explore additional gaming acquisition opportunities. With respect to the acquisition of Players, management intends to obtain financing through bank borrowings and long-term debt, and believes the proceeds received from such financings, along with Jackpot's available working capital and cash provided by operations will be sufficient to enable Jackpot to finance this transaction. However, no assurance can be given that Jackpot will obtain the necessary financing or that such transaction will be successfully consummated.

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

Results of Operations
_____________________

     Revenues:

     Total revenues for the three months ended March 31, 1999 (the "1999 three months") increased $1.2 million, from $23.4 million for the three months ended March 31, 1998 (the "1998 three months") to $24.6 million for the 1999 three months, while total revenues for the 1999 nine months increased $.9 million, from $69.6 million for the 1998 nine months to $70.5 million for the 1999 nine months. The increase in total revenues of $1.2 million for the 1999 three months was the net result of an increase of $1.4 million (from $22.7 million for the 1998 three months to $24.1 million for the 1999 three months) in gaming machine route operations ("route operations") revenues and a decrease of $.2 million (from $.7 million for the 1998 three months to $.5 million for the 1999 three months) in casino operations revenues. The increase in total revenues of $.9 million for the 1999 nine months was the net result of an increase of $1.5 million (from $67.5 million for the 1998 nine months to $69.0 million for the 1999 nine months) in route operations revenues and a decrease of $.6 million (from $2.1 million for the 1998 nine months to $1.5 million for the 1999 nine months) in casino operations revenues.

     The increase in route operations revenues for the 1999 three months of $1.4 million resulted from a combination of additional revenues generated from new and existing locations of $1.5 million and $.5 million, respectively, net of lost revenues from terminated locations of $.6 million. The increase in route operations revenues for the 1999 nine months of $1.5 million resulted from a combination of additional revenues generated from new locations of $3.8 million, net of lost revenues from terminated locations and a decrease in revenues at existing locations of $2.1 million and $.2 million, respectively.

     Route operations revenues attributable to fixed payment leases and revenue sharing contracts for the three and nine months ended March 31, 1999 and 1998 are summarized below (dollars in thousands):

                                         Three Months Ended March 31,
                                 _________________________________________

                                          1999              1998
                                 ___________________   ___________________
                                          Percent               Percent
                                          of route              of route
                                          operations            operations
                                  Amount  revenues      Amount  revenues
                                 _______  __________   _______  __________

Route operations:
  Fixed payment leases           $17,973    74.6%      $16,736    73.8%
  Revenue sharing contracts        6,131    25.4         5,931    26.2
                                 _______   _____       _______   _____
    Totals                       $24,104   100.0%      $22,667   100.0%
                                 =======   =====       =======   =====

                                          Nine Months Ended March 31,
                                 _________________________________________

                                          1999              1998
                                 ___________________   ___________________
                                          Percent               Percent
                                          of route              of route
                                          operations            operations
                                  Amount  revenues      Amount  revenues
                                 _______  __________   _______  __________

Route operations:
  Fixed payment leases           $51,912    75.2%      $50,119    74.2%
  Revenue sharing contracts       17,133    24.8        17,415    25.8
                                 _______   _____       _______   _____
    Totals                       $69,045   100.0%      $67,534   100.0%
                                 =======   =====       =======   =====


     Jackpot has a significant amount of its route operations at retail stores which are part of a group of affiliated retail store chains. The five largest retail store chains with which Jackpot has agreements accounted for approximately 64% and 66% of Jackpot's total revenues for the year ended June 30, 1998 and the nine months ended March 31, 1999, respectively. In August 1998, two of the retail store chains, Albertson's, Inc. and American Stores Company (the parent company of Lucky Stores, Inc. and American Drug Stores, Inc.), entered into a merger agreement. Route operations revenues generated at the locations of those two entities accounted for approximately 55% and 58% of Jackpot's total revenues for the year ended June 30, 1998 and the nine months ended March 31, 1999, respectively. If the merger of the two retail chains is completed, a consolidation or disposition of selected locations may occur which could affect Jackpot's revenues. Additional consolidations may take place in the retail store industry that could result in the loss of existing locations for Jackpot.

     Costs and expenses:

     Route operations expenses for the 1999 three months and 1999 nine months increased $1.5 million (from $18.3 million for the 1998 three months to $19.8 million for the 1999 three months) and $2.4 million (from $55.2 million for the 1998 nine months to $57.6 million for the 1999 nine months) and, as a percentage of route operations revenues, increased to 82.3% and 83.4% for the 1999 three months and 1999 nine months, respectively, from 80.7% and 81.7% for the 1998 three months and 1998 nine months, respectively. The increases in route operations expenses of $1.5 million and $2.4 million for the 1999 three and nine month periods, respectively, resulted primarily from a combination of increases of $1.0 million and $1.9 million in location rent, which consisted principally of location rent for new locations of existing chain store customers, increases in payroll costs of $.1 million and $.2 million and increases in other route operations expenses of $.4 million and $.3 million.

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

     Amortization expense for the 1999 three months and 1999 nine months, compared to the respective 1998 periods, remained constant at $.3 million and $.9 million, respectively, while depreciation expense for the 1999 three months, compared to the 1998 three months remained constant at $1.0 million, and for the 1999 nine months increased $.3 million, from $2.8 million for the 1998 nine months to $3.1 million for the 1999 nine months. The increase in depreciation expense for the 1999 nine months was principally attributable to new gaming machines purchased during the year ended June 30, 1998.

     General and administrative expense for the 1999 three months and 1999 nine months decreased $.1 million (from $1.0 million for the 1998 three months to $.9 million for the 1999 three months) and $.2 million (from $2.9 million for the 1998 nine months to $2.7 million for the 1999 nine months), respectively.

     Other income:

     Other income for the 1999 three months and 1999 nine months decreased $.1 million (from $.4 million for the 1998 three months to $.3 million for the 1999 three months) and $.4 million (from $1.5 million for the 1998 nine months to $1.1 million for the 1999 nine months), respectively. Such decreases resulted primarily from reductions in other income earned from non-recurring transactions.

     Federal income tax:

     The effective tax rate for the 1999 three months and 1999 nine months was 28%. Such rate, which approximated the effective tax rate for the 1998 three months and 1998 nine months, was lower than the Federal Statutory rate of 35% primarily because of the tax benefits realized from tax-exempt interest income.

     General:

     Operating income for the 1999 three months, compared to the 1998 three months, remained constant at $2.2 million, while operating income for the 1999 nine months decreased $1.0 million, from $5.9 million for the 1998 nine months to $4.9 million for the 1999 nine months. The decrease in operating income resulted from the combination of a decrease in the route operations operating margin of $.9 million, an increase in depreciation expense of $.3 million mentioned above, net of a decrease in all other operating expenses of $.2 million. The decline in the route operations operating margin of $.9 million (from $12.3 million for the 1998 nine months to $11.4 million for the 1999 nine months) was due principally to the decrease in route operations revenues at existing locations and the increase in other route operations expenses previously described, and to the operating results of new locations.


     Principally as a result of a highly competitive environment, which management believes Jackpot will continue to face during the remainder of fiscal 1999, net income and earnings per share declined in the 1999 nine months compared to the 1998 nine months. Net income decreased $1.1 million (from $5.4 million for the 1998 nine months to $4.3 million for the 1999 nine months) and diluted earnings per share decreased from $.59 per share to $.50 per share. Such declines were due principally to the decrease in the route operations operating margin described above, an increase in depreciation expense and a decrease in interest and other income. Basic and diluted earnings per share for the 1999 three months remained constant at $.21 per share compared to the 1998 three months, while net income decreased slightly, from $1.9 million to $1.8 million.

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

     Jackpot has conducted a review of its computer systems and other systems for the purpose of assessing its potential Year 2000 Problem, and is in the process of modifying or replacing those systems which are not Year 2000 compliant. Based upon this review, management believes such systems will be compliant by mid-calendar 1999. However, if modifications are not made or not completed timely, the Year 2000 Problem could have a significant adverse impact on the Company's operations.

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

     Planning for the Year 2000 Problem, including contingency planning, is significantly complete and will be revised, if necessary. All costs related to the Year 2000 Problem are expensed as incurred, while the cost of new hardware is capitalized and depreciated over its expected useful life. The costs associated with Year 2000 compliance have not been and are not anticipated to be material to the Company's financial position or results of operations. As of March 31, 1999, the Company had incurred costs of approximately $125,000, principally for internal costs and system applications, and anticipates spending an additional $155,000 to become Year 2000 compliant. The estimated completion date and remaining costs are based upon management's best estimates, as well as third party modification plans and other factors. However, there can be no guarantee that such estimates will occur and actual results could differ.

Forward-looking statements
__________________________

     Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission contains statements that may be considered forward-looking. In addition, from time to time, the Company may release or publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, competitive pressures, the loss or nonrenewal of any of Jackpot's significant contracts, the possible consolidation or disposition of selected locations which could result from the pending merger of Albertson's, Inc. and American Stores Company (each of which is a significant customer of the Company), conditioning or suspension of any gaming license, unfavorable changes in gaming regulations, adverse results of significant litigation matters, possible future financial difficulties of a significant customer and the continued growth of the gaming industry and population in Nevada.
Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. The Company assumes no obligation to update or supplement forward-looking statements as a result of new circumstances or subsequent events.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk
         _________________________________________________________

     On March 10, 1999, the Company purchased a total of 1,014,400 shares of common stock of Players International, Inc. in an open market transaction. The Company acquired the shares of Players common stock because the purchase price for those shares was significantly below the per share consideration which the Company has agreed to pay for all outstanding shares of Players pursuant to the Agreement and Plan of Merger dated as of February 8, 1999, which provides for the merger of Players into a wholly-owned subsidiary of the Company. For further information concerning the merger with Players and the purchase of Players common stock by the Company, see
Note 5 of Notes to Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this Form 10-Q.

     The shares of Players which the Company acquired are being held by the Company pending consummation of the merger with Players. However, unless and until the merger is consummated, the Company is exposed to equity price risk on those shares. The Company has not attempted to reduce or eliminate its market exposure on those shares. A 10% adverse change in the price of the Players common stock from the price at March 31, 1999 would result in a decrease of approximately $634,000 in the fair value of Players common stock currently owned by the Company.

     In all other respects, for the three and nine months ended March 31, 1999, there were no changes from the information set forth in Item 7A of the 1998 Form 10-K.


                    PART II.  OTHER INFORMATION
                              _________________

Item 5.  Other Information

     As reported in a Current Report on Form 8-K filed on March 8, 1999, the Company had entered into an Agreement and Plan of Merger dated as of February 17, 1999 (the "Merger Agreement") with CRC Holdings, Inc. d/b/a Carnival Resorts & Casinos ("CRC") which provided for the acquisition of CRC by the Company. On April 15, 1999, the Merger Agreement was terminated by mutual agreement of the Company and CRC. The termination was a result of CRC's inability to obtain the necessary consent of the Ontario Casino Corporation, one of the owners of the casino managed by CRC in Ontario, Canada, to the assignment to the Company of the management agreement relating to that casino. For further information concerning termination of the Merger Agreement, see Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits:

         10.13 - License agreement with Rite Aid Corporation.
         10.14 - License agreement with Rite Aid Corporation.
         27.1  - Financial Data Schedule (EDGAR filing only).

    (b)  Reports on Form 8-K:

         During the three months ended March 31, 1999, Jackpot filed one report on Form 8-K, dated March 8, 1999. The Form reported on "Item 5 - Other Events," two separate definitive merger agreements entered into in connection with the acquisitions of Players International, Inc. and CRC Holdings, Inc.

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

Date:  May 14, 1999