Form 10-K
period 1999-06-30
JACKPOT ENTERPRISES INC
filed 1999-09-28
CIK 351903

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended June 30, 1999
                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to____________

     Commission File Number 1-9728

                       JACKPOT ENTERPRISES, INC.
______________________________________________________________________
         (Exact name of registrant as specified in its charter)

             Nevada                                      88-0169922
________________________________________________    __________________
(State or other jurisdiction of incorporation or    (I.R.S. Employer
organization)                                        Identification No.)

1110 Palms Airport Drive, Las Vegas, Nevada               89119
________________________________________________        __________
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code:   (702) 263-5555
                                                      _______________

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
Title of each class                             on which registered
_____________________________________________   _______________________
Common Stock - Par value $.01 per share,        New York Stock Exchange
which include certain preferred stock purchase rights

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

As of August 31, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $72,226,672.

As of September 17, 1999, there were 8,616,537 shares of the Registrant's common stock outstanding.

                                      PART I

Item 1.  Business
         ________

General
_______


     Jackpot Enterprises, Inc., a Nevada corporation ("Jackpot" or the "Company"), has been actively engaged, through its subsidiaries, in the gaming industry for over 30 years. The Company is one of the largest gaming machine route operators in the state of Nevada, and is an established leader in the operation of gaming machines in multiple retail locations ("gaming machine route operations"). Jackpot's gaming machine route operations are subject to seasonal fluctuations. The gaming play for such operations is generally greater in the second and fourth quarters of Jackpot's fiscal year.

In addition to its gaming machine route operations, Jackpot, as of June 30, 1999, operated one casino with an aggregate of 94 gaming machines. For the fiscal year ended June 30, 1999, 98% of total revenues were derived from Jackpot's gaming machine route operations and 2% from its casino operations. As of June 30, 1999, Jackpot operated 3,909 gaming machines at 385 locations; 108 of the locations contained 15 gaming machines, 29 of the locations contained more than 15 machines and 248 of
the locations contained fewer than 15 machines.   Unless the context
indicates otherwise, references to "Jackpot" and the "Company" include its direct and indirect subsidiaries.

Business Development Strategy
_____________________________

     The Company's business strategy is to enhance its position as a leader in the Nevada gaming machine route market both through internal growth and acquisition and to apply its gaming management expertise and its regulatory experience to pursue strategic gaming activities and other value oriented nongaming opportunities. Specifically, the Company's business strategy includes the following:

     . Enhance Gaming Route Operations. The Company continually seeks to enhance its position as a leader in the Nevada gaming machine route business by providing high levels of service and popular gaming products, cultivating its existing relationships with major customers and expanding its gaming machine route operations through the selective addition of new locations and/or the consolidation of other route operators. The expected continued economic and population growth in Nevada should also benefit the Company. In addition, as appropriate, the Company will explore the possibility of expanding its gaming machine route business to other jurisdictions.

     . Pursue Other Strategic Gaming and Nongaming Opportunities. Jackpot continually reviews and evaluates potential gaming and nongaming opportunities. The Company's strong financial position and potential access to capital represent a competitive advantage which enables management to explore potential acquisitions and strategic combinations. Jackpot is committed to pursue all such opportunities in order to improve future earnings and enhance shareholder value. In evaluating such potential opportunities the Company is looking for candidates with either a value orientation or sustainable rates of growth.

     At various times during the past several years, the Company has engaged in the active consideration of potential acquisitions and expansion opportunities in both the gaming and nongaming markets, including most recently in 1999 in connection with the potential acquisition of Players International, Inc. ("Players") and CRC Holdings, Inc. d/b/a Carnival Resorts & Casinos ("CRC"), a privately owned company (see "Terminated Merger Agreements" below for a discussion of those proposed transactions). Subsequent to the termination of the merger agreement with Players, Jackpot's Board of Directors authorized management to retain an investment banker to assist the Company in evaluating strategic alternatives. The Company regularly devotes significant management and other resources to these efforts and incurs substantial expenses in connection with such activities. These expenses have in the past been charged against operating income. The Company anticipates that, as it continues to engage in such activities in the future, it will periodically incur comparable expenses that may have a material effect on the Company's operating income.

     Although Jackpot is exploring expansion and acquisition opportunities, there can be no assurance that such opportunities will be available on terms acceptable to Jackpot or that, if undertaken will be successful.

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

     In fiscal 1999, approximately 86% of Jackpot's gaming machine route operations revenues were generated by southern Nevada operations and approximately 14% by northern Nevada operations. Management believes that Jackpot has a substantial market share of gaming machine operations in supermarkets, drug stores and merchandise stores in Nevada, and that its customers are primarily local Nevada residents.

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

     The following table sets forth certain historical data showing the changes to the number of machines and locations in Jackpot's gaming machine route operations through June 30, 1999:

                                              As of June 30,
                                   _____________________________________
                                   1999    1998    1997    1996    1995
                                   _____   _____   _____   _____   _____

Number of machines on location     3,909   4,097   4,075   4,211   4,284
Number of locations                  385     412     419     439     452


     Jackpot's agreements for its locations generally are in the form of written license, lease, sublease or revenue sharing contract and generally give Jackpot the exclusive right to install gaming machines at such locations. License, lease and sublease agreements, which accounted for approximately 75% of total gaming machine route operations revenues in fiscal 1999, require payments of fixed monthly fees based upon the amount of space used and/or the number of gaming machines placed at the location. The remainder provide for the payment to the location owner of a rental fee or a revenue sharing arrangement based upon a percentage of the revenues generated by Jackpot's gaming machines at such location. A location owner is not permitted to receive gaming machine revenues (lease or otherwise) based upon a percentage of revenues unless such owner is licensed by the Nevada Gaming Commission. The renewal or extension of agreements at existing locations have generally resulted in increased monthly fees. Licenses, leases and subleases have a wide range of terms and maturities, with expiration dates, including option periods, extending from 1999 to 2010.

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

     Jackpot has a significant amount of its route operations at retail stores which are part of a group of affiliated store chains. Route operations revenues at two groups of affiliated store chains (i.e. Albertson's, Inc. and American Stores Company, which was the parent company of American Drug Stores, Inc. and Lucky Stores, Inc. until June
1999) each accounted for more than 10% of Jackpot's total revenues in each of fiscal 1999, 1998 and 1997. The largest four store chains (Albertson's, Inc., American Drug Stores, Inc., Kmart Corporation and Lucky Stores, Inc.) accounted for approximately 63% of Jackpot's total revenues in 1999. Agreements with these four customers have expiration dates ranging from 2003 to 2010. Such agreements provide Jackpot the continued right to operate gaming machines at certain existing locations and future locations in Nevada, if any, of such customers. The loss or nonrenewal of any of these agreements could have a material adverse effect on the Company's future results of operations.

     In August 1998, Albertson's, Inc. ("Albertson's") and American Stores Company ("American Stores"), entered into a merger agreement that provided for the acquisition of American Stores by Albertson's. Approximately 57% and 55% of Jackpot's total revenues for 1999 and 1998, respectively, were generated at the locations of those two entities.
The merger of Albertson's and American Stores was completed on June 23, 1999. As a condition to obtaining approval of the merger by the Federal Trade Commission and the Attorneys General of California, Nevada and
New Mexico, Albertson's agreed to divest certain of its stores, including 19 stores in southern Nevada. Those locations have been taken over by Raley's, Inc. ("Raley's"). Jackpot operates in 15 of those locations.

     The existing slot route operator for Raley's northern Nevada stores has filed applications with the Nevada Gaming Control Board to operate the gaming machines at the southern Nevada Albertson's stores which are being divested. Of the 19 stores in southern Nevada taken over by Raley's, Jackpot currently maintains 246 gaming machines at the 15 locations which it operates pursuant to a long term agreement with Albertson's. Jackpot believes that there is no proper basis to terminate such agreement and Jackpot's attendant right to occupy the subject premises for purposes of operating gaming machines. These 15 locations generated approximately 16% and 15% of Jackpot's total revenues for 1999 and 1998, respectively, and a significantly greater percentage of Jackpot's total operating income for 1999 and 1998.

     On August 30, 1999, Jackpot commenced litigation in federal district court for the District of Nevada against Albertson's and Raley's to enforce its rights under its agreement with Albertson's. On September 14, 1999, Jackpot obtained a preliminary injunction to prevent Albertson's and Raley's from interfering with its right to occupy the subject premises and conduct gaming operations. The Court for purposes of its decision ruled that Jackpot's license was coupled to the lease relating to the stores. The injunction permits Jackpot to remain at the stores pending resolution of the dispute. In granting the preliminary injunction, the court required Jackpot to post a $50,000 bond. Albertson's has now made an application to increase the bond to $9 million. In addition, Albertson's and Raley's have made motions for summary judgment. Furthermore, on September 23, 1999, Raley's existing slot route operator commenced an action in Nevada state court against Jackpot, Albertson's, Raley's and the slot route operator at the four other Albertson's southern Nevada locations seeking declaratory and injunctive relief and money damages. The allegations against Jackpot are for alleged fortuitous interference with contract and prospective economic advantage and abuse of process. Jackpot intends to vigorously defend this action.

     No assurance can be given that such litigation will result in Jackpot retaining the right to operate at the 15 stores or not incurring liability as a defendant in the state action. The loss of the 15 locations could have a material adverse effect on the Company's future results of operations. Jackpot's operations in Albertson's stores in other areas of Nevada, as well as new store openings statewide, are unaffected.

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

     The renewal or extension of agreements with major retail chains has generally resulted in increased monthly fees payable by Jackpot. These contracts often require fixed periodic increases in monthly fees during the term of the contract. In September 1998, Jackpot entered into an agreement for a long-term contract extension with one of its largest retail store customers. A very competitive pricing environment caused the Company to offer a significant increase in location rent over the existing agreement. Pursuant to the terms of the new agreement, which became effective July 1, 1999, rent expense will increase significantly over the previous agreement. Such increase could have a material adverse effect on the Company's results of operations for the year ending
June 30, 2000. License, lease and sublease agreements, representing 38 agreements and approximately 1% of fiscal 1999 route operations revenues, have terms expiring during fiscal 2000.

Casino Operations
_________________

     On August 13, 1996, Jackpot's Board of Directors approved a plan to dispose of Jackpot Owl, Inc. (the "Owl Club") and Jackpot's Highway 93 Casino, Inc. (the "Pony Express Casino"), the two casinos then operated by Jackpot, as part of its strategy to exit its casino operations. This decision was reached after considering that these casino operations generated unacceptably low returns on capital, possessed limited growth prospects and commanded a disproportionately high amount of management time. Since that time, Jackpot has been unsuccessful in disposing of its operations at either casino on terms acceptable to Jackpot.
Although the Company continues to market these two properties for sale, no assurance can be given that such disposals will occur. Jackpot elected to close the Owl Club on June 29, 1999. The Owl Club, which is located in Battle Mountain, Nevada, operated 93 gaming machines and two table games at the time of closing, and had a restaurant operation and an eighteen room motel. Jackpot owns the land and buildings used in the Owl Club's casino and motel operations.

     Jackpot manages the casino operations of the Pony Express Casino in Jackpot, Nevada under a month to month space lease agreement. As of June 30, 1999, Jackpot operated 94 gaming machines in approximately 2,600 square feet of casino space. The Pony Express Casino attracts hotel guests, local residents and tourists, primarily from the Idaho market.

     For additional information concerning Jackpot's operations, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Suppliers
_________

     Jackpot purchases a variety of models and styles of gaming machines primarily from one manufacturer, International Game Technology ("IGT"). Although the Company purchased approximately 97% of its gaming machines from IGT in fiscal 1999, Jackpot does not believe it is dependent upon IGT for future purchases. Jackpot does not have a contractual commitment for future purchases with IGT, or any other manufacturer. Each gaming machine accepts only one denomination of coin and, with minor exceptions, each location will have a variety of machines for different denominations of coins. Gaming machines operated by Jackpot are multiple coin play. Multiple coin play allows a player to wager several coins of the same denomination on each play. Jackpot continually tests, on a trial basis, new machines from various gaming machine manufacturers to determine which games and models will appeal to its customers to enhance play levels.

Employees
_________

     As of June 30, 1999, Jackpot employed approximately 750 persons, the substantial portion of whom are non-management personnel. None of Jackpot's employees are covered by a collective bargaining agreement and Jackpot believes that it has satisfactory employee relations.

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

     In recent years Jackpot has faced increased competition in its gaming machine route operations, and as certain of its licenses, leases and subleases have begun to expire, it has faced strong competition from other route operators who have attempted to capture or have captured locations by offering more favorable terms to retail store owners. As a result of such competition, along with the Company's continual evaluation of leases and adherence to management's pricing guidelines, revenues generated from route operations, which are attributable to revenue sharing contracts, have decreased since fiscal 1995. For additional information concerning Jackpot's revenue sharing contracts, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Terminated Merger Agreements
____________________________

     On February 8, 1999, Jackpot and Players entered into a definitive Agreement and Plan of Merger (the "Agreement"), which was subject to a number of conditions. On August 16, 1999, Jackpot received a notice from Players terminating the Agreement. Such notice contained the terms of a merger offer for Players from Harrah's Entertainment, Inc. On August 19, 1999, pursuant to the terms of the Agreement, Jackpot received a break-up fee of $13.5 million.

     On February 17, 1999, Jackpot signed a definitive agreement to acquire CRC. The agreement was subject to various conditions, including the assignment to Jackpot of the management agreement relating to a casino managed by CRC in Ontario, Canada. Because of CRC's inability to obtain the necessary consent of the Ontario Casino Corporation
(the "OCC"), one of the casino's owners, the agreement was terminated by the mutual agreement of Jackpot and CRC on April 15, 1999. The decision by the OCC, which is not the gaming licensing authority in Ontario, was made without any inquiry of Jackpot and prior to the filing of Jackpot's gaming application with the Ontario Gaming Control Commission. As a result of the termination of the agreement, capitalized costs incurred in connection with the proposed acquisition of CRC of $.9 million were expensed in the quarter ended June 30, 1999.

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

     Corporations that operate casinos and gaming machine routes in Nevada are required to be licensed by the Nevada Gaming Authorities. A gaming license requires the periodic payment of fees and taxes and is not transferable. The Company is registered by the Nevada Commission as a publicly traded corporation ("Registered Corporation") and as such, it is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. The Company has been found suitable by the Nevada Commission to own the stock of Cardivan Company, Corral Coin, Inc., Corral Country Coin, Inc. and Corral United, Inc. (the "Route Subsidiaries") and Jackpot Gaming, Inc. Jackpot Gaming, Inc. is registered as a holding corporation and is approved by the Nevada
Gaming Authorities to own the stock of the Pony Express Casino (the "Casino Subsidiary"). No person may become a stockholder of, or receive any percentage of profits from, the Route Subsidiaries, Jackpot Gaming, Inc., or the Casino Subsidiary without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company, the Route Subsidiaries, Jackpot Gaming, Inc. and the Casino Subsidiary have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

     The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company or any of its subsidiaries in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of the Route Subsidiaries and the Casino Subsidiary must file applications with the Nevada Gaming Authorities and may be required to be licensed or be found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of the Company who are actively and directly involved in gaming activities of the Company or its subsidiaries may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

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

     The Company, Jackpot Gaming, Inc., the Route Subsidiaries and the Casino Subsidiary are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by the Company and its subsidiaries must be reported to, or approved by, the Nevada Commission.

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

     The sale of alcoholic beverages at the Company's casino is subject to licensing, control and regulation by the applicable local authorities. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse effect upon the operations of the Company's casino.

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


                                                 Approximate     Percentage
Location                  Use                        Size        Utilization
________                ___________________    _______________   ____________


LEASED PROPERTIES:

Las Vegas, Nevada      Executive offices,
                       warehouse and shop       34,000 sq. ft.        100%

Reno, Nevada           Offices and shop         10,000 sq. ft.        100%

Throughout Nevada      Gaming machine           various sq. ft.
                       operations               per location.         100%

Jackpot, Nevada        Casino operations         2,600 sq. ft.        100%


OWNED PROPERTIES:

Battle Mountain,
  Nevada               Closed.  Held for sale   10,000 sq. ft.         -


Item 3.  Legal Proceedings
         _________________

     See "Item 1. Business" for a description of the litigation relating to the right of Jackpot to continue to operate in 15 stores in Nevada which have been taken over by Raley's.

Item 4.  Submission of Matters to a Vote of Security Holders
         ___________________________________________________

     Not applicable.

                                 PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters
         _____________________________________________________________

     Jackpot's common stock, par value $.01 per share (the "Common Stock"), is listed on the New York Stock Exchange (NYSE) under the trading symbol "J". The following table sets forth the range of high and low prices for shares of the Common Stock for the fiscal quarters indicated, as furnished by the NYSE. No cash dividends were paid during those fiscal quarters. Future payment of quarterly cash dividends, if any, is subject to periodic review and reconsideration by Jackpot's Board of Directors.


                                     JACKPOT COMMON STOCK
_______________________________________________________________________

                                     High         Low
_______________________________________________________________________
Fiscal 1998
    First Quarter                    $12.19       $10.63
    Second Quarter                    13.00        10.75
    Third Quarter                     13.94        11.00
    Fourth Quarter                    13.19        11.75

_______________________________________________________________________

Fiscal 1999
    First Quarter                    $12.56       $ 9.38
    Second Quarter                    11.50         9.13
    Third Quarter                      9.63         7.63
    Fourth Quarter                     9.00         7.50

_______________________________________________________________________


     As of September 17, 1999 there were 1,533 holders of record of Common Stock. The number of holders of record of Jackpot's Common Stock on September 17, 1999 was computed by a count of record holders.

Item 6.  Selected Financial Data
         _______________________

     The following information has been derived from Jackpot's consolidated financial statements:


                                          Years Ended June 30,

                        _______________________________________________________
                         1999         1998      1997      1996          1995
                        _______       _______   _______   _______       _______

                        (Dollars and shares in thousands, except per share data)


OPERATING DATA:

Total revenues          $95,669       $93,013   $91,904   $91,108       $96,853
_______________________________________________________________________________
Operating income        $ 5,002 (1)   $ 7,963   $ 9,822   $ 7,094 (1)   $ 8,968
_______________________________________________________________________________
Income from continuing
  operations            $ 6,393 (1)   $ 9,881   $11,368   $ 8,610 (1)   $ 9,875
_______________________________________________________________________________
Net income              $ 4,603 (1)   $ 7,213   $ 7,844   $ 5,855 (1)   $ 6,616
_______________________________________________________________________________
Basic earnings
  per share (2):
    Net income          $   .53       $   .80   $   .85   $   .63       $   .72
_______________________________________________________________________________
Diluted earnings
  per share (2):
    Net income          $   .53       $   .79   $   .84   $   .62       $   .71
_______________________________________________________________________________
Dividends declared
  per share             $  -          $  -      $   .16   $   .32       $   .32
_______________________________________________________________________________
Average common
  shares outstanding      8,641         8,991     9,237     9,307         9,235
_______________________________________________________________________________
Average common shares
  and common share
  equivalents
  outstanding             8,659         9,187     9,317     9,481         9,272
_______________________________________________________________________________
OTHER DATA:

  Adjusted EBITDA (3)   $12,862       $14,762   $16,557   $17,093       $18,125
  Net cash provided by
    operating
    activities          $11,007       $11,836   $14,584   $12,778       $18,068
  Net cash used in
    investing
    activities          $12,006       $ 5,883   $ 1,557   $ 3,091       $ 4,330
  Net cash used in
    financing
    activities          $ 1,639       $ 3,623   $ 4,106   $ 3,579       $ 4,365
  Capital expenditures  $ 5,655       $ 6,235   $ 3,393   $ 4,267       $ 4,044
  Amortization          $ 1,261       $ 1,141   $ 1,728   $ 2,199       $ 2,880
  Depreciation          $ 4,108       $ 3,740   $ 3,461   $ 4,284       $ 5,349
_______________________________________________________________________________
BALANCE SHEET DATA
(at end of period):

Working capital         $53,635       $49,152   $46,329   $40,336       $31,640
_______________________________________________________________________________
Total assets            $82,295       $79,100   $75,267   $70,742       $71,959
_______________________________________________________________________________
Long-term debt, net of
  current portion       $  -          $  -      $  -      $  -          $   271
_______________________________________________________________________________
Stockholders' equity    $74,614       $70,871   $67,281   $63,495       $60,216
_______________________________________________________________________________

(1) Includes: in 1999, a pretax loss of $2.1 million from the write-down in connection with the closing of the Owl Club and the costs associated with the termination of the agreement with CRC;
     in 1996, a pretax loss of $2.2 million from the write-down and sale of certain casino properties.

(2) In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share", which became effective for periods ending after December 15, 1997. All prior-period earnings per share data presented has been restated to conform to the provisions of such statement.

(3) Adjusted EBITDA represents earnings before interest expense, income tax, depreciation, amortization and other non-cash items. Adjusted EBITDA should not be construed as an alternative to operating income or net income (as determined in accordance with generally accepted accounting principles), as an indicator of the Company's operating performance, as an alternative to cash flows provided by operating activities (as determined in accordance with generally accepted accounting principles), or as a measure of liquidity. Adjusted EBITDA is presented solely as a supplemental disclosure because management believes that it enhances the understanding of the financial performance of a company with substantial amortization and depreciation expense. Jackpot's definition of Adjusted EBITDA may not be the same as that of similarly captioned measures used by other companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
          ___________________________________________________________

Capital Resources and Liquidity
_______________________________

     Cash Flows:

     Jackpot's principal sources of cash for the fiscal years ended June 30, 1999, 1998 and 1997 (referred to herein as "1999", "1998" and
"1997", respectively), consisted of the cash flows from operating activities and its available cash and cash equivalents.
Net cash provided by operating activities in 1999 decreased $.8 million, from $11.8 million in 1998 to $11.0 million in 1999. The decrease of $.8 million was due primarily to a decrease in the gaming machine route operations ("route operations") operating margin of $.4 million, from $16.4 million in 1998 to $16.0 million in 1999.

     Net cash used in investing activities in 1999 was $12.0 million, and resulted primarily from the purchase of marketable securities of $6.1 million, purchases of property and equipment of $5.6 million, $2.1 million for lease acquisition costs and other intangible and non-current assets, net of proceeds from sales of property and equipment of $1.8 million. Primarily as a result of the purchase of marketable securities, net cash used in investing activities increased $6.1 million, from $5.9 million in 1998 to $12.0 million in 1999.

     Net cash used in financing activities in 1999 was $1.6 million, and resulted from payments for repurchases of common stock of $1.7 million, net of proceeds received of approximately $.1 million from the issuance of common stock upon the exercise of stock options.

     As a result of the combination of net cash provided by operating activities of $11.0 million less net cash used in investing and financing activities of $12.0 million and $1.6 million, respectively, cash and cash equivalents decreased $2.6 million in 1999. Such decrease was due principally to the purchase of marketable securities described above.

     Net cash provided by operating activities in 1998 decreased $2.8 million, from $14.6 million in 1997 to $11.8 million in 1998. The decrease of $2.8 million was due primarily to a decrease in the route operations operating margin of $2.6 million, from $19.0 million in 1997 to $16.4 million in 1998.

     Net cash used in investing activities in 1998 increased $4.3 million, from $1.6 million in 1997 to $5.9 million in 1998. 1997 includes the receipt of $1.3 million from the sale of Jackpot's interest in Jackpot City, Inc. (the "Nugget"), a casino operation located in Reno, Nevada. Cash used for purchases of property and equipment increased $2.8 million, from $3.4 million in 1997 to $6.2 million in 1998. Primarily as a result of these transactions, net cash used in investing activities increased $4.3 million.

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

     Net cash provided by operating activities in 1997 increased $1.8 million, from $12.8 million for the fiscal year ended June 30, 1996 to $14.6 million in 1997. The increase of $1.8 million was due primarily to the increase from the change in other current liabilities. Net cash used in investing activities in 1997 was $1.6 million which included cash used of $3.9 million and cash received of $2.3 million. The $3.9 million of cash used included payments of $3.4 million primarily for purchases of property and equipment. The $2.3 million of cash received from investing activities consisted primarily of the proceeds from the sale of Jackpot's interest in the Nugget and aggregate proceeds from sales of other non-current assets.

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

     Liquidity:

     On October 29, 1996, Jackpot's Board of Directors authorized management to repurchase up to 500,000 shares of Jackpot's common stock at prevailing market prices. Subsequently, on January 22, 1998, such authorization was increased from 500,000 to 1,000,000 shares. From October 29, 1996 through August 31, 1999, Jackpot has repurchased 785,527 shares at an aggregate cost of approximately $8.5 million.

     On February 17, 1999, Jackpot signed a definitive agreement to acquire CRC. The agreement was subject to various conditions, including the assignment to Jackpot of the management agreement relating to a casino managed by CRC in Ontario, Canada. Because of CRC's inability to obtain the necessary consent of the Ontario Casino Corporation
(the "OCC"), one of the casino's owners, the agreement was terminated by the mutual agreement of Jackpot and CRC on April 15, 1999. The decision by the OCC, which is not the gaming licensing authority in Ontario, was made without any inquiry of Jackpot and prior to the filing of Jackpot's gaming application with the Ontario Gaming Control Commission. As a result of the termination of the agreement, capitalized costs incurred in connection with the proposed acquisition of CRC of $.9 million were expensed in the quarter ended June 30, 1999.

     On February 8, 1999, Jackpot and Players entered into a definitive Agreement and Plan of Merger (the "Agreement"), which was subject to a number of conditions. On August 16, 1999, Jackpot received a notice from Players terminating the Agreement. Such notice contained the terms of a merger offer for Players from Harrah's Entertainment, Inc. On August 19, 1999, pursuant to the terms of the Agreement, Jackpot received a break-up fee of $13.5 million. As a result of the termination of the Agreement, all capitalized costs incurred in connection with the proposed acquisition of Players will be expensed. Such costs, which are estimated to be $2.5 million, and the break-up fee will be recorded in the quarter ending September 30, 1999.

     Jackpot's working capital increased $4.4 million in 1999, from $49.2 million at June 30, 1998 to $53.6 million at June 30, 1999. Included in working capital at June 30, 1999 are marketable securities at fair value of $7.3 million. Such securities consist of 1,014,400 shares of Players common stock, which Jackpot purchase at $6.04 per share on March 10, 1999.

     In 1999, Jackpot purchased $5.6 million of property and equipment, as described above. Approximately $4.7 million of the $5.6 million was associated with equipment purchased for existing and new gaming locations. Management anticipates, based on its review of capital expenditure requirements for existing and projected new locations, that Jackpot will purchase approximately $5.0 million of property and equipment, exclusive of business acquisitions, if any, for the fiscal year ending June 30, 2000 ("2000").

     Management believes Jackpot's working capital and cash provided by operations will be sufficient to enable Jackpot to meet its planned capital expenditures and other cash requirements in 2000. Jackpot continues to selectively explore additional gaming acquisition opportunities, and various potential acquisitions, both gaming and nongaming. Management believes working capital and cash provided by operations will be sufficient to enable Jackpot to pursue expansion opportunities; however, Jackpot may seek additional debt or equity financing to facilitate expansion opportunities and potential acquisitions.

     Recently Issued Accounting Standards:

     In April 1998, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities". This standard provides guidance on the financial reporting for start-up costs and organization costs. This standard requires costs of start-up activities and organization costs to be expensed as incurred, and is effective for fiscal years beginning after December 15, 1998, although earlier application is encouraged. The Company adopted this standard on July 1, 1999. This statement will not have a significant effect on Jackpot's results of operations or its financial position.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for fiscal years beginning after June 15, 2000. SFAS 133 establishes additional accounting and reporting standards for derivative instruments and hedging activities. Presently, Jackpot does not have any derivative instruments, nor does the Company participate in hedging activities. Accordingly, SFAS 133 is not expected to have a significant effect on the results of operations or related disclosures.

Results of Operations
_____________________

     Overview:

     Route Operations. Jackpot has a significant amount of its route operations at retail stores which are part of a group of affiliated store chains. Route operations revenues at two groups of affiliated store chains (i.e. Albertson's, Inc. and American Stores Company, which was the parent company of American Drug Stores, Inc. and Lucky Stores, Inc. until June 1999) each accounted for more than 10% of Jackpot's total revenues in each of fiscal 1999, 1998 and 1997. The largest four store chains (Albertson's, Inc., American Drug Stores, Inc., Kmart Corporation and Lucky Stores, Inc.) accounted for approximately 63% of Jackpot's total revenues in 1999. Agreements with these four customers have expiration dates ranging from 2003 to 2010. Such agreements provide Jackpot the continued right to operate gaming machines at certain existing locations and future locations in Nevada, if any, of such customers. The loss or nonrenewal of any of these agreements could have a material adverse effect on the Company's future results of operations.

     In August 1998, Albertson's, Inc. and American Stores Company entered into a merger agreement that provided for the acquisition of American Stores by Albertson's. Approximately 57% and 55% of Jackpot's total revenues for 1999 and 1998, respectively, were generated at the locations of those two entities. The merger of Albertson's and American Stores was completed on June 23, 1999. As a condition to obtaining approval of the merger by the Federal Trade Commission and the Attorneys General of California, Nevada and New Mexico, Albertson's agreed to divest certain of its stores, including 19 stores in southern Nevada. These locations have been taken over by Raley's, Inc. Jackpot operates in 15 of the locations.

     The existing slot route operator for Raley's northern Nevada stores has filed applications with the Nevada Gaming Control Board to operate the gaming machines at the southern Nevada Albertson's stores which are being divested. Of the 19 stores in southern Nevada taken over by Raley's, Jackpot currently maintains 246 gaming machines at the 15 locations which it operates pursuant to a long term agreement with Albertson's. Jackpot believes that there is no proper basis to terminate such agreement and Jackpot's attendant right to occupy the subject premises for purposes of operating gaming machines. These 15 locations generated approximately 16% and 15% of Jackpot's total revenues for 1999 and 1998, respectively, and a significantly greater percentage of Jackpot's total operating income for 1999 and 1998.

     On August 30, 1999, Jackpot commenced litigation in federal district court for the District of Nevada against Albertson's and Raley's to enforce its rights under its agreement with Albertson's. On September 14, 1999, Jackpot obtained a preliminary injunction to prevent Albertson's and Raley's from interfering with its right to occupy the subject premises and conduct gaming operations. The Court for purposes of its decision ruled that Jackpot's license was coupled to the lease relating to the stores. The injunction permits Jackpot to remain at the stores pending resolution of the dispute. In granting the preliminary injunction, the court required Jackpot to post a $50,000 bond. Albertson's has now made an application to increase the bond to $9 million. In addition, Albertson's and Raley's have made motions for summary judgment. Furthermore, on September 23, 1999, Raley's existing slot route operator commenced an action in Nevada state court against Jackpot, Albertson's, Raley's and the slot route operator at the four other Albertson's southern Nevada locations seeking declaratory and injunctive relief and money damages. The allegations against Jackpot are for alleged fortuitous interference with contract and prospective economic advantage and abuse of process. Jackpot intends to vigorously defend this action.

     No assurance can be given that such litigation will result in Jackpot retaining the right to operate at the 15 stores or not incurring liability as a defendant in the state action. The loss of the 15 locations could have a material adverse effect on the Company's future results of operations. Jackpot's operations in Albertson's stores in other areas of Nevada, as well as new store openings statewide, are unaffected.

     The renewal or extension of agreements with major retail chains has generally resulted in increased monthly fees payable by Jackpot. These contracts often require fixed periodic increases in monthly fees during the term of the contract. With respect to the accounting treatment of fixed periodic increases in monthly fees associated with these contracts, the Company is required to average annual lease costs over the term of the contract. As a result of such accounting treatment, annual lease costs generally increase significantly in the first year of an extended contract for the respective locations covered by the contract and, thereafter, remain constant for existing locations during the term of the contract.

     In September 1998, Jackpot entered into an agreement for a long-term contract extension with one of its largest retail store customers. Pursuant to the terms of the new agreement, which became effective July 1, 1999, rent expense will increase significantly over the previous agreement. Such increase could have a material adverse effect on the Company's results of operations for the year ending June 30, 2000. License, lease and sublease agreements, representing 38 agreements and approximately 1% of 1999 route operations revenues, have terms expiring during 2000.

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

     Casino Operations. On August 13, 1996, Jackpot's Board of Directors approved a plan to dispose of the Owl Club and the Pony Express Casino, the two casinos then operated by Jackpot, as part of its strategy to exit its casino operations. This decision was reached after considering that these casino operations generated unacceptably low returns on capital, possessed limited growth prospects and commanded a disproportionately high amount of management time. On June 29, 1999, Jackpot closed the Owl Club. Although the Company continues to market these two properties for sale, no assurance can be given that such disposals will occur.

Financial Data.
_______________

The table below presents the changes in comparative financial data from 1997 to 1999 (dollars in thousands):

                                   Years Ended June 30,
         ______________________________________________________________________
                      1999                       1998                1997
         ___________________________ __________________________ _______________
                 Percent   Percent           Percent   Percent          Percent
                 of        Increase          of        Increase         of
         Amount  Revenues (Decrease) Amount  Revenues (Decrease) Amount Revenues
         ______  ________ __________ _______ ________ __________ _______ _______
Revenues:
Route
oper-
ations   $93,717  98.0%     3.8%     $90,331   97.1%      1.6%    $88,895  96.7%
Casino
oper-
ations     1,952   2.0    (27.2)       2,682    2.9     (10.9)      3,009   3.3
         _______ _____    _____      _______  _____     _____     _______ _____
Totals    95,669 100.0      2.9       93,013  100.0       1.2      91,904 100.0
         _______ _____    _____      _______  _____     _____     _______ _____
Costs
and
expen-
ses:
Route
oper-
ations    77,765  81.3      5.2       73,927   79.5       5.8      69,905  76.0
Casino
oper-
ations     1,878   2.0    (24.8)       2,499    2.7     (11.9)      2,835   3.1
Amor-
tiza-
tion       1,261   1.3     10.5        1,141    1.2     (34.0)      1,728   1.9
Depre-
ciation    4,108   4.3      9.8        3,740    4.0       8.1       3,461   3.8
General
and
admin-
istra-
tive       3,555   3.7     (5.0)       3,743    4.0      (9.9)      4,153   4.5
Write-
down of
closed
casino     1,200   1.3       -
Costs
of
term-
inated
merger       900    .9       -
         _______ _____    _____      _______  _____     _____     _______ _____
Totals    90,667  94.8      6.6       85,050   91.4       3.6      82,082  89.3
         _______ _____    _____      _______  _____     _____     _______ _____

Oper-
ating
in-
come       5,002   5.2    (37.2)       7,963    8.6     (18.9)      9,822  10.7

Other
income     1,391   1.5    (27.5)       1,918    2.0      24.1       1,546   1.6
         _______ _____    _____      _______  _____     _____     _______ _____

Income
before
income
tax        6,393   6.7    (35.3)       9,881   10.6     (13.1)     11,368  12.3

Pro-
vision
for
income
tax        1,790   1.9    (32.9)       2,668    2.8     (24.3)      3,524   3.8
         _______ _____    _____      _______  _____     _____     _______ _____
Net
income   $ 4,603   4.8%   (36.2)%    $ 7,213    7.8%     (8.0)%   $ 7,844   8.5%
         ======= =====    =====      =======  =====      =====    =======  ====

Route operations revenues attributable to fixed payment leases and revenue sharing contracts for 1999, 1998 and 1997 are summarized below (dollars in thousands):

                            1999               1998               1997

                     _____________________ __________________ __________________
                               Percent             Percent            Percent
                               of route            of route           of route
                               operations          operations         operations
                     Amount    revenues    Amount  revenues   Amount  revenues
                     _______   ___________ _______ __________ _______ __________

Route operations:
  Fixed payment
    leases           $69,990      74.7%    $67,380   74.6%    $60,106   67.6%
  Revenue sharing
    contracts         23,727      25.3      22,951   25.4      28,789   32.4
                     _______     _____     _______  _____     _______  _____
                     $93,717     100.0%    $90,331  100.0%    $88,895  100.0%
                     =======     =====     =======  =====     =======  =====

     The decrease in route operations revenues attributable to revenue sharing contracts in 1998 of $5.8 million (from $28.8 million in 1997 to $23.0 million in 1998) was due principally to the loss of Warehouse Markets, Inc. on June 30, 1997.

1999 compared to 1998
_____________________

     Revenues:

     Total revenues increased $2.7 million, from $93.0 million in 1998 to $95.7 million in 1999. The increase in total revenues of $2.7 million was the net result of an increase of $3.4 million (from $90.3 million in 1998 to $93.7 million in 1999) in route operations revenues and a decrease of $.7 million (from $2.7 million in 1998 to $2.0 million in 1999) in casino operations revenues.

     The increase in route operations revenues of $3.4 million resulted from a combination of additional revenues generated from new and existing locations, net of lost revenues from terminated locations. In 1999, new and existing locations generated additional revenues of $5.4 million and $.5 million, respectively, while terminated locations generated revenues of $2.5 million in 1998.

     Costs and expenses:

     Route operations costs and expenses increased $3.9 million, from $73.9 million in 1998 to $77.8 million in 1999 and, as a percentage of route operations revenues, increased to 83.0% in 1999 from 81.8% in 1998. The increase in route operations costs and expenses of $3.9 million resulted primarily from a combination of an increase of $3.1 million in location rent, which consisted principally of location rent for new locations of existing chain store customers, an increase in payroll costs of $.3 million and an increase in other route operations expenses of $.5 million.

     Amortization expense increased $.1 million, from $1.2 million in 1998 to $1.3 million in 1999, while depreciation expense increased $.4 million, from $3.7 million in 1998 to $4.1 million in 1999. The increase in depreciation expense was principally attributable to new gaming machines purchased in 1998. General and administrative expense decreased $.1 million, from $3.7 million in 1998 to $3.6 million in 1999.

     During the quarter ended June 30, 1999, an agreement which provided for the acquisition of CRC by Jackpot was terminated by the parties.
In addition, Jackpot closed the Owl Club. As a result of the termination of the agreement and the closing of the Owl Club, pretax charges aggregating $2.1 million were recorded in the quarter ended June 30, 1999. Of the $2.1 million, approximately $1.1 million of such charges were non-cash.

     Other income:

     Other income decreased $.5 million, from $1.9 million in 1998 to $1.4 million in 1999. The decrease was primarily from a reduction in other income earned from non-recurring transactions.

     Federal income tax:

     The effective tax rate in 1999 was 28%. Such rate, which approximated the effective tax rate in 1998, was lower than the Federal Statutory rate of 35% primarily because of the tax benefits realized from tax-exempt interest income.

     General:

     Principally as a result of the charges associated with the closing of the Owl Club and the termination of the CRC agreement, operating income in 1999 decreased $3.0 million, from $8.0 million in 1998 to $5.0 million in 1999. Excluding these charges, operating income in 1999 was $7.1 million, which represented a decrease of $.9 million from 1998. Such decrease was due primarily to an increase of $.5 million in amortization and depreciation expense, and to a decrease of $.4 million in the route operations margin, from $16.4 million in 1998 to $16.0 million in 1999.

     Also principally as a result of the Owl Club and CRC charges, net income and diluted earnings per share in 1999 decreased to $4.6 million and $.53 per share, respectively, from $7.2 million and $.79 per share in 1998.

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

     General and administrative expense decreased $.4 million, from $4.1 million in 1997 to $3.7 million in 1998. The decrease in general and administrative expense was due principally to cost reductions in professional services and acquisition related activities.

     Other income:

     Other income increased $.4 million, from $1.5 million in 1997 to $1.9 million in 1998. The increase in other income was due primarily to the increase in interest income earned from cash equivalents and to the receipt of approximately $.1 million for liquidated damages from the potential purchaser of Jackpot's remaining two casinos. Jackpot received such amount as a result of the potential purchaser's withdrawal of his gaming application with the Nevada Gaming Authorities.

     Federal income tax:

     The effective tax rate in 1998 was 27%, which was lower than the 31% rate in 1997 primarily because of the increase in the tax benefit from tax-exempt interest income.

     General:

     Operating income decreased $1.8 million, from $9.8 million in 1997 to $8.0 million in 1998. The decrease in operating income in 1998 resulted primarily from a decrease in the route operations operating margin of $2.6 million and an increase in depreciation expense of $.2 million, offset partially by a decrease in amortization and general and administrative expenses of $1.0 million. The decrease in the route operations operating margin of $2.6 million (from $19.0 million in 1997 to $16.4 million in 1998) was due principally to the increase in location rent expense for existing locations as previously described.

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

     Jackpot has conducted a review of its computer systems and other systems for the purpose of assessing its potential Year 2000 Problem, and is in the process of modifying or replacing those systems which are not Year 2000 compliant. Based upon this review, management believes that the Company's essential systems will be compliant on or about September 30, 1999. However, if modifications are not made or not completed timely, the Year 2000 Problem could have a significant adverse impact on the Company's operations.

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

     All costs related to the Year 2000 Problem are expensed as incurred, while the cost of new hardware is capitalized and amortized over its expected useful life. The costs associated with Year 2000 compliance have not been and are not anticipated to be material to the Company's financial position or results of operations. As of June 30, 1999, the Company had incurred costs of approximately $180,000 principally for internal costs and system applications, and anticipates spending an additional $100,000 to become Year 2000 compliant. The estimated completion date and remaining costs are based upon management's best estimates, as well as third party modification plans and other factors. However, there can be no guarantee that such estimates will occur and actual results could differ.

Forward-looking statements
__________________________

     Certain information included in this Form 10-K and other materials filed or to be filed by the Company with the Securities and Exchange Commission contains statements that may be considered forward-looking. In addition, from time to time, the Company may release or publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, competitive pressures, the loss or nonrenewal of any of Jackpot's significant contracts, the consolidation or disposition of selected locations as a result of the merger of Albertson's, Inc. and American Stores Company (each of which was a significant customer of the Company during the past three fiscal years) conditioning or suspension of any gaming license, unfavorable changes in gaming regulations, adverse results of significant litigation matters, possible future financial difficulties of a significant customer and the continued growth of the gaming industry and population in Nevada. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. The Company assumes no obligation to update or supplement forward-looking statements as a result of new circumstances or subsequent events.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk
          _________________________________________________________

     On March 10, 1999, the Company purchased a total of 1,014,400 shares of common stock of Players in an open market transaction. The Company acquired the shares of Players common stock because the purchase price for those shares was significantly below the per share consideration which the Company had agreed to pay for all outstanding shares of Players pursuant to the Agreement and Plan of Merger dated as of February 8, 1999, which provided for the merger of Players into a wholly-owned subsidiary of the Company. For further information concerning the termination of the merger with Players and the purchase of Players common stock by the Company, see Note 11 of Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

     The shares of Players which the Company acquired are being held by the Company pending consummation of the merger with Harrah's Entertainment, Inc. and Players. However, unless and until the merger is consummated or the Company sells the Players shares in the open market prior to the consummation of the merger, the Company is exposed to equity price risk on those shares. The Company has not attempted to reduce or eliminate its market exposure on those shares. A 10% adverse change in the price of the Players common stock from the price at June 30, 1999 would result in a decrease of approximately $729,000 in the fair value of Players common stock owned by the Company at June 30, 1999.

     Except for the purchase described above, Jackpot invests its available cash in marketable municipal bonds and money market funds. No trading portfolios are available for the sale of these investments. Therefore, Item 7A disclosure is not applicable for these investments.

Item 8.  Financial Statements and Supplementary Data
         ___________________________________________

     The Financial Statements and Supplementary Data required by this
Item 8 are set forth as indicated in Item 14(a)(1)(2).

Item 9. Changes in and Disagreements with Accountants on Accounting and
        _______________________________________________________________
        Financial Disclosure
        ____________________

        Not applicable.

                                PART III

Item 10. Directors and Executive Officers of the Registrant
         __________________________________________________

Directors of the Registrant
___________________________

     At the Special Meeting of Stockholders on September 14, 1999, four directors were elected to serve and hold office (subject to Jackpot's By-Laws) until the next annual meeting of stockholders and until a respective successor is elected and qualified.

     The directors of Jackpot (none of whom has a family relationship with one another) are as follows:


           Name             Age         Position
_______________________     ___    __________________________________

Allan R. Tessler            62     Chairman of the Board

Don R. Kornstein            47     President, Chief Executive Officer
                                   and Director

David R. Markin             68     Director

Robert L. McDonald, Sr.     79     Director


     Allan R. Tessler has served as Chairman of the Board since May 1994 and has been a director of Jackpot since 1980. Mr. Tessler also served as Secretary of Jackpot from 1980 through August 1993. He has been Chairman and Chief Executive Officer of International Financial Group, Inc., an international merchant banking firm, since 1987. He has been Co-Chairman and Co-Chief Executive Officer of Data Broadcasting Corporation, a securities market data supplier, since June 1992. Mr. Tessler has been Chairman of the Board of Enhance Financial Services, Inc., an insurance holding company, since 1986, and was Chairman of the Board of Great Dane Holdings Inc., a diversified holding company, from 1987 through December 1996. He is also a director of The Limited, Inc., Allis-Chalmers Corporation and Marketwatch.com Inc.

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

     David R. Markin has been a director of Jackpot since 1980. Mr. Markin has been Chairman of the Board, Chief Executive Officer and President of Checker Motors Corporation ("Checker"), an automobile parts manufacturer and taxicab fleet operator since 1970. Mr. Markin is also presently President of Checker Holdings Corp. IV, the parent company of Checker. Mr. Markin was President and Chief Executive Officer of Great Dane Holdings Inc. from 1989 through December 1996. Mr. Markin is also a director of Enhance Financial Services, Inc. and Data Broadcasting Corporation.

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

Executive Officers of the Registrant
____________________________________

     The executive officers of Jackpot are appointed by the Board of Directors for an unspecified term and can be terminated at the Board's discretion; however, Mr. Kornstein has an employment agreement with Jackpot which currently expires on September 30, 2002. The agreement is automatically extended for additional one year periods on each October 1 unless, not later than the March 31, immediately preceding each October 1, notice is given by Jackpot or Mr. Kornstein. The current executive officers of Jackpot (none of whom has a family relationship with one another), their ages and positions are as follows:


                                                       Year Became An
     Name          Age    Position                     Executive Officer
________________   ___    __________________________   _________________

Don R. Kornstein    47    President, Chief Executive
                          Officer and Director               1994

George Congdon      50    Senior Vice President -
                          Operations                         1995

Bob Torkar          48    Senior Vice President -
                          Finance, Treasurer and
                          Chief Accounting Officer           1991


     George Congdon was appointed Senior Vice President - Operations of Jackpot on May 11, 1995. From October 1990 to May 1995, Mr. Congdon held various management positions with certain of Jackpot's subsidiaries, including Vice President of Route Operations and Senior Vice President of Operations. Prior to October 1990, Mr. Congdon was employed for over sixteen years in various operating positions by Bally Manufacturing, Inc. and Bally Distributing, Inc., gaming machine manufacturers and distributors.

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

Item 11.    Executive Compensation
            ______________________

     The following table sets forth certain information concerning compensation for those persons who were (i) the Chief Executive Officer, and (ii) the other most highly paid executive officers whose total annual salary and bonus exceeded $100,000 (collectively, the "Named Executives") for service provided for the fiscal years ended June 30, 1999, 1998 and 1997.


                      SUMMARY COMPENSATION TABLE

                   Annual Compensation            Long-Term Compensation
                  _______________________________ _______________________
                                                    AWARDS    PAYOUTS
                                                  ___________ _______
                                                     Stock
Name and                                Other        Option
Principal    Fiscal                     Annual       Awards
Position      Year  Salary    Bonus     Compensation (in      LTIP   All Other
                                           (1)        shares)Payout Compensation
                                                       (2)
_________   ______  ________  ________  ____________ _______ ______ ____________
Don R.
Kornstein   1999   $725,000   $350,000(3)    --      27,500    --      $7,217(6)
President   1998   $725,000   $ 97,000(4) $98,603(5) 27,500    --      $9,228(6)
and Chief   1997   $715,695   $169,000(4)    --      27,500    --      $7,500(6)
Executive
Officer

George
Congdon     1999   $160,000  $ 90,000(7)     --      25,000    --          --
Senior Vice 1998   $145,000  $ 65,000(7)     --      30,000    --          --
President-  1997   $115,000  $ 75,000(7)     --      10,000    --          --
Operations

Bob Torkar
Senior Vice
President-  1999   $150,000  $ 90,000(7)     --      20,000    --          --
Finance,    1998   $145,000  $ 55,000(7)     --      30,000    --          --
Treasurer   1997   $115,000  $ 75,000(7)     --      10,000    --          --
and Chief
Accounting
Officer
_____________________________________

(1) The Named Executives each received certain perquisites, the aggregate value of which did not exceed, except as indicated, as to any Named Executive in any of the last three fiscal years, the lesser of $50,000 or 10% of such Named Executive's annual salary and bonus.

(2) Represents the number of shares subject to options granted during such fiscal year.

(3) Includes incentive compensation of $60,000 based on a predetermined formula with respect to fiscal 1999 and an additional bonus of $290,000 which, although it was discretionary, was awarded in part because of the Company's receipt of a break-up fee as a result of termination of the merger agreement with Players.

(4) Represents incentive compensation based on a predetermined formula.

(5) Includes $78,867 for reimbursement by Jackpot to Mr. Kornstein for relocation related costs associated with the sale of Mr. Kornstein's residence. Pursuant to his employment agreement, such reimbursement includes $32,375 for taxes.

(6) Represents premiums paid by Jackpot for term life insurance for the benefit of Mr. Kornstein.

(7) Represents a discretionary bonus awarded based on performance.

Option Grants
_____________

     The following table summarizes information concerning individual grants of options, including the potential realizable dollar value of grants of options made during the fiscal year ended June 30, 1999, to each Named Executive, assuming that the market value of the underlying security appreciates in value, from the date of grant to the end of the option term, at the assumed rates indicated in the following table.


                       FISCAL 1999 OPTION GRANTS

                                                   Potential Realizable Value
                                                        At Assumed Annual
                                                      Rates of Stock Price
                                                        Appreciation for
                  Individual Grants                      Option Term (1)
______________________________________________________________________________
             Number of
             Securities     Percent of Total
             Underlying     Options Granted  Exercise
             Options        to Employees in  Price     Expiration
Name         Granted (#)    Fiscal Year (2)  ($/Share)   Date    5%($) 10%($)
______________________________________________________________________________

Don R.
Kornstein    27,500 (3)        17%            $ (3)    6/30/04 $64,625 $142,175

George
Congdon      25,000 (4)        15%            $12.25   7/20/03 $84,500 $187,000

Bob
Torkar       20,000 (4)        12%            $12.25   7/20/03 $67,600 $149,600

___________________

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

(3) As a member of the Board of Directors on June 30, 1999, Mr. Kornstein was automatically granted an option to purchase 27,500 shares of Common Stock on such date. Pursuant to the 1992 Incentive and Non-qualified Stock Option Plan, the exercise price for each June 30 automatic grant will be the fair market value of the Common Stock on the following September 30. For purposes of computing the potential realizable value of stock price appreciation for Mr. Kornstein's 1999 option grant, an exercise price of $9.00 was assumed. Such price was the fair market value of the Common
    Stock on September 22, 1999.

(4) Such option vests as to one-half of the securities underlying the option on July 20, 1999 and 2000, respectively.

Option Exercises and Fiscal Year-End Values
___________________________________________

     The following table summarizes information with respect to the exercise of options to purchase Common Stock of Jackpot during the last fiscal year by each of the Named Executives and the value of unexercised options held by each of them as of the end of fiscal 1999. None of the Named Executives exercised any options during fiscal 1999.

                   AGGREGATED OPTION EXERCISES IN FISCAL 1999
                        AND FISCAL YEAR-END OPTION VALUES

                                   Number of Shares
                                     Underlying          Value of Unexercised
              Shares             Unexercised Options     In-the-Money Options
             Acquired   Value    at Fiscal Year-End(#)   at Fiscal Year-End($)
           on Exercise Realized     Exercisable/              Exercisable/
Name          (#)       ($)         Unexercisable          Unexercisable (1)
__________ ___________ ________  _____________________   _____________________
Don R.
Kornstein      -           -        810,000/27,500                $0/0

George
Congdon        -           -         40,000/35,000                $0/0

Bob Torkar     -           -         40,000/30,000                $0/0

_____________________________________

(1) Based on the closing price of $8.50 for Jackpot's Common Stock on the New York Stock Exchange on June 30, 1999.

Director Compensation
_____________________

     Directors who are not salaried employees of the Company receive annual fees of $32,000. In addition, a director who serves as a member of the Compensation Committee and/or Audit Committee is entitled to receive $10,800 and $7,200 per year, respectively. For the fiscal year ended June 30, 1999, Messrs. Tessler, Markin and McDonald received aggregate fees of $50,000, $50,000 and $42,800, respectively. Mr. Kornstein did not receive any fees for service on the Board of Directors during fiscal 1999.

     The 1992 Incentive and Non-qualified Stock Option Plan (the "1992 Plan") provides that each individual who is a member of the Board of Directors on June 30 of any year, including any future director on any such date, will automatically be granted a nonqualified option to purchase 27,500 shares of Common Stock on each such June 30. The exercise price for each June 30 grant will be 100% of the fair market value of the Common Stock on the following September 30. Each option granted to a director will become exercisable after September 30 of each year and expire five years from the date of grant. On June 30, 1999 options to purchase an aggregate of 110,000 shares of Common Stock (27,500 each to Messrs. Tessler, Kornstein, Markin and McDonald) were automatically granted pursuant to the terms of the 1992 Plan.

Employment Agreements
_____________________

     Jackpot has an employment agreement (the "Agreement") with Mr. Kornstein, which became effective on September 8, 1994, and currently expires on September 30, 2002. The Agreement is automatically extended for additional one year periods on each October 1 unless, not later than March 31, immediately preceding each October 1, notice is given by either the Company or Mr. Kornstein. From September 19, 1994 through September 7, 1996, Mr. Kornstein's annual base salary was $675,000. Presently, Mr. Kornstein's annual base salary, which became effective September 8, 1996, is $725,000.

     The Agreement provides for an annual bonus for each fiscal year equal to (i) 2% of the amount up to the first $5 million by which the Company's earnings before interest, taxes, depreciation, amortization and certain other items, as defined in the Agreement ("EBITDA") for such fiscal year exceeds $10 million, (ii) 4% of the amount up to the first
$5 million by which EBITDA for such fiscal year exceeds $15 million,
(iii) 5% of the amount up to the first $5 million by which EBITDA for such fiscal year exceeds $20 million, (iv) 6% of the amount up to the first $5 million by which EBITDA for such fiscal year exceeds $25 million, plus, and (v) 7% of the amount by which EBITDA for such fiscal year exceeds $30 million. The Board of Directors may, in its discretion, grant Mr. Kornstein additional bonuses.  From the inception of the
Agreement through fiscal 1998, no such additional bonuses were granted
to Mr. Kornstein.   For the fiscal year ended June 30, 1999, the Board
granted an additional bonus of $290,000 to Mr. Kornstein, which, although it was discretionary, was awarded in part because of the Company's receipt of a break-up fee as a result of termination of the merger agreement with Players. In addition, the Company, at its cost, provides term life and disability insurance to Mr. Kornstein in the amount of $5 million and $25,000 per month, respectively.

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

     In the event of a termination of the Agreement by the Company without cause (as defined in the Agreement), for "Good Reason", or a "Change in Control" (as described below), Mr. Kornstein would receive a lump sum amount equal to his base salary, which would have been in effect for the three year period commencing on the date of termination, plus his bonus for a three year period, pursuant to a formula, as well certain pension and welfare benefit coverage to the extent not provided to Mr. Kornstein by a subsequent employer. Assuming such termination occurred on or about September 28, 1999 such lump sum payment would be approximately $2.8 million. In addition, Mr. Kornstein would receive any amount necessary to reimburse him for any excise tax imposed under the Internal Revenue Code, including any tax payable by reason of such reimbursement. Mr. Kornstein agreed that for a period of three years following the termination of his employment, for any reason, he will not compete with Jackpot or its subsidiaries.

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

Compensation Committee Interlocks and Insider Participation
___________________________________________________________

     The Compensation Committee consists of three non-employee directors. Currently the members of the Compensation Committee are Messrs. Tessler, Markin and McDonald. See "Item 13. Certain Relationships and Related Transactions", for a description of transactions and agreements in which members of the Compensation Committee and their associates were involved. None of the executive officers of Jackpot serves as a director of another corporation in a case where an executive officer of such other corporation serves as a director of Jackpot.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          ______________________________________________________________

     The following table sets forth as of September 1, 1999, certain information regarding the shares of Common Stock beneficially owned by
(i) each beneficial holder of more than five percent of the outstanding shares of Common Stock ("Beneficial Holder"), (ii) each director, (iii) each Named Executive, and (iv) all directors and executive officers of Jackpot as a group.

                     OWNERSHIP OF JACKPOT COMMON STOCK
________________________________________________________________________
                                          Amount and Nature
Name of Beneficial Holder,                of Beneficial
Director, Named Executive                 Ownership of      Percent of
or Identity of Group                      Common Stock (6)  of Class (6)
________________________________________________________________________

Beneficial Holders:
___________________

Don R. Kornstein (1)                       837,500            8.86%
Gabelli Funds, Inc.                        516,000 (2)        5.99%
Dimensional Fund Advisors Inc.             492,878 (3)        5.72%
Private Capital Management, Inc.           473,600 (4)        5.50%
The Pavia and Powers Group                 465,700 (5)        5.40%

Directors other than Mr. Kornstein:
___________________________________

David R. Markin                            438,553            4.98%
Allan R. Tessler                           388,031            4.40%
Robert L. McDonald, Sr.                    301,652            3.42%

Named Executives other than Mr. Kornstein:
__________________________________________

George Congdon                              52,500               *
Bob Torkar                                  50,000               *

All directors and executive
officers as a group (6 persons)          2,068,236           20.38%

________________________________________________________________________
*less than one percent


(1) Mr. Kornstein has an address in care of the Company at 1110 Palms Airport Drive, Las Vegas, Nevada 89119.

(2) Based solely upon a Schedule 13D dated January 22, 1998, which was filed by Mario J. Gabelli and various entities which Mr. Gabelli directly or indirectly controls or for which he acts as chief investment officer, and a Schedule 13F for the period ended June 30, 1998. The address of Gabelli Funds, Inc. is One Corporate Center, Rye, NY 10580.

(3) Dimensional Fund Advisors Inc. ("Dimensional"), a registered investment advisor, is deemed to have beneficial ownership of 492,878 shares of Jackpot's Common Stock, all of which shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional Fund Advisors Inc. serves as investment manager. Dimensional disclaims beneficial ownership of all such shares. All of the above information has been provided by Dimensional and is based solely upon a Schedule 13G, dated February 9, 1998 and an amendment thereto filed on February 11, 1999. The address of Dimensional's principal business office is 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401.

(4) Based solely upon a Schedule 13G, dated February 16, 1999, Private Capital Management, Inc., a registered investment advisor, and Bruce
    S. Sherman are deemed to have beneficial ownership of an aggregate of 473,600 shares of Jackpot's common stock. Bruce S. Sherman is President of Private Capital Management, Inc. and exercises shared dispositive power with respect to the shares held by it on behalf of its clients. Mr. Sherman disclaims the existence of a group. The address of Private Capital Management, Inc.'s principal business office is 3003 Tamiami Trial North, Naples, Florida 34109.

(5) Based solely upon Schedule 13D (Amendment No. 2), dated May 21, 1998, which states Bolero Investment Group, L.P. ("Bolero"), Kenneth
    W. Pavia, Sr. ("Mr. Pavia"), FHI, Inc. ("FHI"), Florence Partners, Inc. ("Florence Partners") and Charles Powers ("Mr. Powers") (the "Reporting Persons", and collectively the "Pavia and Powers Group") may be deemed a group pursuant to the provisions of Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the "Act"). By reason of the provisions of Rule 13d-5 under the Act, any member of the Pavia and Powers Group may be deemed to own all shares beneficially owned by such group. Florence Partners and Mr. Powers do not affirm the existence of such a group and disclaim beneficial ownership of shares beneficially owned by Bolero, FHI and Mr. Pavia. Bolero, FHI and Mr. Pavia also do not affirm the existence of such a group and disclaim beneficial ownership of shares beneficially owned by Florence Partners and Mr. Powers.
    The address of the Pavia and Powers Group is Ingraham Building, 25 S.E. 2nd Avenue, Suite 720, Miami, FL 33131.

(6) Includes shares of Common Stock which may be acquired upon the exercise of vested options held by the following: Mr. Tessler (197,668), Mr. Kornstein (837,500), Mr. Markin (197,668),
    Mr. McDonald (197,668),  Mr. Congdon (52,500), Mr. Torkar (50,000)
    and all directors and executive officers as a group (1,533,004). Excludes shares of Common Stock which may be acquired upon the exercise of unvested options held by the following: Mr. Congdon (42,500), Mr. Torkar (40,000) and all directors and executive officers as a group (82,500). The nature of the beneficial ownership for all the shares is sole voting and investment power.

Item 13. Certain Relationships and Related Transactions
         ______________________________________________

     Robert L. McDonald, Sr., a director of Jackpot, is a senior partner in the law firm of McDonald Carano Wilson McCune Bergin Frankovich & Hicks LLP ("McDonald Carano"), counsel to Jackpot. In addition, A. J. Hicks, a partner in McDonald Carano, is the Secretary of Jackpot. For the fiscal year ended June 30, 1999, the amount of fees paid by the Company to McDonald Carano, based on representations provided by McDonald Carano to the Company, did not exceed 5% of the gross revenues of such firm for its last full fiscal year. The Company believes that the amount and terms of payment for the services provided by McDonald Carano were at least as favorable to the Company as the amount and terms of payment for such services that could have been obtained from unaffiliated third parties.

                                 PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          _______________________________________________________
          Form 8-K
          ________

   (a) (1) and (2)  Consolidated Financial Statements and Schedules

                    For a list of the consolidated financial statements and consolidated financial statement schedules filed as a part of this annual report on Form 10-K, see "Index to Financial Statements, Supplementary Data and Financial Statement Schedules" on page F-1.

   (a) (3) The exhibits filed and incorporated by reference are listed in the index of Exhibits required by Item 601 of Regulation S-K at Item (c) below.

   (b)              Reports on Form 8-K

                    During the last quarter of the fiscal year ended June 30, 1999, Jackpot filed no reports on Form 8-K.

   (c)              Exhibits

          3.1 Articles of Incorporation of the Registrant, as amended (A)
          3.2       By-laws of the Registrant, as amended (A)
          3.3       Form of Amendment to Articles of Incorporation of
                    Registrant (E)
          4.1       Stockholder Rights Agreement dated as of July 11,
                    1994 between the Registrant and Continental Stock Transfer & Trust Company, as Rights Agent (F)
         10.1       1990 Incentive and Nonqualified Stock Option Plan (B)(L)
         10.2       Indemnification Agreement (Sample) (C)
         10.3       1992 Incentive and Non-qualified Stock Option Plan (D)(L)
         10.4       Employment Agreement with Don R. Kornstein (G)(L)
         10.5       License agreement with American Drug Stores, Inc. (H)
         10.6       License agreement with American Drug Stores, Inc. (H)
         10.7       License agreement with Lucky Stores, Inc. (H)
         10.8       License agreement with Kmart Corporation (I)
         10.9       License agreement with Albertson's, Inc. (I)
         10.10      License agreement with Rite Aid Corporation (J)
         10.11      License agreement with Rite Aid Corporation (J)
         21.1       List of Registrant's subsidiaries (K)
         23.1       Consent of Deloitte & Touche LLP (K)
         27.1       Financial Data Schedule (EDGAR version only)

                    (A) Incorporated by reference to Registrant's Annual
                        Report on Form 10-K for the year ended June 30, 1989.

                    (B) Incorporated by reference to Registrant's
                        Registration Statement on Form S-3 dated
                        December 12, 1990 (Registration No. 33-38210).

                    (C) Incorporated by reference to Registrant's Annual
                        Report on Form 10-K for the year ended June 30, 1991.

                    (D) Incorporated by reference to Registrant's 1992
                        Proxy Statement.

                    (E) Incorporated by reference to Registrant's 1993
                        Proxy Statement.

                    (F) Incorporated by reference to Registrant's Form
                        8-A dated July 12, 1994.

                    (G) Incorporated by reference to Registrant's Form
                        10-Q for the quarter ended September 30, 1994.

                    (H) Incorporated by reference to Registrant's Annual
                        Report on Form 10-K for the year ended June 30, 1997.

                    (I) Incorporated by reference to Registrant's Annual
                        Report on Form 10-K for the year ended June 30, 1998.

                    (J) Incorporated by reference to Registrant's Form
                        10-Q for the quarter ended March 31, 1999.

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


Dated:  September 28, 1999               JACKPOT ENTERPRISES, INC.
                                               (Registrant)


                                         By: /s/ Don R. Kornstein
                                         _____________________________
                                         Don R. Kornstein
                                         President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                   Title                     Date
_________                   _____                     ____

/s/ Don R. Kornstein        President, Chief
___________________________ Executive Officer
Don R. Kornstein            and Director
                            (Principal Executive
                            Officer)                  September 28, 1999

/s/ Bob Torkar              Senior Vice President-
___________________________ Finance, Treasurer and
Bob Torkar                  Chief Accounting Officer
                            (Principal Financial and
                            Accounting Officer)       September 28, 1999

/s/ Allan R. Tessler        Chairman of the Board     September 28, 1999
___________________________
Allan R. Tessler

/s/ David R. Markin         Director                  September 28, 1999
___________________________
David R. Markin

/s/ Robert L. McDonald, Sr. Director                  September 28, 1999
___________________________
Robert L. McDonald, Sr.


                JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
            INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA
                    AND FINANCIAL STATEMENT SCHEDULES
                           [ITEMS 8 AND 14(a)]



(1)  FINANCIAL STATEMENTS:

     Independent Auditors' Report

     Consolidated Balance Sheets
       June 30, 1999 and 1998

     Consolidated Statements of Income
       Years Ended June 30, 1999, 1998 and 1997

     Consolidated Statements of Stockholders' Equity
       Years Ended June 30, 1999, 1998 and 1997

     Consolidated Statements of Cash Flows
       Years Ended June 30, 1999, 1998 and 1997

     Notes to Consolidated Financial Statements

(2)  SUPPLEMENTARY DATA:

     Quarterly Financial Information
       Years Ended June 30, 1999 and 1998

(3)  FINANCIAL STATEMENT SCHEDULES

     Financial Statement Schedules are omitted because of the absence of conditions under which they are required or because the required information is provided in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

Jackpot Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Jackpot Enterprises, Inc. and subsidiaries (the "Company") as of June 30, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Las Vegas, Nevada
September 24, 1999

                 JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
              CONSOLIDATED BALANCE SHEETS - JUNE 30, 1999 AND 1998
                             (Dollars in thousands)



      ASSETS                                   1999             1998
      ______                                 ________         ________

Current assets:
  Cash and cash equivalents                  $ 47,637         $ 50,275
  Short-term investments, at fair value         7,292             -
  Prepaid expenses                              1,515            1,594
  Other current assets                          1,985            2,225
                                             ________         ________
    Total current assets                       58,429           54,094
                                             ________         ________

Property and equipment, at cost:
  Land and buildings                              435            1,535
  Gaming equipment                             29,418           28,988
  Other equipment                               4,546            4,758
  Leasehold improvements                          368              354
                                             ________         ________
                                               34,767           35,635
  Less accumulated depreciation               (21,010)         (19,850)
                                             ________         ________
                                               13,757           15,785
Lease acquisition costs and other
  intangible assets, net of
  accumulated amortization of
  $3,404 and $4,607                             3,119            2,231

Goodwill, net of accumulated
  amortization of $2,879 and $2,713             3,743            3,908

Lease and other security deposits               1,242            3,082

Other non-current assets                        2,005             -
                                             ________         ________

    Total assets                             $ 82,295         $ 79,100
                                             ========         ========


See Notes to Consolidated Financial Statements.

                  JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
              CONSOLIDATED BALANCE SHEETS - JUNE 30, 1999 AND 1998
                    (Dollars in thousands, except share data)
                                   (Concluded)


LIABILITIES AND STOCKHOLDERS' EQUITY                  1999       1998
____________________________________                ________   ________

Current liabilities:
  Accounts payable                                  $  1,794   $  1,434
  Other current liabilities                            3,000      3,508
                                                    ________   ________
      Total current liabilities                        4,794      4,942

Deferred rent                                          2,554      2,377
Deferred income tax                                      333        849
Other liabilities                                       -            61
                                                    ________   ________
      Total liabilities                                7,681      8,229
                                                    ________   ________
Commitments and contingencies (Note 8)

Stockholders' equity:
  Preferred stock - authorized
    1,000,000 shares of $1 par value;
    none issued
  Common stock - authorized
    30,000,000 shares of $.01 par
    value; 9,860,252 and 9,854,327
    shares issued                                         99         99
  Additional paid-in capital                          66,465     66,376
  Retained earnings                                   21,069     16,466
  Less 1,243,714 and 1,080,372 shares of
    common stock in treasury, at cost                (13,776)   (12,070)
  Unrealized gain on available-for-sale
    securities, net of tax                               757       -
                                                    ________   ________
      Total stockholders' equity                      74,614     70,871
                                                    ________   ________
      Total liabilities and
        stockholders' equity                        $ 82,295   $ 79,100
                                                    ========   ========



See Notes to Consolidated Financial Statements.

                  JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    YEARS ENDED JUNE 30, 1999, 1998 AND 1997
                  (Dollars in thousands, except per share data)

                                          1999       1998       1997
                                        _______    _______    _______
Revenues:
  Route operations                      $93,717    $90,331    $88,895
  Casino operations                       1,952      2,682      3,009
                                        _______    _______    _______
    Totals                               95,669     93,013     91,904
                                        _______    _______    _______

Costs and expenses:
  Route operations                       77,765     73,927     69,905
  Casino operations                       1,878      2,499      2,835
  Amortization                            1,261      1,141      1,728
  Depreciation                            4,108      3,740      3,461
  General and administrative              3,555      3,743      4,153
  Write-down of closed casino             1,200        -          -
  Costs of terminated merger                900        -          -
                                        _______    _______    _______
    Totals                               90,667     85,050     82,082
                                        _______    _______    _______

Operating income                          5,002      7,963      9,822
                                        _______    _______    _______

Other income:
  Interest and other income               1,391      1,918      1,546
                                        _______    _______    _______
    Totals                                1,391      1,918      1,546
                                        _______    _______    _______
Income before income tax                  6,393      9,881     11,368
                                        _______    _______    _______
Provision for Federal income tax:
  Current                                 2,306      2,452      3,086
  Deferred                                 (516)       216        438
                                        _______    _______    _______
    Totals                                1,790      2,668      3,524
                                        _______    _______    _______

Net income                              $ 4,603    $ 7,213    $ 7,844
                                        =======    =======    =======

Basic earnings per share                $   .53    $   .80    $   .85
                                        =======    =======    =======

Dilutive earnings per share             $   .53    $   .79    $   .84
                                        =======    =======    =======

See Notes to Consolidated Financial Statements.


                  JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 1999, 1998 AND 1997
            (Dollars and shares in thousands, except per share data)

                                                               Accumu-
                                                               lated
                                                  Treasury     Other
          Common Stock  Additional                 Stock       Compre-
          _____________ Paid-In      Retained  _______________ hensive
          Shares Amount Capital      Earnings  Shares  Amount  Income   Totals
          ______ ______ _________ ____________ ______ ________ ________ _______
[S]       [C]    [C]    [C]       [C]          [C]    [C]      [C]      [C]

Balance
July 1,
1996      9,631   $96   $64,129     $ 2,905     (294) $ (3,635)         $63,495

Compre-
hensive
income:
Net
income                                7,844                               7,844
Other
compre-
hensive
income                                                            -        -

Compre-
hensive                                                                 _______
income                                                                    7,844
Tax ben-
efit
from
stock
options                      48                                              48
Cash
divi-
dends
($.16
per
share)                               (1,496)                             (1,496)
Issuance
and
receipt
of
shares
on
exercise
of
stock
options     193     2     1,856                 (164)   (1,665)             193
Re-
purchases
of common
stock                                           (284)   (2,803)          (2,803)
          _____   ___   _______     _______   ______  ________  ____    _______
Balance
June 30,
1997      9,824    98    66,033       9,253     (742)   (8,103)          67,281

Compre-
hensive
income:
Net
income                                7,213                               7,213
Other
compre
hensive
income                                                            -        -
                                                                        _______
Compre-
hensive
income                                                                    7,213
Issuance
of shares
on
exercise
of stock
options      30     1       343                                             344
Re-
purchases
of
common
stock                                           (338)   (3,967)          (3,967)
          _____   ___   _______     _______   ______  ________  ____    ______
Balance
June 30,
1998      9,854   99     66,376       16,466  (1,080)  (12,070)          70,871

Compre-
hensive
income:
Net
income                                4,603                               4,603
Other
compre-
hensive
income:
Unrealized
gain on
available-
for-sale
securi-
ties,
net of
tax
of $408                                                         $757        757
                                                                        _______
Compre-
hensive
income                                                                    5,360
Tax
benefit
from
stock
options                      22                                              22
Issuance
of shares
on
exercise
of stock
options       6              67                                              67
Re-
purchases
of common
stock                                           (164)   (1,706)          (1,706)
          _____   ___   _______     _______   ______  ________  ____    ______
Balance
June 30,
1999      9,860   $99   $66,465     $21,069   (1,244) $(13,776) $757    $74,614
          =====   ===   =======     =======   ======  ========  ====    =======

See Notes to Consolidated Financial Statements.

                  JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 1999, 1998 AND 1997
                             (Dollars in thousands)

                                                 1999      1998      1997
                                               ________  ________  ________

Operating activities:
  Net income                                   $  4,603  $  7,213  $  7,844
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization               5,369     4,881     5,189
      Deferred Federal income tax                  (516)      216       438
      Write-down of closed casino                 1,200       -         -
      Increase (decrease) from changes in:
        Prepaid expenses and other current
          assets                                    261      (373)      174
        Other non-current assets                  1,244        52       (51)
        Accounts payable and other current
          liabilities                            (1,270)     (621)    1,585
        Deferred rent and other liabilities         116       468      (595)
                                               ________  ________  ________
          Net cash provided by operating
            activities                           11,007    11,836    14,584
                                               ________  ________  ________

Investing activities:
  Purchase of marketable securities              (6,127)      -         -
  Proceeds from sales of equipment and other
    non-current assets                            1,757       403     1,625
  Purchases of property and equipment            (5,655)   (6,235)   (3,393)
  Increase in lease acquisition costs and
    other intangible and non-current assets      (2,061)     (211)     (524)
  Lease and other security deposits                 -         -         477
  Other, net                                         80       160       258
                                               ________  ________  ________
          Net cash used in investing
            activities                          (12,006)   (5,883)   (1,557)
                                               ________  ________  ________

Financing activities:
  Proceeds from issuance of common stock             67       344       193
  Repurchases of common stock                    (1,706)   (3,967)   (2,803)
  Dividends paid                                                     (1,496)
                                               ________  ________  ________
          Net cash used in financing
            activities                           (1,639)   (3,623)   (4,106)
                                               ________  ________  ________

Net increase (decrease) in cash and
  cash equivalents                               (2,638)    2,330     8,921
Cash and cash equivalents at
  beginning of year                              50,275    47,945    39,024
                                               ________  ________  ________
Cash and cash equivalents at end of year       $ 47,637  $ 50,275  $ 47,945
                                               ========  ========  ========


Supplemental disclosures of cash flow data:
  Cash paid during the year for:
    Federal income tax                         $  2,400  $  2,750  $  1,840

Non-cash investing and financing activities:
  Common stock surrendered on exercise of
    stock options                              $    -    $    -    $  1,665
  Tax benefit from exercise of stock options   $     22  $    -    $     48



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

  Principles of consolidation:
    The accompanying consolidated financial statements include the accounts of Jackpot Enterprises, Inc. and its controlled subsidiaries ("Jackpot" or the "Company"). All material intercompany accounts and transactions are eliminated. Unless the context indicates otherwise, references to "1999", "1998" and "1997" are for the fiscal years ended June 30, 1999, 1998 and 1997, respectively.

  Use of estimates:
    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and notes. Actual results could differ from those estimates.

  Cash equivalents:
    Cash equivalents are liquid investments comprised primarily of marketable municipal bonds and money market accounts with maturities of three months or less when acquired and are considered cash equivalents for purposes of the consolidated statements of cash flows. Cash equivalents are stated at cost which approximates fair value due to their short maturity. Cash and cash equivalents include cash equivalents of $35,489,000 and $38,728,000 at June 30, 1999 and 1998.

  Investments:
    Jackpot accounts for investments in debt and equity securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). This statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities, and requires such securities be classified as either held to maturity, trading, or available-for-sale. Management determines the appropriate classification of its investments in securities at the time of purchase and reevaluates such classification at each balance sheet date. SFAS 115 requires that available-for-sale securities be carried at fair value with unrealized gains, net of tax, reported as a separate component of stockholders' equity. Unrealized gains and losses for available-for-sale securities are excluded from earnings. There were no realized gains or losses from sales of investment securities in 1999, 1998 and 1997.

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

                 Buildings              30 to 40 years
                 Gaming equipment        4 to  7 years
                 Other equipment         3 to  7 years
                 Leasehold improvements  1 to 12 years

  Lease acquisition costs and other intangible assets:
    Significant incremental costs associated with the acquisition of location leases are capitalized. Incremental costs capitalized and amounts allocated to lease acquisition costs are amortized on a straight-line basis over the term of the related leases, including expected renewals, which range from 1 to 12 years. Lease acquisition costs and other intangible assets include lease acquisition costs, net of accumulated amortization, of $3,119,000 and $1,907,000 as of June 30, 1999 and 1998.

  Goodwill:
    Goodwill represents the excess of the costs of acquired businesses over the fair value of their net assets when acquired and is amortized on a straight-line basis over a period of 40 years.

  Recently issued accounting standards:
    In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS 131"), which is effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes additional standards for segment reporting in the financial statements. Jackpot adopted this statement on July 1, 1998. SFAS 131 had no impact on the Company's disclosures.

    In April 1998, the American Institute of Certified Public
    Accountants' Accounting Standards Executive Committee issued Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities".
    This standard provides guidance on the financial reporting for start-up costs and organization costs. This standard requires costs of start-up activities and organization costs to be expensed as incurred, and is effective for fiscal years beginning after December 15, 1998, although earlier application is encouraged. The Company adopted this standard on July 1, 1999. This statement will not have a significant effect on Jackpot's results of operations or its financial position.

    In June 1998, the FASB issued Statement of Financial Accounting
    Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for fiscal years beginning after June 15, 2000. SFAS 133 establishes additional accounting and reporting standards for derivative instruments and hedging activities. Presently, Jackpot does not have any derivative instruments, nor does the Company participate in hedging activities. Accordingly, SFAS 133 is not expected to have a significant effect on the results of operations or related disclosures.

Note 2  - Comprehensive income:
    Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Jackpot adopted this statement on July 1, 1999.

Note 3 - Casino operations:
    On August 13, 1996, Jackpot's Board of Directors (the "Board") approved a plan to dispose of Jackpot Owl, Inc. (the "Owl Club") and Jackpot's Highway 93 Casino, Inc. (the "Pony Express Casino"), Jackpot's two remaining casinos, as part of its strategy to exit its casino operations. On June 29, 1999, Jackpot closed the Owl Club. As a result of Jackpot's decision to close the Owl Club, a charge of $1,200,000 was recorded in the quarter ended June 30, 1999. Such charge consisted primarily of the write-down to fair value of certain long-lived assets. Excluding such write-down, the results of operations of the Owl Club and the Pony Express Casino were not material in 1999, 1998 and 1997. As of June 30, 1999, the carrying value of assets to be disposed of associated with the Owl Club and the Pony Express Casino was not material.

Note 4 - Other current liabilities:
    Other current liabilities consist of the following (dollars in thousands):

                                                 June 30,
                                             ________________
                                              1999      1998
                                             ______    ______

             Accrued employee benefits       $1,287    $1,714
             Accrued professional fees          386       334
             Accrued progressive jackpots       121       464
             Other                            1,206       996
                                             ______    ______
               Totals                        $3,000    $3,508
                                             ======    ======

Note 5 - Earnings per share:
    Basic earnings per share for 1999, 1998 and 1997 is computed by dividing net income by the weighted average number of common shares outstanding for the respective period. Diluted earnings per share for 1999, 1998 and 1997 is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding for the respective period. Options and warrants to purchase common stock, whose exercise price was greater than the average market price for the respective period, have been excluded from the computation of diluted earnings per share. Such antidilutive options and warrants outstanding for 1999, 1998 and 1997 were 806,000, 159,000 and 743,000, respectively.
    The following is the amount of income and number of shares used in the basic and diluted earnings per share computations (dollars and shares in thousands, except per share data):


                                                    1999    1998    1997
                                                   ______  ______  ______
    Basic earnings per share:
      Earnings:
        Income available to common stockholders    $4,603  $7,213  $7,844
                                                   ======  ======  ======
      Shares:
        Weighted average number of common
          shares outstanding                        8,641   8,991   9,237
                                                   ======  ======  ======

    Basic earnings per share                       $  .53  $  .80  $  .85
                                                   ======  ======  ======

    Diluted earnings per share:
      Earnings:
        Income available to common stockholders    $4,603  $7,213  $7,844

        Effect of dilutive securities                -       -       -
                                                   ______  ______  ______
        Income, as adjusted                        $4,603  $7,213  $7,844
                                                   ======  ======  ======
      Shares:
        Weighted average number of common
          shares outstanding                        8,641   8,991   9,237
        Common shares issuable upon assumed
          exercise of dilutive stock options          965   1,726   1,316
        Less common shares assumed to be
          repurchased by application of the
          treasury stock method to the proceeds
          using the average market price for
          the period                                 (947) (1,530) (1,236)
                                                   ______  ______  ______
        Weighted average number of common shares
          and common share equivalents outstanding  8,659   9,187   9,317
                                                   ======  ======  ======

    Diluted earnings per share                     $  .53  $  .79  $  .84
                                                   ======  ======  ======


Note 6 - Stockholders' equity:
  Authorized common stock:
    On September 14, 1999, Jackpot's stockholders approved an increase in the number of authorized shares of common stock from 30,000,000 to 60,000,000.

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

    The Rights, which expire on July 15, 2004, may be redeemed by Jackpot at $.01 per Right prior to the close of business on the tenth day after a public announcement that beneficial ownership of 15% or more of Jackpot's shares of voting stock has been accumulated by a single acquiror or a group (with certain exceptions), under circumstances set forth in the Rights Agreement. As of June 30, 1999 and 1998, 150,000 shares of unissued Series A Junior Preferred Stock were authorized and reserved for issuance upon exercise of the Rights. The issuance of the Rights had no effect on dilutive earnings per share in 1999, 1998 and 1997.

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

    The 1992 Plan provides that each individual who is a member of the Board on June 30 of any year, including any future director on any such date, will automatically be granted nonqualified stock options to purchase 27,500 shares of Common Stock on each such June 30. The option price for each June 30 grant will be 100% of the fair market value of the Common Stock on the following September 30. Each option granted to a director will become exercisable after September 30 of each year, and expire five years from the date of grant. Under the 1992 Plan, options granted to Jackpot's directors to purchase an aggregate of 550,000 shares of Common Stock were outstanding, of which 440,000 were exercisable at June 30, 1999.

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

    Changes in options outstanding under the stock option plans are summarized below (shares in thousands):

                                       Number of Shares
                                  _________________________    Per Share
                                  Incentive    Nonqualified  Exercise Price
                                  _________    ____________  ________________
    Outstanding at July 1, 1996       9            1,661     $ 6.10 to $20.88
      Granted                                         20     $11.00
      Exercised                      (3)            (190)    $ 8.50 to $10.75
      Canceled                       (6)             (21)    $ 6.10 to $11.63
      Automatic grant to
        directors                                    110     $11.50
                                    ___            _____
    Outstanding at June 30, 1997      0            1,580     $ 8.50 to $20.88
      Granted                                         60     $11.00
      Exercised                                      (30)    $ 8.50 to $11.63
      Canceled                                      (234)    $ 8.50 to $15.88
      Automatic grant to
        directors                                    110     $ 9.94
                                    ___            _____
    Outstanding at June 30, 1998      0            1,486     $ 8.50 to $20.88
      Granted                                         55     $12.25
      Exercised                                       (6)    $ 8.50 to $11.63
      Canceled                                      (223)    $ 8.50 to $20.88
      Automatic grant to
      directors                                      110     (A)
                                    ___            _____
    Outstanding at June 30, 1999      0            1,422     $ 8.50 to $12.25
                                    ===            =====
     (1,289 shares exercisable)

    (A) To be determined on September 30, 1999.

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

    Changes in other nonqualified stock options are summarized below (shares in thousands):


                                           Number        Per Share
                                          of Shares    Exercise Price
                                          _________    ________________

        Outstanding at July 1, 1996          429       $ 9.19 to $15.00
          Canceled                           (50)      $15.00
                                             ___
        Outstanding at June 30, 1997         379       $ 9.19 to $10.75
          Canceled                           (27)      $ 6.10 to $10.75
                                             ___
        Outstanding at June 30, 1998         352       $ 9.19 to $10.63
          Canceled                          (131)      $10.63
                                             ___
        Outstanding and exercisable
          at June 30, 1999                   221       $ 9.19
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

    The following table discloses pro forma amounts for net income and basic and dilutive earnings per share for 1999, 1998 and 1997 assuming compensation cost for employee stock options had been determined using the fair value-based method prescribed by SFAS 123. The table also discloses the weighted average assumptions used in estimating the fair value of each option grant on the date of grant using the Black-Scholes option pricing model, and the estimated weighted average fair value of the options granted. The model assumes no expected future dividend payments on Jackpot's Common Stock for the options granted in 1999, 1998 and 1997 (dollars in thousands, except per share data):


                                                 1999     1998    1997
                                                ______   ______  ______
       Net income:
         As reported                            $4,603   $7,213  $7,844
         Pro forma                              $4,167   $6,837  $7,571

       Basic earnings per share:
         As reported                            $  .53   $  .80  $  .85
         Pro forma                              $  .48   $  .76  $  .82

       Diluted earnings per share:
         As reported                            $  .53   $  .79  $  .84
         Pro forma                              $  .48   $  .74  $  .81

       Weighted average assumptions:
         Expected stock price volatility          30.0%    30.0%   35.0%
         Risk-free interest rate                   5.6%     5.8%    6.1%
         Expected option lives (in years)          3.0      2.5     2.5
         Estimated fair value of options
           granted                              $ 3.02   $ 2.99  $ 3.18


    Because the accounting method prescribed by SFAS 123 is not applicable to options granted prior to July 1, 1995, the compensation cost reflected in the pro forma amounts shown above may not be representative of that to be expected in future years.

  Shares reserved for issuance:
    Shares of Common Stock were reserved for the exercise of the following (in thousands):

                                                       June 30,
                                                   ________________
                                                    1999       1998
                                                   _____      _____
    Stock option plans:
      Outstanding                                  1,422      1,486
      Available for grant                          1,078      1,020
    Other nonqualified stock options                 221        352
                                                   _____      _____
        Totals                                     2,721      2,858
                                                   =====      =====

  Common stock in treasury:
    Jackpot purchased 163,200, 338,414 and 283,771 shares of its Common
    Stock at the market price on the date of purchase for a total cost of approximately $1,706,000, $3,967,000 and $2,803,000 in 1999, 1998 and
    1997. Purchases in 1997 include 55,174 shares acquired from American Country Insurance Company for approximately $545,000 (the market price on the date of purchase). Two directors of Jackpot were directors and indirect beneficial owners of an aggregate of more than 51% of the common stock of such insurance company on the date of purchase.

Note 7 - Related party transactions:
    One director of Jackpot is a partner in a law firm that has provided various legal services for which Jackpot incurred legal fees aggregating approximately $170,000, $121,000 and $179,000 in 1999, 1998 and 1997.
    Also, see Note 6.

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

    Future minimum payments (dollars in thousands) under noncancelable operating leases or licenses aggregated approximately $225,655 at June 30, 1999, payable as follows: $42,909 in 2000; $43,449 in 2001;
    $43,091 in 2002; $43,270 in 2003; $21,355 in 2004; and $31,581
    thereafter.

    Rent expense was comprised as follows (dollars in thousands):

                                               1999    1998     1997
                                             _______  _______  _______
          Location leases:
            Fixed rentals                    $39,689  $36,866  $28,125
            Percentage rentals                17,181   16,883   19,994
          Office and equipment leases            442      453      453
                                             _______  _______  _______
              Totals                         $57,312  $54,202  $48,572
                                             =======  =======  =======

  Employment and severance agreements:
    Jackpot has an employment agreement with Don R. Kornstein, President, Chief Executive Officer and Director which currently expires on September 30, 2002. The agreement is automatically extended for additional one year periods on each October 1 unless, not later than March 31, immediately preceding each October 1, notice is given by Jackpot or Mr. Kornstein.

    The aggregate commitment for future salaries at June 30, 1999, excluding bonuses, under Mr. Kornstein's agreement is $2,356,000. In the event of termination of Mr. Kornstein's employment, as defined in the employment agreement, Mr. Kornstein, or his beneficiary, would receive a severance payment. The aggregate contingent liability at June 30, 1999 under Jackpot's employment and severance agreements is approximately $2,900,000.

  Financial instruments with concentration of credit risk:
    The financial instruments that potentially subject Jackpot to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, certain receivables and lease and other security deposits. Jackpot maintains cash and certain cash equivalents with financial institutions in amounts which, at times, may be in excess of the FDIC insurance limits. Jackpot's cash equivalents are invested in several high-grade securities which limits Jackpot's exposure to concentrations of credit risk.

    A substantial portion of Jackpot's business activity is with customers who frequent retail stores (supermarkets, drugstores, merchandise stores and convenience stores) in Nevada. Generally, Jackpot leases space in stores which are part of a large chain of stores. At June 30, 1999, Jackpot had unsecured lease and other security deposits of $1,172,000 held by a publicly-held chain store.

  Legal matters:
    In August 1998 Albertson's, Inc. ("Albertson's") and American Stores Company ("American Stores") entered into a merger agreement that provided for the acquisition of American Stores by Albertson's. The merger of Albertson's and American Stores was completed on June 23, 1999. As a condition to obtaining approval of the merger by the Federal Trade Commission and the Attorneys General of California, Nevada and New Mexico, Albertson's agreed to divest certain of its stores, including 19 stores in southern Nevada. Those locations have been taken over by Raley's, Inc. ("Raley's").

    The existing slot route operator for Raley's northern Nevada stores has filed applications with the Nevada Gaming Control Board to operate the gaming machines at the southern Nevada Albertson's stores which are being divested. Of the 19 stores in southern Nevada taken over by Raley's, Jackpot currently maintains 246 gaming machines at the 15 locations which
    it operates pursuant to a long term agreement with Albertson's.   Jackpot
    believes that there is no proper basis to terminate such agreement and Jackpot's attendant right to occupy the subject premises for purposes of operating gaming machines.

    On August 30, 1999, Jackpot commenced litigation in federal district court for the District of Nevada against Albertson's and Raley's to enforce its rights under its agreement with Albertson's. On September
    14, 1999, Jackpot obtained a preliminary injunction to prevent
    Albertson's and Raley's from interfering with its right to occupy the subject premises and conduct gaming operations. The Court for purposes of its decision ruled that Jackpot's license was coupled to the lease relating to the stores. The injunction permits Jackpot to remain at the stores pending resolution of the dispute. In granting the preliminary injunction, the court required Jackpot to post a $50,000 bond.
    Albertson's has now made an application to increase the bond to $9 million. In addition, Albertson's and Raley's have made motions for summary judgment. Furthermore, on September 23, 1999, Raley's existing slot route operator commenced an action in Nevada state court against Jackpot, Albertson's, Raley's and the slot route operator at the four other Albertson's southern Nevada locations seeking declaratory and injunctive relief and money damages. The allegations against Jackpot are for alleged fortuitous interference with contract and prospective economic advantage and abuse of process. Jackpot intends to vigorously defend this action.

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

Note 9 - Revenues derived from major locations:
    Route operations revenues at two groups of affiliated store chains in 1999, 1998 and 1997 each accounted for more than 10% of Jackpot's total revenues. Revenues for Jackpot's top two affiliated store chains were approximately $36,000,000 and $18,000,000, respectively, in 1999, $34,000,000 and $17,000,000, respectively, in 1998, and $27,000,000 and
    $15,000,000, respectively, in 1997. Each individual store chain included in an affiliated group of store chains has a separate lease with Jackpot.

Note 10 - Federal income tax:
    A reconciliation of the Federal statutory income tax rate to the effective income tax rate based on income before income tax follows:

                                          1999        1998        1997
                                          ____        ____        ____

        Statutory rate                    35.0%       35.0%       35.0%
        Increase (decrease) in
          tax resulting from:
            Surtax exemption              (1.0)       (1.0)       (1.0)
            Tax-exempt interest           (7.3)       (5.0)       (3.7)
            Amortization of goodwill        .8          .6          .4
            Other, net                      .5        (2.6)         .3
                                          ____        ____        ____

        Effective rate                    28.0%       27.0%       31.0%
                                          ====        ====        ====

    The tax items comprising Jackpot's net deferred tax liability as of June 30, 1999, 1998 and 1997 are as follows (dollars in thousands):


                                           1999        1998        1997
                                         ______      ______       ______
        Deferred tax assets:
          Write-down of assets           $  755       $  381      $  381
          Deferred rent                     869          809         854
          Other accrued liabilities         402          459         520
          Other                             343           54         107
                                         ______       ______     _______

            Totals                        2,369        1,703       1,862
                                         ______       ______     _______

        Deferred tax liabilities:
          Difference between book and tax
            basis of property             1,354        1,280         987
          Unrealized gain on
            available-for-sale
            securities                      408         -           -
          Economic performance accruals     515          542         481
          Other                             833          730       1,027
                                         ______       ______     _______
            Totals                        3,110        2,552       2,495
                                         ______       ______     _______
        Net deferred tax liability       $ (741)      $ (849)    $ (633)
                                         ======       ======     ======

    Jackpot realized tax benefits of $22,000 and $48,000 in 1999 and 1997 as a result of the exercise of certain incentive and nonqualified stock options. The tax benefits have been reflected as a decrease in current income tax payable and an increase in additional paid-in capital.

Note 11  - Other events
    On February 17, 1999, Jackpot and CRC Holdings, Inc. d/b/a Carnival Resorts & Casinos ("CRC"), a privately owned company, entered into a definitive agreement providing for the acquisition of CRC by Jackpot.
    On April 15, 1999, Jackpot and CRC mutually agreed to terminate the agreement. As a result of the termination of the agreement, capitalized costs incurred in connection with the proposed acquisition of CRC of $900,000 were expensed in the quarter ended June 30, 1999.

    On February 8, 1999, Jackpot and Players International, Inc. ("Players") entered into a definitive Agreement and Plan of Merger (the "Agreement"), which was subject to a number of conditions. On August 16, 1999, Jackpot received a notice from Players terminating the Agreement. Such notice contained the terms of a merger offer for Players from Harrah's Entertainment, Inc. On August 19, 1999, pursuant to the terms of the Agreement, Jackpot received a break-up fee of $13.5 million. As a result of the termination of the Agreement, all capitalized costs incurred in connection with the proposed acquisition of Players will be expensed. Such costs, which are estimated to be $2,500,000, and the break-up fee will be recorded in the quarter ending September 30, 1999.

    On March 10, 1999, Jackpot purchased 1,014,400 shares of Players common stock at $6.04 per share for a total cost of $6,127,000. For purposes of SFAS 115, the investment in Players common stock is classified as available-for-sale securities, and carried at fair value. "Short-term investments, at fair value" in the accompanying consolidated balance sheets consist entirely of Jackpot's investment in Players common stock. As of June 30, 1999, the gross unrealized gain was $1,165,000.

                   JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                         QUARTERLY FINANCIAL INFORMATION
                       YEARS ENDED JUNE 30, 1999 AND 1998
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

Summarized quarterly financial information for 1999 and 1998 follows:

                                             Quarter
                               ________________________________________

                                First     Second      Third     Fourth
                               _______    _______    _______    _______

    1999
    ____

Revenues                       $22,207    $23,747    $24,576    $25,139

Gross operating income (A)       2,186      2,637      3,171      3,208

Income before income tax         1,539      1,930      2,515        409 (B)

Net income                       1,108      1,390      1,811        294

Earnings per share:
  Basic                            .13        .16        .21        .03
  Diluted                          .13        .16        .21        .03


    1998
    ____
Revenues                       $22,667    $23,610    $23,371    $23,365

Gross operating income (A)       2,651      3,268      3,320      3,039

Income before income tax         2,153      2,615      2,620      2,493

Net income                       1,572      1,909      1,912      1,820

Earnings per share:
  Basic                            .17        .21        .21        .21
  Diluted                          .17        .21        .21        .20


(A) Gross operating income is revenues less route and casino operations' costs and expenses, deprecation associated with route and casino operations and amortization associated with lease acquisition costs.

(B) Includes charges aggregating $2.1 million from the write-down in connection with the closing of the Owl Club and the costs associated with the termination of the agreement with CRC.