Form 10-Q
period 1999-09-30
JACKPOT ENTERPRISES INC
filed 1999-11-15
CIK 351903

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

                                     Yes   x        No
                                         _____         _____

There were 8,616,537 shares of the registrant's common stock outstanding as of November 5, 1999.

                 JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                                   INDEX


Part I.  Financial Information

Item 1.  Financial Statements
           Condensed Consolidated Balance Sheets -
             September 30, 1999 and June 30, 1999
           Condensed Consolidated Statements of Income -
             Three Months Ended September 30, 1999 and 1998
           Condensed Consolidated Statement of Stockholders'
             Equity - Three Months Ended September 30, 1999
           Condensed Consolidated Statements of Cash Flows -
             Three Months Ended September 30, 1999 and 1998
           Notes to Condensed Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operation

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Part II. Other Information

Item 4.  Submission of Matters to a Vote of Stockholders

Item 6.  Exhibits and Reports on Form 8-K

                JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)
                                (Unaudited)


                                             September 30,       June 30,
           ASSETS                                 1999             1999
           ______                            _____________       ________

Current assets:
  Cash and cash equivalents                      $ 60,264        $ 47,637
  Short-term investments, at fair value             7,439           7,292
  Prepaid expenses                                  1,548           1,515
  Other current assets                              1,958           1,985
                                                 ________        ________
    Total current assets                           71,209          58,429
                                                 ________        ________

Property and equipment, at cost:
  Land and buildings                                  435             435
  Gaming equipment                                 29,447          29,418
  Other equipment                                   4,637           4,546
  Leasehold improvements                              368             368
                                                 ________        ________
                                                   34,887          34,767
  Less accumulated depreciation                   (21,818)        (21,010)
                                                 ________        ________
                                                   13,069          13,757
Lease acquisition costs and other
  intangible assets, net of
  accumulated amortization of
  $1,427 and $3,404                                 3,156           3,119

Goodwill, net of accumulated
  amortization of $2,921 and $2,879                 3,701           3,743

Lease and other security deposits                   1,292           1,242

Other non-current assets                              103           2,005
                                                 ________        ________
    Total assets                                 $ 92,530        $ 82,295
                                                 ========        ========

See Notes to Condensed Consolidated Financial Statements.

                 JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except share data)
                                (Concluded)
                                (Unaudited)


                                            September 30,    June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY             1999          1999
____________________________________        _____________    ________

Current liabilities:
  Accounts payable                            $  1,650       $  1,794
  Other current liabilities                      5,690          3,000
                                              ________       ________
      Total current liabilities                  7,340          4,794

Deferred rent                                    2,874          2,554
Deferred income tax                                277            333
                                              ________       ________
      Total liabilities                         10,491          7,681
                                              ________       ________

Commitments and contingencies (Note 6)

Stockholders' equity:
  Preferred stock - authorized
    1,000,000 shares of $1 par value;
    none issued
  Common stock - authorized
    60,000,000 shares of $.01 par
    value; 9,860,252 shares issued                  99             99
  Additional paid-in capital                    66,462         66,465
  Retained earnings                             28,362         21,069
  Less 1,243,715 and 1,243,714 shares of
    common stock in treasury, at cost          (13,776)       (13,776)
  Unrealized gain on available-for-sale
    securities, net of tax                         892            757
                                              ________       ________
      Total stockholders' equity                82,039         74,614
                                              ________       ________
      Total liabilities and
        stockholders' equity                  $ 92,530       $ 82,295
                                              ========       ========


See Notes to Condensed Consolidated Financial Statements.

                 JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                 (Dollars in thousands, except per share data)
                                (Unaudited)

                                                     1999        1998
                                                    _______     _______
Revenues:
  Route operations                                  $22,800     $21,853
  Casino operations                                       -         354
                                                    _______     _______
    Totals                                           22,800      22,207
                                                    _______     _______
Costs and expenses:
  Route operations                                   21,254      18,530
  Casino operations                                       -         333
  Amortization                                          221         286
  Depreciation                                          986       1,010
  General and administrative                          1,254         870
                                                    _______     _______
    Totals                                           23,715      21,029
                                                    _______     _______

Operating income (loss)                                (915)      1,178
                                                    _______     _______

Other income:
  Net fee from terminated merger                     11,000           -
  Interest and other income                             485         361
                                                    _______     _______
    Totals                                           11,485         361
                                                    _______     _______
Income before income tax                             10,570       1,539
                                                    _______     _______

Provision (credit) for Federal income tax:
  Current                                             3,333         358
  Deferred                                              (56)         73
                                                    _______     _______
    Totals                                            3,277         431
                                                    _______     _______
Net income                                          $ 7,293     $ 1,108
                                                    =======     =======
Basic earnings per share                            $   .85     $   .13
                                                    =======     =======
Dilutive earnings per share                         $   .85     $   .13
                                                    =======     =======

See Notes to Condensed Consolidated Financial Statements.







                 JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   THREE MONTHS ENDED SEPTEMBER 30, 1999
                     (Dollars and shares in thousands)
                               (Unaudited)

                                                                                      Accumu-
                                                                                      lated
                                                Addi-                                 Other
                                 Common Stock   tional               Treasury Stock   Compre-
                                 _____________  Paid-In  Retained   ________________  hensive
                                 Shares Amount  Capital  Earnings   Shares   Amount   Income  Totals
                                 ______ ______  _______  ________   ______  ________  _______ _______


Balance July 1, 1999             9,860   $99    $66,465   $21,069   (1,244) $(13,776)  $757   $74,614

Comprehensive income:
  Net income                                                7,293                               7,293
  Other comprehensive income:
    Unrealized gain on
      available-for-sale
      securities, net of tax
      and reclassification
      adjustment
      (See Note 2 and
      disclosure below)                                                                 135       135
                                                                                              _______
Comprehensive income                                                                            7,428
Other                                                (3)                                           (3)
                                 _____   ___    _______   _______   ______  ________   ____   _______
Balance September 30, 1999       9,860   $99    $66,462   $28,362   (1,244) $(13,776)  $892   $82,039
                                 =====   ===    =======   =======   ======  ========   ====   =======

Disclosure of reclassification amount:
    Unrealized gain for the three months
      ended September 30, 1999                 $145
    Less reclassification adjustment for gain
      included in net income                    (10)
                                               ____
    Unrealized gain on available-for-sale
      securities, net of tax                   $135
                                               ====

See Notes to Condensed Consolidated Financial Statements.

                     JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                             (Dollars in thousands)
                                   (Unaudited)

                                                            1999       1998
                                                          ________    _______
Operating activities:
  Net income                                              $  7,293    $ 1,108
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Net fee from terminated merger                       (11,000)         -
      Depreciation and amortization                          1,207      1,296
      Deferred Federal income tax                              (56)        73
      Gain on sale of marketable securities                    (16)         -
      Increase (decrease) from changes in:
        Prepaid expenses and other current assets              (47)        (5)
        Other non-current assets                               (69)        76
        Accounts payable and other current liabilities       2,439       (106)
        Deferred rent and other liabilities                    320        (11)
                                                          ________    _______
          Net cash provided by operating activities             71      2,431
                                                          ________    _______

Investing activities:
  Break-up fee from terminated merger                       13,500          -
  Proceeds from sale of marketable securities                   76          -
  Net proceeds from location operators                          38         40
  Proceeds from sales of property and equipment                 11         36
  Purchases of property and equipment                         (204)    (1,219)
  Increase in lease acquisition costs and other
    intangible and non-current assets                         (815)      (100)
  Lease and other security deposits                            (50)         -
                                                          ________    _______
          Net cash provided by (used in)
            investing activities                            12,556     (1,243)
                                                          ________    _______

Financing activities:
  Proceeds from issuance of common stock                         -         67
  Repurchases of common stock                                    -     (1,706)
                                                          ________    _______
          Net cash used in financing activities                  -     (1,639)
                                                          ________    _______

Net increase (decrease) in cash and cash equivalents        12,627       (451)
Cash and cash equivalents at beginning of period            47,637     50,275
                                                          ________    _______
Cash and cash equivalents at end of period                $ 60,264    $49,824
                                                          ========    =======


Supplemental disclosures of cash flow data:
  Cash paid during the period for:
    Federal income tax                                    $      -    $   100


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

             Certain revenues previously classified as casino operations revenues in the condensed consolidated statement of income for the three months ended September 30, 1998 have been reclassified to route operations revenues. The amount of such reclassification was not material to total revenues.

             In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly Jackpot's financial position as of September 30, 1999 and the results of its operations and cash flows for the three months ended September 30, 1999 and 1998. The earnings for the three months ended September 30, 1999 and 1998 are not necessarily indicative of results for a full year. Information included in the condensed consolidated balance sheet as of June 30, 1999 has been derived from Jackpot's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended June 30, 1999 (the "1999 Form 10-K"). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and disclosures included in the 1999 Form 10-K.

             Jackpot accounts for investments in debt and equity securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities"("SFAS 115"). This statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities, and requires such securities be classified as either held to maturity, trading, or available-for-sale. Management determines the appropriate classification of its investments in securities at the time of purchase and reevaluates such classification at each balance sheet date. SFAS 115 requires that available-for-sale securities be carried at fair value with unrealized gains, net of tax, reported as a separate component of stockholders' equity. Unrealized gains and losses for available-for-sale securities are excluded from earnings. Realized gains from sales of investment securities were $16,000 for the three months ended September 30, 1999.
             There were no realized losses from sales of investment securities for the three months ended September 30, 1999, and there were no realized gains or losses from sales of investment securities for the three months ended September 30, 1998.

             In April 1998, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities". This standard provides guidance on the financial reporting for start-up costs and organization costs. This standard requires costs of start-up activities and organization costs to be expensed as incurred, and is effective for fiscal years beginning after December 15, 1998, although earlier application is encouraged. The Company adopted this standard on July 1, 1999. This statement had no effect on the accompanying unaudited condensed consolidated financial statements and will not have a significant effect on Jackpot's financial position or results of operations for the fiscal year ending June 30, 2000.

             In June 1998, the Financial Accounting Standards Board (the "FASB")issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for fiscal years beginning after June 15, 2000. SFAS 133 establishes additional accounting and reporting standards for derivative instruments and hedging activities. Presently, Jackpot does not have any derivative instruments, nor does the Company participate in hedging activities. Accordingly, SFAS 133 is not expected to have a significant effect on the results of operations or related disclosures.

Note 2 - Comprehensive income:
             Accumulated other comprehensive income consists of an unrealized gain on available-for-sale securities of $1,372,000, net of tax of $480,000,or $892,000 at September 30, 1999.
             Comprehensive income for the three months ended September 30, 1999 and 1998 is the following (dollars in thousands):

                                                      Three Months
                                                          Ended
                                                      September 30,
                                                     _______________
                                                      1999     1998
                                                     ______   ______

             Net income                              $7,293   $1,108
             Other comprehensive income:
               Unrealized gain on
                 available-for-sale
                 securities, net of tax                 135        -
                                                     ______   ______
             Comprehensive income                    $7,428   $1,108
                                                     ======   ======

Note 3 - Earnings per share:
             Basic earnings per share for the three months ended
             September 30, 1999 and 1998 is computed by dividing net income by the weighted average number of common shares outstanding for the respective period. Diluted earnings per share for the three months ended September 30, 1999 and 1998 is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding for the respective period. Options and warrants to purchase common stock, whose exercise price was greater than the average market price for the respective period, have been excluded from the computation of diluted earnings per share. Such antidilutive options and warrants outstanding for the three months ended September 30,1999 and 1998 were 1,675,000 and 262,000, respectively. The following is the amount of income and number of shares used in the basic and diluted earnings per share computations (dollars and shares in thousands, except per share data):

                                                  Three Months Ended
                                                     September 30,
                                                  __________________
                                                  1999          1998
                                                  _____        _____
             Basic earnings per share:
               Earnings:
                 Income available to common
                   stockholders                   $7,293       $1,108
                                                  ======       ======
               Shares:
                 Weighted average number of
                   common shares outstanding       8,617        8,714
                                                  ======       ======

             Basic earnings per share             $  .85       $  .13
                                                  ======       ======

             Diluted earnings per share:
               Earnings:
                 Income available to common
                   stockholders                   $7,293       $1,108
                 Effect of dilutive securities         -            -
                                                  ______       ______
                 Income, as adjusted              $7,293       $1,108
                                                  ======       ======
               Shares:
                 Weighted average number of
                   common shares outstanding       8,617        8,714
                 Common shares issuable upon
                   assumed  exercise of
                   dilutive stock options             23        1,509
                 Less common shares assumed to be
                   repurchased by application of
                   the treasury stock method to
                   the proceeds using the
                   average market price for the
                   period                             23        1,379
                                                  ______       ______
                 Weighted average number of
                   common shares and common
                   share equivalents
                   outstanding                     8,617        8,844
                                                  ======       ======
             Diluted earnings per share           $  .85      $   .13
                                                  ======      =======

Note 4 - Stockholders' equity:
           Authorized common stock:
             On September 14, 1999, Jackpot's stockholders approved an increase in the number of authorized shares of common stock from 30,000,000 to 60,000,000.

           The 1992 Incentive and Non-qualified Stock Option Plan:
             On September 30, 1999, the exercise price of the June
             30, 1999 grant of nonqualified stock options to purchase an aggregate of 110,000 shares of common stock (27,500 each to four directors) was vested at $8.75 per share, the fair market value of the stock on that date, pursuant to the terms of the 1992 Incentive and Non-qualified Stock Option Plan (the "1992 Plan"). See Note 6 of Notes to Consolidated Financial Statements in the 1999 Form 10-K for further information regarding the 1992 Plan and option grants.

           Other nonqualified stock options:
             On September 14, 1999, nonqualified stock options to purchase an aggregate of 120,000 shares of common stock were granted to the Company's Board of Directors (30,000 each to four directors) at an exercise price of $9.00 per share, the fair market value on the date of grant. The option granted to each director will vest 50% on each of the first and second anniversary of the date of grant and shall be subject to accelerated vesting under certain circumstances.
             Such options expire ten years from date of grant.

Note 5 - Other events:
             On February 8, 1999, Jackpot and Players International, Inc.("Players") entered into a definitive Agreement and Plan of Merger (the "Agreement"), which was subject to a number of conditions. On August 16, 1999, Jackpot received a notice from Players terminating the Agreement. Such notice contained the terms of a merger offer for Players from Harrah's Entertainment, Inc. On August 19, 1999, pursuant to the terms of the Agreement, Jackpot received a break-up fee of $13,500,000. As a result of the termination of the Agreement, all capitalized costs incurred in connection with the proposed acquisition of Players were expensed. Such costs are presently estimated to be $2,500,000. The net break-up fee from the terminated merger of $11,000,000 was recorded in the three months ended September 30, 1999.

             On March 10, 1999, Jackpot purchased 1,014,400 shares of Players common stock at $6.04 per share for a total cost of $6,127,000. As of September 30, 1999, Jackpot owned
             1,004,400 shares of Players common stock at a cost of $6,067,000. For purposes of SFAS 115,the investment in Players common stock is classified as available-for-sale securities, and carried at fair value. "Short-term investments, at fair value" in the accompanying unaudited condensed consolidated balance sheets consist entirely of Jackpot's investment in Players common stock. As of September 30, 1999, the gross unrealized gain was $1,372,000.

Note 6 - Commitments and contingencies:
           Legal matters:
             In August 1998, Albertson's, Inc. ("Albertson's") and American Stores Company ("American Stores") entered into a merger agreement that provided for the acquisition of American Stores by Albertson's. The merger of Albertson's and American Stores was completed on June 23, 1999. As a condition to obtaining approval of the merger by the Federal Trade Commission and the Attorneys General of California, Nevada and New Mexico, Albertson's agreed to divest certain of its stores, including 19 stores in southern Nevada. Those locations have been taken over by Raley's, Inc. ("Raley's").

             The existing slot route operator for Raley's northern
             Nevada stores has filed applications with the Nevada
             Gaming Control Board to operate the gaming machines at the southern Nevada Albertson's stores which have been divested.
             Of the 19 stores in southern Nevada taken over by Raley's, Jackpot currently maintains 246 gaming machines at the 15 locations which it operates pursuant to a long-term agreement with Albertson's. Jackpot believes that there is no proper basis to terminate such agreement and Jackpot's attendant right to occupy the subject premises for purposes of operating gaming machines.

             On August 30, 1999, Jackpot commenced litigation in United
             States District Court for the District of Nevada against Albertson's and Raley's to enforce its rights under its agreement with Albertson's. On September 14, 1999,
             Jackpot obtained a preliminary injunction to prevent
             Albertson's and Raley's from interfering with its right to occupy the subject premises and conduct gaming operations.
             The Court, for purposes of its decision, ruled that Jackpot's license was coupled to the lease relating to the stores. The injunction permits Jackpot to remain at the stores pending resolution of the dispute. In granting the preliminary injunction, the Court required Jackpot to post a $50,000 bond. Albertson's and Raley's have appealed the injunction and have made motions for summary judgment. On September 23, 1999, Raley's existing slot route operator for its northern Nevada stores commenced an action in Nevada state court against Jackpot, Albertson's, Raley's and the slot route operator at the four other Albertson's southern Nevada locations seeking declaratory and injunctive relief and money damages. The allegations against Jackpot are for alleged tortious interference with contract and prospective economic advantage and abuse of process. Jackpot is vigorously defending this action.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         _______________________________________________________________
           Results of Operations
           _____________________

Capital Resources and Liquidity
_______________________________

     Cash Flows:

     Jackpot's principal sources of cash for the three months ended September 30, 1999 (the "1999 three months"), consisted of the cash flows from investing activities and its available cash and cash equivalents which, at June 30, 1999, was $47.6 million and at September 30, 1999 was $60.3 million. Net cash provided by operating activities decreased $2.3 million, from $2.4 million for the three months ended September 30, 1998 (the "1998 three months") to $.1 million for the 1999 three months. The decrease of $2.3 million was due primarily to the decrease in operating income before amortization and depreciation in the 1999 three months.

     Net cash provided by investing activities increased $13.8 million, from net cash used in investing activities of $1.2 million for the 1998 three months to net cash provided by investing activities of $12.6 million for the 1999 three months. Such increase was due primarily to the receipt of a break-up fee from a terminated merger described below.

     Liquidity:

     On October 29, 1996, Jackpot's Board of Directors authorized management to repurchase up to 500,000 shares of Jackpot's common stock at prevailing market prices. Subsequently, on January 22, 1998, such authorization was increased from 500,000 to 1,000,000 shares. From October 29, 1996 through September 30, 1999, Jackpot repurchased 785,528 shares of common stock at a cost of approximately $8.5 million.

     On February 8, 1999, Jackpot and Players entered into a definitive Agreement and Plan of Merger(the "Agreement"), which was subject to a number of conditions. On August 16, 1999, Jackpot received a notice from Players terminating the Agreement. Such notice contained the terms of a merger offer for Players from Harrah's Entertainment, Inc. On August 19, 1999, pursuant to the terms of the Agreement, Jackpot received a break-up fee of $13.5 million. As a result of the termination of the Agreement, all capitalized costs incurred in connection with the proposed acquisition of Players were expensed. Such costs are presently estimated to be $2.5 million. The net fee from the terminated merger of $11.0 million was recorded in the three months ended September 30, 1999.

     Working capital increased $10.3 million, from $53.6 million at June 30, 1999 to $63.9 million at September 30, 1999. The increase in working capital was due primarily to the receipt of the break-up fee described above. Working capital at September 30, 1999 includes marketable securities at fair value of $7.4 million. Such securities consist of 1,004,400 shares of Players common stock.

     Management believes Jackpot's working capital and cash provided by operations will be sufficient to enable Jackpot to meet its planned capital expenditures and other cash requirements for the remainder of the year ending June 30, 2000 ("fiscal 2000"). With respect to planned capital expenditures, management anticipates Jackpot will purchase approximately $3.5 million of property and equipment, exclusive of business acquisitions, if any, in the remainder of fiscal 2000 to be used in existing and currently planned new locations.

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

     Recently Issued Accounting Standards:

     In April 1998, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities." This standard provides guidance on the financial reporting for start-up costs and organization costs. This standard requires costs of start-up activities and organization costs to be expensed as incurred, and is effective for fiscal years beginning after December 15, 1998, although earlier application is encouraged. The Company adopted this standard on July 1, 1999. This statement had no effect on the accompanying unaudited condensed consolidated financial statements and will not have a significant effect on Jackpot's financial position or results of operations for fiscal 2000.

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

Results of Operations
_____________________

     Revenues:

     Total revenues increased $.6 million, from $22.2 million for the 1998 three months to $22.8 million for the 1999 three months. The increase of $.6 million was the net result of an increase of $.9 million (from $21.9 million for the 1998 three months to $22.8 million for the 1999 three months) in gaming machine route operations ("route operations") revenues and a decrease of $.3 million in casino operations revenues.

     The increase in route operations revenues of $.9 million resulted from a combination of additional revenues generated from new and existing locations of $1.3 million and $.5 million, respectively, net of lost revenues from terminated locations of $.9 million.

     In August 1998, Albertson's, Inc. ("Albertson's") and American
Stores Company ("American Stores") entered into a merger agreement that provided for the acquisition of American Stores by Albertson's. Approximately 57% and 55% of Jackpot's total revenues for the fiscal years ended June 30, 1999 and 1998, respectively, were generated at the locations of those two entities. The merger of Albertson's and American Stores was completed on June 23, 1999. As a condition to obtaining approval of the merger by the Federal Trade Commission and the Attorneys General of California, Nevada and New Mexico, Albertson's agreed to divest certain of its stores, including 19 stores in southern Nevada. These locations have been taken over by Raley's, Inc. ("Raley's").

     The existing slot route operator for Raley's northern Nevada stores has filed applications with the Nevada Gaming Control Board to operate the gaming machines at the southern Nevada Albertson's stores which have been divested. Of the 19 stores in southern Nevada taken over by Raley's, Jackpot currently maintains 246 gaming machines at the 15 locations which it operates pursuant to a long-term agreement with Albertson's. Jackpot believes that there is no proper basis to terminate such agreement and Jackpot's attendant right to occupy the subject premises for purposes of operating gaming machines. These 15 locations generated approximately 19% of Jackpot's total revenues in each of the 1999 three months and 1998 three months, and a significantly greater percentage of Jackpot's total operating income for the 1999 three months and 1998 three months.

     On August 30, 1999, Jackpot commenced litigation in United States
District Court for the District of Nevada against Albertson's and Raley's to enforce its rights under its agreement with Albertson's. On September 14, 1999, Jackpot obtained a preliminary injunction to prevent Albertson's and Raley's from interfering with its right to occupy the subject premises and conduct gaming operations. The Court, for purposes of its decision, ruled that Jackpot's license was coupled to the lease relating to the stores. The injunction permits Jackpot to remain at the stores pending resolution of the dispute. In granting the preliminary injunction, the Court required Jackpot to post a $50,000 bond. Albertson's and Raley's have appealed the injunction and have made motions for summary judgment. On September 23, 1999, Raley's existing slot route operator for its northern Nevada stores commenced an action in Nevada state court against Jackpot, Albertson's, Raley's and the slot route operator at the four other Albertson's southern Nevada locations seeking declaratory and injunctive relief and money damages. The allegations against Jackpot are for alleged tortious interference with contract and prospective economic advantage and abuse of process. Jackpot is vigorously defending this action.

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

     Route operations revenues attributable to fixed payment leases and revenue sharing contracts for the three months ended September 30, 1999 and 1998 are summarized below (dollars in thousands):


                                      1999                   1998
                                ____________________   ___________________
                                         Percent                Percent
                                         of route               of route
                                         operations             operations
                                Amount   revenues      Amount   revenues
                                _______  ___________   _______  ___________
Route operations:
  Fixed payment leases          $16,924     74.2%      $16,478     75.4%
  Revenue sharing contracts       5,876     25.8         5,375     24.6
                                _______    _____       _______    _____
    Totals                      $22,800    100.0%      $21,853    100.0%
                                =======    =====       =======    =====

     Costs and expenses:

     Route operations expenses increased $2.7 million (from $18.5 million for the 1998 three months to $21.2 million for the 1999 three months) and, as a percentage of route operations revenues, increased to 93.2% for the 1999 three months from 84.8% for the 1998 three months. Such increases were principally attributable to an increase in location rent. With respect to location rent, which is the single largest route operations expense, Jackpot entered into an agreement for a long-term extension with Albertson's, its largest retail chain store customer, in September 1998. Pursuant to the terms of the new agreement, which became effective July 1, 1999, rent expense has increased significantly over the previous agreement. Such increase had a significant effect on the Company's results of operations for the 1999 three months and could have a material adverse effect on the Company's results of operations for fiscal 2000. For a further description of the Company's lease and license agreements, see Item 1 - Business - Gaming Machine Route Operations and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview in the 1999 Form 10-K.

     The increase in route operations expenses of $2.7 million resulted primarily from a combination of an increase of $1.1 million in location rent for new locations of existing chain store customers, an increase of $.7 million in location rent for locations of existing chain store customers, which was principally related to the long-term extension described above, an increase of $.5 million in location rent associated with revenue sharing contracts, a decrease of $.2 million in location rent for all other customers, and an increase of $.6 million in other route operations expenses.

     Depreciation expense for the 1999 three months, compared to the 1998 three months, remained constant at $1.0 million, while amortization expense decreased $.1 million, from $.3 million for the 1998 three months to $.2 million for the 1999 three months. General and administrative expense increased $.4 million, from $.9 million for the 1998 three months to $1.3 million for the 1999 three months. The increase was due principally to legal costs associated with the Albertson's and Raley's litigation.

     Other income:

     Other income increased $11.1 million, from $.4 million for the 1998 three months to $11.5 million for the 1999 three months. The increase in other income was due principally to the net fee from the terminated merger of $11.0 million previously described.

     Federal income tax:

     The effective tax rate for the 1999 three months and 1998 three months was 31% and 28%, respectively. Such rates were lower than the Federal statutory rate of 35%, primarily because of the tax benefits realized from tax-exempt interest income.

     General:

     Operating income decreased $2.1 million, from $1.2 million for the 1998 three months to an operating loss of $.9 million for the 1999 three months. Such decline was due principally to three factors: (1) an operating loss of approximately $1.0 million incurred at the locations of a large customer resulting from the failure of 17 new locations to achieve expected revenues, as well as from a decrease in revenues at existing locations of such customer; (2) an increase in location rent at Albertson's, Jackpot's largest customer, pursuant to a long-term contract extension effective July 1, 1999 and the almost simultaneous sale of their southern Nevada locations to Raley's; and (3) legal costs incurred in connection with Jackpot's litigation against Albertson's and Raley's.

     Management is investigatng ways of addressing the situation with the large customer mentioned above. Jackpot presently operates 311 gaming devices at 30 locations of this customer. If revenues do not increase significantly at these 30 locations, and in particularly at the 17 new locations, Jackpot will continue to incur significant operating losses at the locations of this customer.

     Basic and diluted earnings per share for the 1999 three months was $.85 versus $.13 per share for the 1998 three months, and net income for the 1999 three months was $7.3 million compared to $1.1 million for the 1998 three months. Such increases were due principally to the increase in other income described above.

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

     Jackpot conducted a review of its computer systems and other systems for the purpose of assessing its potential Year 2000 Problem. In addition, Jackpot has communicated with its major vendors and suppliers to determine their state of readiness relative to the Year 2000 Problem and Jackpot's possible exposure to Year 2000 issues of such third parties. Jackpot, through correspondence from its major vendors or statements obtained at Year 2000 disclosure sites of major vendors, has been advised that such vendors software or products are either Year 2000 compliant or should be Year 2000 compliant before December 31, 1999. However, there can be no guarantee that the systems of other companies, which the Company's systems may rely upon, will be timely converted or representations made to Jackpot by these parties are accurate. As a result, the failure of a major vendor or supplier to adequately address their Year 2000 Problem could have a significant adverse impact on the Company's operations.

     As a result of various external risk factors, the Company could be adversely impacted and the effect could be significant regardless of the readiness of Jackpot. The most reasonable worst case scenario - if one or more providers (electric, phone or radio repeater) experience Year 2000 problems that impact their ability to provide their services, the Company's operations could be adversely impacted. In addition, the disruption of banking services due to Year 2000 problems could ultimately impair the Company's daily financial transactions, including the deposit of monies and processing of checks. Furthermore, customers' access to cash via automated teller machines could also be disrupted.

     Jackpot has modified or replaced its essential computer systems and other systems and has begun its final testing of such systems. Jackpot anticipates that such testing will be completed in November 1999. Subject to the completion of this testing, Jackpot believes that the Company's essential systems are Year 2000 compliant.

     All costs related to the Year 2000 Problem have been expensed as incurred, while the cost of new hardware is capitalized and amortized over its expected useful life. The costs associated with Year 2000 compliance have not been material to the Company's financial position or results of operations. As of September 30, 1999, the Company had incurred Year 2000 compliance costs, principally for internal costs and system applications, of approximately $250,000. Management believes that the cost of completing its final testing of its essential systems will be approximately
$30,000.

Forward-looking statements
__________________________

     Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission contains statements that may be considered forward-looking. In addition, from time to time, the Company may release or publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, competitive pressures, the loss or nonrenewal of any of Jackpot's significant contracts, the consolidation or disposition of selected locations as a result of the merger of Albertson's, Inc. and American Stores Company (each of which was a significant customer of the Company during the past three fiscal years), conditioning or suspension of any gaming license, unfavorable changes in gaming regulations, adverse results of significant litigation matters, possible future financial difficulties of a significant customer and the continued growth of the gaming industry and population in Nevada. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. The Company assumes no obligation to update or supplement forward-looking statements as a result of new circumstances or subsequent events.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk
         _________________________________________________________

     On March 10, 1999, the Company purchased a total of 1,014,400 shares of common stock of Players in an open market transaction. The Company acquired the shares of Players common stock because the purchase price for those shares was significantly below the per share consideration which the Company had agreed to pay for all outstanding shares of Players pursuant to the Agreement and Plan of Merger dated as of February 8, 1999, which provided for the merger of Players into a wholly-owned subsidiary of the Company. For further information concerning the termination of the merger with Players and the purchase of Players common stock by the Company, see Note 5 of Notes to Condensed Consolidated Financial
Statements in this Form 10-Q.

     As of September 30, 1999, Jackpot owned 1,004,400 shares of Players common stock. Presently, such shares are being held by the Company pending consummation of the merger with Harrah's Entertainment, Inc. and Players. However, unless and until the merger is consummated or the Company sells its remaining Players shares in the open market prior to the consummation of the merger, the Company is exposed to equity price risk on those shares. The Company has not attempted to reduce or eliminate its market exposure on those shares. A 10% adverse change in the price of the Players common stock from the price at September 30, 1999 would result in a decrease of approximately $744,000 in the fair value of Players common stock owned by the Company at September 30, 1999.

     In all other respects, for the three months ended September 30, 1999, there were no changes to the information incorporated by reference in Item 7A of the 1999 Form 10-K.

                         PART II.  OTHER INFORMATION
                                   _________________

Item 4.  Submission of Matters to a Vote of Stockholders

    (a)  A Special Meeting of Stockholders was held on September 14, 1999.

    (b) Proxies were solicited by Jackpot's management without opposition and all nominees were elected to hold office until the next annual meeting as described in the Proxy Statement dated July 22, 1999.

    (c) No other matters were voted upon except for the proposal to amend the articles of incorporation. The stockholders voted 6,773,756 shares "FOR," 841,799 shares "AGAINST" and 24,392 shares "ABSTAINING" to approve the proposal to amend the articles of incorporation to increase the number of shares of common stock that Jackpot is authorized to issue from 30 million shares to 60 million shares. A pending stockholder proposal was not acted upon because the proponent failed to make the proper motion.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits:

         27.1 - Financial Data Schedule (EDGAR version only)

    (b) Reports on Form 8-K - No Form 8-K was filed for the three months ended September 30, 1999.


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

Date:  November 15, 1999