Form 10-Q
period 1999-12-31
JACKPOT ENTERPRISES INC
filed 2000-02-14
CIK 351903

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

                                OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to___________________


Commission file no. 1-9728

                             JACKPOT ENTERPRISES, INC.
_____________________________________________________________________________
             (Exact name of registrant as specified in its charter)

             NEVADA                                    88-0169922
__________________________________        ___________________________________
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

1110 Palms Airport Drive, Las Vegas, Nevada                89119
____________________________________________             __________
(Address of principal executive offices)                 (Zip Code)


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

                                              Yes   x        No
                                                   ____         ____

There were 8,601,628 shares of the registrant's common stock outstanding as of February 4, 2000.

                  JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                                      INDEX


Part I.  Financial Information

Item 1.  Financial Statements
           Condensed Consolidated Balance Sheets -
             December 31, 1999 and June 30, 1999
           Condensed Consolidated Statements of Income -
             Three and Six Months Ended December 31, 1999 and 1998
           Condensed Consolidated Statement of Stockholders'
             Equity - Six Months Ended December 31, 1999
           Condensed Consolidated Statements of Cash Flows -
             Six Months Ended December 31, 1999 and 1998
           Notes to Condensed Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

                   JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                  (Unaudited)

                                             December 31,        June 30,
       ASSETS                                    1999              1999
       ______                                ____________        ________
Current assets:
  Cash and cash equivalents                    $ 70,209          $ 47,637
  Short-term investments, at fair value               -             7,292
  Prepaid expenses                                1,267             1,515
  Other current assets                            3,223             1,985
                                               ________          ________
    Total current assets                         74,699            58,429
                                               ________          ________

Property and equipment, at cost:
  Land and buildings                                435               435
  Gaming equipment                               29,854            29,418
  Other equipment                                 4,690             4,546
  Leasehold improvements                            374               368
                                               ________          ________
                                                 35,353            34,767
  Less accumulated depreciation                 (22,593)          (21,010)
                                               ________          ________
                                                 12,760            13,757
Lease acquisition costs and other
  intangible assets, net of
  accumulated amortization of
  $1,420 and $3,404                               1,604             3,119

Goodwill, net of accumulated
  amortization of $2,962 and $2,879               3,659             3,743

Lease and other security deposits                   110             1,242

Other non-current assets                              -             2,005
                                               ________          ________

    Total assets                               $ 92,832          $ 82,295
                                               ========          ========

See Notes to Condensed Consolidated Financial Statements.

                   JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                  (Concluded)
                                  (Unaudited)


                                             December 31,        June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY             1999              1999
____________________________________         ____________        ________
Current liabilities:
  Accounts payable                             $  2,924          $  1,794
  Other current liabilities                       4,719             3,000
                                               ________          ________
      Total current liabilities                   7,643             4,794

Deferred rent                                     3,000             2,554
Deferred income tax                                 166               333
                                               ________          ________
      Total liabilities                          10,809             7,681
                                               ________          ________

Commitments and contingencies

Stockholders' equity:
  Preferred stock - authorized
    1,000,000 shares of $1 par value;
    none issued
  Common stock - authorized
    60,000,000 shares of $.01 par
    value; 9,860,252 shares issued                   99                99
  Additional paid-in capital                     66,462            66,465
  Retained earnings                              29,239            21,069
  Less 1,258,624 and 1,243,714 shares of
    common stock in treasury, at cost           (13,777)          (13,776)
  Unrealized gain on available-for-sale
    securities, net of tax                            -               757
                                               ________          ________
      Total stockholders' equity                 82,023            74,614
                                               ________          ________
      Total liabilities and
        stockholders' equity                   $ 92,832          $ 82,295
                                               ========          ========


See Notes to Condensed Consolidated Financial Statements.

                   JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             THREE AND SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
                  (Dollars in thousands, except per share data)
                                  (Unaudited)

                                      Three Months Ended    Six Months Ended
                                          December 31,         December 31,
                                      _________________     ________________
                                       1999        1998      1999     1998
                                      _______   _______     _______  _______
Revenues:
  Route operations                    $22,444   $23,399     $45,244  $45,252
  Casino operations                         -       348           -      702
                                      _______   _______     _______  _______
    Totals                             22,444    23,747      45,244   45,954
                                      _______   _______     _______  _______

Costs and expenses:
  Route operations                     21,545    19,533      42,799   38,063
  Casino operations                         -       361           -      694
  Amortization                            229       292         450      578
  Depreciation                            995     1,061       1,981    2,071
  General and administrative            1,360       927       2,614    1,797
                                      _______   _______     _______  _______
    Totals                             24,129    22,174      47,844   43,203
                                      _______   _______     _______  _______

Operating income (loss)                (1,685)    1,573      (2,600)   2,751
                                      _______   _______     _______  _______

Other income:
  Net fee from terminated merger          116         -      11,116        -
  Gain on sale of short-term
    investments                         2,345         -       2,361        -
  Interest and other income               495       357         964      718
                                      _______   _______     _______  _______
    Totals                              2,956       357      14,441      718
                                      _______   _______     _______  _______

Income before income tax                1,271     1,930      11,841    3,469
                                      _______   _______     _______  _______

Provision (credit) for Federal
    income tax:
  Current                                 505       513       3,838      871
  Deferred                               (111)       27        (167)     100
                                      _______   _______     _______  _______
    Totals                                394       540       3,671      971
                                      _______   _______     _______  _______

Net income                            $   877   $ 1,390     $ 8,170  $ 2,498
                                      =======   =======     =======  =======
Basic earnings per share              $   .10   $   .16     $   .95  $   .29
                                      =======   =======     =======  =======
Diluted earnings per share            $   .10   $   .16     $   .95  $   .29
                                      =======   =======     =======  =======

See Notes to Condensed Consolidated Financial Statements.

                           JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                SIX MONTHS ENDED DECEMBER 31, 1999
                                (Dollars and shares in thousands)
                                        (Unaudited)

                                                                                      Accumu-
                                                                                      lated
                                                Addi-                                 Other
                                 Common Stock   tional               Treasury Stock   Compre-
                                 _____________  Paid-In  Retained   ________________  hensive
                                 Shares Amount  Capital  Earnings   Shares   Amount   Income  Totals
                                 ______ ______  _______  ________   ______  ________  _______ _______


Balance July 1, 1999             9,860   $99    $66,465   $21,069   (1,244) $(13,776)  $757   $74,614

Comprehensive income:
  Net income                                                8,170                               8,170
  Other comprehensive income:
    Unrealized gain on
      available-for-sale
      securities, net of tax
      and reclassification
      adjustment
      (See Note 2 and
      disclosure below)                                                                (757)     (757)
                                                                                               ______
Comprehensive income                                                                            7,413
Repurchases of common stock                                            (15)       (1)              (1)
Other                                                (3)                                           (3)
                                 _____   ___    _______   _______   ______  ________   ____   _______
Balance December 31, 1999        9,860   $99    $66,462   $29,239   (1,259) $(13,777)  $  -   $82,023
                                 =====   ===    =======   =======   ======  ========   ====   =======

Disclosure of reclassification amount:
    Unrealized gain for the six months
      ended December 31, 1999                   $   777
    Less reclassification adjustment for gain
      included in net income                     (1,534)
                                                _______
    Unrealized gain on available-for-sale
      securities, net of tax                    $  (757)
                                                =======

See Notes to Condensed Consolidated Financial Statements.

                    JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
                              (Dollars in thousands)
                                  (Unaudited)

                                                          1999         1998
                                                        ________     ________
Operating activities:
  Net income                                            $  8,170     $  2,498
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Net fee from terminated merger                     (11,116)           -
      Depreciation and amortization                        2,431        2,649
      Deferred Federal income tax                           (167)         100
      Gain on sale of short-term investments              (2,361)           -
      Increase (decrease) from changes in:
        Prepaid expenses and other current assets             80          863
        Other non-current assets                              36          171
        Accounts payable and other current liabilities     4,465         (722)
        Deferred rent and other liabilities                  446            5
                                                        ________     ________

          Net cash provided by operating activities        1,984        5,564
                                                        ________     ________
Investing activities:
  Break-up fee from terminated merger                     13,500            -
  Proceeds from sale of short-term investments             8,488            -
  Net proceeds from location operators                        72          (10)
  Proceeds from sales of property and equipment               11           58
  Purchases of property and equipment                       (956)      (3,401)
  Increase in lease acquisition costs and other
    intangible and non-current assets                     (1,942)        (290)
  Lease and other security deposits                        1,416            -
                                                        ________     ________
          Net cash provided by (used in) investing
            activities                                    20,589       (3,643)
                                                        ________     ________

Financing activities:
  Proceeds from issuance of common stock                       -           67
  Repurchases of common stock                                 (1)      (1,706)
                                                        ________     ________
          Net cash used in financing activities               (1)      (1,639)
                                                        ________     ________

Net increase in cash and cash equivalents                 22,572          282
Cash and cash equivalents at beginning of period          47,637       50,275
                                                        ________     ________
Cash and cash equivalents at end of period              $ 70,209      $50,557
                                                        ========     ========

Supplemental disclosures of cash flow data:
  Cash paid during the period for:
    Federal income tax                                  $  1,275     $    400


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

            Certain revenues previously classified as casino operations revenues in the condensed consolidated statements of income for the three and six months ended December 31, 1998 have been reclassified to route operations revenues. Such reclassifications were not material to total revenues.

            In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly Jackpot's financial position as of December 31, 1999, the results of its operations for the three and six months ended December 31, 1999 and 1998 and its cash flows for the six months ended December 31, 1999 and 1998. The earnings for the three and six months ended December 31, 1999 and 1998 are not necessarily indicative of results for a full year. Information included in the condensed consolidated balance sheet as of June 30, 1999 has been derived from Jackpot's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended June 30, 1999 (the "1999 Form 10-K"). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and disclosures included in the 1999 Form 10-K.

            Jackpot accounts for investments in debt and equity securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). This statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities, and requires such securities be classified as either held to maturity, trading, or available-for-sale. Management determines the appropriate classification of its investments in securities at the time of purchase and reevaluates such classification at each balance sheet date. SFAS 115 requires that available-for-sale securities be carried at fair value with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Unrealized gains and losses for available-for-sale securities are excluded from earnings. Realized gains from sales of investment securities for the three and six months ended December 31, 1999 were $2,345,000 and $2,361,000. There were no realized gains from sales of investment securities for the three and six months ended December 31, 1998, or any realized losses from the sale of investment securities for the three and six months ended December 31, 1999 and 1998.

            In April 1998, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities". This standard provides guidance on the financial reporting for start-up costs and organization costs. This standard requires costs of start-up activities and organization costs to be expensed as incurred, and is effective for fiscal years beginning after December 15, 1998. The Company adopted this statement on July 1, 1999. This statement had no effect on the accompanying unaudited condensed consolidated financial statements and will not have a significant effect on Jackpot's financial position or results of operations for the fiscal year ending June 30, 2000.

            In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for fiscal years beginning after June 15, 2000. SFAS 133 establishes additional accounting and reporting standards for derivative instruments and hedging activities. Presently, Jackpot does not have any derivative instruments, nor does the Company participate in hedging activities. Accordingly, SFAS 133 is not expected to have a significant effect on the results of operations or related disclosures.

Note 2 - Comprehensive income (loss):
            Comprehensive income (loss) for the three and six months ended December 31, 1999 and 1998 is the following (dollars in thousands):

                                          Three Months     Six Months
                                              Ended           Ended
                                           December 31,    December 31,
                                          _____________    _____________
                                          1999    1998     1999   1998
                                          _____  ______    ______ ______

            Net income                    $ 877  $1,390    $8,170 $2,498
            Other comprehensive income     (892)      -      (757)     -
                                          _____  ______    ______ ______
            Comprehensive income (loss)   $ (15) $1,390    $7,413 $2,498
                                          =====  ======    ====== ======

Note 3 - Earnings per share:
            Basic earnings per share for the three and six months ended December 31, 1999 and 1998 is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share for the three and six months ended December 31, 1999 and 1998 is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. Options and warrants to purchase common stock, whose exercise price was greater than the average market price for the respective period, have been excluded from the computations of diluted earnings per share. Such antidilutive options and warrants outstanding for the three months ended December 31, 1999 and 1998 were 1,616,000 and 707,000, respectively, and for the six months ended December 31, 1999 and 1998 were 1,645,000 and 495,000, respectively. The following is the amount of income and number of shares used in the basic and diluted earnings per share computations (dollars and shares in thousands, except per share data):

                                                Three Months    Six Months
                                                   Ended           Ended
                                                 December 31,   December 31,
                                               _____________   ______________
                                                1999   1998     1999    1998
                                               _____  ______   ______  ______
            Basic earnings per share:
              Earnings:
                Income available to
                  common stockholders          $ 877  $1,390   $8,170  $2,498
                                               =====  ======   ======  ======
              Shares:
                Weighted average number
                of common shares
                outstanding                    8,614   8,617    8,615   8,665
                                               =====  ======   ======  ======

            Basic earnings per share           $ .10  $  .16   $  .95  $  .29
                                               =====  ======   ======  ======
            Diluted earnings per share:
              Earnings:
                Income available to
                  common stockholders          $ 877  $1,390   $8,170  $2,498
                Effect of dilutive
                  securities                       -       -        -       -
                                               _____  ______   ______  ______
                Income, as adjusted            $ 877  $1,390   $8,170  $2,498
                                               =====  ======   ======  ======
              Shares:
                Weighted average number
                  of common shares
                  outstanding                  8,614   8,617    8,615   8,665
                Common shares issuable
                  upon assumed exercise
                  of dilutive stock
                  options                          1   1,047       12   1,268
                Less common shares
                  assumed to be
                  repurchased by
                  application of the
                  treasury stock method
                  to the proceeds using
                  the average market
                  price for the period            (1)   (999)     (12) (1,179)
                                               _____  ______   ______  ______
                Weighted average number
                  of common shares and
                  common share
                  equivalents outstanding      8,614   8,665    8,615   8,754
                                               =====  ======   ======  ======

            Diluted earnings per share         $ .10  $  .16   $  .95  $  .29
                                               =====  ======   ======  ======

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

Note 5 - Other events:
            On August 16, 1999, Jackpot received a notice from Players International, Inc. ("Players") terminating the Agreement and Plan of Merger dated February 8, 1999 (the "Players Agreement"). Such notice contained the terms of a merger offer for Players from Harrah's Entertainment, Inc. On August 19, 1999, pursuant to the terms of the Players Agreement, Jackpot received a break-up fee of $13,500,000. As a result of the termination of the Players Agreement, capitalized costs of $2,384,000 incurred in connection with the proposed acquisition of Players were expensed resulting in a net break-up fee of $11,116,000.

            During the six months ended December 31, 1999, Jackpot sold 1,014,400 shares of Players common stock for $8,488,000 ($8.37 per share). As a result of the sale of such shares, which were purchased on March 10, 1999 at a cost of $6,127,000 ($6.04 per share), Jackpot realized a gain of $2,361,000.

Note 6 - Commitments and contingencies:
          Litigation settlement:
            In August 1998, Albertson's, Inc. ("Albertson's," a retail chain in which Jackpot conducts gaming operations) and American Stores Company ("American Stores") entered into a merger agreement that provided for the acquisition of American Stores by Albertson's. The merger of Albertson's and American Stores was completed on June 23, 1999. As a condition to avoiding and/or settling legal proceedings against the merger by the Federal Trade Commission and the Attorneys General of California, Nevada and New Mexico, Albertson's agreed to divest certain of its stores, including 19 stores in southern Nevada, fifteen of which were Jackpot locations. In late September and early October 1999, Albertson's sold those locations to Raley's, Inc. ("Raley's"), and Raley's has operated them since.

            On August 30, 1999, Jackpot commenced litigation in United States District Court for the District of Nevada against Albertson's and Raley's to enforce its rights to remain in the fifteen locations under its agreement with Albertson's. On September 14, 1999, Jackpot obtained a preliminary injunction to prevent Albertson's and Raley's from interfering with its right to occupy the subject premises and conduct gaming operations. Albertson's and Raley's appealed the injunction and made motions for summary judgment.

            In connection with Raley's acquisition of the locations, United Coin Machine Company ("United Coin"), the slot route operator for Raley's northern Nevada stores, filed applications with the Nevada Gaming Control Board to operate the gaming machines at the fifteen stores. On September 23, 1999, United Coin commenced an action in Nevada state court against Jackpot, Albertson's, Raley's and Anchor Coin ("Anchor"), the slot route operator at the four other Albertson's southern Nevada locations seeking declaratory and injunctive relief and money damages.

            On January 26, 2000, Jackpot entered into a Settlement Agreement and Release (the "Settlement Agreement") with Albertson's, Raley's, Anchor and United Coin. Pursuant to the terms of the Settlement Agreement, the parties agreed to dismiss with prejudice all litigation pending among them and to the takeover of gaming operations by United Coin of the 19 stores in southern Nevada, effective February 1, 2000. Of the 19 stores in southern Nevada operated by Raley's, Jackpot had operated 246 gaming machines at 15 locations pursuant to its long-term agreement with Albertson's. Jackpot believed it was in its best interest to settle the case and thereby preserve and solidify its long-term relationship with Albertson's, its largest customer, pursuant to the terms of an amendment to its agreement with Albertson's, which it had theretofore arranged and which is described below in this note. It was also important to Jackpot to avoid further litigation and fully resolve all claims among and between the parties. All costs incurred in connection with the litigation and settlement, including legal and settlement costs aggregating approximately $950,000 have been recorded in the six months ended December 31, 1999.

          Settlement agreement with Albertson's:
            Prior to the settlement described above, on November 18, 1999, Jackpot and Albertson's had entered into a settlement agreement (the "Agreement"). The Agreement amended the license agreement entered in September 1998 between Jackpot and Albertson's (the "Albertson's Agreement"). The Agreement also terminated Jackpot's separate license agreements with Lucky Stores, Inc. and American Drug Stores, Inc. and incorporates Jackpot's exclusive rights in Nevada to operate gaming devices at the locations (including any future locations) of those entities into the Albertson's Agreement, as amended by the Agreement. Under the Agreement, Jackpot has the exclusive option to extend the agreements beyond the initial terms and will continue to have exclusive gaming rights for new Albertson's locations. In addition, Albertson's has granted Jackpot exclusive gaming rights in all drug stores opened by Albertson's or any of its affiliates in Nevada, and in future fuel center locations, a new retailing concept that Albertson's will open, in which gaming may be offered to customers. Further, pursuant to the terms of the Agreement, Jackpot will receive substantial reductions in certain license fees, which are effective from February 1, 2000 through the initial term of the Agreement, and certain immediate credits toward license fees. Including 28 former Lucky Store locations in southern Nevada, which have been operating under the Albertson's name since November 1999, the Agreement currently involves the operation of 1,012 gaming machines in 79 locations.

            Future minimum lease payments (dollars in thousands) under noncancelable operating leases or licenses, including the Agreement described above, aggregated approximately $144,358 at December 31, 1999, payable as follows: $48,030 in the remainder of fiscal 2000 and fiscal 2001; $32,018 in fiscal 2002; $32,247 in fiscal 2003; $10,199 in fiscal 2004; $9,682 in fiscal 2005; and $12,182 thereafter.

          The Rite Aid dispute:
            On December 8, 1999, certain subsidiaries of Jackpot commenced litigation in the United States District Court for the District of Nevada against Rite Aid Corporation ("Rite Aid"). The lawsuit is an action for rescission of two license agreements between those subsidiaries and Rite Aid and for damages based upon Rite Aid's fraud. Operations of said subsidiaries under said agreements resulted in an operating loss of approximately $1.0 million and $2.0 million for the three and six months ended December 31, 1999, respectively. On December 16, 1999, on consent of the parties, the Court adjourned Jackpot's motion for a preliminary injunction until March 10, 2000, subject to certain terms and conditions. The outcome of this action cannot be determined at this time. Subsequent to the adjournment, Jackpot and Rite Aid have had preliminary discussions for the purpose of amending the present agreements. If the amendment of both license agreements is not completed, or if completed on less than satisfactory economic terms required by Jackpot and revenues do not increase significantly at these locations, Jackpot will continue to incur significant operating losses at the Rite Aid locations. Jackpot presently operates 311 gaming devices at 30 Rite Aid locations.

Item 2.  Management's Discussion and Analysis of Financial
         _________________________________________________
         Condition and Results of Operations
         ___________________________________

Capital Resources and Liquidity
_______________________________

     Cash Flows:

     Jackpot's principal sources of cash for the six months ended December 31, 1999 (the "1999 six months"), consisted principally of the cash flows from investing activities and its available cash and cash equivalents which, at June 30, 1999, was $47.6 million and at December 31, 1999 was $70.2 million. Net cash provided by operating activities decreased $3.6 million, from $5.6 million for the six months ended December 31, 1998 (the "1998 six months") to $2.0 million for the 1999 six months. The decrease of $3.6 million was due primarily to the decrease in operating income in the 1999 six months.

     Net cash provided by investing activities increased $24.2 million, from net cash used in investing activities of $3.6 million for the 1998 six months to net cash provided by investing activities of $20.6 million for the 1999 six months. Such increase was due primarily to the receipt of the break-up fee from the terminated merger and the proceeds from the sale of the Players stock described below.

     Liquidity:

     On October 29, 1996, Jackpot's Board of Directors authorized management to repurchase up to 500,000 shares of Jackpot's common stock at prevailing market prices. Subsequently, on January 22, 1998, such authorization was increased from 500,000 to 1,000,000 shares. From October 29, 1996 through December 31, 1999, Jackpot repurchased 800,437 shares of common stock at a cost of approximately $8.5 million.

     On August 16, 1999, Jackpot received a notice from Players International, Inc. ("Players") terminating the Agreement and Plan of Merger dated February 8, 1999 (the "Players Agreement"). Such notice contained the terms of a merger offer for Players from Harrah's Entertainment, Inc. On August 19, 1999, pursuant to the terms of the Players Agreement, Jackpot received a break-up fee of $13.5 million. As a result of the termination of the Players Agreement, capitalized costs of $2,384,000 incurred in connection with the proposed acquisition of Players were expensed resulting in a net break-up fee of $11.1 million.

     During the 1999 six months, Jackpot sold 1,014,400 shares of Players common stock for $8,488,000 ($8.37 per share). As a result of the sale of such shares, which were purchased on March 10, 1999 at a cost of $6,127,000 ($6.04 per share), Jackpot realized a gain of $2,361,000.

     Working capital increased $13.4 million, from $53.6 million at June 30, 1999 to $67.0 million at December 31, 1999. The increase in working capital was due primarily to the receipt of the break-up fee and the sale of the Players common stock described above.

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

     Jackpot continues to explore additional opportunities, including potential acquisitions, both gaming and nongaming. Management believes working capital and cash provided by operations will be sufficient to enable Jackpot to pursue expansion opportunities; however, Jackpot may seek additional debt or equity financing to facilitate other opportunities or potential acquisitions.

     Recently Issued Accounting Standards:

     In April 1998, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities." This standard provides guidance on the financial reporting for start-up costs and organization costs. This standard requires costs of start-up activities and organization costs to be expensed as incurred, and is effective for fiscal years beginning after December 15, 1998. The Company adopted this statement on July 1, 1999. This statement had no effect on the accompanying unaudited condensed consolidated financial statements and will not have a significant effect on Jackpot's financial position or results of operations for fiscal 2000.

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

Results of Operations
_____________________

     Special Factors Affecting Route Operations:

     Albertson's-Raley's litigation.  In August 1998, Albertson's, Inc.
     ______________________________
("Albertson's," a retail chain in which Jackpot conducts gaming operations) and American Stores Company ("American Stores") entered into a merger agreement that provided for the acquisition of American Stores by Albertson's. Approximately 57% and 55% of Jackpot's total revenues for the fiscal years ended June 30, 1999 and 1998, respectively, were generated at the locations of those two entities. The merger of Albertson's and American Stores was completed on June 23, 1999. As a condition to avoiding and/or settling legal proceedings against the merger by the Federal Trade Commission and the Attorneys General of California, Nevada and New Mexico, Albertson's agreed to divest certain of its stores, including 19 stores in southern Nevada, fifteen of which were Jackpot locations. In late
September and early October 1999, Albertson's sold those locations to Raley's, Inc. ("Raley's"), and Raley's has operated them since.

     On August 30, 1999, Jackpot commenced litigation in United States District Court for the District of Nevada against Albertson's and Raley's to enforce its rights to remain in the fifteen locations under its agreement with Albertson's. On September 14, 1999, Jackpot obtained a preliminary injunction to prevent Albertson's and Raley's from interfering with its right to occupy the subject premises and conduct gaming operations. Albertson's and Raley's appealed the injunction and made motions for summary judgment.

     In connection with Raley's acquisition of the locations, United Coin Machine Company ("United Coin"), the slot route operator for Raley's northern Nevada stores, filed applications with the Nevada Gaming Control Board to operate the gaming machines at the fifteen stores. On September 23, 1999, United Coin commenced an action in Nevada state court against Jackpot, Albertson's, Raley's and Anchor Coin ("Anchor"), the slot route operator at the four other Albertson's southern Nevada locations seeking declaratory and injunctive relief and money damages.

     On January 26, 2000, Jackpot entered into a Settlement Agreement and Release (the "Settlement Agreement") with Albertson's, Raley's, Anchor and United Coin. Pursuant to the terms of the Settlement Agreement, the parties agreed to dismiss with prejudice all litigation pending among them and to the takeover of gaming operations by United Coin of the 19 stores in southern Nevada, effective February 1, 2000. Of the 19 stores in southern Nevada operated by Raley's, Jackpot had operated 246 gaming machines at 15 locations pursuant to its long-term agreement with Albertson's. These 15 locations generated approximately 16% of Jackpot's total revenues for the 1998 six months and the year ended June 30, 1999 ("fiscal 1999"), respectively, and a significantly greater percentage of Jackpot's operating income for the 1998 six months and fiscal 1999. Jackpot believed it was in its best interest to settle the case and thereby preserve and solidify its long-term relationship with Albertson's, its largest customer, pursuant to the terms of an amendment to its agreement with Albertson's, which it had theretofore arranged and which is described below. It was also important to Jackpot to avoid further litigation and fully resolve all claims among and between the parties. All costs incurred in connection with the litigation and settlement, including legal and settlement costs aggregating approximately $950,000 have been recorded in the six months ended December 31, 1999.

Settlement agreement with Albertson's:  Prior to the settlement described
_____________________________________
above, on November 18, 1999, Jackpot and Albertson's had entered into a settlement agreement (the "Agreement"). The Agreement amended the license agreement entered in September 1998 between Jackpot and Albertson's (the "Albertson's Agreement"). The Agreement also terminated Jackpot's separate license agreements with Lucky Stores, Inc. and American Drug Stores, Inc. and incorporates Jackpot's exclusive rights in Nevada to operate gaming devices at the locations (including any future locations) of those entities into the Albertson's Agreement, as amended by the Agreement. Under the Agreement, Jackpot has the exclusive option to extend the agreements beyond the initial terms and will continue to have exclusive gaming rights for new Albertson's locations. In addition, Albertson's has granted Jackpot exclusive gaming rights in all drug stores opened by Albertson's or any of its affiliates in Nevada, and in future fuel center locations, a new retailing concept that Albertson's will open, in which gaming may be offered to customers. Further, pursuant to the terms of the Agreement, Jackpot will receive substantial reductions in certain license fees, which are effective from February 1, 2000 through the initial term of the Agreement, and certain immediate credits toward license fees. Based upon the amended terms and certain assumptions, management believes that the estimated cost savings over the initial term of the Agreement will approximate $18 million. Including 28 former Lucky Store locations in southern Nevada, which have been operating under the Albertson's name since November 1999, the Agreement currently involves the operation of 1,012 gaming machines in 79 locations.

     While the loss of the 15 former Albertson's locations on February 1, 2000 will have a significant effect of the Company's future results of operations, management believes that the estimated cost savings will substantially offset the loss of the operating income, based on current assumptions and contract terms, that would have been generated at these 15 locations over the initial term of the Agreement.

The Rite Aid dispute:  On December 8, 1999, certain subsidiaries of Jackpot
____________________
commenced litigation in the United States District Court for the District of Nevada against Rite Aid Corporation ("Rite Aid"). The lawsuit is an action for rescission of two license agreements between those subsidiaries and Rite Aid and for damages based upon Rite Aid's fraud. Operations of said subsidiaries under said agreements resulted in an operating loss of approximately $1.0 million and $2.0 million for the three and six months ended December 31, 1999, respectively. On December 16, 1999, on consent of the parties, the Court adjourned Jackpot's motion for a preliminary injunction until March 10, 2000, subject to certain terms and conditions. The outcome of this action cannot be determined at this time. Subsequent to the adjournment, Jackpot and Rite Aid have had preliminary discussions for the purpose of amending the present agreements. If the amendment of both license agreements is not completed, or if completed on less than satisfactory economic terms required by Jackpot and revenues do not increase significantly at these locations, Jackpot will continue to incur significant operating losses at the Rite Aid locations. Jackpot presently operates 311 gaming devices at 30 Rite Aid locations.

     Revenues:

     Total revenues for the three months ended December 31, 1999 (the "1999 three months") decreased $1.3 million, from $23.7 million for the three months ended December 31, 1998 (the "1998 three months") to $22.4 million for the 1999 three months, while total revenues for the 1999 six months decreased $.7 million, from $45.9 million for the 1998 six months to $45.2 million for the 1999 six months. The decrease in total revenues of $1.3 million for the 1999 three months was the net result of a decrease of $1.0 million (from $23.4 million for the 1998 three months to $22.4 million for the 1999 three months) in gaming machine route operations ("route operations") revenues and a decrease of $.3 million in casino operations revenues. The decrease in total revenues of $.7 million for the 1999 six months was due to the decrease of $.7 million in casino operations revenues.

     The decrease in route operations revenues for the 1999 three months of $1.0 million resulted from a combination of revenues generated from new locations of $1.3 million, net of a decrease in revenues at existing locations of $1.5 million and lost revenues from terminated locations of $.8 million. The decrease in route operations revenues of $1.0 million for the 1999 three months was due primarily to lower revenues generated at the 15 Raley's locations. Route operations revenues for the 1999 six months, compared to the 1998 six months, remained constant at $45.2 million. While new locations generated revenues of $2.6 million, such increase was offset by the decrease in revenues at existing locations of $1.0 million and the lost revenues from terminated locations of $1.6 million in the 1998 six months.

     Route operations revenues attributable to fixed payment leases and revenue sharing contracts for the three and six months ended December 31, 1999 and 1998 are summarized below (dollars in thousands):

                                       Three Months Ended December 31,
                                 __________________________________________
                                          1999                  1998
                                 _____________________  ___________________
                                            Percent              Percent
                                            of route             of route
                                            operations           operations
                                  Amount    revenues     Amount  revenues
                                 _______    __________  _______  __________
Route operations:
  Fixed payment leases           $16,364      72.9%     $17,772    76.0%
  Revenue sharing contracts        6,080      27.1        5,627    24.0
                                 _______     _____      _______   _____
    Totals                       $22,444     100.0%     $23,399   100.0%
                                 =======     =====      =======   =====

                                       Six Months Ended December 31,
                                 __________________________________________
                                          1999                  1998
                                 _____________________  ___________________
                                            Percent              Percent
                                            of route             of route
                                            operations           operations
                                  Amount    revenues     Amount  revenues
                                 _______    __________  _______  __________
Route operations:
  Fixed payment leases           $33,288      73.6%     $34,250    75.7%
  Revenue sharing contracts       11,956      26.4       11,002    24.3
                                 _______     _____      _______   _____
    Totals                       $45,244     100.0%     $45,252   100.0%
                                 =======     =====      =======   =====

     Costs and expenses:

     Route operations expenses for the 1999 three months and 1999 six months increased $2.0 million (from $19.5 million for the 1998 three months to $21.5 million for the 1999 three months) and $4.7 million (from $38.1 million for the 1998 six months to $42.8 million for the 1999 six months) and, as a percentage of route operations revenues, increased to 96.0% and 94.6% for the 1999 three months and 1999 six months, respectively, from 83.5% and 84.1% for the 1998 three months and 1998 six months, respectively. With respect to route operations costs and expenses, location rent is the single largest route operations expense.

     In September 1998, Jackpot had entered into a long-term extension of the Albertson's Agreement (the "Albertson's Extension"), which became effective July 1, 1999. Pursuant to the terms of the Albertson's Extension, location rent increased significantly over the previous agreement. Such increase, which was principally related to the 15 former Albertson's locations in southern Nevada discussed below, adversely affected the Company's results of operations for the 1999 six months. For a further description of the Company's lease and license agreements, see Item 1 - Business - Gaming Machine Route Operations and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview in the 1999 Form 10-K.

     The increase in route operations expenses of $2.0 million for the 1999 three months resulted primarily from a combination of an increase of $1.3 million in location rent for new locations of existing chain store customers, an increase of $.3 million in location rent associated with revenue sharing contracts, a decrease of $.4 million in location rent for all other customers, an increase of $.3 million in group health costs, and an increase of $.5 million in other route operations expenses. The increase in route operations expenses of $4.7 million for the 1999 six months resulted primarily from a combination of an increase of $2.5 million in location rent for new locations of existing chain store customers, an increase of $.5 million in location rent for locations of existing chain store customers, which was principally related to the 15 former Albertson's locations in southern Nevada, an increase of $.8 million in location rent associated with revenue sharing contracts, a decrease of $.5 million in location rent for all other customers, an increase of $.4 million in group health costs, and an increase of $1.0 million in all other route operating expenses.

     Depreciation expense in each of the 1999 three months and 1999 six months decreased $.1 million, from $1.1 million for the 1998 three months to $1.0 million for the 1999 three months, and from $2.1 million for the 1998 six months to $2.0 million for the 1999 six months. Amortization expense in each of the 1999 three months and 1999 six months decreased $.1 million, from $.3 million for the 1998 three months to $.2 million for the 1999 three months, and from $.6 million for the 1998 six months to $.5 million for the 1999 six months.

     General and administrative expense for the 1999 three months and 1999 six months increased $.4 million (from $.9 million for the 1998 three months to $1.3 million for the 1999 three months) and $.8 million (from $1.8 million for the 1998 six months to $2.6 million for the 1999 six months). The increases were due principally to legal costs associated with the Albertson's and Raley's litigation.

     Other income:

     Other income for the 1999 three months and 1999 six months increased $2.6 million (from $.4 million for the 1998 three months to $3.0 million for the 1999 three months) and $13.7 million (from $.7 million for the 1998 six months to $14.4 million for the 1999 six months). The increases in other income were due principally to the net fee from the terminated merger of $11.1 million and the gain on the sale of the Players common stock of $2.3 million previously discussed.

     Federal income tax:

     The effective tax rate for the 1999 three months and 1999 six months was 31% and for the 1998 three months and 1998 six months such rate was 28%. These rates were lower than the Federal Statutory rate of 35% primarily because of the tax benefits realized from tax-exempt interest income.

     General:

     Operating income for the 1999 three months and 1999 six months decreased $3.3 million (from $1.6 million for the 1998 three months to an operating loss of $1.7 million for the 1999 three months) and $5.4 million (from $2.8 million for the 1998 six months to an operating loss of $2.6 million for the 1999 six months). Such decreases were due principally to three factors: (1) an operating loss of approximately $1.0 million and $2.0 million for the 1999 three months and 1999 six months, respectively, incurred at the locations of Rite Aid, a large customer, resulting from the failure of 17 new locations to achieve expected revenues, as well as from a decrease in revenues at existing locations of such customer, (2) a significant decline in operating income generated at 15 former Albertson's locations in southern Nevada, which have been operated by Raley's since late September and early October 1999. Such decline was due primarily to significantly lower revenues generated at these locations, and (3) legal and settlement costs incurred in connection with Jackpot's litigation against Albertson's and Raley's.

     Basic and diluted earnings per share for the 1999 three months and 1999 six months was $.10 and $.95 per share versus $.16 and $.29 per share for the 1998 three months and 1998 six months. Net income for the 1999 six months was $8.2 million compared to $2.5 million for the 1998 six months. Such increase was due principally to an increase in other income relating to the net fee from the terminated merger and the gain on the sale of the Players common stock. Net income for the 1999 three months was $.9 million compared to $1.4 million for the 1998 three months. The decrease was due primarily to the decline in operating income described above.

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

     Jackpot conducted a review of its computer systems and other systems for the purpose of assessing its potential Year 2000 Problem. In addition, Jackpot communicated with its major vendors and suppliers to determine their state of readiness relative to the Year 2000 Problem and Jackpot's possible exposure to Year 2000 issues of such third parties. Jackpot, through correspondence from its major vendors or statements obtained at Year 2000 disclosure sites of major vendors, has been advised that such vendors software or products are either Year 2000 compliant or should be Year 2000 compliant before December 31, 1999.

     Jackpot has modified or replaced its essential computer systems and other systems. The Company's essential systems were Year 2000 compliant prior to December 31, 1999. All costs related to the Year 2000 Problem have been expensed as incurred, while the cost of new hardware is capitalized and amortized over its expected useful life. As of December 31, 1999, the Company had incurred approximately $280,000 of Year 2000 compliance costs, principally for internal costs and system applications. Subsequent to December 31, 1999, the Company has not experienced any significant difficulties relating to the Year 2000 Problem, and continues to monitor its essential computer systems and other systems for potential problems which may occur.

Forward-looking statements
__________________________

     Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission contains statements that may be considered forward-looking. In addition, from time to time, the Company may release or publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, competitive pressures, the loss or nonrenewal of any of Jackpot's significant contracts, the consolidation or disposition of selected locations as a result of the merger of Albertson's, Inc. and American Stores Company (each of which was a significant customer of the Company during the past three fiscal years), conditioning or suspension of any gaming license, unfavorable changes in gaming regulations, adverse results of significant litigation matters including, but not limited to the litigation with Rite Aid Corporation, possible future financial difficulties of a significant customer and the continued growth of the gaming industry and population in Nevada. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. The Company assumes no obligation to update or supplement forward-looking statements as a result of new circumstances or subsequent events.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk
         _________________________________________________________

     During the six months ended December 31, 1999, the Company sold a total of 1,014,400 shares of common stock of Players in open market transactions. Such shares, which were purchased on March 10, 1999, were acquired because the purchase price for those shares was significantly below the per share consideration which the Company had agreed to pay for all outstanding shares of Players pursuant to the Agreement and Plan of Merger dated as of February 8, 1999, which provided for the merger of Players into a wholly-owned subsidiary of the Company. As of December 31, 1999, Jackpot did not own any shares of Players common stock. For further information concerning the termination of the merger with Players and the sale of Players common stock by the Company, see Note 5 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

     In all other respects, for the three and six months ended December 31, 1999, there were no changes to the information incorporated by reference in
Item 7A of the 1999 Form 10-K.

                         PART II.  OTHER INFORMATION
                                   _________________

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits:
          3.1  - Articles of Incorporation of the Registrant, as amended.
         10.12 - Settlement Agreement with Albertson's, Inc.
         10.13 - First Amendment to Settlement Agreement with Albertson's,
                 Inc.
         27.1  - Financial Data Schedule (EDGAR filing only).

    (b) Reports on Form 8-K - No Form 8-K was filed for the three months ended December 31, 1999.

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

Date: February 14, 2000