Form 10-Q
period 2000-03-31
JACKPOT ENTERPRISES INC
filed 2000-05-15
CIK 351903

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to___________________


Commission file no. 1-9728

                          JACKPOT ENTERPRISES, INC.
_____________________________________________________________________
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

                                        Yes   x        No
                                             ___

There were 8,775,470 shares of the registrant's common stock outstanding as of May 5, 2000.

                  JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                                     INDEX




Part I.    Financial Information

Item 1.    Financial Statements
             Condensed Consolidated Balance Sheets -
               March 31, 2000 and June 30, 1999
             Condensed Consolidated Statements of Operations -
               Three and Nine Months Ended March 31, 2000 and 1999
             Condensed Consolidated Statement of Stockholders'
               Equity - Nine Months Ended March 31, 2000
             Condensed Consolidated Statements of Cash Flows -
               Nine Months Ended March 31, 2000 and 1999
             Notes to Condensed Consolidated Financial Statements

Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosure About Market Risk


Part II.   Other Information

Item 6.    Exhibits and Reports on Form 8-K

                  JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)
                                  (Unaudited)


                                                 March 31,       June 30,
         ASSETS                                    2000            1999
         ______                                  _________      _________
Current assets:
  Cash and cash equivalents                      $ 62,780       $ 47,637
  Short-term investments, at fair value                 -          7,292
  Prepaid expenses                                  1,055          1,515
  Other current assets                              1,811          1,985
                                                 ________       ________
    Total current assets                           65,646         58,429
                                                 ________       ________

Property and equipment, at cost:
  Land and buildings                                    -            435
  Gaming equipment                                 29,261         29,418
  Other equipment                                   4,234          4,546
  Leasehold improvements                              374            368
                                                 ________       ________
                                                   33,869         34,767
  Less accumulated depreciation                   (21,142)       (21,010)
                                                 ________       ________
                                                   12,727         13,757

Investments in internet-related businesses          7,969              -

Lease acquisition costs and other
  intangible assets, net of
  accumulated amortization of
  $1,484 and $3,404                                 1,528          3,119

Goodwill, net of accumulated
  amortization of $3,003 and $2,879                 3,618          3,743

Lease and other security deposits                      65          1,242

Other non-current assets                                -          2,005
                                                 ________       ________
    Total assets                                 $ 91,553       $ 82,295
                                                 ========       ========



See Notes to Condensed Consolidated Financial Statements.

                 JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except share data)
                                 (Concluded)
                                 (Unaudited)


                                                 March 31,      June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY               2000           1999
____________________________________            _________      _________
Current liabilities:
  Accounts payable                              $  1,131       $  1,794
  Other current liabilities                        3,286          3,000
                                                ________       ________
      Total current liabilities                    4,417          4,794

Deferred rent                                      3,921          2,554
Deferred income tax                                  454            333
                                                ________       ________
      Total liabilities                            8,792          7,681
                                                ________       ________

Commitments and contingencies

Stockholders' equity:
  Preferred stock - authorized
    1,000,000 shares of $1 par value;
    none issued
  Common stock - authorized
    60,000,000 shares of $.01 par
    value; 10,034,094 and 9,860,252
    shares issued                                    100             99
  Additional paid-in capital                      68,588         66,465
  Retained earnings                               27,850         21,069
  Less 1,258,624 and 1,243,714 shares of
    common stock in treasury, at cost            (13,777)       (13,776)
  Unrealized gain on available-for-sale
    securities, net of tax                             -            757
                                                ________       ________
      Total stockholders' equity                  82,761         74,614
                                                ________       ________
      Total liabilities and
        stockholders' equity                    $ 91,553       $ 82,295
                                                ========       ========

See Notes to Condensed Consolidated Financial Statements.

                  JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              THREE AND NINE MONTHS ENDED MARCH 31, 2000 AND 1999
                 (Dollars in thousands, except per share data)
                                  (Unaudited)

                                    Three Months Ended    Nine Months Ended
                                         March 31,             March 31,
                                    __________________    _________________
                                     2000        1999      2000       1999
                                    _______    _______    _______   _______
Revenues:
  Route operations                  $21,445    $24,262    $66,689   $69,514
  Casino operations                       -        314          -     1,016
                                    _______    _______    _______   _______
      Totals                         21,445     24,576     66,689    70,530
                                    _______    _______    _______   _______

Costs and expenses:
  Route operations                   19,371     19,964     62,170    58,027
  Casino operations                       -        274          -       968
  Amortization                          152        299        602       877
  Depreciation                          975      1,003      2,956     3,074
  General and administrative          3,845        867      6,459     2,664
                                    _______    _______    _______   _______
      Totals                         24,343     22,407     72,187    65,610
                                    _______    _______    _______   _______

Operating income (loss)              (2,898)     2,169     (5,498)    4,920

Other income:
  Net fee from terminated merger          -          -     11,116         -
  Gain on sale of short-term
    investments                           -          -      2,361         -
  Interest and other income             541        346      1,505     1,064
                                    _______    _______    _______   _______
      Totals                            541        346     14,982     1,064
                                    _______    _______    _______   _______

Income (loss) before income tax      (2,357)     2,515      9,484     5,984
                                    _______    _______    _______   _______
Provision (credit) for Federal
  income tax:
    Current                          (1,256)     1,211      2,582     2,082
    Deferred                            288       (507)       121      (407)
                                    _______    _______    _______   _______
      Totals                           (968)       704      2,703     1,675
                                    _______    _______    _______   _______

Net income (loss)                   $(1,389)   $ 1,811    $ 6,781   $ 4,309
                                    =======    =======    =======   =======

Basic earnings (loss) per share     $  (.16)   $   .21    $   .79   $   .50
                                    =======    =======    =======   =======

Diluted earnings (loss) per share   $  (.16)   $   .21    $   .78   $   .50
                                    =======    =======    =======   =======

See Notes to Condensed Consolidated Financial Statements.

                               JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                    NINE MONTHS ENDED MARCH 31, 2000
                                   (Dollars and shares in thousands)
                                              (Unaudited)

                                                                                      Accumu-
                                                                                      lated
                                                Addi-                                 Other
                                 Common Stock   tional               Treasury Stock   Compre-
                                ______________  Paid-In  Retained   ________________  hensive
                                Shares  Amount  Capital  Earnings   Shares   Amount   Income  Totals
                                _______ ______  _______  ________   ______  ________  _______ _______

Balance July 1, 1999             9,860   $ 99   $66,465   $21,069   (1,244) $(13,776)  $757   $74,614

Comprehensive income:
  Net income                                                6,781                               6,781
  Other comprehensive income:
    Unrealized gain on
      available-for-sale
      securities, net of tax
      and reclassification
      adjustment
      (See Note 3 and
      disclosure below)                                                                (757)     (757)
                                                                                               ______
Comprehensive income                                                                            6,024
Tax benefit from stock options                       83                                            83
Issuance of shares on exercise
  of stock options                  28              295                                           295
Repurchases of common stock                                            (15)       (1)              (1)
Issuance of shares for
  investment in internet-
  related business                 146      1     1,745                                         1,746
                                ______   ____   _______   _______   ______  ________   ____   _______
Balance March 31, 2000          10,034   $100   $68,588   $27,850   (1,259) $(13,777)  $  -   $82,761
                                ======   ====   =======   =======   ======  ========   ====   =======

Disclosure of reclassification amount:
    Unrealized gain for the nine months
      ended March 31, 2000                      $   777
    Less reclassification adjustment for gain
      included in net income                     (1,534)
                                                _______
    Unrealized gain on available-for-sale
      securities, net of tax                    $  (757)
                                                =======

See Notes to Condensed Consolidated Financial Statements.

                   JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED MARCH 31, 2000 AND 1999
                             (Dollars in thousands)
                                   (Unaudited)

                                                           2000       1999
                                                         ________   ________
Operating activities:
  Net income                                             $  6,781   $  4,309
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Net fee from terminated merger                      (11,116)         -
      Depreciation and amortization                         3,558      3,951
      Deferred Federal income tax                             121       (407)
      Gain on sale of short-term investments               (2,361)         -
      Increase (decrease) from changes in:
        Prepaid expenses and other current assets           1,768        953
        Other non-current assets                              (29)        12
        Accounts payable and other current
          liabilities                                         742        193
        Deferred rent and other liabilities                 1,367         50
                                                         ________   ________
          Net cash provided by operating activities
                                                              831      9,061
                                                         ________   ________
Investing activities:
  Purchase of marketable securities                             -     (6,127)
  Investments in internet-related businesses               (6,183)         -
  Break-up fee from terminated merger                      13,500          -
  Proceeds from sale of short-term investments              8,488          -
  Net proceeds from location operators                         94         22
  Proceeds from sales of property and equipment               482      1,676
  Purchases of property and equipment                      (1,798)    (4,216)
  Increase in lease acquisition costs and other
    intangible and non-current assets                      (2,031)    (1,123)
  Lease and other security deposits                         1,466          -
                                                         ________   ________
          Net cash provided by (used in)
            investing activities                           14,018     (9,768)
                                                         ________   ________

Financing activities:
  Proceeds from issuance of common stock                      295         67
  Repurchases of common stock                                  (1)    (1,706)
                                                         ________   ________
          Net cash provided by (used in)
            financing activities                              294     (1,639)
                                                         ________   ________
Net increase (decrease) in cash and
  cash equivalents                                         15,143     (2,346)
Cash and cash equivalents at beginning of period           47,637     50,275
                                                         ________   ________
Cash and cash equivalents at end of period               $ 62,780   $ 47,929
                                                         ========   ========

Supplemental disclosures of cash flow data:
  Cash paid during the period for:
    Federal income tax                                   $  1,275   $  1,200

Non-cash investing and financing activities:
  Issuance of common stock for investment in
    internet-related business                            $  1,746          -


See Notes to Condensed Consolidated Financial Statements.

                   JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Significant accounting policies and business:
           Business:
             On March 8, 2000, Jackpot Enterprises, Inc. ("Jackpot" or the "Company") announced a series of actions designed to transform the Company from a gaming entity into a high growth, technology Internet infrastructure provider and fund manager ("Internet-Related Businesses"). On March 10, 2000, the Company formed J Net Ventures I, LLC ("Venture I"), an entity that will invest primarily in Internet-Related Businesses. In connection with its change in business strategy, the Company has retained the investment banking firm of Koffler & Company to advise the Company on the disposition of its gaming machine route operations ("Route Operations"). In addition, the Board of Directors has unanimously adopted a resolution to change the name of the Company to J Net Enterprises, Inc. Such change is subject to the approval of the Company's stockholders.

           Basis of presentation:
             The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.

             Certain revenues previously classified as casino operations revenues in the condensed consolidated statements of operations for the three and nine months ended March 31, 1999 have been reclassified to Route Operations revenues. Such reclassifications were not material to total revenues.

             In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position as of March 31, 2000, the results of its operations for the three and nine months ended March 31, 2000 and 1999 and its cash flows for the nine months ended March 31, 2000 and 1999. The results for the three and nine months ended March 31, 2000 and 1999 are not necessarily indicative of results for a full year. Information included in the condensed consolidated balance sheet as of June 30, 1999 has been derived from the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended June 30, 1999 (the "1999 Form 10-K"). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and disclosures included in the 1999 Form 10-K.

             As of March 31, 2000, the Company had three investments in Internet-Related Businesses (see Note 2). The various interests that the Company acquires in Internet-Related Businesses will be accounted for under three methods: consolidation, equity and cost. The applicable accounting method is generally determined based on the Company's ability to control operations and voting interest in the Internet-Related Business.

           Investments in debt and equity securities:
             The Company accounts for investments in debt and equity securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). This statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities, and requires such securities be classified as either held to maturity, trading, or available-for-sale. Management determines the appropriate classification of its investments in securities at the time of purchase and reevaluates such classification at each balance sheet date.
             SFAS 115 requires that available-for-sale securities be carried at fair value with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Unrealized gains and losses for available-for-sale securities are excluded from earnings. Realized gains from sales of investment securities for the nine months ended March 31, 2000 were $2,361,000. There were no realized gains from sales of investment securities for the nine months ended March 31, 1999. There were no realized losses from sales of investment securities for the three and nine months ended March 31, 2000 and 1999, or any realized gains from the sale of investment securities for the three months ended March 31, 2000 and 1999.

           Recently issued accounting standards:
             In April 1998, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities". This standard provides guidance on the financial reporting for start-up costs and organization costs. This standard requires costs of start-up activities and organization costs to be expensed as incurred, and is effective for fiscal years beginning after December 15, 1998. The Company adopted this statement on July 1, 1999. This statement had no effect on the accompanying condensed consolidated financial statements and will not have a significant effect on the Company's financial position or results of operations for the fiscal year ending June 30, 2000.

             In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for fiscal years beginning after June 15, 2000. SFAS 133 establishes additional accounting and reporting standards for derivative instruments and hedging activities. Presently, the Company does not have any derivative instruments, nor does the Company participate in hedging activities. Accordingly, SFAS 133 is not expected to have a significant effect on the results of operations or related disclosures.

Note 2 - Investments in Internet-Related Businesses:
           Digital Boardwalk, LLC:
             On March 1, 2000, the Company purchased a 35% ownership interest and the right to purchase up to 139,256 Common Units at an exercise price of $3.59 per Common Unit (the "Warrant") in Digital Boardwalk, LLC ("Digital"), a privately-owned company, for an aggregate purchase price of $4,746,000. The consideration consisted of $3,000,000 in cash and $1,746,000 of the Company's common stock (146,342 shares). The Warrant is exercisable commencing on the closing date of Digital's next round of equity or convertible debt financing and shall be exercisable until the earlier of the consummation of a qualified initial public offering, as defined in the purchase agreement between the parties, or March 1, 2003. Digital is a developer of internet applications and technologies. The Company accounts for its investment in Digital under the equity method. The Company's share of Digital's results of operations and other comprehensive income from March 1, 2000 through March 31, 2000 did not have a significant effect on the Company's financial position or results of operations for the three and nine months ended March 31, 2000.

           Meister Brothers Investments, LLC:
             On March 1, 2000, the Company acquired a 1% membership interest in Meister Brothers Investments, LLC ("MBI") for $40,000 pursuant to an agreement between MBI, the Company, Keith Meister ("KM") and Todd Meister ("TM"), Co-Presidents of J Net Venture Partners, LLC, an affiliate of the Company. At the time of the transaction, KM and TM each contributed 50% of the limited partnership interests in Meister Brothers Investments, LP (the "Partnership") to MBI II Investments, LLC ("MBI II"), a limited liability company, the sole member of which is MBI. The general partnership interest in the Partnership is held by MBI. As a result of the transactions: (i) KM and TM each own 49.5% of the membership interests in MBI; (ii) the Company owns a 1% membership interest in MBI as a managing member; (iii) MBI owns all of the membership interests in MBI II; and (iv) MBI and MBI II own all of the general and limited partnership interests in the Partnership.

             In connection with the agreement described above, KM, TM and the Company entered into a Call Agreement on March 1, 2000.
             Pursuant to the terms of the Call Agreement, KM and TM granted an option to the Company to purchase from KM and TM, and KM and TM are each obligated to sell to the Company, upon proper exercise, under such option (the "Call Option") all of their membership interests in MBI. Upon exercise of the Call Option by the Company, KM and TM will receive no less than 312,500 and no more than 500,000 shares of the Company's common stock, as calculated by a predetermined formula in the Call Agreement.
             The Call Option may be exercised by the Company at any time after March 1, 2002 and expires on March 1, 2004.

             Also, on March 1, 2000, KM and TM and the Company entered into a Put Agreement. Pursuant to the terms of the Put Agreement, the Company granted an option to each of KM and TM to sell to the Company and the Company shall be obligated to purchase from each of KM and TM, upon proper exercise, under such option (the "Put Option") any or all of the membership interests in MBI held by each of them in exchange for a number of common shares of the Company, as calculated by a predetermined formula in the Put Option. The Put Option may be exercised at any time after the first to occur of (i) September 1, 2001 or (ii) the date the Portfolio Value, as defined in the Put Option, is fixed at $4,000,000, but in no event shall the Put Option become exercisable any earlier than March 1, 2001. The Put Option expires on March 1, 2004.

             If neither the Put Option nor the Call Option is exercised, KM and TM have a further option to purchase, or cause MBI to purchase, the Company's interest in MBI at its fair market value as determined by appraisal. This option is exercisable on or after April 1, 2004 and expires April 30, 2004.

           Cyberbills, Inc.:
             On March 10, 2000, the Company purchased 3,385,106 shares of Series C Preferred Stock of Cyberbills, Inc. ("Cyberbills") at a cost of $3,183,000. Of such purchase, $3,000,000 was made on behalf of Venture I. Cyberbills offers a service to its customers which allows them to view, pay and manage their bills over the Internet. The Company accounts for this investment under the cost method.

Note 3 - Comprehensive income (loss):
             Comprehensive income (loss) for the three and nine months ended March 31, 2000 and 1999 is the following (dollars in thousands):

                                             Three Months     Nine Months
                                                 Ended           Ended
                                               March 31,        March 31,
                                            _______________  ______________
                                              2000    1999    2000    1999
                                            _______  ______  ______  ______

             Net income (loss)              $(1,389) $1,811  $6,781  $4,309
             Other comprehensive income           -     138    (757)    138
                                            _______  ______  ______  ______
             Comprehensive income (loss)    $(1,389) $1,949  $6,024  $4,447
                                            =======  ======  ======  ======

Note 4 - Earnings (loss) per share:
             Basic earnings (loss) per share for the three and nine months ended March 31, 2000 and 1999 is computed by dividing net income
             (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share for the three and nine months ended March 31, 2000 and 1999 is computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding. Options and warrants to purchase common stock, whose exercise price was greater than the average market price for the respective period, have been excluded from the computations of diluted earnings per share. Such antidilutive options and warrants outstanding for the three months ended March 31, 1999 were 1,738,000, and for the nine months ended March 31, 2000 and 1999 were 712,000 and 721,000, respectively. The weighted average number of options outstanding for the three months ended March 31, 2000 was 1,990,000. While the exercise prices for all such options were less than the average market price for the period, these options have been excluded from the diluted loss per share calculation because the effect upon the assumed exercise of the options would not be dilutive. The following is the amount of income
             (loss) and number of shares used in the basic and diluted earnings (loss) per share computations (dollars and shares in thousands, except per share data):


                                                Three Months    Nine Months
                                                   Ended           Ended
                                                  March 31,      March 31,
                                              _______________ ______________
                                                2000    1999    2000   1999
                                              _______  ______ ______  ______
            Basic earnings (loss) per share:
              Earnings (loss):
                Income (loss) available to
                  common stockholders         $(1,389) $1,811 $6,781  $4,309
                                              =======  ====== ======  ======
              Shares:
                Weighted average number
                of common shares
                outstanding                     8,631   8,617  8,620   8,649
                                              =======  ====== ======  ======

            Basic earnings (loss) per share   $  (.16) $  .21 $  .79  $  .50
                                              =======  ====== ======  ======

            Diluted earnings (loss) per share:
              Earnings (loss):
                Income (loss) available to
                  common stockholders         $(1,389) $1,811 $6,781  $4,309
                Effect of dilutive
                  securities                        -       -      -       -
                                              _______  ______ ______  ______
                Income (loss), as adjusted    $(1,389) $1,811 $6,781  $4,309
                                              =======  ====== ======  ======
              Shares:
                Weighted average number
                  of common shares
                  outstanding                   8,631   8,617  8,620   8,649
                Common shares issuable
                  upon assumed exercise
                  of dilutive stock
                  options                           -      44  1,056   1,048
                Less common shares
                  assumed to be
                  repurchased by
                  application of the
                  treasury stock method
                  to the proceeds using
                  the average market
                  price for the period              -     (43)(1,005) (1,000)
                                              _______  ______ ______  ______
                Weighted average number
                  of common shares and
                  common share
                  equivalents outstanding       8,631   8,618  8,671   8,697
                                              =======  ====== ======  ======

            Diluted earnings (loss) per share $  (.16) $  .21 $  .78  $  .50
                                              =======  ====== ======  ======

Note 5 - Stockholders' equity:
           Authorized common stock:
             On September 14, 1999, Jackpot's stockholders approved an increase in the number of authorized shares of common stock from 30,000,000 to 60,000,000.

           The 1992 Incentive and Non-qualified Stock Option Plan:
             On September 30, 1999, the exercise price of the June 30, 1999 grant of nonqualified stock options to purchase an aggregate of 110,000 shares of common stock (27,500 each to four directors) was vested at $8.75 per share, the fair market value of the stock on that date, pursuant to the terms of the 1992 Incentive and Non-qualified Stock Option Plan (the "1992 Plan"). On January 31, 2000, a new director was added to the Company's Board of Directors. In connection with the appointment, such director was granted a nonqualified stock option to purchase 27,500 shares of common stock. On May 1, 2000, pursuant to the terms of the grant, the exercise price was vested at $10.63 per share, the fair market value of the stock on that date. Also, on January 31, 2000, nonqualified stock options to purchase an aggregate of 450,000 shares of common stock were granted to three directors (150,000 each) at an exercise price of $10.13 per share, the fair market value on the date of grant. The option granted to each director will vest in thirds on each of the first, second and third anniversaries of the date of grant. Such options expire ten years from date of grant. See Note 6 of Notes to Consolidated Financial Statements in the 1999 Form 10-K for further information regarding the 1992 Plan and option grants.

           Other nonqualified stock options:
             On September 14, 1999, nonqualified stock options to purchase an aggregate of 120,000 shares of common stock were granted to the Company's Board of Directors (30,000 each to four directors) at an exercise price of $9.00 per share, the fair market value on the date of grant. The option granted to each director will vest 50% on each of the first and second anniversaries of the date of grant and shall be subject to accelerated vesting under certain circumstances. Such options expire ten years from date of grant.

             On January 31, 2000, nonqualified stock options to purchase an aggregate of 150,000 shares of common stock were granted to the Co-Presidents of J Net Venture Partners, LLC, an affiliate of the Company, (75,000 each) at an exercise price of $10.13 per share, the fair market value on the date of grant. Such options will vest in thirds on each of the first, second and third anniversaries of the date of grant and expire ten years from date of grant.

Note 6 - Other events:
             On August 16, 1999, Jackpot received a notice from Players International, Inc. ("Players") terminating the Agreement and Plan of Merger dated February 8, 1999 (the "Players Agreement"). Such notice contained the terms of a merger offer for Players from Harrah's Entertainment, Inc. On August 19, 1999, pursuant to the terms of the Players Agreement, Jackpot received a break-up fee of $13,500,000. As a result of the termination of the Players Agreement, capitalized costs of $2,384,000 incurred in connection with the proposed acquisition of Players were expensed resulting in a net break-up fee of $11,116,000. During the nine months ended March 31, 2000, Jackpot sold 1,014,400 shares of Players common stock for $8,488,000 ($8.37 per share). As a result of the sale of such shares, which were purchased on March 10, 1999 at a cost of $6,127,000 ($6.04 per share),
             Jackpot realized a gain of $2,361,000.

Note 7 - Commitments and contingencies:
           Litigation settlement:
             In August 1998, Albertson's, Inc. ("Albertson's," a retail chain in which Jackpot conducts gaming operations) and American Stores Company ("American Stores") entered into a merger agreement that provided for the acquisition of American Stores by Albertson's. The merger of Albertson's and American Stores was completed on June 23, 1999. As a condition to avoiding and/or settling legal proceedings against the merger by the Federal Trade Commission and the Attorneys General of California, Nevada and New Mexico, Albertson's agreed to divest certain of its stores, including 19 stores in southern Nevada, fifteen of which were Jackpot locations. In late September and early October 1999, Albertson's sold those locations to Raley's, Inc. ("Raley's"), and Raley's has operated them since.

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

             On January 26, 2000, Jackpot entered into a Settlement Agreement and Release (the "Settlement Agreement") with Albertson's, Raley's, Anchor and United Coin. Pursuant to the terms of the Settlement Agreement, the parties agreed to dismiss with prejudice all litigation pending among them and to the takeover of gaming operations by United Coin of the 19 stores in southern Nevada, effective February 1, 2000. Of the 19 stores in southern Nevada operated by Raley's, Jackpot had operated 246 gaming machines at 15 locations pursuant to its long-term agreement with Albertson's. Jackpot believed it was in its best interest to settle the case and thereby preserve and solidify its long-term relationship with Albertson's, its largest customer, pursuant to the terms of an amendment to its agreement with Albertson's, which it had theretofore arranged and which is described below in this note. It was also important to Jackpot to avoid further litigation and fully resolve all claims among and between the parties. All costs incurred in connection with the litigation and settlement, including legal and settlement costs aggregating approximately $950,000, were recorded in the six months ended December 31, 1999.

           Settlement agreement with Albertson's:
             Prior to the settlement described above, on November 18, 1999, Jackpot and Albertson's had entered into a settlement agreement (the "Agreement"). The Agreement amended the license agreement entered in September 1998 between Jackpot and Albertson's (the "Albertson's Agreement"). The Agreement also terminated Jackpot's separate license agreements with Lucky Stores, Inc. and American Drug Stores, Inc. and incorporates Jackpot's exclusive rights in Nevada to operate gaming devices at the locations (including any future locations) of those entities into the Albertson's Agreement, as amended by the Agreement. Under the Agreement, Jackpot has the exclusive option to extend the agreements beyond their initial terms and will continue to have exclusive gaming rights for new Albertson's locations. In addition, Albertson's granted Jackpot exclusive gaming rights in all drug stores opened by Albertson's or any of its affiliates in Nevada, and in future fuel center locations, a new retailing concept that Albertson's will open, in which gaming may be offered to customers. Further, pursuant to the terms of the Agreement, Jackpot will receive substantial reductions in certain license fees, which are effective from February 1, 2000 through the initial term of the Agreement, and certain immediate credits toward license fees. Including 28 former Lucky Store locations in southern Nevada, which have been operating under the Albertson's name since November 1999, the Agreement currently involves the operation of 1,017 gaming machines in 80 locations.

             Future minimum lease payments (dollars in thousands) under noncancelable operating leases or licenses, including the Agreement described above, aggregated approximately $137,010 at March 31, 2000, payable as follows: $40,393 in the remainder of fiscal 2000 and fiscal 2001; $32,162 in fiscal 2002; $32,392 in fiscal 2003; $10,199 in fiscal 2004; $9,682 in fiscal 2005; and
             $12,182 thereafter.

           The Rite Aid dispute:
             On December 8, 1999, certain Route Operations subsidiaries of Jackpot commenced litigation in the United States District Court for the District of Nevada against Rite Aid Corporation ("Rite Aid"). The lawsuit is an action for rescission of two license agreements between those subsidiaries and Rite Aid and for damages based upon Rite Aid's alleged fraud. Operations of said subsidiaries under said agreements resulted in an operating loss of approximately $1.0 million and $3.0 million for the three and nine months ended March 31, 2000, respectively.

             On March 27, 2000, Jackpot entered into amendments to the two license agreements with Rite Aid. Based on the number of existing locations at which Jackpot currently operates gaming machines, license fees payable to Rite Aid will be reduced by approximately $2.5 million annually over the remaining term of the amended agreements. The amendments are subject to certain approvals from the Nevada Gaming Commission. If such approvals are obtained, the reduction in license fees will be effective March 1, 2000.

             Additionally, upon approval, all disputes between the parties, including Jackpot's lawsuit against Rite Aid, will be resolved or settled. On April 26, 2000, the Court ordered that all scheduling deadlines previously set in the case were stayed pending the filing of a Stipulation and Order of Dismissal by the parties. Further, because the amended agreements are conditioned upon certain approvals by the Nevada Gaming Commission, the parties shall be permitted to file the Stipulation for Dismissal by September 15, 2000.

             If the Company receives certain approvals from the Nevada Gaming Commission and the amendments to the license agreements become effective, the Company's operating losses at the Rite Aid locations should decrease substantially. However, even with the license fee reductions, management believes that the Company will continue to incur losses, and such losses may be significant, unless revenues increase significantly at these locations. Jackpot presently operates 306 gaming machines at 30 Rite Aid locations.

           Termination and Consulting Agreement:
             On February 29, 2000, the Company and Don R. Kornstein, President, Chief Executive Officer and Director, entered into a Termination and Consulting Agreement (the "Termination Agreement"). Pursuant to the terms of the Termination
             Agreement, Mr. Kornstein and the Company mutually agreed that his employment and position on the Board of Directors terminated on February 29, 2000. On March 10, 2000, pursuant to the terms of Mr. Kornstein's employment agreement and the Termination Agreement, the Company paid $2,906,000 to Mr. Kornstein for severance and accrued vacation costs. Of that amount, $2,835,000 has been recorded in the three months ended March 31, 2000, and is included in the line captioned General and Administrative in the accompanying condensed consolidated statements of operations for the three and nine months ended March 31, 2000 and 1999.

Note 8 - Subsequent events:
             Subsequent to March 31, 2000, the Company invested $2,350,000 in Internet-Related Businesses. Such investments consisted of a purchase, on behalf of Venture I, of 892,500 shares of Series B Preferred Stock of Strategic Data Corp., at a cost of approximately $850,000 and short-term loans aggregating $1,300,000.

Item 2.  Management's Discussion and Analysis of Financial
         _________________________________________________
         Condition and Results of Operations
         ___________________________________

Forward-Looking Statements
__________________________

     Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission contains statements that may be considered forward-looking. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", "should" and similar expressions are intended to identify forward-looking statements. In addition, from time to time, the Company may release or publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, competitive pressures, the loss or nonrenewal of any of Jackpot's significant contracts, the consolidation or disposition of selected locations as a result of the merger of Albertson's, Inc. and American Stores Company (each of which was a significant customer of the Company during the past three fiscal years), conditioning or suspension of any gaming license, unfavorable changes in gaming regulations, certain approvals from the Nevada Gaming Commission of the amendments to the Rite Aid agreements, possible future financial difficulties of a significant customer and the continued growth of the gaming industry and population in Nevada. In addition, as discussed below, certain other factors may affect future results. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. The Company assumes no obligation to update or supplement forward-looking statements as a result of new circumstances or subsequent events.

Recent Developments
___________________

     On March 8, 2000, the Company announced a series of actions designed to transform the Company from a gaming entity into a high growth, technology internet infrastructure provider and fund manager ("Internet-Related Businesses"). In connection with its change in business strategy, the Company has retained the investment banking firm of Koffler & Company to advise the Company on the disposition of its gaming machine route operations ("Route Operations"). In addition, the Board of Directors has unanimously adopted a resolution to change the name of the Company to J Net Enterprises, Inc. Such change is subject to the approval of the Company's stockholders.

     On March 10, 2000, the Company formed J Net Ventures I, LLC ("Venture I"), an entity that will invest primarily in Internet-Related Businesses. Management anticipates raising approximately $80 million for Venture I. Of the $80 million, the Company has committed $55 million and believes that the remaining $25 million will be funded by certain other investors, subject to the completion of the agreement between such investors and Venture I. With respect to the Company's $55 million commitment to Venture I, the Company anticipates that it will contribute approximately $30 million of its cash and expects to raise approximately $28 million from the issuance of convertible debentures by the Company. Such issuance is subject to the completion of a subscription agreement between the Company and certain investors. Venture I will be managed by J Net Venture Partners, LLC (the "Manager"). Allan R. Tessler, the Company's Chief Executive Officer is the Chairman of the Manager and Keith Meister and Todd Meister are Co-Presidents of the Manager. The Company will at all times own at least 51% of the Manager.

     Venture I will make investments primarily in early stage ventures (first and second round financing) exhibiting reasonable risk adjusted valuations. Additionally, Venture I may invest in public companies when an opportunity exists for value creation. It is anticipated that individual investments will range from $1 million to $10 million and will consist of the following:
(1) New companies primarily in the business-to-business segment; (2) Established "brick and mortar" companies who have established brand identities but have not yet developed, deployed or migrated their businesses to the Internet; (3) Technology and infrastructure opportunities which capitalize on the growth of Internet traffic and the proliferation of Internet ready devices; (4) Broadband technologies and related content driven opportunities; and (5) Opportunistic turn-around situations.

Factors Which May Affect Future Results
_______________________________________

     With its change in business strategy, the Company will be operating in a significantly different environment that involves a number of risks and uncertainties. By their very nature, the entities in which the Company will be investing capital will be in an earlier stage of development and maturity, and therefore a different level of risk and reward. Some factors including, but not limited to the following may affect the Company's future results of operations: (1) the Company's ability to successfully execute its new business model; (2) the development of the Internet and the infrastructure that supports it; (3) the Company's success may depend greatly on increased use of the Internet by businesses and individuals; (4) the ability of the Company's investees to compete against direct and indirect competitors; (5) the Company's ability to acquire interests in additional Internet-Related Businesses and (6) changes in the market for securities of Internet-Related Businesses in general and for initial public offerings of Internet companies in particular.

Capital Resources and Liquidity
_______________________________

     Cash Flows:

     The Company's principal sources of cash for the nine months ended March 31, 2000 (the "2000 nine months"), consisted principally of the cash flows from investing activities and its available cash and cash equivalents which, at June 30, 1999, was $47.6 million and at March 31, 2000 was $62.8 million. Net cash provided by operating activities decreased $8.3 million, from $9.1 million for the nine months ended March 31, 1999 (the "1999 nine months") to $.8 million for the 2000 nine months. The decrease of $8.3 million was due primarily to the decrease in operating income in the 2000 nine months.

     Net cash provided by investing activities increased $23.8 million, from net cash used in investing activities of $9.8 million for the 1999 nine months to net cash provided by investing activities of $14.0 million for the 2000 nine months. Such increase was due primarily to the receipt of the break-up fee from the terminated merger agreement with Players International, Inc. ("Players") and the proceeds from the sale of the Players stock described below. In March 2000, the Company invested $7.9 million in Internet-Related Businesses. Such outflows consisted of $6.2 million in cash and $1.7 million of non-cash consideration.

     Liquidity:

     On October 29, 1996, Jackpot's Board of Directors authorized management to repurchase up to 500,000 shares of Jackpot's common stock at prevailing market prices. Subsequently, on January 22, 1998, such authorization was increased from 500,000 to 1,000,000 shares. From October 29, 1996 through March 31, 2000, Jackpot repurchased 800,437 shares of common stock at a cost of approximately $8.5 million.

     On August 16, 1999, Jackpot received a notice from Players terminating the Agreement and Plan of Merger dated February 8, 1999 (the "Players Agreement"). Such notice contained the terms of a merger offer for Players from Harrah's Entertainment, Inc. On August 19, 1999, pursuant to the terms of the Players Agreement, Jackpot received a break-up fee of $13.5 million. As a result of the termination of the Players Agreement, capitalized costs of $2.4 million incurred in connection with the proposed acquisition of Players were expensed resulting in a net break-up fee of $11.1 million.

     During the 2000 nine months, Jackpot sold 1,014,400 shares of Players common stock for $8.5 million. As a result of the sale of such shares, which were purchased on March 10, 1999 at a cost of $6.1 million, Jackpot realized a gain of $2.4 million.

     Working capital increased $7.6 million, from $53.6 million at June 30, 1999 to $61.2 million at March 31, 2000. The increase in working capital was due primarily to the receipt of the break-up fee and the sale of the Players common stock described above.

     The Company is in the final stages of completing its offering of approximately $28 million of Convertible Subordinated Promissory Notes (the "Notes") to a small group of investors. Certain of such investors include directors of the Company or entities controlled by such directors. The issuance of the Notes was approved by the Company's Board of Directors on January 31, 2000. The initial conversion price of $10.75 was set by the Company in connection with the limited circulation of a Confidential Memorandum prior to the public announcement of the Company's intention to effect its business transformation and was equal to an 18% premium over the then twenty day trailing average market price. The Notes will not be convertible until after one year after issuance. Stockholder approval is required with respect to the issuance of a portion of the Notes.

     Subject to the successful completion of the financing discussed above, management believes the Company's working capital and cash provided by operations will be sufficient to enable Jackpot to fund its $55 million commitment to Venture I, and to meet its planned capital expenditures and other cash requirements for its Route Operations for the remainder of the year ending June 30, 2000 ("Fiscal 2000"). With respect to planned capital expenditures, management anticipates Jackpot will purchase approximately $.6 million of property and equipment in the remainder of Fiscal 2000 to be used in existing and currently planned new locations.

     Recently Issued Accounting Standards:

     In April 1998, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities." This standard provides guidance on the financial reporting for start-up costs and organization costs. This standard requires costs of start-up activities and organization costs to be expensed as incurred, and is effective for fiscal years beginning after December 15, 1998. The Company adopted this statement on July 1, 1999. This statement had no effect on the accompanying condensed consolidated financial statements and will not have a significant effect on Jackpot's financial position or results of operations for Fiscal 2000.

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

     On January 26, 2000, Jackpot entered into a Settlement Agreement and Release (the "Settlement Agreement") with Albertson's, Raley's, Anchor and United Coin. Pursuant to the terms of the Settlement Agreement, the parties agreed to dismiss with prejudice all litigation pending among them and to the takeover of gaming operations by United Coin of the 19 stores in southern Nevada, effective February 1, 2000. Of the 19 stores in southern Nevada operated by Raley's, Jackpot had operated 246 gaming machines at 15 locations pursuant to its long-term agreement with Albertson's. These 15 locations generated approximately 16% of Jackpot's total revenues for the 1999 nine months and the year ended June 30, 1999 ("Fiscal 1999"), respectively, and a significantly greater percentage of Jackpot's operating income for the 1999 nine months and Fiscal 1999. Jackpot believed it was in its best interest to settle the case and thereby preserve and solidify its long-term relationship with Albertson's, its largest customer, pursuant to the terms of an amendment to its agreement with Albertson's, which it had theretofore arranged and which is described below. It was also important to Jackpot to avoid further litigation and fully resolve all claims among and between the parties. All costs incurred in connection with the litigation and settlement, including legal and settlement costs aggregating approximately $950,000, were recorded in the six months ended December 31, 1999.

     Settlement agreement with Albertson's. Prior to the settlement described above, on November 18, 1999, Jackpot and Albertson's had entered into a settlement agreement (the "Agreement"). The Agreement amended the license agreement entered in September 1998 between Jackpot and Albertson's (the "Albertson's Agreement"). The Agreement also terminated Jackpot's separate license agreements with Lucky Stores, Inc. and American Drug Stores, Inc. and incorporates Jackpot's exclusive rights in Nevada to operate gaming devices at the locations (including any future locations) of those entities into the Albertson's Agreement, as amended by the Agreement. Under the Agreement, Jackpot has the exclusive option to extend the agreements beyond their initial terms and will continue to have exclusive gaming rights for new Albertson's locations. In addition, Albertson's granted Jackpot exclusive gaming rights in all drug stores opened by Albertson's or any of its affiliates in Nevada, and in future fuel center locations, a new retailing concept that Albertson's will open, in which gaming may be offered to customers. Further, pursuant to the terms of the Agreement, Jackpot will receive substantial reductions in certain license fees, which are effective from February 1, 2000 through the initial term of the Agreement, and certain immediate credits toward license fees. Based upon the amended terms and certain assumptions, management believes that the estimated cost savings over the initial term of the Agreement will approximate $18 million. Including 28 former Lucky Store locations in southern Nevada, which have been operating under the Albertson's name since November 1999, the Agreement currently involves the operation of 1,017 gaming machines in 80 locations.

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

     The Rite Aid dispute. On December 8, 1999, certain Route Operations subsidiaries of Jackpot commenced litigation in the United States District Court for the District of Nevada against Rite Aid Corporation ("Rite Aid"). The lawsuit is an action for rescission of two license agreements between those subsidiaries and Rite Aid and for damages based upon Rite Aid's alleged fraud. Operations of said subsidiaries under said agreements resulted in an operating loss of approximately $1.0 million and $3.0 million for the three and nine months ended March 31, 2000, respectively.

     On March 27, 2000, Jackpot entered into amendments to the two license agreements with Rite Aid. Based on the number of existing locations at which Jackpot currently operates gaming machines, license fees payable to Rite Aid will be reduced by approximately $2.5 million annually over the remaining term of the amended agreements. The amendments are subject to certain approvals from the Nevada Gaming Commission. If such approvals are obtained, the reduction in license fees will be effective March 1, 2000. Additionally, upon approval, all disputes between the parties, including Jackpot's lawsuit against Rite Aid, will be resolved or settled. On April 26, 2000, the Court ordered that all scheduling deadlines previously set in the case were stayed pending the filing of a Stipulation and Order of Dismissal by the parties. Further, because the amended agreements are conditioned upon certain approvals by the Nevada Gaming Commission, the parties shall be permitted to file the Stipulation for Dismissal by September 15, 2000.

     If the Company receives certain approvals from the Nevada Gaming Commission and the amendments to the license agreements become effective, the Company's operating losses at the Rite Aid locations should decrease substantially. However, even with the license fee reductions, management believes that the Company will continue to incur losses, and such losses may be significant, unless revenues increase significantly at these locations. Jackpot presently operates 306 gaming machines at 30 Rite Aid locations.

     Revenues:

     Total revenues for the three months ended March 31, 2000 (the "2000 three months") decreased $3.1 million, from $24.5 million for the three months ended March 31, 1999 (the "1999 three months") to $21.4 million for the 2000 three months, while total revenues for the 2000 nine months decreased $3.8 million, from $70.5 million for the 1999 nine months to $66.7 million for the 2000 nine months. The decrease in total revenues of $3.1 million for the 2000 three months was the net result of a decrease of $2.8 million (from $24.2 million for the 1999 three months to $21.4 million for the 2000 three months) in Route Operations revenues and a decrease of $.3 million in casino operations revenues. The decrease in total revenues of $3.8 million for the 2000 nine months was the net result of a decrease of $2.8 million (from $69.5 million for the 1999 nine months to $66.7 million for the 2000 nine months) in Route Operations revenues and a decrease of $1.0 million in casino operations revenues.

     The decrease in Route Operations revenues of $2.8 million for the 2000 three months resulted from a combination of revenues generated at new locations of $1.5 million, net of a decrease in revenues at existing locations of $1.0 million and lost revenues from terminated locations of $3.3 million. The lost revenues generated at terminated locations during the 1999 three months consisted principally of revenues generated at the 15 former Albertson's locations. Such decrease was due to the loss of such locations on February 1, 2000. The decrease in Route Operations revenues of $2.8 million for the 2000 nine months resulted from a combination of revenues generated at new locations of $4.1 million, net of a decrease in revenues at existing locations of $1.9 million and lost revenues from terminated locations of $5.0 million. The decrease in existing locations revenues of $1.9 million for the 2000 nine months was due primarily to lower revenues generated at the Rite Aid locations and the 15 former Albertson's locations in southern Nevada. The lost revenues generated at terminated locations during the 1999 nine months consisted principally of revenues generated at the 15 former Albertson's locations and lost revenue sharing locations.

     Route Operations revenues attributable to fixed payment leases and revenue sharing contracts for the three and nine months ended March 31, 2000 and 1999 are summarized below (dollars in thousands):

                                         Three Months Ended March 31,
                                 __________________________________________
                                          2000                  1999
                                 _____________________  ___________________
                                            Percent              Percent
                                            of Route             of Route
                                            Operations           Operations
                                  Amount    revenues     Amount  revenues
                                 _______    __________  _______  __________
Route Operations:
  Fixed payment leases           $14,860      69.3%     $18,131    74.7%
  Revenue sharing contracts        6,585      30.7        6,131    25.3
                                 _______     _____      _______   _____
    Totals                       $21,445     100.0%     $24,262   100.0%
                                 =======     =====      =======   =====

                                         Nine Months Ended March 31,
                                 __________________________________________
                                          2000                  1999
                                 _____________________  ___________________
                                            Percent              Percent
                                            of Route             of Route
                                            Operations           Operations
                                  Amount    revenues     Amount  revenues
                                 _______    __________  _______  __________
Route Operations:
  Fixed payment leases           $48,148      72.2%     $52,381    75.4%
  Revenue sharing contracts       18,541      27.8       17,133    24.6
                                 _______     _____      _______   _____
    Totals                       $66,689     100.0%     $69,514   100.0%
                                 =======     =====      =======   =====

     Casino operations revenues for the 1999 three months and 1999 nine months were generated at Jackpot Owl, Inc. (the "Owl Club"). The Owl Club, a casino located in Battle Mountain, Nevada was closed on June 29, 1999. All costs, including the write-down to fair value of certain long-lived assets and estimated closing costs, were recorded as of June 30, 1999. The Owl Club was sold on March 14, 2000. Such sale did not have a significant effect on the results of operations for the 2000 three months and the 2000 nine months.

     Costs and expenses:

     Route Operations expenses for the 2000 three months decreased $.6 million (from $20.0 million for the 1999 three months to $19.4 million for the 2000 three months) and for the 2000 nine months increased $4.2 million (from $58.0 million for the 1999 nine months to $62.2 million for the 2000 nine months) and, as a percentage of Route Operations revenues, increased to 90.3% and 93.2% for the 2000 three months and 2000 nine months, respectively, from 82.3% and 83.5% for the 1999 three months and 1999 nine months, respectively. With respect to Route Operations costs and expenses, location rent is the single largest Route Operations expense.

     In September 1998, Jackpot had entered into a long-term extension of the Albertson's Agreement (the "Albertson's Extension"), which became effective July 1, 1999. Pursuant to the terms of the Albertson's Extension, location rent increased significantly over the previous agreement. Such increase, which was principally related to the 15 former Albertson's locations in southern Nevada, adversely affected the Company's results of operations for the 2000 nine months. For a further description of the Company's lease and license agreements, see Item 1 - Business - Gaming Machine Route Operations and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview in the 1999 Form 10-K.

     The decrease in Route Operations expenses of $.6 million for the 2000 three months was due primarily to a decrease in location rent of $.5 million. Such decrease resulted primarily form a combination of an increase of $1.0 million in location rent for new locations of existing chain store customers, an increase of $.4 million in location rent associated with revenue sharing contracts, a decrease of $1.3 million in location rent for lost chain store customers, which was principally related to the 15 former Albertson's locations in southern Nevada, and a decrease of $.6 million in location rent for all other customers. The increase in Route Operations expenses of $4.2 million for the 2000 nine months resulted primarily from a combination of an increase of $2.9 million in location rent, an increase of $.6 million in group health costs and an increase of $.7 million in all other Route Operations expenses. The increase of $2.9 million in location rent resulted primarily from an increase of $3.6 million in location rent for new locations of existing chain store customers, an increase of $1.3 million in location rent associated with revenue sharing contracts, a decrease of $1.8 million in location rent for lost chain store customers and a decrease of $.2 million in location rent for all other customers.

     Depreciation expense for the 2000 three months, compared to the 1999 three months remained constant at $1.0 million, and for the 2000 nine months decreased $.1 million, from $3.1 million for the 1999 nine months to $3.0 million for the 2000 nine months. Amortization expense for the 2000 three months and the 2000 nine months decreased $.1 million (from $.3 million for the 1999 three months to $.2 million for the 2000 three months) and $.3 million (from $.9 million for the 1999 nine months to $.6 million for the 2000 nine months), respectively.

     General and administrative expense for the 2000 three months and the 2000 nine months increased $2.9 million (from $.9 million for the 1999 three months to $3.8 million for the 2000 three months) and $3.8 million (from $2.7 million for the 1999 nine months to $6.5 million for the 2000 nine months). The increase of $2.9 million for the 2000 three months was due primarily to $2.8 million of severance costs paid to the former Chief Executive Officer, and the increase of $3.8 million for the 2000 nine months was due principally to such severance costs and to legal costs associated with the Albertson's/Raley's litigation and the Rite Aid dispute.

     Other income:

     Other income for the 2000 three months and 2000 nine months increased $.2 million (from $.3 million for the 1999 three months to $.5 million for the 2000 three months) and $13.9 million (from $1.1 million for the 1999 nine months to $15.0 million for the 2000 nine months). The increase in other income for the 2000 nine months was due principally to the net fee from the terminated merger of $11.1 million and the gain on the sale of the Players common stock of $2.4 million previously discussed.

     Federal income tax:

     The effective tax rate for the 2000 nine months and the 1999 nine months was 28.5% and 28%, respectively. These rates were lower than the Federal Statutory rate of 35% primarily because of the tax benefits realized from tax-exempt interest income.

     General:

     Operating income for the 2000 three months and the 2000 nine months decreased $5.1 million (from $2.2 million for the 1999 three months to an operating loss of $2.9 million for the 2000 three months) and $10.4 million (from $4.9 million for the 1999 nine months to an operating loss of $5.5 million for the 2000 nine months). Such decreases were due principally to four factors: (1) a significant decline in operating income generated at 15 former Albertson's locations in southern Nevada, which have been operated by Raley's since late September and early October 1999. Such decline was due primarily to (i) significantly lower revenues generated at these locations and (ii) the loss of such locations on February 1, 2000, (2) severance costs of $2.8 million paid to the former Chief Executive Officer, (3) an operating loss of approximately $1.0 million and $3.0 million for the 2000 three months and the 2000 nine months, respectively, incurred at the locations of Rite Aid, a large customer, resulting from the failure of 12 new locations to achieve expected revenues, as well as from a decrease in revenues at existing locations of such customer, and (4) legal and settlement costs incurred in connection with Jackpot's litigation against Albertson's and Raley's.

     Net income decreased $3.2 million, from $1.8 million for the 1999 three months to a net loss of $1.4 million for the 2000 three months. Basic and diluted earnings (loss) per share for the 2000 three months was $(.16) per share versus $.21 per share for the 1999 three months. Such decreases were due principally to the four factors described above. Net income increased $2.5 million, from $4.3 million for the 1999 nine months to $6.8 million for the 2000 nine months, and diluted earnings per share for the 2000 nine months was $.78 versus $.50 per share for the 1999 nine months. The increases for the 2000 nine months were due principally to an increase in other income relating to the net fee from the terminated merger and the gain on the sale of the Players common stock.

Year 2000
_________

     In the past, many computer software programs were written using two digits rather than four to define the applicable year. As a result, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This situation has been referred to as the "Year 2000 Problem". The Company's essential systems were Year 2000 compliant prior to December 31, 1999. All costs related to the Year 2000 Problem have been expensed as incurred, while the cost of new hardware is capitalized and amortized over its expected useful life. As of December 31, 1999, the Company had incurred approximately $280,000 of Year 2000 compliance costs, principally for internal costs and system applications. Subsequent to December 31, 1999, the Company has not experienced any significant difficulties, or incurred any significant costs relating to the Year 2000 Problem, and continues to monitor its essential computer systems and other systems for potential problems which may occur.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk
         _________________________________________________________

     During the nine months ended March 31, 2000, the Company sold a total of 1,014,400 shares of common stock of Players in open market transactions.
Such shares, which were purchased on March 10, 1999, were acquired because the purchase price for those shares was significantly below the per share consideration which the Company had agreed to pay for all outstanding shares of Players pursuant to the Agreement and Plan of Merger dated as of February 8, 1999, which provided for the merger of Players into a wholly-owned subsidiary of the Company. As of March 31, 2000, Jackpot did not own any shares of Players common stock. For further information concerning the termination of the merger with Players and the sale of Players common stock by the Company, see Note 6 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

     In all other respects, for the three and nine months ended March 31, 2000, there were no changes to the information incorporated by reference in
Item 7A of the 1999 Form 10-K.

                         PART II.  OTHER INFORMATION
                                   _________________

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits:

         10.14 - First Amendment to License Agreement between Cardivan Company and Rite Aid Corporation.
         10.15 - First Amendment to License Agreement between Corral Coin, Inc. and Rite Aid Corporation.
         10.16 - Termination and Consulting Agreement between the Registrant and Don R. Kornstein.
         10.17 - Call Agreement, dated as of March 1, 2000, among Keith A. Meister, Todd A. Meister and the Registrant.
         10.18 - Put Agreement, dated as of March 1, 2000, among Keith A. Meister, Todd A. Meister and the Registrant.
         27.1  -  Financial Data Schedule.

    (b) Reports on Form 8-K - No Form 8-K was filed for the three months ended March 31, 2000.

                                     Signature
                                     _________

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     JACKPOT ENTERPRISES, INC.
                                           (Registrant)

                                     By:   /s/ Bob Torkar
                                     ___________________________________
                                     BOB TORKAR
                                     Senior Vice President - Finance,
                                     Treasurer and Chief Accounting Officer

Date: May 15, 2000