Form 10-K
period 2000-06-30
JACKPOT ENTERPRISES INC
filed 2000-09-28
CIK 351903

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended June 30, 2000
                                      OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from __________ to____________

     Commission File Number 1-9728

                           JACKPOT ENTERPRISES, INC.
_____________________________________________________________________________
            (Exact name of registrant as specified in its charter)


           Nevada                                     88-0169922
________________________________________________   ___________________
(State or other jurisdiction of incorporation or   (I.R.S. Employer
organization)                                      Identification No.)

1110 Palms Airport Drive, Las Vegas, Nevada            89119
________________________________________________   _____________
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (702) 263-5555
                                                     ______________

Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange
Title of each class                              on which registered
______________________________________________ ______________________
Common Stock - Par value $.01 per share,       New York Stock Exchange
which includes certain preferred stock
purchase rights

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

As of August 31, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $85,256,047.

As of September 15, 2000, there were 8,974,846 shares of the Registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

                                    PART I

Item 1.  Business
         ________

     Jackpot Enterprises, Inc. ("Jackpot" or the "Company") is in the process of a major transition. On March 8, 2000, the Company announced a series of actions designed to transform itself into a technology company and a manager of technology related funds. The Company has been engaged, through its subsidiaries, in the gaming industry for over 30 years and is presently one of the largest gaming machine route operators in the State of Nevada and an established leader in the operation of gaming machines in multiple retail locations ("Route Operations"). In July 2000, the Company executed a definitive agreement to sell the Route Operations. Such sale, subject to regulatory approvals and customary closing conditions, is expected to be completed during the quarter ending December 31, 2000. Because of such pending sale this Annual Report on Form 10-K for the Company's fiscal year ended June 30, 2000 (this "Form 10-K") reflects the Route Operations as discontinued operations. See Discontinued Operations.

     The Company has a multi-pronged approach to effect its transition to its new business model. First, the Company has made significant investments in two Internet infrastructure companies and is actively involved in discussions with respect to potential acquisition of entities involved in the Internet infrastructure business, including but not limited to, systems development and software companies. The Company expects that such efforts will result in it acquiring a significant operating business within a reasonable period of time following the closing of the sale of the Route Operations. Second, the Company acquired a 1% controlling interest in a complex transaction involving a combination of put and call agreements, an existing portfolio of interests in Internet related businesses. Third, the Company established and is the lead investor in J Net Ventures I, LLC ("Venture I"), an entity that will make investments in Internet and technology companies.

     The Company has committed to invest approximately $55 million in Venture I of which approximately $24 million has been raised from the issuance of certain convertible subordinated notes by the Company to a small group of investors. Certain of such investors include officers and directors of the Company or entities controlled by such directors and the Co-Presidents of J Net Venture Partners, LLC, the manager of Venture I.

Company Investments
___________________

     The Company has taken several significant steps since announcing its new business strategy. As described below, the investments in TechTrader, Inc. ("TechTrader") and Digital Boardwalk, LLC ("Digital Boardwalk") are the first steps in the process of becoming an Internet infrastructure company. Buying an existing portfolio of investments and establishing Venture I helped jump-start the Company's position in the marketplace.

    The Company intends to acquire, invest in and internally develop, manage and operate companies in selected Internet infrastructure businesses. Initially, the Company has focused on companies engaged in systems development and software design. Many of such businesses have seen significant reductions in their market valuations and continue to require capital to support their growth. The Company believes it is in a favorable position to effect such acquisitions on terms that will be fair to the Company and its stockholders because of its cash position, its relatively debt free balance sheet, the NYSE listing for its common stock, and the experience of its management team. In addition, recent volatility in the capital markets may make certain businesses available for acquisition that would have previously gone public through an initial public offering. Although the Company has been actively engaged in discussion with such companies, there can be no assurance that any such company could be acquired upon terms that the Company believes are fair.

All of the Company's investments are in non public companies. Substantially, all such companies are development stage companies. The following is a description of the Company's significant investments:

    TechTrader provides enabling technology for next-generation Net
    __________
markets through its proprietary software and tool kit. TechTrader's software provides the following: support for a variety of market transaction mechanisms including many types of auctions, request for quotation and bid/ask exchanges; the ability to evaluate and compare complex products in a simplified format; advanced search capabilities; management of complex sourcing and transaction activities; ability to roll-out content and community features; ability to manage permission and workflow rules; and ability to warehouse and analyze large quantities of data.

    In June 2000, the Company led a $19 million Series B Preferred Stock financing. Of the Company's $8.5 million investment, $6 million consisted of cash and 178,571 shares of the Company's common stock. Vistaar, Inc. and affiliates of Banc One provided the balance of the financing. On an as converted basis, the Company had a 28.1% voting interest at the date of acquisition. The Series B investors received 4 of 7 TechTrader board seats
-  2 of which are held by representatives of the Company.

    Digital Boardwalk is an e-services company that focuses on e-business
    _________________
strategy and the development of commercial web sites requiring a heavy emphasis on high-end application development and technology. Digital Boardwalk offers a complete, ongoing package of web business-building services, consulting, and financing services, designed to help traditional business and emerging Internet ventures achieve critical mass and realize long-term success. Current and previous Digital Boardwalk clients include: eToys, Hughes Global Services, Direct TV, OfficeMax and Chyron.

    The Company acquired a 35% ownership interest and the right to purchase up to 139,256 Common Units in Digital Boardwalk in March 2000 for an aggregate purchase price of $4.7 million. The consideration consisted of $3 million of cash and 146,342 shares of the Company's common stock. The Company and Digital Boardwalk management each have the right to elect 3 directors to the Digital Boardwalk board.

    Meister Brothers Investments, LLC ("MBI") The Company acquired
    _________________________________________
a 1% controlling interest in a transaction involving a combination of put and call agreements on March 1, 2000. MBI holds a portfolio of interest investments in the form of preferred stock and equivalents in nine technology companies. Venture I has made further investments in two of the companies, Carta, Inc. and Cyberbillls, Inc, which are discussed more fully below. Other MBI holdings include (a) uReach, a unified messaging services business, (b) Gobi, a provider of subsidized computers and Internet access to consumers, (c) 401kexchange.com, a b-2-b exchange in the retirement funds market, (d) PropertyFirst.com, a b-2-b exchange in the commercial real estate industry, (e) iChoose, a provider of real-time dynamic pricing/marketing software for e-commerce,
(f) Netword, a provider of an infrastructure tool to facilitate internet navigation and (g) Tutor.com, a provider of online tutoring services.

    Venture I  The Company has made a $55 million commitment to invest in
    _________
Venture I. As of September 26, 2000, approximately $17 million has been invested by the Company on behalf of Venture I. Following is a description of the major investments made by Venture I:

    CyberBills, Inc. ("Cyberbills") provides total bill management over the
    ________________
Internet. In addition to electronic bill presentment and payment, it enables customers to view, manage and pay their bills online, whether the bills are in paper or electronic format.

    The Series A Preferred Stock financing of CyberBills, in which neither MBI or Venture I participated, occurred in 1998 and was led by Dotcom Ventures and Online Ventures. The Series B Preferred Stock occurred in 1999. Such financing raised $12.5 million. Intuit and Vertex Management were the lead participants in the Series B Preferred Stock financing. MBI participated in the Series B financing. In March 2000, Venture I invested $3 million in the $28 million Series C Preferred Stock financing led by GE Capital. Other participants in the Series C round included Texaco, Inc. and JW Seligman.

    Carta, Inc. ("Carta") provides systems integration, application development
    ___________
services and products and strategy consulting for state, county, municipal and local governments in the United States. Carta enables government agencies to offer e-commerce and services to constituents by providing an end-to-end solution. Carta's end-to-end solution includes front-end interface, commerce application and the capability to receive and integrate information into back-end systems.

    In May 2000, Venture I, along with Millenium Technology Ventures, an affiliate of the Blackstone Group ("Millenium"), co-led an $8 million convertible bridge note financing. A representative of the Company serves on Carta's board of directors.

    Alistia, Inc. ("Alistia") is a web based direct marketing integration
    _____________
company that focuses on business-to-business information, analysis and communication.

    In May 2000, Venture I invested $2 million in the Series A Preferred Stock financing of $5 million. The other participant in the Series A financing was Arch Ventures. A representative of the Company serves on Alistia's board of directors.

    Strategic Data Corp. ("SDC") offers transparent and secure analysis and
    ____________________
real time learning to clients implementing targeted marketing programs which allow SDC's customers to identify who their most valuable customers are and immediately deliver to them targeted content, product recommendations, and marketing messages.

    Venture I invested $850,000 of the $5 million Series B Preferred Stock financing completed in May 2000. Also participating in the financing were Bear Stearns Constellation Ventures Fund and Smart Technology Ventures Fund.

    Jasmine Networks, Inc. develops high-speed, multi-service optical switches
    ______________________
for next generation networks. Jasmine Network's vision is to effectively utilize the existing fiber-optic infrastructure to deliver more bandwidth and multiple services at light speed.

    In August 2000, Venture I invested $5 million in Series C Preferred Stock in a financing of over $75 million. The Series C financing also included investments by Baker Capital Group, as lead investor, Gilbert Global Equity, the Optical Capital Group and other investors. A representative of the Company serves on Jasmine's board of directors.

    Tellme Networks, Inc. ("Tellme") provides voice driven interactive services
    _____________________
to consumers and businesses. Tellme Networks enables users through voice-recognition and speech-synthesis to utilize any telephone to access the Internet and hear online information.

    Investors in Tellme include The Barksdale Group, Benchmark Capital, Kleiner Perkins Caufield & Byers and AT&T. In September 2000, Venture I invested $2 million in Tellme along with many of the existing investors and several new investors.

Discontinued Operations
_______________________

    Prior to the Company's change in business strategy, the Company had been actively engaged, through its subsidiaries, in the gaming industry for over 30 years. The Company is one of the largest gaming machine route operators in the state of Nevada, and is an established leader in the operation of gaming machines in multiple retail locations. At various times during the past several years, the Company has engaged in the active consideration of potential acquisitions and expansion opportunities in both the gaming and non-gaming markets, including most recently in 1999 in connection with the potential acquisition of Players International, Inc. ("Players") and CRC Holdings, Inc. d/b/a Carnival Resorts & Casinos ("CRC"), a privately owned company. In connection with this change, the Company retained the investment banking firm of Koffler & Company to advise the Company on the disposition of its gaming business segment. During the quarter ended June 30, 2000, management formalized its plan to sell the Route Operations and commenced activities to dispose of the subsidiaries identified with that segment. On July 8, 2000, the Company entered into a definitive agreement to sell its Route Operations for $45 million in cash. The sale, which is subject to regulatory approvals and customary closing conditions, is expected to close in the quarter ended December 31, 2000. As of June 30, 2000, the Company operated 3,540 gaming machines at 356 locations. For the fiscal year ended June 30, 2000, 100% of the Company's revenues were generated by Jackpot's Route Operations.

Industry Background
___________________

    Advances in technology have led to the general acceptance of the Internet as a new global medium that allows people to share information and conduct commerce. The number of Internet users has grown dramatically. International Data Corporation, an independent research firm, forecasts that the number of worldwide Internet users will increase from 196 million in 1999 to 502 million in 2003, a compound annual growth rate of 27%. Similarly, International Data Corporation estimates that the growth of Internet content, as measured by number of web pages worldwide, will grow from 1.7 billion pages in 1999 to 13.4 billion pages in 2003, a compound annual growth rate of 67%.

Intellectual Property Rights
____________________________

    We will rely upon a combination of trade secret, nondisclosure and other contractual arrangements, and copyright and trademark laws, to protect our proprietary rights. Where possible we will enter into confidentiality agreements with our employees, and will generally require that our consultants and clients enter into such agreements and limit access to and distribution of our proprietary information. We cannot assure you that the steps taken by us in this regard will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights.

Employees
_________

    As of June 30, 2000, Jackpot employed approximately 700 persons, the substantial number of whom are non-management personnel. Of the 700 employees, approximately 690 were employed by the gaming business segment. None of Jackpot's employees are covered by a collective bargaining agreement and Jackpot believes that it has satisfactory employee relations.

Regulation and Licensing Requirements of Discontinued Operations
________________________________________________________________

    Nevada

    The following requirements are applicable to the Company's discontinued operations for as long as any of the Company's subsidiaries continue gaming operations in the State of Nevada. The Company has requested release by the Nevada Gaming Commission from the following requirements after the sale of the Route Operations is completed.

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

    Corporations that operate casinos and gaming machine routes in Nevada are required to be licensed by the Nevada Gaming Authorities. A gaming license requires the periodic payment of fees and taxes and is not transferable. The Company is registered by the Nevada Commission as a publicly traded corporation ("Registered Corporation") and as such, it is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. The Company has been found suitable by the Nevada Commission to own the stock of Cardivan Company, Corral Coin, Inc., Corral Country Coin, Inc. and Corral United, Inc. (the "Route Subsidiaries"). No person may become a stockholder of, or receive any percentage of profits from the Route Subsidiaries without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company and the Route Subsidiaries have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

    The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company or any of its subsidiaries in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of the Route Subsidiaries must file applications with the Nevada Gaming Authorities and may be required to be licensed or be found suitable by the Nevada Gaming Authorities.
Officers, directors and key employees of the Company who are actively and directly involved in gaming activities of the Company or its subsidiaries may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

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

    The Company and the Route Subsidiaries are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by the Company and its subsidiaries must be reported to, or approved by, the Nevada Commission.

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

    Federal Regulation

    The Federal Gambling Devices Act of 1962 (the "Federal Act") makes it unlawful, in general, for a person to manufacture, deliver, or receive gaming machines, gaming machine type devices, and components thereof across interstate lines or to operate gaming machines unless that person has first registered with the Attorney General of the United States. The Company's subsidiaries have so registered and must renew their registration annually. In addition, various record keeping and equipment identification requirements are imposed by the Federal Act. Violation of the Federal Act may result in seizure and forfeiture of equipment, as well as other penalties.

Item 2.  Properties
         __________

    Jackpot's corporate headquarters and Route Operations are currently located in Las Vegas, Nevada with approximately 34,000 square feet of office, warehouse and shop space under a lease which expires in 2006. In connection with the sale of its Route Operations, the purchaser must enter into an assumption of the leased property in Las Vegas, Nevada. Jackpot also conducts certain corporate affairs in offices in New York, New York with approximately 8,500 square feet under a lease which expires in 2010, and in Dallas, Texas under a month-to-month lease. Upon the closing of the sale of the Route Operations, all corporate functions which are presently performed in Las Vegas will be transferred to offices in New York and Dallas. Jackpot believes its properties are adequate and suitable for its purposes.

Item 3.  Legal Proceedings
         _________________

    For information concerning the settlement of a legal matter with Albertson's, Inc. and the status of the dispute with Rite Aid Corporation, see Note 11 of Notes to Consolidated Financial Statements in this Form 10-K.

Item 4.  Submission of Matters to a Vote of Security Holders
         ___________________________________________________

    Not applicable.

Item 4A. Executive Officers of the Registrant
         ____________________________________

                                                               Year Became an
    Name          Age      Position                           Executive Officer
________________  ___ _____________________________________   _________________

Allan R. Tessler  63  Chief Executive Officer                       2000
                      and Chairman of the Board

Mark W. Hobbs     44  President and Chief Operating Officer         2000

Steven L. Korby   54  Executive Vice President and Chief            2000
                      Financial Officer

George Congdon    51  Senior Vice President - Operations            1995

Bob Torkar        49  Senior Vice President - Finance,              1991
                      Treasurer and Chief Accounting Officer

    Allan R. Tessler has served as Chief Executive Officer and Chairman of the Board since March 2000 and May 1994, respectively, and has been a director of Jackpot since 1980. Mr. Tessler also served as Secretary of Jackpot from 1980 through August 1993. He has been Chairman and Chief Executive Officer of International Financial Group, Inc., an international merchant banking firm, since 1987. He was Co-Chairman and Co-Chief Executive Officer of Data Broadcasting Corporation, a securities market data supplier, from June 1992 through February 2000. Mr. Tessler has been Chairman of the Board of Enhance Financial Services, Inc., an insurance holding company, since 1986, and was Chairman of the Board of Great Dane Holdings Inc., a diversified holding company, from 1987 through December 1996. He is also a director of The Limited, Inc., Allis-Chalmers Corporation and Marketwatch.com, Inc.

    Mark W. Hobbs joined Jackpot as President and Chief Operating Officer in June 2000. From 1995 through his appointment to Jackpot, Mr. Hobbs was a partner in Mariner Investment Group, a private money management and hedge fund operation that had approximately $500 million under management. Prior to Mariner, Mr. Hobbs was involved in private investing and financial consulting from 1991 to 1995. From 1982 to 1991, Mr. Hobbs was President of Rosewood Financial, Inc., a private investment management company.

    Steven L. Korby was appointed Executive Vice President and Chief Financial Officer in June 2000. From April 1999 through his appointment with Jackpot, Mr. Korby was engaged in a private investment and consulting business. From February 1998 through March 1999, Mr. Korby was Executive Vice President and Chief Financial Officer of The Cerplex Group, Inc., a provider of repair and logistics services, and spare parts sourcing and service management for manufacturers of computer, communications and electronic office equipment. From 1995 through 1997, Mr. Korby was Executive Vice President and Chief Financial Officer of Greyhound Lines, Inc., a nationwide intercity bus company. Prior to that and from 1983, Mr. Korby was Executive Vice President and Chief Financial Officer of Neodata Corporation and its predecessors, a direct marketing services company.

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

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
         _____________________________________________________________________

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

                             JACKPOT COMMON STOCK
__________________________________________________________________________

                              High           Low
__________________________________________________________________________

Fiscal 1999
  First Quarter              $12.56        $ 9.38
  Second Quarter              11.50          9.13
  Third Quarter                9.63          7.63
  Fourth Quarter               9.00          7.50

__________________________________________________________________________

Fiscal 2000
  First Quarter              $10.00        $ 7.63
  Second Quarter              10.25          7.75
  Third Quarter               21.50          7.88
  Fourth Quarter              16.50         10.19
__________________________________________________________________________

    As of September 15, 2000 there were 1,330 holders of record of Common Stock. The number of holders of record of Jackpot's Common Stock on September 15, 2000 was computed by a count of record holders.

Item 6.  Selected Financial Data
         _______________________

    On July 8, 2000, the Company entered into a definitive agreement to sell its Route Operations. As a result of the sale, which is subject to closing conditions and regulatory and other approvals, the financial position and results of operations of the Route Operations have been reported as discontinued operations. The following information has been derived from Jackpot's consolidated financial statements. In accordance with accounting principles generally accepted in the United States of America applicable to discontinued operations, certain data in the table below has been reclassified to reflect the Route Operations as discontinued.

                                             Years Ended June 30,
                                ___________________________________________

                                2000       1999      1998     1997     1996
                                ____       ____      ____     ____     ____

                     (Dollars and shares in thousands, except per share data)

OPERATING DATA:

Income (loss) from
  continuing operations (1) $  6,295 (2) $  (978) $  (194) $  (764) $(1,178)
___________________________________________________________________________
Income from discontinued
  operations                $    346     $ 5,581  $ 7,407  $ 8,608  $ 7,033
___________________________________________________________________________
Net income                  $  6,641     $ 4,603  $ 7,213  $ 7,844    5,855
___________________________________________________________________________
Basic earnings (loss)
  per share from continuing
  operations(3)             $    .73 (2) $  (.11) $  (.02) $  (.08) $  (.13)
___________________________________________________________________________
Diluted earnings (loss)
  per share from continuing
  operations (3)            $    .71 (2) $  (.11) $  (.02) $  (.08) $  (.13)
___________________________________________________________________________
Dividends declared per
  share                     $      -     $     -  $     -  $   .16  $   .32
___________________________________________________________________________
Average common  shares
  outstanding                  8,674       8,641    8,991    9,237    9,307
___________________________________________________________________________
Average common shares and
  common share equivalents
  outstanding                  8,987       8,641    8,991    9,237    9,307
___________________________________________________________________________
BALANCE SHEET DATA
(at end of period):

Cash and cash equivalents   $ 60,090     $44,137  $46,775  $44,445  $35,524
___________________________________________________________________________
Total assets                $104,735     $77,721  $72,506  $70,116  $64,693
___________________________________________________________________________
Long-term debt              $ 12,750     $     -  $     -  $     -  $     -
___________________________________________________________________________
Stockholders' equity        $ 87,910     $74,614  $70,871  $67,281  $63,495
___________________________________________________________________________


    (1) For the periods presented above, Route Operations, which was Jackpot's only business segment through February 2000, generated 100% of the Company's revenues. The Company's Internet-Related Businesses segment, which the Company began operating in March 2000, did not generate any operating revenues in fiscal 2000.

    (2)  Includes a net fee from a terminated merger of $11,116.

    (3) In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share", which became effective for periods ending after December 15, 1997. All prior-period earnings per share data presented has been restated to conform to the provisions of such statement.

Item 7.  Management's Discussion and Analysis of Financial Condition and
         _______________________________________________________________
         Results of Operations
         _____________________

Forward-looking statements; Risks and Uncertainties
___________________________________________________

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

     The risks and uncertainties that may affect the operations, performance, development and results of the Company's Internet-Related Businesses include, but are not limited to, the ability of the Company to identify and negotiate on terms acceptable to the Company an acquisition of a systems development or other internet infrastructure company and the ability to successfully integrate and grow such business if acquired, the success of those entities in which the Company has invested, the ability of those entities, in which the Company has existing minority investments, to raise additional capital on terms that such entities find attractive to themselves and to the Company or to otherwise monetize their securities, and the ability of the Company to raise additional outside capital for J Net Ventures I, LLC or for any future funds to be established.

     The risks and uncertainties that may affect the operations, performance, development and results of the Company's discontinued Route Operations include, but are not limited to, competitive pressures, the loss or nonrenewal of any of Jackpot's significant contracts, the consolidation or disposition of selected locations as a result of the merger of Albertson's, Inc. and American Stores Company (each of which was a significant customer of the Company during the past three fiscal years), conditioning or suspension of any gaming license, unfavorable changes in gaming regulations, certain approvals from the Nevada Gaming Commission of the amendments to the Rite Aid agreements, possible future financial difficulties of any significant customer and the continued growth of the gaming industry and population in Nevada.
Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. The Company assumes no obligation to update or supplement forward-looking statements as a result of new circumstances or subsequent events.

Overview
________

    On March 8, 2000, Jackpot Enterprises, Inc. ("Jackpot" or the "Company"), which has operated as one business segment since it was organized in 1980, announced a series of actions designed to transform the Company from a gaming entity into a high growth, technology, Internet infrastructure provider and fund manager ("Internet-Related Businesses"). On March 10, 2000, the Company formed J Net Ventures I, LLC ("Venture I"), an entity that will invest primarily in Internet-Related Businesses. As of June 30, 2000, the Company owned 100% of Venture I. Venture I is managed by J Net Venture Partners, LLC (the "Manager"). Allan R. Tessler, the Company's Chief Executive Officer is the Chairman of the Manager and Keith Meister and Todd Meister are Co-Presidents of the Manager. The Company will at all times own at least 51% of the Manager. In addition, the Board of Directors has unanimously adopted a resolution to change the name of the Company to J Net Enterprises, Inc. Such change is subject to the approval of the Company's stockholders.

    Management anticipates that Venture I will be an $80 million fund.
Of the $80 million, entities associated with Gilbert Global Entities have committed $15 million. The remaining $10 million will be funded by certain other investors, subject to the completion of the agreement between such investors and Venture I. A portion of the $55 million was derived from the sale of certain convertible subordinated notes (the "Notes"). The investors in such Notes include officers and directors of the Company or entities controlled by such directors and the Co-Presidents of the Manager. As of September 26, 2000, the Company has raised approximately $24 million through the issuance of the Notes. The receipt of the remaining $4 million is subject to the completion of subscription agreements between the Company and certain other investors. For financial statement purposes, the Notes were deemed to have been beneficially converted as the conversion feature was in-the-money at the commitment date. Approximately $3.8 million of the proceeds from the issuance of the Notes, equal to the intrinsic value, will be recorded as debt discount and allocated to additional paid-in capital. Of the $3.8 million, $2.5 million was recorded on June 28, 2000, and the remaining $1.3 million will be recorded in the quarter ending September 30, 2000. Because the debt is not convertible until June 1, 2001, the debt discount is amortized to interest expense from the date of issuance of the Notes through June 1, 2001 using the interest method. As a result of the issuance of the notes, interest expense for the year ending June 30, 2001 will increase substantially. For further information concerning the convertible subordinated notes, see
Note 2 of Notes to Consolidated Financial Statements.

    Venture I will make investments primarily in early stage ventures (first and second round financing) exhibiting reasonable risk adjusted valuations. Additionally, Venture I may invest in public companies when an opportunity exists for value creation. It is anticipated that individual investments will range from $1 million to $10 million and will consist of the following: (1) New companies primarily in the business-to-business segment; (2) Established "brick and mortar" companies who have established brand identities but have not yet developed, deployed or migrated their businesses to the Internet; (3) Technology and infrastructure opportunities which capitalize on the growth of Internet traffic and the proliferation of Internet ready devices; (4) Broadband technologies and related content driven opportunities; and (5) Opportunistic turn-around situations. As of September 26, 2000, the Company had invested approximately $33 million in Internet-Related Businesses. Of the $33 million, the Company invested approximately $17 million on behalf of Venture I .

    Prior to the Company's change in business strategy, the Company had been actively engaged, through its subsidiaries, in the gaming industry for over 30 years. The Company is one of the largest gaming machine route operators in the State of Nevada, and is an established leader in the operation of gaming machines in multiple retail locations ("Route Operations"). In connection with its change in business strategy, the Company has retained the investment banking firm of Koffler & Company to advise the Company on the disposition of its gaming business segment. During the quarter ended June 30, 2000, management formalized its plan to sell the Route Operations and commenced activities to dispose of such operations. On July 8, 2000, the Company entered into a definitive agreement to sell its Route Operations for $45 million in cash. As a result of the sale, which is subject to closing conditions and regulatory and other approvals, the financial position and results of operations of the Route Operations have been reported as discontinued operations. In accordance with accounting principles generally accepted in the United States of America applicable to discontinued operations, previously reported financial statements have been reclassified to reflect the Route Operations as discontinued. The Company expects to complete the closing of the sale during the quarter ending December 31, 2000.

    At various times during the past several years, the Company engaged in the active consideration of potential acquisitions and expansion opportunities in both the gaming and nongaming markets, including most recently in 1999 in connection with the potential acquisition of Players International, Inc. ("Players") and CRC Holdings, Inc. d/b/a Carnival Resorts & Casinos ("CRC"), a privately owned company. The Company devoted significant management and other resources to these efforts and incurred substantial expenses in connection with such activities. The discussion that follows is based on giving retroactive effect to the discontinued operations. Since the Route Operations was the Company's only business segment from its inception through February 2000, the following discussion focuses primarily on Jackpot's continuing operations, which consisted primarily of the activities of the parent company for the periods discussed in this report.

Results of Operations
_____________________

    Special Factors Affecting Discontinued Operations:

    Albertson's-Raley's litigation.  In August 1998, Albertson's,
    _______________________________
Inc. ("Albertson's," a retail chain in which Jackpot conducts gaming operations) and American Stores Company ("American Stores") entered into a merger agreement that provided for the acquisition of American Stores by Albertson's. Approximately 51%, 57% and 55% of revenues generated by discontinued operations for the fiscal years ended June 30, 2000, 1999 and 1998 (referred to herein as "2000", "1999" and
"1998", respectively) were generated at the locations of those two entities. The merger of Albertson's and American Stores was completed on June 23, 1999. As a condition to avoiding and/or settling legal proceedings against the merger by the Federal Trade Commission and the Attorneys General of California, Nevada and New Mexico, Albertson's agreed to divest certain of its stores, including 19 stores in southern
Nevada, fifteen of which were Jackpot locations.   In late September
and early October 1999, Albertson's sold those locations to Raley's, Inc. ("Raley's"), and Raley's has operated them since.

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

    On January 26, 2000, Jackpot entered into a Settlement Agreement and Release (the "Settlement Agreement") with Albertson's, Raley's, Anchor and United Coin. Pursuant to the terms of the Settlement Agreement, the parties agreed to dismiss with prejudice all litigation pending among them and to the takeover of gaming operations by United Coin of the 19 stores in southern Nevada, effective February 1, 2000. Of the 19 stores in southern Nevada operated by Raley's, Jackpot had operated 246 gaming machines at 15 locations pursuant to its long-term agreement with Albertson's. These 15 locations generated approximately 16% of revenues, and a significantly greater percentage of operating income of discontinued operations in 1999. Jackpot believed it was in its best interest to settle the case and thereby preserve and solidify its long-term relationship with Albertson's, its largest customer, pursuant to the terms of an amendment to its agreement with Albertson's, which it had theretofore arranged and which is described below. It was also important to Jackpot to avoid further litigation and fully resolve all claims among and between the parties. All costs incurred in connection with the litigation and settlement, including legal and settlement costs aggregating approximately $950,000, were recorded in 2000, and are included in the line captioned income from discontinued operations in the accompanying consolidated statements of income.

    Settlement agreement with Albertson's.  Prior to the settlement
    ______________________________________
described above, on November 18, 1999, Jackpot and Albertson's had entered into a settlement agreement (the "Agreement"). The Agreement amended the license agreement entered in September 1998 between Jackpot and Albertson's (the "Albertson's Agreement"). The Agreement also terminated Jackpot's separate license agreements with Lucky Stores, Inc. and American Drug Stores, Inc. and incorporates Jackpot's exclusive rights in Nevada to operate gaming devices at the locations (including any future locations) of those entities into the Albertson's Agreement, as amended by the Agreement. Under the Agreement, Jackpot has the exclusive option to extend the agreements beyond their initial terms and will continue to have exclusive gaming rights for new Albertson's locations. In addition, Albertson's granted Jackpot exclusive gaming rights in all drug stores opened by Albertson's or any of its affiliates in Nevada, and in future fuel center locations, a new retailing concept that Albertson's will open, in which gaming may be offered to customers. Further, pursuant to the terms of the Agreement, Jackpot received certain immediate credits toward license fees, and will receive substantial reductions in certain license fees, which are effective from February 1, 2000 through the initial term of the Agreement. Based upon the amended terms and certain assumptions, management believes that the estimated cost savings over the initial term of the Agreement will approximate $18 million.

    The Rite Aid dispute.  On December 8, 1999, certain Route
    _____________________
Operations subsidiaries of Jackpot commenced litigation in the United States District Court for the District of Nevada against Rite Aid Corporation ("Rite Aid"). The lawsuit is an action for rescission of two license agreements between those subsidiaries and Rite Aid and for damages based upon Rite Aid's alleged fraud. Operations of said subsidiaries under said agreements resulted in an operating loss of approximately $3.4 million in 2000.

    On March 27, 2000, Jackpot entered into amendments to the two license agreements with Rite Aid. Based on the number of existing locations at which Jackpot currently operates gaming machines, license fees payable to Rite Aid have been reduced by approximately $2.5 million annually over the remaining term of the amended agreements. The amendments are subject to certain administrative approvals from the Nevada State Gaming Control Board ("Nevada Board") for 31 Rite Aid locations. The Company has recently received verbal approval from the Nevada Board for 25 Rite Aid locations, and management expects to receive verbal approval for the remaining 6 stores shortly. Based upon verbal approval of the majority of the Company's Rite Aid locations, management anticipates that the Company will receive the administrative approvals from the Nevada Board for the 31 Rite Aid locations in October 2000. Upon the receipt of the administrative approvals, the amendments will become effective. Based upon management's belief that such approval will be received shortly, the Company has recorded the license fees at their reduced rates, effective March 1, 2000.

    Further, upon such approval, all disputes between the parties, including Jackpot's lawsuit against Rite Aid, will be resolved or settled. On April 26, 2000, the Court ordered that all scheduling deadlines previously set in the case were stayed pending the filing of a Stipulation and Order of Dismissal by the parties. Further, because the amended agreements are conditioned upon certain administrative approvals by the Nevada Board, the parties were permitted to file the Stipulation for Dismissal by September 15, 2000, which has been extended to October 16, 2000.

    Based upon the reduction in license fees described above, the Company's operating losses at the Rite Aid locations should decrease substantially. However, even with the license fee reductions, management believes that the Company will continue to incur losses, and such losses may be significant, unless revenues increase significantly at these locations.

2000 compared to 1999
_____________________

    Revenues:

    The Company had no revenues from continuing operations in 2000 and 1999.

    Costs and expenses:

    Costs and expenses of Jackpot's continuing operations, which consisted principally of parent company general and administrative activities, increased $3.3 million, from $3.4 million in 1999 to $6.7 million in 2000. The increase of $3.3 million was due primarily to $2.8 million of severance costs paid to the former Chief Executive Officer.

    Other income (expense):

    Other income, net increased $14.1 million, from $1.3 million in 1999 to $15.4 million in 2000. The increase of $14.1 million was due principally to the net fee from the terminated merger of $11.1 million and the gain on the sale of the Players common stock of $2.4 million.

    Federal income tax:

    The effective tax rate for 2000 and 1999 was 28.1% and 28%, respectively. These rates were lower than the Federal Statutory rate of 35% principally because of the tax benefits realized from tax-exempt interest income.

    Net income (loss) from continuing operations:

    Net income from continuing operations increased $7.3 million, from a net loss of $1.0 million in 1999 to net income of $6.3 million in 2000. Diluted earnings (loss) per share from continuing operations for 2000 was $.71 per share versus ($.11) per share for 1999. Such increases were due principally to the increase in other income relating to the net fee from the terminated merger and the gain on the sale of the Players common stock.

    Income from discontinued operations, net of tax:

    Income from discontinued operations, net of tax, decreased $5.3 million, from $5.6 million in 1999 to $.3 million in 2000. Such decrease was due principally to three factors: (1) a significant decline in income generated at 15 former Albertson's locations in southern Nevada, which have been operated by Raley's since late September and early October 1999. Such decline was due primarily to
(i) significantly lower revenues generated at these locations and (ii) the loss of such locations on February 1, 2000, (2) an operating loss of approximately $3.4 million in 2000 incurred at the locations of Rite Aid, a large customer, resulting from the failure of 12 new locations to achieve expected revenues, as well as from a decrease in revenues at existing locations of such customer, and (3) legal and settlement costs incurred in connection with Jackpot's litigation against Albertson's and Raley's.

    Net income:

    Net income increased $2.0 million, from $4.6 million in 1999 to $6.6 million in 2000. Diluted earnings per share for 2000 was $.75 per share versus $.53 per share in 1999. Such increases were due primarily to the combination of significant items described above.

1999 compared to 1998
_____________________

    Revenues:

    The Company had no revenues from continuing operations in 1999 and 1998.

    Costs and expenses:

    Costs and expenses of Jackpot's continuing operations, which consisted principally of parent company general and administrative activities, increased $.6 million, from $2.8 million in 1998 to $3.4 million in 1999. The increase was due principally to the termination of the CRC merger agreement in 1999. As a result of the termination of the CRC merger agreement, capitalized costs of $.9 million incurred in connection with the proposed acquisition of CRC were expensed.

    Other income (expense):

    Other income, net decreased $.1 million, from $1.4 million in 1998 to $1.3 million in 1999. The decrease of $.1 million was due primarily to a decrease in interest income.

    Federal income tax:

    The effective tax rate for 1999 and 1998 was 28% and 27%, respectively. These rates were lower than the Federal Statutory rate of 35% primarily because of the tax benefits realized from tax-exempt interest income.

    Net loss from continuing operations:

    Net loss from continuing operations increased $.8 million, from $.2 million in 1998 to $1.0 million in 1999. Basic and diluted loss per share from continuing operations for 1999 was $.11 versus $.02 for 1998. Such increases were due principally to the charge associated with the termination of the CRC merger agreement.

    Income from discontinued operations, net of tax:

    Income from discontinued operations, net of tax, decreased $1.8 million, from $7.4 million in 1998 to $5.6 million in 1999. Such decrease was due principally to the following: (1) A charge of $1.2 million in 1999 in connection with the closing of the Owl Club Casino in Battle Mountain, Nevada, (2) An increase of $.5 million in amortization expense, (3) A decrease of $.4 million in the Route Operations margin, from $16.4 million in 1998 to $16.0 million in 1999, and (4) A decrease in other income of $.4 million in 1999.

    Net income:

    Principally as a result of the Owl Club Casino and the CRC charges, net income and diluted earnings per share in 1999 decreased to $4.6 million and $.53 per share, respectively, from $7.2 million and $.80 per share in 1998.

Capital Resources and Liquidity
_______________________________

    Liquidity:

    On October 29, 1996, Jackpot's Board of Directors authorized management to repurchase up to 500,000 shares of Jackpot's common stock at prevailing market prices. Subsequently, on January 22, 1998, such authorization was increased from 500,000 to 1,000,000 shares. From October 29, 1996 through August 31, 2000, Jackpot has repurchased 800,437 shares at an aggregate cost of approximately $8.5 million.

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

    During 2000, Jackpot sold 1,014,400 shares of Players common stock for $8.5 million. As a result of the sale of such shares, which were purchased on March 10, 1999 at a cost of $6.1 million, Jackpot realized a gain of $2.4 million.

    As described previously, the Company has recently raised approximately $23 million through the issuance of unregistered convertible subordinated notes, and expects to raise an additional $5 million. Subject to the successful completion of such financing discussed above, management believes the Company's working capital will be sufficient to enable Jackpot to fund its $55 million commitment to Venture I, and to meet its operating and other cash requirements for the year ending June 30, 2001.

    Cash Flows:

    Jackpot's principal source of cash for 2000, 1999 and 1998 was the net cash provided by discontinued operations. In addition, the break-up fee of $13.5 million from a terminated merger with Players and proceeds of $14.2 million received in June 2000 from the issuance of convertible subordinated notes provided other significant sources of cash.

    Net cash provided by investing activities of continuing operations in 2000 was $1.2 million. Such inflow resulted primarily from the receipt of the break-up fee from the terminated merger with Players and the proceeds from the sale of Players stock described below less cash used of $19.1 million for investments in Internet-Related Businesses. From March 2000 through June 30, 2000, the Company directly and on behalf of Venture I invested $25.8 million in Internet-Related Businesses. Such outflows consisted of $19.1 million in cash and $6.7 million of non-cash consideration, primarily in the form of the Company's common stock.

    Net cash provided by financing activities in 2000 was $14.8 million, and consisted of net proceeds received from the issuance of unregistered convertible subordinated notes and common stock upon the exercise of stock options of approximately $14.2 million and $.6 million, respectively.

    As a result of the combination of net cash provided by operating activities, investing activities and financing activities of $.9 million, $.2 million and $14.8 million, respectively, cash and cash equivalents increased $15.9 million in 2000.

    Net cash provided by operating activities in 1999 and 1998 consisted principally of net cash provided by discontinued operations of $11.0 million and $13.2 million, respectively. Such proceeds were used to fund all investing and financing activities in 1999 and 1998.

    With respect to 1999, net cash used in investing activities of continuing operations was $7.7 million, and resulted primarily from the purchase of marketable securities of $6.1 million.

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

    As a result of the combination of net cash provided by operating activities of $11.8 million less net cash used in investing activities of discontinued operations and financing activities of $5.9 million and $3.6 million, respectively, cash and cash equivalents increased $2.3 million in 1998.

    Recently Issued Accounting Standards:

    In April 1998, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities". This standard provides guidance on the financial reporting for start-up costs and organization costs. This standard requires costs of start-up activities and organization costs to be expensed as incurred. The Company adopted this standard on July 1, 1999. This statement did not have any effect on Jackpot's results of operations or its financial position.

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended, which is effective for fiscal years beginning after June 15, 2000. SFAS 133 establishes additional accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position. This statement also defines and allows companies to apply hedge accounting to its designated derivatives under certain instances. It also requires that all derivatives be marked to market on an ongoing basis. This applies whether the derivatives are stand-alone instruments, such as warrants or interest rate swaps, or embedded derivatives, such as call options contained in convertible debt investments. Along with the derivatives, in the case of qualifying hedges, the underlying hedged items are also to be marked to market. These market value adjustments are to be included either in the income statement or other comprehensive income, depending on the nature of the hedged transaction.
The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over the counter market. In cases where derivatives relate to financial instruments of non public companies, or where quoted market prices are otherwise not available, such as for derivative financial instruments, fair value is based on estimates using present value or other valuation techniques. The Company will adopt the standard in the quarter ending September 30, 2000 and will record its derivatives on July 1, 2000 at fair market value. In addition, any increase or decrease from historical cost basis of its derivatives on that date will be recorded as a cumulative effect of a change in accounting principle in the first quarter ending September 30, 2000.

    Based on management's review, the Company expects the most significant impact of this standard will be the cumulative effect adjustment as well as ongoing marked to market adjustments related to the warrants that it received to purchase TechTrader, Inc. common stock in connection with the Company's purchase of Series B Preferred Stock. The value of these warrants can fluctuate given that TechTrader is a non public company. At June 30, 2000, the estimated value of the warrants was approximately $1.6 million. Under SFAS 133, the warrants will be revalued each quarter and the change in value of the warrants will be included in the consolidated statement of income. Under current accounting principles, the change in value of these warrants is not recorded. The cumulative effect of the adoption of SFAS 133 will be approximately $15,000.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 clarifies existing accounting principles related to revenue recognition in financial statements. The Company is required to comply with the provisions of SAB 101 in its quarter ending June 30, 2001. Based upon the current nature of the Company's continuing operations, management does not believe that SAB 101 will have a significant impact on the Company's results of operations.

    In March 2000, the FASB issued FASB Interpretation 44 "Accounting for Certain Transactions involving Stock Compensation" ("FIN 44"), which provides clarification on the application of Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees. The Company is required to comply with the provisions of FIN 44 beginning July 1, 2000. Based upon management's review, the Company does not expect that the application will have a material effect on the Company's results of operations.

Factors Which May Affect Future Results
_______________________________________

    With its change in business strategy, the Company will be operating in a significantly different environment that involves a number of risks and uncertainties. Some factors including, but not limited to the following, may affect the Company's future results of operations: (1) the Company's ability to successfully execute its new business model; (2) the development of the Internet and the infrastructure that supports it; (3) the Company's success may depend greatly on increased use of the Internet by businesses and individuals; (4) the ability of the Company's investees to compete against direct and indirect competitors; (5) the Company's ability to acquire interests in additional Internet-Related Businesses, (6) the ability of the Company's investees to raise additional capital, and (7) changes in the market for securities of Internet-Related Businesses in general and for initial public offerings of Internet companies in particular.

     By their very nature, the entities in which the Company has and will be investing capital will be in an earlier stage of development and maturity, and therefore a different level of risk and reward. All of the Company's investments in Internet-Related Businesses are in non public companies. Substantially all such companies are development stage companies and are presently incurring operating losses. There can be no assurance that such companies will generate operating income in the future.

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

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk
          _________________________________________________________

    The Company is generally exposed to market risk from adverse changes in interest rates. The Company's interest income is affected by changes in the general level of U.S. interest rates. Changes in U.S. interest rates could affect interest earned on the Company's cash equivalents, debt instruments and money market funds. A majority of the interest earning instruments earn a fixed rate of interest over short periods (7-35 days). Based upon the invested balances at June 30, 2000, a 10% drop in interest rates would reduce pretax interest income by approximately $360,000 per year. Therefore, the Company does not anticipate that exposure to interest rate market risk will have a material impact on the Company due to the nature of the Company's investments.

    During the year ended June 30, 2000, the Company sold a total of 1,014,400 shares of common stock of Players in open market transactions. Such shares, which were purchased on March 10, 1999, were acquired because the purchase price for those shares was significantly below the per share consideration which the Company had agreed to pay for all outstanding shares of Players pursuant to the Agreement and Plan of Merger dated as of February 8, 1999, which provided for the merger of Players into a wholly-owned subsidiary of the Company. As of June 30, 2000, Jackpot did not own any shares of Players common stock. For further information concerning the termination of the merger with Players and the sale of Players common stock by the Company, see Note 9 of Notes to Consolidated Financial Statements in this Form 10-K.

    Except for the purchase described above, Jackpot invests its available cash in marketable municipal bonds and money market funds. No trading portfolios are available for the sale of these investments. Therefore, Item 7A disclosure is not applicable for these investments.

       In June 2000, the Company raised $15,250,000 through the issuance of unregistered convertible subordinated notes ("the Notes"). The principal amount of the Notes is payable on March 31, 2007 and bears
interest at 8% per annum, payable on a quarterly basis.    For
financial statement purposes, the Notes were deemed to have been beneficially converted as the conversion feature was in-the-money at the commitment date. The Company has calculated the beneficial conversion feature as the difference between the fair value of the common stock at the commitment date and the initial conversion price, multiplied by the number of shares into which the debt is convertible. Approximately $2,500,000 of the proceeds from issuance of the Notes, equal to the intrinsic value, has been recorded as debt discount and allocated to additional paid-in capital. Management believes that the carrying value of the Notes approximates fair value.

    Beginning July 1, 2000, with the Company's adoption of SFAS 133, the Company expects to have one derivative instrument in the form of warrants to purchase common stock in a non public company. There is currently no public market for these warrants. However, a 10% change in the value of the warrants based upon the Company's valuation of the warrants using Black Scholes valuation techniques would affect earnings by $160,000.

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

Item 10. Directors and Executive Officers of the Registrant
         __________________________________________________

Item 11. Executive Compensation
         ______________________

Item 12. Security Ownership of Certain Beneficial Owners and Management
         ______________________________________________________________

Item 13. Certain Relationships and Related Transactions
         ______________________________________________

    The information required by items 10, 11, 12 and 13 are incorporated by reference from the 2000 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this report.

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

   (b)      Reports on Form 8-K

            During the last quarter of the fiscal year ended June 30, 2000, Jackpot filed no reports on Form 8-K.

   (c)   Exhibits

            3.1   Articles of Incorporation of the Registrant, as amended (J)
            3.2   By-laws of the Registrant, as amended (A)
            4.1 Stockholder Rights Agreement dated as of July 11, 1994 between the Registrant and Continental Stock Transfer & Trust Company, as Rights Agent (D)
           10.1   Indemnification Agreement (Sample) (B)
           10.2   1992 Incentive and Non-qualified Stock Option Plan (C)(M)
           10.3   Employment Agreement with Don R. Kornstein (E)(M)
           10.4   License agreement with American Drug Stores, Inc. (F)
           10.5   License agreement with American Drug Stores, Inc. (F)
           10.6   License agreement with Lucky Stores, Inc. (F)
           10.7   License agreement with Kmart Corporation (G)
           10.8   License agreement with Albertson's, Inc. (G)
           10.9   License agreement with Rite Aid Corporation (H)
           10.10  License agreement with Rite Aid Corporation (H)
           10.11  Settlement Agreement with Albertson's, Inc. (J)
           10.12 First Amendment to Settlement Agreement with Albertson's, Inc. (J)
           10.13 First Amendment to License Agreement between Cardivan Company and Rite Aid Corporation (K)
           10.14 First Amendment to License Agreement between Corral Coin, Inc. and Rite Aid Corporation (K)
           10.15 Termination and Consulting Agreement between the Registrant and Don R. Kornstein (K)(M)
           10.16  Call Agreement, dated as of March 1, 2000, among Keith A.
                  Meister, Todd A. Meister and the Registrant (K)
           10.17  Put Agreement, dated as of March 1, 2000, among Keith A.
                  Meister, Todd A. Meister and the Registrant (K)
           10.18  Employment Agreement between the Registrant and George
                  Congdon (L)(M)
           10.19 Employment Agreement between the Registrant and Robert Torkar (L)(M)
           10.20 Stock Purchase Agreement between E-T-T, Inc. and the Registrant (L)
           10.21  J Net Ventures I, LLC Operating Agreement (L)
           10.22  Subscription Agreement and Investment Representation
                  (Sample) (L)
           10.23  Convertible Subordinated Note (Sample) (L)
           10.24  Registration Rights Agreement (Sample) (L)
           21.1   List of Registrant's subsidiaries (L)
           23.1   Consent of Deloitte & Touche LLP (L)
           27.1   Financial Data Schedule (EDGAR version only)

                  (A) Incorporated by reference to Registrant's Annual
                      Report on Form 10-K for the year ended June 30, 1989.

                  (B) Incorporated by reference to Registrant's Annual
                      Report on Form 10-K for the year ended June 30, 1991.

                  (C) Incorporated by reference to Registrant's 1992 Proxy
                      Statement.

                  (D) Incorporated by reference to Registrant's Form 8-A
                      dated July 12, 1994.

                  (E) Incorporated by reference to Registrant's Form 10-Q
                      for the quarter ended September 30, 1994.

                  (F) Incorporated by reference to Registrant's Annual
                      Report on Form 10-K for the year ended June 30, 1997.

                  (G) Incorporated by reference to Registrant's Annual
                      Report on Form 10-K for the year ended June 30, 1998.

                  (H) Incorporated by reference to Registrant's Form 10-Q
                      for the quarter ended March 31, 1999.

                  (I) Incorporated by reference to Registrant's Annual
                      Report on Form 10-K for the year ended June 30, 1999.

                  (J) Incorporated by reference to Registrant's Form 10-Q
                      for the quarter ended December 31, 1999.

                  (K) Incorporated by reference to Registrant's Form 10-Q
                      for the quarter ended March 31, 2000.

                  (L)  Included herein.

                  (M) Management contract or compensatory plan or arrangement which is separately identified in accordance with Item 14(a)(3) of Form 10-K.
   (d)   Schedules

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


Dated:  September 28, 2000            JACKPOT ENTERPRISES, INC.
                                             (Registrant)

                                      By:   /s/ Allan R. Tessler
                                      _______________________________
                                      Allan R. Tessler
                                      Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                            Title                        Date
_________                            _____                        ____


/s/ Allan R. Tessler         Chief Executive Officer and     September 28, 2000
___________________________  Chairman of the Board
Allan R. Tessler

/s/  Steven L. Korby         Executive Vice President and    September 28, 2000
__________________________   Chief Financial Officer
Steven L. Korby              (Principal Financial Officer)

/s/ Bob Torkar               Senior Vice President-Finance,  September 28, 2000
__________________________   Treasurer and Chief Accounting
Bob Torkar                   Officer (Principal Accounting
                             Officer)

/s/ Alan J. Hirschfield      Director                        September 28, 2000
__________________________
Alan J. Hirschfield

/s/ David R. Markin          Director                        September 28, 2000
__________________________
David R. Markin

/s/ Robert L. McDonald, Sr.  Director                        September 28, 2000
__________________________
Robert L. McDonald, Sr.

               JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
            INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA
                    AND FINANCIAL STATEMENT SCHEDULES
                           [ITEMS 8 AND 14(a)]


(1)  FINANCIAL STATEMENTS:

     Independent Auditors' Report

     Consolidated Balance Sheets
       June 30, 2000 and 1999

     Consolidated Statements of Income
       Years Ended June 30, 2000, 1999 and 1998

     Consolidated Statements of Stockholders' Equity
       Years Ended June 30, 2000, 1999 and 1998

     Consolidated Statements of Cash Flows
       Years Ended June 30, 2000, 1999 and 1998

     Notes to Consolidated Financial Statements


(2)  SUPPLEMENTARY DATA:

     Quarterly Financial Information (Unaudited)
       Years Ended June 30, 2000 and 1999

(3)  FINANCIAL STATEMENT SCHEDULES

     Financial Statement Schedules are omitted because of the absence of conditions under which they are required or because the required information is provided in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

The Stockholders of
Jackpot Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Jackpot Enterprises, Inc. and subsidiaries (the "Company") as of June 30, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Las Vegas, Nevada
September 25, 2000

                JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
          CONSOLIDATED BALANCE SHEETS - JUNE 30, 2000 AND 1999
                         (Dollars in thousands)


           ASSETS                               2000      1999
           ______                             ________   _______

Current assets:
  Cash and cash equivalents                   $ 60,090   $44,137
  Short-term investments, at fair value              -     7,292
  Other current assets                             697       599
  Net assets of discontinued operations         16,645    23,688
                                              ________   _______
    Total current assets                        77,432    75,716
                                              ________   _______

Note receivable - related parties                1,000         -

Investments in internet-related businesses      24,136         -

Excess of costs over equity in underlying net
  assets of investments in internet-related
  businesses, net of amortization                1,657         -

Other non-current assets                           510     2,005
                                              ________   _______

    Total assets                              $104,735   $77,721
                                              ========   =======

See Notes to Consolidated Financial Statements.

                JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
          CONSOLIDATED BALANCE SHEETS - JUNE 30, 2000 AND 1999
                (Dollars in thousands, except share data)
                               (Concluded)


LIABILITIES AND STOCKHOLDERS' EQUITY          2000        1999
____________________________________        _________   ________

Current liabilities:
  Accounts payable                           $      -    $ 1,283
  Other current liabilities                       799        991
                                             ________    _______
      Total current liabilities                   799      2,274

Convertible subordinated notes, net of
  unamortized discount of $2,500               12,750          -
Deferred income tax                               762        833
Minority interest in subsidiary                 2,514          -
                                            _________    _______
      Total liabilities and minority
        interest                               16,825      3,107
                                            _________    _______

Commitments and contingencies (Note 10)

Stockholders' equity:
  Preferred stock - authorized
    1,000,000 shares of $1 par value;
    none issued
  Common stock - authorized
    60,000,000 shares of $.01 par
    value; 10,233,470 and 9,860,252
    shares issued                                102          99
  Additional paid-in capital                  73,875      66,465
  Retained earnings                           27,710      21,069
  Less 1,258,624 and 1,243,714 shares of
    common stock in treasury, at cost        (13,777)    (13,776)
  Unrealized gain on available-for-sale
    securities, net of tax                         -         757
                                            ________    ________
      Total stockholders' equity              87,910      74,614
                                            ________    ________
      Total liabilities and
        stockholders' equity                $104,735    $ 77,721
                                            ========    ========
See Notes to Consolidated Financial Statements.

               JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
                YEARS ENDED JUNE 30, 2000, 1999 AND 1998
              (Dollars in thousands, except per share data)

                                               2000     1999     1998
                                             _______  _______  _______
Costs and expenses:
  General and administrative                 $ 6,732  $ 2,503  $ 2,774
  Costs of terminated merger                       -      900        -
                                             _______  _______  _______
    Totals                                     6,732    3,403    2,774
                                             _______  _______  _______

Operating loss from continuing operations      6,732    3,403    2,774
                                             _______  _______  _______

Other income (expense):
  Net fee from terminated merger              11,116        -        -
  Gain on sale of short-term investments       2,361        -        -
  Interest and other income                    2,068    1,340    1,432
  Equity in income (loss) of internet-related
    businesses                                  (100)       -        -
                                             _______  _______  _______
    Totals                                    15,445    1,340    1,432
                                             _______  _______  _______

Income (loss) from continuing operations
  before income tax                            8,713   (2,063)  (1,342)
                                             _______  _______  _______

Provision (benefit) for Federal income tax     2,418   (1,085)  (1,148)
                                             _______  _______  _______

Net income (loss) from continuing operations   6,295     (978)    (194)

Income from discontinued operations,
  net of tax                                     346    5,581    7,407
                                             _______  _______  _______

Net income                                   $ 6,641  $ 4,603  $ 7,213
                                             =======  =======  =======

Basic earnings (loss) per share:
Income (loss) from continuing operations     $   .73  $  (.11) $  (.02)
Income from discontinued operations              .04      .64      .82
                                             _______  _______  _______
                                             $   .77  $   .53  $   .80
                                             =======  =======  =======

Dilutive earnings (loss) per share:
Income (loss) from continuing operations     $   .71  $  (.11) $  (.02)
Income from discontinued operations              .04      .64      .82
                                             _______  _______  _______
                                             $   .75  $   .53  $   .80
                                             =======  =======  =======

See Notes to Consolidated Financial Statements.

                   JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 2000, 1999 AND 1998
            (Dollars and shares in thousands, except per share data)

                                                                                             Accumulated
                                   Common Stock    Additional             Treasury Stock        Other
                                 ________________    Paid-In   Retained   ________________   Comprehensive
                                 Shares    Amount    Capital   Earnings   Shares    Amount      Income       Totals
                                 _______   ______   ________   ________   ______ _________    ____________   _______

Balance July 1, 1997              9,824     $ 98    $66,033    $ 9,253    (742)  $  (8,103)                  $67,281

Comprehensive income:
  Net loss from continuing
   operations                                                     (194)                                         (194)
  Income from discontinued
   operations, net of tax                                        7,407                                         7,407
                                                                                                             _______
Comprehensive income                                                                                           7,213
Issuance of shares on
  exercise of stock
  options                            30        1        343                                                      344
Repurchases of
  common stock                                                            (338)     (3,967)                   (3,967)
                                _______     ____    _______    _______  _______   ________        ____       _______

Balance June 30, 1998             9,854       99     66,376     16,466  (1,080)    (12,070)                   70,871

Comprehensive income:
  Net loss from continuing
    operations                                                    (978)                                         (978)
  Income from discontinued
    operations, net of tax                                       5,581                                         5,581
  Other comprehensive
    income:
  Unrealized gain on
    available-for-sale
    securities, net of tax
    of $408                                                                                       $757           757
                                                                                                             _______
Comprehensive income                                                                                           5,360
Tax benefit from
  stock options                                          22                                                       22
  Issuance of shares on
  exercise of stock
  options                             6                  67                                                       67
Repurchases of
  common stock                                                            (164)     (1,706)                   (1,706)
                                 ______     ____    _______    _______  _______   ________        ____       _______
Balance June 30, 1999             9,860       99     66,465     21,069   (1,244)   (13,776)        757        74,614

Comprehensive income:
  Net income from
    continuing operations                                        6,295                                         6,295
  Income from discontinued
    operations, net of tax                                         346                                           346
  Other comprehensive
    income:
  Unrealized gain on
    available-for-sale
    securities, net of tax
    and reclassification
    adjustment
    (See Note 9 and
    disclosure below)                                                                             (757)         (757)
                                                                                                             _______
Comprehensive income                                                                                           5,884
Tax benefit from stock
  options                                                83                                                       83
Issuance of shares on
  exercise of stock options          28                 295                                                      295
Repurchases of common stock                                                 (15)        (1)                       (1)
Issuance of shares for
  investments in internet-
  related businesses                325        3      4,233                                                    4,236
Issuance of shares for
  cancellation of stock
  options                            20                 299                                                      299
Amount allocated to
  additional paid-in capital
  in connection with the
  issuance of the 8%
  convertible subordinated
  notes (See Note 2)                                  2,500                                                    2,500
                                 ______     ____    _______    _______  _______   ________        ____       _______
Balance June 30, 2000            10,233     $102    $73,875    $27,710   (1,259)  $(13,777)       $  -       $87,910
                                 ======     ====    =======    =======  =======   ========        ====       =======


Disclosure of reclassification
  amount:
  Unrealized gain for the year
    ended ended June 30, 2000        $   777
  Less reclassification
    adjustment for gain
    included in net income            (1,534)
                                     _______
  Unrealized gain on
    available-for-sale securities,
    net of tax                       $  (757)
                                     =======

See Notes to Consolidated Financial Statements.

                   JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 2000, 1999 AND 1998
                             (Dollars in thousands)

                                                     2000      1999      1998
                                                   ________  _______   _______
Operating activities:
  Net income                                       $  6,641  $ 4,603    $ 7,213
  Adjustments to reconcile net income
    to net cash provided by (used in)
    continuing operations:
      Income from discontinued operations,
        net of tax                                     (346)  (5,581)    (7,407)
      Equity in loss of internet-related
        businesses                                      100        -          -
      Net fee from terminated merger                (11,116)       -          -
      Deferred Federal income tax                       (71)     103       (297)
      Gain on sale of short-term investments         (2,361)       -          -
      Increase (decrease) from changes in:
        Prepaid expenses and other current
          assets                                        (15)     316       (111)
        Other non-current assets                       (474)     900        109
        Accounts payable and other current
          liabilities                                   171     (260)      (909)
        Other liabilities                                 -      (61)         -
                                                   ________  ________   _______
          Net cash provided by (used in)
            continuing operations                    (7,471)      20     (1,402)
          Net cash provided by discontinued
            operations                                8,389    10,987    13,238
                                                   ________  ________   _______
            Net cash provided by operating
              activities                                918    11,007    11,836
                                                   ________  ________   _______

Investing activities:
  Purchase of marketable securities                       -    (6,127)        -
  Investments in internet-related businesses        (19,099)        -         -
  Break-up fee from terminated merger                13,500         -         -
  Proceeds from sale of short-term investments        8,488         -         -
  Purchases of property and equipment                   (11)        -         -
  Increase in lease acquisition costs and
    other intangible and non-current assets          (1,669)   (1,622)        -
                                                   ________  ________   _______
        Net cash provided by (used in) continuing
         operations                                   1,209    (7,749)        -
        Net cash used in discontinued operations     (1,001)   (4,257)   (5,883)
                                                   ________  ________   ________
          Net cash provided by (used in) investing
            activities                                  208   (12,006)   (5,883)
                                                   ________  ________   _______

Financing activities:
  Proceeds from convertible subordinated notes       14,250         -         -
  Proceeds from issuance of common stock                594        67       344
  Repurchases of common stock                            (1)   (1,706)   (3,967)
  Other                                                 (16)        -         -
        Net cash provided by (used in) financing   ________  ________   _______
          activities of continuing operations        14,827    (1,639)   (3,623)
                                                   ________  ________   _______
Net increase (decrease) in cash and cash
  equivalents                                        15,953    (2,638)    2,330
Cash and cash equivalents of continuing
  operations at beginning of year                    44,137    46,775    44,445
                                                   ________  ________   _______
Cash and cash equivalents of continuing
  operations at end of year                        $ 60,090  $ 44,137   $46,775
                                                   ========  ========   =======
Supplemental disclosures of cash flow data:
  Cash paid during the year for:
    Federal income tax                             $  2,650  $  2,400   $ 2,750

Non-cash investing and financing activities:
  Tax benefit from exercise of stock options       $     83  $     22   $     -
  Issuance of common stock for investments in
    internet-related businesses                    $  4,236  $      -   $     -
  Debt discount on convertible subordinated notes  $  2,500  $      -   $     -
  Minority interest in subsidiary                  $  2,514  $      -   $     -
  Note receivable - related parties                $  1,000  $      -   $     -

See Notes to Consolidated Financial Statements.

                JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note  1 - Significant accounting policies and business:
  Business:
    On March 8, 2000, Jackpot Enterprises, Inc. ("Jackpot" or the
    "Company"), which was organized in 1980, announced a series of actions designed to transform the Company from a gaming entity into an Internet infrastructure provider and a manager of technology funds (the "Internet-Related Businesses"). On
    March 10, 2000, the Company formed J Net Ventures I, LLC ("Venture
    I"), an entity that will invest primarily in Internet-Related
    Businesses.  As of June 30, 2000, the Company owned 100% of
    Venture I. Venture I is managed by J Net Venture Partners, LLC (the "Manager"), an affiliate of the Company. Allan R. Tessler, the Company's Chief Executive Officer is the chairman of the Manager and Keith Meister and Todd Meister are Co-Presidents of the Manager. In addition, the Board of Directors has unanimously adopted a resolution to change the name of the Company to J Net Enterprises, Inc. Such change is subject to the approval of the Company's stockholders.

  Principles of consolidation:
    The accompanying consolidated financial statements include the accounts of the Company and its controlled subsidiaries. All material intercompany accounts and transactions are eliminated. Unless the context indicates otherwise, references to "2000", "1999" and "1998" are for the fiscal years ended June 30, 2000, 1999 and 1998, respectively.

  Business segments:
    As of June 30, 2000, the Company operated in a single business segment, its Internet-Related Business segment. During the quarter ended June 30, 2000 management formalized its plan to sell the gaming machine route operations segment ("Route Operations") and commenced activities to dispose of the subsidiaries identified with that segment. On July 8, 2000, the Company entered into a definitive agreement to sell its Route Operations (see Note 11). The Company's Route Operations segment has been reported as discontinued operations.

  Use of estimates:
    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and notes.
    Actual results could differ from those estimates.

  Cash equivalents:
    Cash equivalents are liquid investments comprised primarily of debt instruments and money market accounts with maturities of three months or less when acquired and are considered cash equivalents for purposes of the consolidated statements of cash flows. Cash equivalents are stated at cost which approximates fair value due to their short maturity. Cash and cash equivalents include cash equivalents of $60,090,000 and $44,137,000 at June 30, 2000 and 1999.

  Fair value of financial instruments:
    The carrying value of certain of the Company's financial instruments, including accounts payable and accrued expenses approximates fair value due to their short maturities. The unregistered convertible subordinated notes are not traded in the open market and a market price is not available. However, based on the Company's financial position, management believes that the carrying value of such debt approximates fair value.

  Investments in Internet-Related Businesses:
    The various interests that the Company acquires in Internet-Related Businesses are accounted for under one of three methods: consolidation, equity or cost. The applicable accounting method is generally determined based on the Company's voting interest and its ability to influence or control the Internet-Related Business. For investments accounted for under the equity method, the excess of the cost of the investment over the Company's equity in the underlying net assets of such investment is amortized on a straight-line basis over 5 years. Such amortization is included in the line captioned equity in income (loss) of internet-related businesses in the accompanying consolidated statements of income.

  Investments in debt and equity securities:
    The Company accounts for investments in debt and equity securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). This statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities, and requires such securities be classified as either held to maturity, trading, or available-for-sale. Management determines the appropriate classification of its investments in securities at the time of purchase and reevaluates such classification at each balance sheet date. SFAS 115 requires that available-for-sale securities be carried at fair value with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Unrealized gains and losses for available-for-sale securities are recorded as comprehensive income and are excluded from earnings. Realized gains from sales of investment securities in 2000 were $2,361,000. There were no realized gains from sales of investment securities in 1999 and 1998. There were no realized losses from sales of investment securities in 2000, 1999 and 1998.

  Stock-based compensation:
    The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") for stock options while disclosing pro forma net income and net income per share as if the fair value method had been applied in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

  Recently issued accounting standards:
    In April 1998, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities". This standard provides guidance on the financial reporting for start-up costs and organization costs. This standard requires costs of start-up activities and organization costs to be expensed as incurred. The Company adopted this standard on July 1, 1999. This statement did not have any effect on Jackpot's results of operations or its financial position.

    In June 1998, the Financial Accounting Standards Board (the
    "FASB") issued Statement of Financial Accounting Standards No.
    133, "Accounting for Derivative Instruments and Hedging
    Activities" ("SFAS 133"), as amended, which is effective for fiscal years beginning after June 15, 2000. SFAS 133 establishes additional accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position. This statement also defines and allows companies to apply hedge accounting to its designated derivatives under certain instances. It also requires that all derivatives be marked to market on an ongoing basis. This applies whether the derivatives are stand-alone instruments, such as warrants or interest rate swaps, or embedded derivatives, such as call options contained in convertible debt investments. Along with the derivatives, in the case of qualifying hedges, the underlying hedged items are also to be marked to market. These market value adjustments are to be included either in the income statement or other comprehensive income, depending on the nature of the hedged transaction. The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over the counter market. In cases where derivatives relate to financial instruments of non public companies, or where quoted market prices are otherwise not available, such as for derivative financial instruments, fair value is based on estimates using present value or other valuation techniques. The Company will adopt the standard in the quarter ending September 30, 2000 and will record its derivatives on July 1, 2000 at fair market value. In addition, any increase or decrease from historical cost basis of its derivatives on that date will be recorded as a cumulative effect of a change in accounting principle in the first quarter ending September 30, 2000.

    Based on management's review, the Company expects the most significant impact of this standard will be the cumulative effect adjustment as well as ongoing marked to market adjustments related to the warrant purchased by the Company in connection with the Company's purchase of an interest in Series B Preferred Stock of TechTrader, Inc. The value of this warrant can fluctuate given that TechTrader is a non public company. At June 30, 2000, the estimated value of the warrant was approximately $1.6 million. Under SFAS 133, the warrants will be revalued each quarter and the change in value of the warrants will be included in the consolidated statement of income. Under current accounting principles, the change in value of these warrants is not recorded. The cumulative effect of the adoption of SFAS 133 will be approximately $15,000.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 clarifies existing accounting principles related to revenue recognition in financial statements. The Company is required to comply with the provisions of SAB 101 in its quarter ending June 30, 2001. Based upon the current nature of the Company's continuing operations, management does not believe that SAB 101 will have a significant impact on the Company's results of operations.

    In March 2000, the Financial Accounting Standards Board of the AICPA issued FASB Interpretation 44 Accounting for Certain Transactions involving Stock Compensation ("FIN 44"), which provides clarification on the application of Accounting Principals Board Opinion No. 25 Accounting for Stock Issued to Employees. The Company is required to comply with the provisions of FIN 44 beginning July 1, 2000. Based upon management's review, the Company does not expect that the application will have a material effect on the Company's results of operations.

Note 2  - Convertible subordinated notes:
    The Company is in the final stages of completing its offering of up to $28 million of unregistered convertible subordinated notes (the "Notes") to a small group of investors. Certain of such investors include officers and directors of the Company or entities controlled by such directors and the Co-Presidents of the Manager (see Note 7). The issuance of the Notes was approved by the Company's Board of Directors on January 31, 2000. The initial conversion price of $10.75 was set by the Company in connection with the limited circulation of a Confidential Memorandum prior to the public announcement of the Company's intention to effect its business transformation and was equal to an 18% premium over the then twenty day trailing average market price. Stockholder approval is required with respect to the issuance of a portion of the Notes.

    In June 2000, the Company raised $15,250,000 through the issuance of the Notes. The principal amount of the Notes is payable on March 31, 2007 and bears interest at 8% per annum, payable on a quarterly basis. The Notes may not be prepaid in whole or in part by the Company. The Notes shall be convertible automatically if at any time after April 1, 2004, the common stock of the Company shall have a market price (as determined by the principal trading market for the Company's common stock or as otherwise specified in the Note) of over 250% of the then current conversion price for a period of ten trading days within any twenty consecutive trading day period. At the option of the holder of a Note, the Note shall be convertible into the Company's common stock at any time after June 1, 2001. The number of shares of common stock to be received by a Note holder upon conversion will be determined by dividing the principal amount of the Note by the conversion price in effect at the time of the conversion, which was initially $10.75. The conversion price is subject to adjustment in the event of any subdivision, combination, or reclassification of outstanding shares of the Company's common stock.

    For financial statement purposes, the Notes were deemed to have been beneficially converted as the conversion feature was in-the-money at the commitment date. The Company has calculated the beneficial conversion feature as the difference between the fair value of the common stock at the commitment date and the initial conversion price, multiplied by the number of shares into which the debt is convertible.
    Approximately $2,500,000 of the proceeds from issuance of the Notes, equal to the intrinsic value, has been recorded as debt discount and allocated to additional paid-in capital. Because the debt is not convertible until June 1, 2001, the debt discount is amortized to interest expense from the date of issuance of the Note through June 1, 2001 using the interest method.

Note 3 - Investments in Internet-Related Businesses:
  Meister Brothers Investments, LLC:
    On March 1, 2000, the Company acquired a 1% membership interest in and became the managing member of Meister Brothers Investments, LLC ("MBI") for $40,000 pursuant to an agreement between MBI, the Company, Keith Meister ("KM") and Todd
    Meister ("TM"). KM and TM each own 49.5% of the membership interests in MBI. As managing member, the Company has complete authority and responsibility for the operations and management of MBI and its ownership interests. Through its ownership interests, MBI owns a portfolio of investments (the "Portfolio") in development stage Internet-related businesses. Such investments are accounted for under the cost method.

    Prior to the execution of the agreements described above, KM, TM and the Company mutually agreed that the estimated Portfolio value was $2,500,000. Based upon such value, the minimum number of shares to be received by KM and TM was determined by using a $9.06 per share value of Jackpot's common stock, which was the average closing price for the 30 days prior to the parties mutual agreement of the estimated Portfolio value.

    On March 1, 2000 in connection with the agreement described above, KM, TM and the Company entered into a combination of Put and Call Agreements. Pursuant to the terms of the Call Agreement, KM and TM granted an option to the Company to purchase from KM and TM, and KM and TM are each obligated to sell to the Company, upon proper exercise, under such option (the "Call Option") all of their membership interests in MBI. Upon exercise of the Call Option by the Company, KM and TM will receive no less than 312,500 and no more than 500,000 shares of the Company's common stock, as calculated by a predetermined formula in the Call Agreement. The Call Option may be exercised by the Company at any time after March 1, 2002 and expires on March 1, 2004. Pursuant to the terms of the Put Agreement, the Company granted an option to each of KM and TM to sell to the Company and the Company shall be obligated to purchase from each of KM and TM, upon proper exercise, under such option (the "Put Option") any or all of the membership interests in MBI held by each of them in exchange for a number of common shares of the Company, as calculated by a predetermined formula in the Put Option.
    Upon exercise of the Put Option by KM and TM, KM and TM will receive no less than 275,938 and no more than 441,501 shares of the Company's common stock, as calculated by a predetermined formula in the Put Agreement. The Put Option may be exercised at any time after the first to occur of (i) September 1, 2001 or (ii) the date the Portfolio Value, as defined in the Put Option, is fixed at $4,000,000, but in no event shall the Put Option become exercisable any earlier than March 1, 2001. The Put
    Option expires on March 1, 2004.

    If neither the Put Option nor the Call Option is exercised, KM and TM have a further option to purchase, or cause MBI to purchase, the Company's interest in MBI at its fair market value as determined by appraisal. This option is exercisable on or after April 1, 2004 and expires April 30, 2004.

    Based upon the Company's control over MBI as described above, the Company has consolidated MBI in its June 30, 2000 balance sheet and reflected the minority interest of MBI owned by KM and TM. Upon the exercise of the Put or the Call, the Company will record the purchase of MBI as a step acquisition based upon the fair value of the Jackpot common stock issued.

  Digital Boardwalk, LLC:
    On March 1, 2000, the Company purchased a 35% ownership interest and the right to purchase up to 139,256 Common Units at an exercise price of $3.59 per Common Unit (the "Warrant") in Digital Boardwalk, LLC ("Digital"), a non public company, for an aggregate purchase price of $4,746,000. The consideration consisted of $3,000,000 in cash and $1,746,000 of the Company's common stock (146,342 shares). The Warrant is exercisable commencing on the closing date of Digital's next round of equity or convertible debt financing and shall be exercisable until the earlier of the consummation of a qualified initial public offering, as defined in the purchase agreement between the parties, or March 1, 2003. The Company allocated the excess of its cost over the equity acquired, which was approximately $132,000, to the Warrant. The Company accounts for its investment in Digital under the equity method.

  Alistia, Inc.:
    On May 18, 2000, the Company, on behalf of Venture I, purchased a 39.8% ownership interest in Series A Preferred Stock of Alistia, Inc. ("Alistia"), a non public development stage company for $2,000,000 in cash. In general, the Series A Preferred Stockholders are entitled to vote along with the common stockholders based on the number of shares of common stock into which the Series A Preferred shares could be converted. On an as converted basis, the Company had a 19.95% voting interest in Alistia at the date of acquisition. A member of Jackpot's board is a member of Alistia's five member Board. Based on the Company's voting percentage and Board representation, the Company accounts for this investment under the equity method.

  TechTrader, Inc.:
    On June 12, 2000, the Company purchased a 42.1% interest in
    Series B Preferred Stock and a warrant to acquire 827,796 shares of common stock at an exercise price of $2.25 per common share in TechTrader, Inc. ("TechTrader"), a development stage non public company for an aggregate purchase price of $8,488,000. The consideration consisted of $6,000,000 in cash and $2,488,000 of the Company's common stock (178,571 shares).
    The value assigned to common stock was based on the closing price of the Company's stock on June 12, 2000. The Company may exercise the warrant in whole or in part at any time until June 1, 2007. The exercise price of the warrant is subject to adjustment upon the occurrence of certain events that would be antidilutive, as defined in the Securities Purchase Agreement. The Company has determined that the warrant is a derivative as defined in SFAS 133 and will begin accounting for the warrant in accordance with SFAS
    133 in the quarter ending September 30, 2000. The excess of the cost of the investment in TechTrader over the Company's equity in the underlying net assets at the acquisition date was approximately $3.2 million. Of the $3.2 million, the Company has allocated approximately $1.6 million to the warrant using the Black-Scholes pricing model. The remaining excess cost of approximately $1.6 million is being amortized over 5 years.

    The Company shall be entitled to receive a dividend of 8% of the Series B issue price, as defined, per year. Such dividends shall be cumulative and shall accrue, whether or not declared by TechTrader's Board of Directors. Generally, a Series B Preferred stockholder is entitled to vote with the common stockholders based upon the number of shares of common stock into which the Series B Preferred stock could be converted. On an as converted basis, the Company had a 28.1% voting interest at the date of acquisition. Based upon such voting percentage, the Company accounts for its investment in TechTrader under the equity method.

  Cyberbills, Inc.:
    On March 10, 2000, the Company purchased 3,385,106 shares of Series C Preferred Stock of Cyberbills, Inc. ("Cyberbills"), a non public development stage company, at a cost of $3,183,000. Of such purchase, $3,000,000 was made on behalf of Venture I. The Company accounts for this investment under the cost method.

  Other transactions:
    In May 2000, the Company, on behalf of Venture I, invested $4,850,000 in other Internet-Related Businesses. Such investments consisted of a purchase of 892,500 shares of Series B Preferred Stock of Strategic
    Data Corp., at a cost of $850,000, and a 12% convertible demand loan of $4,000,000 to Carta, Inc. ("Carta"). Such loan is convertible in whole or in part, at the option of the Company, into common stock of Carta. In addition, upon the occurrence of certain events, the loan will convert into preferred stock of Carta. The
    Company accounts for the investment in Strategic Data Corp.
    under the cost method. Both Strategic Data Corp. and Carta are non public development stage companies.

  Summary of Investments in Internet-Related Businesses:
    As described above, all Investments in Internet-Related
    Businesses were in non public companies as of June 30, 2000.
    Such investments under the applicable accounting methods are summarized as follows (dollars in thousands):

                             June 30, 2000
                             _____________

      Consolidation            $ 2,540
      Equity method             13,544
      Cost method                8,052
                               _______
        Total                  $24,136
                               =======

Note 4 - Other current liabilities:
    Other current liabilities consist of the following (dollars in thousands):

                                            June 30,
                                        _______________
                                        2000       1999
                                        ____       ____

      Accrued professional fees         $203        $287
      Accrued employee benefits            -         187
      Accrued interest payable            95           -
        Other                            501         517
                                        ____        ____
          Totals                        $799        $991
                                        ====        ====

Note 5 - Earnings (loss) per share:
    Basic earnings (loss) per share from continuing operations for 2000, 1999 and 1998 and diluted loss per share from continuing operations for 1999 and 1998 are computed by dividing net income (loss) from continuing operations by the weighted average number of common shares outstanding for the respective period. Diluted earnings per share from continuing operations for 2000 is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. Options and warrants to purchase common stock, whose exercise price was greater than the average market price for the respective period, have been excluded from the computation of diluted earnings per share from continuing operations for 2000. Such antidilutive options and warrants outstanding for 2000 were 364,000. Since both 1999 and 1998 had a loss from continuing operations, no potential common shares from the assumed exercise of options and warrants have been included in the diluted loss per share from continuing operations computations pursuant to accounting principles generally accepted in the United States of America. The following is the amount of income (loss) and number of shares used in the basic and diluted earnings (loss) per share computations for continuing operations (dollars and shares in thousands, except per share data):

                                                   2000      1999         1998
                                                  ______    ______       ______

      Basic earnings (loss) per share
        from continuing operations:
          Earnings (loss):
            Income (loss) available to
              common stockholders                 $6,295    $ (978)      $ (194)
                                                  ======    ======       ======
          Shares:
            Weighted average number of
              common shares outstanding            8,674     8,641        8,991
                                                  ======    ======       ======

        Basic earnings (loss) per share from
        continuing operations                     $  .73    $ (.11)      $ (.02)
                                                  ======    ======       ======

        Diluted earnings (loss) per share:
          Earnings (loss):
            Income (loss) available to
              common stockholders                 $6,295    $ (978)     $  (194)
            Effect of dilutive securities             63         -            -
                                                  ______    ______      _______
            Income (loss), as adjusted            $6,358    $ (978)     $  (194)
                                                  ======    ======      =======
          Shares:
            Weighted average number of common
              shares outstanding                   8,674     8,641        8,991
            Common shares issuable upon assumed
              exercise of dilutive stock options
                                                   1,516         -            -
            Less common shares assumed to be
              repurchased by application of the
              treasury stock method to the proceeds
              using the average market price for
              the period                          (1,404)        -            -
            Common shares issuable upon assumed
              conversion of 8% convertible
              subordinated notes                     109         -            -
            Common shares issuable upon assumed
              exercise of put option                  92         -            -
                                                  ______    ______      _______

            Weighted average number of common
              shares and common share
                equivalents outstanding            8,987     8,641        8,991
                                                 =======   =======      =======
        Diluted earnings (loss) per share from
          continuing operations                  $   .71   $ (.11)      $  (.02)
                                                 =======   ======       =======

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

    The Rights, which expire on July 15, 2004, may be redeemed by Jackpot at $.01 per Right prior to the close of business on the tenth day after a public announcement that beneficial ownership of 15% or more of Jackpot's shares of voting stock has been accumulated by a single acquiror or a group (with certain exceptions), under circumstances set forth in the Rights Agreement. As of June 30, 2000 and 1999, 150,000 shares of unissued Series A Junior Preferred Stock were authorized and reserved for issuance upon exercise of the Rights. The issuance of the Rights had no effect on dilutive earnings per share in 2000, 1999 and 1998.

  Stock option plans:
    On December 7, 1990, Jackpot's stockholders approved the 1990 Incentive and Nonqualified Stock Option Plan (the "1990 Plan"). The 1990 Plan terminated on June 26, 2000. As of such date, no options granted under the 1990 Plan were outstanding. On January 12, 1993, Jackpot's stockholders approved the 1992 Incentive and Non-qualified Stock Option Plan (the "1992 Plan"). On August 17, 1994, the Board adopted certain amendments (the "Amendments") to the 1992 Plan which were approved by Jackpot's stockholders on January 10, 1995. The Amendments increased the number of shares of Jackpot's common stock (the "Common Stock") authorized for issuance pursuant to the 1992 Plan from 1,045,000 to 2,545,000.

    The 1992 Plan provides that each individual who is a member of the Board on June 30 of any year, including any future director on any such date, will automatically be granted nonqualified stock options to purchase 27,500 shares of Common Stock on each such June 30. The option price for each June 30 grant will be 100% of the fair market value of the Common Stock on the following September 30. Each option granted to a director will become exercisable after September 30 of each year, and expire five years from the date of grant. Under the 1992 Plan, options granted to Jackpot's directors to purchase an aggregate of 440,000 shares of Common Stock were outstanding, of which 330,000 were exercisable at June 30, 2000.

    The 1992 Plan terminates on the earlier of (i) the date all shares subject to the 1992 Plan have been issued upon the exercise of options granted under such plans, or (ii)
    September 30, 2002, or on such earlier date as the Board may determine. Any option outstanding at the termination date remains outstanding until it has either expired or has been exercised.

    On January 31, 2000, a new director was added to the Company's Board of Directors. In connection with the appointment, such director was granted a nonqualified stock option to purchase 27,500 shares of common stock. On May 1, 2000, pursuant to the terms of the grant, the exercise price was vested at $10.63 per share, the fair market value of the stock on that date. The option expires five years from the date of grant. Also, on January 31, 2000, nonqualified stock options to purchase an aggregate of 450,000 shares of common stock were granted to three directors (150,000 each) at an exercise price of $10.13 per share, the fair market value on the date of grant. The option granted to each director will vest in thirds on each of the first, second and third anniversaries of the date of grant. Such options expire ten years from date of grant.

    Changes in options outstanding under the 1992 stock option plan are summarized below (shares in thousands):

                              2000               1999               1998
                        _________________  _________________  ________________
                                 Weighted           Weighted          Weighted
                                 Average            Average           Average
                                 Exercise           Exercise          Exercise
                        Shares    Price    Shares    Price    Shares   Price
                        ______   ________  ______   ________  ______  ________


    Fixed options:
    Outstanding at
     beginning of
       year             1,422    $ 9.79    1,486    $10.23     1,580   $10.89
    Granted               757     10.25       55     12.25        60    11.00
    Exercised             (48)    12.31       (6)     8.56       (30)   11.34
    Cancelled            (109)     9.88     (223)    12.80      (234)   14.15
    Automatic grant
     to directors         110      (A)       110      8.75       110     9.94
                        _____    ______    _____    ______     _____   ______
    Outstanding at
      end of year       2,132      9.47    1,422      9.79     1,486    10.23
                        =====    ======    =====    ======     =====   ======
    Options exercisable
      at year-end       1,292      9.76    1,290      9.83     1,336    10.23
    Weighted average
      fair value of
      options granted
      during the year             $4.12             $ 2.47             $ 2.99

   (A)  To be determined on September 30, 2000.

    The following table summarizes information about stock options outstanding at June 30, 2000:

                 Options Outstanding                 Options Exercisable
    ______________________________________________   _____________________

                            Weighted
                            Average       Weighted               Weighted
    Range of     Number     Remaining      Average     Number     Average
    Exercise  Outstanding  Contractual    Exercise   Exercisable  Exercise
     Prices   at 6/30/00      Life          Price    at 6/30/00     Price
    ________  ___________  ___________    ________   ___________ _________

   $ 8.63 to
   $10.50       1,800       4.1 years      $ 9.07     1,030       $ 9.35

   $10.51 to
   $12.63         332       4.6 years       11.64       262       $11.38

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

    On January 31, 2000, nonqualified stock options to purchase an aggregate of 150,000 shares of common stock were granted to the Co-Presidents of the Manager (75,000 each) at an exercise price of $10.13 per share, the fair market value on the date of grant. Such options will vest in thirds on each of the first, second and third anniversaries of the date of grant and expire ten years from date of grant.

    Changes in options outstanding under the nonqualified stock option plan is summarized below (shares in thousands):

                              2000               1999               1998
                        _________________  _________________  ________________
                                 Weighted           Weighted          Weighted
                                 Average            Average           Average
                                 Exercise           Exercise          Exercise
                        Shares   Price     Shares   Price     Shares  Price
                        ______   ________  ______   ________  ______  ________

    Fixed options:
    Outstanding at
      beginning of
      year               221      $ 9.19     352    $ 9.72      379    $ 9.67
    Granted              640       12.22       -                  -
    Exercised              -                   -                  -
    Cancelled           (221)       9.19    (131)    10.63      (27)     9.02
                        ____                ____               ____
    Outstanding at
      end of year        640       12.22     221      9.19      352      9.72
                        ====                ====               ====
    Options exercisable
      at year-end          -                 221      9.19      352      9.72
    Weighted average
      fair value of
      options granted
      during the year             $ 4.89            $    -             $    -

    The following table summarizes information about nonqualified stock options outstanding at June 30, 2000:


                 Options Outstanding                 Options Exercisable
    ______________________________________________   _____________________

                            Weighted
                            Average       Weighted               Weighted
    Range of     Number     Remaining      Average     Number     Average
    Exercise  Outstanding  Contractual    Exercise   Exercisable  Exercise
     Prices   at 6/30/00      Life          Price    at 6/30/00     Price
    ________  ___________  ___________    ________   ___________ _________
    $9.00 to
    13.125       640        1.9 years      $12.22         -        $  -

  Shares reserved for issuance:
    Shares of Common Stock were reserved for the exercise of the following (in thousands):

                                              June 30,
                                          _______________
                                          2000      1999
                                          _____     _____
      Stock option plans:
        Outstanding                       2,132     1,422
        Available for grant                 340     1,078
      Other nonqualified stock options      640       221
                                          _____     _____
          Totals                          3,112     2,721
                                          =====     =====
  Accounting for stock-based compensation:
    The following table discloses pro forma amounts for net income and basic and dilutive earnings per share for 2000, 1999 and
    1998 assuming compensation cost for employee stock options had been determined using the fair value-based method prescribed by SFAS 123.  The table also discloses the weighted average assumptions used in estimating the fair value of each option grant on the date of grant using the Black-Scholes option
    pricing model, and the estimated weighted average fair value of the options granted.  The model assumes no expected future dividend payments on Jackpot's Common Stock for the options granted in 2000, 1999 and 1998 (dollars in thousands, except per share data):
                                                    2000    1999     1998
                                                   ______  ______   ______

         Net income:
           As reported                             $6,641  $4,603   $7,213
           Pro forma                               $5,507  $4,167   $6,837

         Basic earnings per share:
           As reported                             $  .77  $  .53   $  .80
           Pro forma                               $  .63  $  .48   $  .76

         Diluted earnings per share:
           As reported                             $  .75  $  .53   $  .79
           Pro forma                               $  .62  $  .48   $  .74

         Weighted average assumptions:
           Expected stock price volatility           50.0%   30.0%    30.0%
           Risk-free interest rate                    6.4%    5.6%     5.8%
           Expected option lives (in years)           3.0     3.0      2.5
           Estimated fair value of options granted $ 4.35  $ 3.02   $ 2.99

Note 7 - Related party transactions:
    One director of Jackpot is a partner in a law firm that has provided various legal services for which Jackpot incurred legal fees aggregating approximately $190,000, $170,000 and $121,000 in 2000, 1999 and 1998. As of June 30, 2000, three directors of Jackpot, or entities controlled by such directors, and Meister Brothers Holdings, LLC, have invested $7 million and $3 million, respectively, in the Notes described in Note 2. In connection with the issuance of a $3 million Note to Meister Brothers Holdings, LLC, the Company loaned $1 million to such entity on June 28, 2000. Interest on the loan accrues at 8% per annum. The principal amount and accrued interest is payable on June 30, 2002. The obligations of Meister Brothers Holdings, LLC are secured by the right, title and interest in and to the $3 million Note dated June 28, 2000.

Note 8 - Federal income tax:
    The components of Federal income tax expense (benefit) are as follows (dollars in thousands):

                                           2000      1999      1998
                                          ______    ______    ______
    Federal:
      Current expense (benefit)           $1,641    $  (744)  $(1,196)
      Deferred expense (benefit)             777       (341)       48
                                          ______    _______   _______
    Federal income tax expense (benefit)
      on income (loss) from continuing
      operations                           2,418     (1,085)   (1,148)
    Federal income tax expense of
      discontinued operations                177      2,875     3,816
                                          ______    _______   _______
    Total Federal income tax expense      $2,595    $ 1,790   $ 2,668
                                          ======    =======   =======

    A reconciliation of the Federal statutory income tax rate to the effective income tax rate based on income (loss) from continuing operations before income tax follows:

                                             2000     1999     1998
                                             ____    ______   ______

         Statutory rate                      35.0%    (35.0)%  (35.0)%
         Increase (decrease) in
           tax resulting from:
         Surtax exemption                    (1.0)      1.0      1.0
         Tax-exempt interest                 (7.6)    (22.5)   (37.1)
         Other                                1.4       3.9    (14.4)
                                             ____     _____    _____
         Effective rate                      27.8%    (52.6)%  (85.5)%
                                             ====     =====    =====

    The tax items comprising Jackpot's net deferred tax liability as of June 30, 2000 and 1999 are as follows (dollars in thousands):

                                             2000     1999
                                             ____    ______


           Deferred tax liabilities:
           Unrealized gain on
             available-for-sale securities      -      408
           Other                              762      425
                                             ____     ____
         Net deferred tax liability          $762     $833
                                             ====     ====

Note 9  - Other events:
  Terminated mergers:
    On February 17, 1999, Jackpot and CRC Holdings, Inc. d/b/a
    Carnival Resorts & Casinos ("CRC"), a privately owned company, entered into a definitive agreement providing for the acquisition of CRC by Jackpot. On April 15, 1999, Jackpot and
    CRC mutually agreed to terminate the agreement. As a result of the termination of the agreement, capitalized costs incurred in connection with the proposed acquisition of CRC of $900,000 were expensed in 1999.

    On August 16, 1999, Jackpot received a notice from Players International, Inc. ("Players") terminating the Agreement and Plan of Merger dated February 8, 1999 (the "Players Agreement"). Such notice contained the terms of a merger offer for Players from Harrah's Entertainment, Inc. On August 19, 1999, pursuant to the terms of the Players Agreement, Jackpot received a break-up fee of $13,500,000. As a result of the termination of the Players Agreement, capitalized costs of $2,384,000 incurred in connection with the proposed acquisition of Players were expensed resulting in a net break-up fee of $11,116,000. During 2000, Jackpot sold 1,014,400 shares of Players common stock for $8,488,000 ($8.37 per share). As a result of the sale of such shares, which were purchased on March 10, 1999 at a cost of $6,127,000 ($6.04 per share), Jackpot realized a gain of $2,361,000.

  Termination and Consulting Agreement:
    On February 29, 2000, the Company and Don R. Kornstein, President, Chief Executive Officer and Director, entered into a Termination and Consulting Agreement (the "Termination Agreement"). Pursuant to the terms of the Termination Agreement, Mr. Kornstein and the Company mutually agreed that his employment and position on the Board of Directors terminated on February 29, 2000. On March 10, 2000, pursuant to the terms of Mr. Kornstein's employment agreement and the Termination Agreement, the Company paid $2,906,000 to Mr. Kornstein for severance and accrued vacation costs. Of such amount, $2,835,000 was expensed in 2000, and is included in the line captioned general and administrative in the accompanying consolidated statements of income.

Note 10 - Commitments and contingencies:
  Employment agreements:
    Jackpot has employment agreements with George Congdon, Senior Vice President - Operations and Bob Torkar, Senior Vice President - Finance, which expire on June 30, 2001. In the event of termination of Mr. Congdon and Mr. Torkar's employment, as defined in their employment agreements, Mr. Congdon and Mr. Torkar would receive severance payments. The aggregate contingent liability at June 30, 2000 under such agreements is $1,140,000.

  Financial instruments with concentration of credit risk:
    The financial instruments that potentially subject Jackpot to concentrations of credit risk consist principally of cash and cash equivalents. Jackpot maintains cash and certain cash equivalents with financial institutions in amounts which, at times, may be in excess of the FDIC insurance limits. Jackpot's cash equivalents are invested in several high-grade securities which limits Jackpot's exposure to concentrations of credit risk.

  Legal matters:
    Jackpot is a party to various other claims, legal actions and complaints arising in the ordinary course of business or asserted by way of defense or counterclaim in actions filed by Jackpot. Management believes that its defenses are substantial in each of these matters and that Jackpot's legal position can be successfully defended without material adverse effect on its consolidated financial statements. See Note 11 for information regarding a litigation settlement and a legal dispute that is part of the discontinued operations.

  Leases:
    Jackpot has a noncancelable office lease in New York, New York. Future minimum payments (dollars in thousands) under such lease is $4,699 at June 30, 2000, payable as follows:
    $354 in 2001; $438 in 2002; $438 in 2003; $438 in 2004; $438
    in 2005; and $2,593 thereafter. See Note 11 for information concerning commitments and contingencies of the discontinued operations.

Note 11 - Discontinued operations:
  Definitive agreement:
    On July 8, 2000, the Company entered into a definitive agreement to sell its Route Operations for $45 million in cash. As a result of management's plan to dispose of the Route Operations and of the sale, which is subject to closing conditions and regulatory and other approvals, the financial position and the results of operations for the Route Operations have been reported as discontinued operations. In accordance with accounting principles applicable to discontinued operations, previously reported financial statements have been reclassified to reflect the Route Operations as discontinued. The Company expects to complete the closing of the sale during the quarter ending December 31, 2000.

  Litigation settlement:
    In August 1998, Albertson's, Inc. ("Albertson's," a retail chain in which Jackpot conducts gaming operations) and American Stores Company ("American Stores") entered into a merger agreement that provided for the acquisition of American Stores by Albertson's. Approximately 51%, 57% and 55% of revenues generated by discontinued operations for 2000, 1999 and 1998, respectively, were generated at the locations of those two entities. The merger of Albertson's and American Stores was completed on June 23, 1999. As a condition to avoiding and/or settling legal proceedings against the merger by the Federal Trade Commission and the Attorneys General of California, Nevada and New Mexico, Albertson's agreed to divest certain of its stores, including 19 stores in southern Nevada, fifteen of which were Jackpot locations. In late September and early October 1999, Albertson's sold those locations to Raley's, Inc. ("Raley's"), and Raley's has operated them since.

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

    On January 26, 2000, Jackpot entered into a Settlement Agreement and Release (the "Settlement Agreement") with Albertson's, Raley's, Anchor and United Coin. Pursuant to the terms of the Settlement Agreement, the parties agreed to dismiss with prejudice all litigation pending among them and to the takeover of gaming operations by United Coin of the 19 stores in southern Nevada, effective February 1, 2000. Of the 19 stores in southern Nevada operated by Raley's, Jackpot had operated 246 gaming machines at 15 locations pursuant to its long-term agreement with Albertson's. Jackpot believed it was in its best interest to settle the case and thereby preserve and solidify its long-term relationship with Albertson's, its largest customer, pursuant to the terms of an amendment to its agreement with Albertson's, which it had theretofore arranged and which is described below in this note. It was also important to Jackpot to avoid further litigation and fully resolve all claims among and between the parties. All costs incurred in connection with the litigation and settlement, including legal and settlement costs aggregating approximately $950,000, were recorded in fiscal 2000, and are included in the line captioned income from discontinued operations in the accompanying consolidated statements of income.

  Settlement agreement with Albertson's:
    Prior to the settlement described above, on November 18, 1999, Jackpot and Albertson's had entered into a settlement agreement (the "Agreement"). The Agreement amended the license agreement entered in September 1998 between Jackpot and Albertson's (the "Albertson's Agreement"). The Agreement also terminated Jackpot's separate license agreements with Lucky Stores, Inc. and American Drug Stores, Inc. and incorporates Jackpot's exclusive rights in Nevada to operate gaming devices at the locations (including any future locations) of those entities into the Albertson's Agreement, as amended by the Agreement. Under the Agreement, Jackpot has the exclusive option to extend the agreements beyond their initial terms and will continue to have exclusive gaming rights for new Albertson's locations. In addition, Albertson's granted Jackpot exclusive gaming rights in all drug stores opened by Albertson's or any of its affiliates in Nevada, and in future fuel center locations, a new retailing concept that Albertson's will open, in which gaming may be offered to customers. Further, pursuant to the terms of the Agreement, Jackpot will received certain immediate credits toward license fees and will receive substantial reductions in certain license fees, which are effective from February 1, 2000 through the initial term of the Agreement.

  The Rite Aid dispute:
    On December 8, 1999, certain Gaming Machine Route Operations subsidiaries of Jackpot commenced litigation in the United States District Court for the District of Nevada against Rite Aid Corporation ("Rite Aid"). The lawsuit is an action for rescission of two license agreements between those subsidiaries and Rite Aid and for damages based upon Rite Aid's alleged fraud. Operations of said subsidiaries under said agreements resulted in an operating loss of approximately $3.4 million in 2000.

    On March 27, 2000, Jackpot entered into amendments to the two license agreements with Rite Aid. Based on the number of existing locations at which Jackpot currently operates gaming machines, license fees payable to Rite Aid have been reduced by approximately $2.5 million annually over the remaining term of the amended agreements. The amendments are subject to certain administrative approvals from the Nevada State Gaming Control Board ("Nevada Board") for 31 Rite Aid locations. The Company has recently received verbal approval from the Nevada Board for 25 Rite Aid locations, and management expects to receive verbal approval for the remaining 6 stores shortly. Based upon verbal approval of the majority of the Company's Rite Aid locations, management anticipates that the Company will receive the administrative approvals from the Nevada Board for the 31 Rite Aid locations in October 2000. Upon the receipt of the administrative approvals, the amendments will become effective. Based upon management's belief that such approval will be received shortly, the Company has recorded the license fees at their reduced rates, effective March 1, 2000.

    Further, upon such approval, all disputes between the parties, including Jackpot's lawsuit against Rite Aid, will be resolved or settled. On April 26, 2000, the Court ordered that all scheduling deadlines previously set in the case were stayed pending the filing of a Stipulation and Order of Dismissal by the parties. Further, because the amended agreements are conditioned upon certain administrative approvals by the Nevada Board, the parties were permitted to file the Stipulation for Dismissal by September 15, 2000, which has been extended to October 16, 2000.

    Based upon the reduction in license fees described above, the Company's operating losses at the Rite Aid locations should decrease substantially. However, even with the license fee reductions, management believes that the Company will continue to incur losses, and such losses may be significant, unless revenues increase significantly at these locations.

  Leases:
    Jackpot's discontinued operations has noncancelable location license, lease and sublease agreements (referred to as "leases") for space at various locations for its gaming machines with terms expiring at various dates through 2010. Leases are generally at fixed rentals, although certain leases require payments based on percentages of revenues generated by gaming machines at the leased locations. In addition, office and warehouse space is utilized under noncancelable leases with terms expiring at various dates through 2006.

    Future minimum payments (dollars in thousands) under noncancelable operating leases or licenses for Jackpot's discontinued operations aggregated approximately $112,654 at June 30, 2000, payable as follows: $31,468 in 2001; $31,584 in 2002; $31,783 in 2003; $8,963 in 2004; $7,690 in 2005; and
    $1,166 thereafter.

    Rent expense for Jackpot's discontinued operations was comprised as follows (dollars in thousands):

                                        2000      1999      1998
                                       _______   _______   _______
        Location leases:
          Fixed rentals                $38,569   $39,689   $36,866
          Percentage rentals            18,537    17,181    16,883
        Office and equipment leases        447       442       453
                                       _______   _______   _______
            Totals                     $57,553   $57,312   $54,202
                                       =======   =======   =======

    The following are the summary operating results of the discontinued operations (dollars in thousands):

                                         2000      1999      1998
                                       _______   _______   _______

        Revenues                       $86,949   $95,669   $93,013
        Costs and expenses              86,563    87,264    82,276
                                       _______   _______   _______
        Operating income                   386     8,405    10,737
        Other income                       137        51       486
                                       _______   _______   _______
        Income before income tax           523     8,456    11,223
        Provision for income tax           177     2,875     3,816
                                       _______   _______   _______
        Income from discontinued
          operations, net of tax       $   346   $ 5,581   $ 7,407
                                       =======   =======   =======

    The following are the net assets of the discontinued operations (dollars in thousands):

                                                   June 30,
                                               _________________
                                                 2000       1999
                                               _______    ______
        Assets:
          Cash                                 $ 3,500    $ 3,500
          Prepaid expenses                       1,209      1,438
          Other current assets                   1,020      1,463
          Deferred income tax                      384        500
          Property and equipment at
            cost, net                           11,907     13,757
          Lease acquisition costs and
            other intangible assets, net         5,190      8,104
                                               _______    _______
              Total assets                     $23,210    $28,762
                                               =======    =======

        Liabilities:
          Accounts payable and other current
            liabilities                          2,516      2,520
          Deferred rent                          4,049      2,554
                                               _______    _______
              Total liabilities                $ 6,565    $ 5,074
                                               _______    _______
        Net assets of discontinued operations  $16,645    $23,688
                                               =======    =======

Note 12 - Subsequent events:
    In August 2000, the Company, on behalf of Venture I, acquired an interest in Series C Preferred Stock of Jasmine Networks, Inc., a non public development stage company for approximately $5 million in cash. In addiiton, the Company, on behalf of Venture I, invested $2 million in cash in Tellme Networks, Inc., a non public development stage company in September 2000.

    With respect to the convertible subordinated notes described in Note 2, the Company raised an additional $8.5 million in August and September 2000. Including the $8.5 million, gross proceeds raised to date from the issuance of the Notes aggregated $23.75 million.

             JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                 QUARTERLY FINANCIAL INFORMATION
                YEARS ENDED JUNE 30, 2000 AND 1999
          (Dollars in thousands, except per share data)
                           (Unaudited)

    Summarized quarterly financial information for 2000 and 1999 follows:

                                                          Quarter
                                         ______________________________________

                                         First     Second      Third    Fourth
                                         ______   ________    ________ ________

            2000
            ____

    Revenues                             $    -   $     -     $     -  $     -
    Operating loss from continuing
      operations                           (679)     (908)     (3,322)  (1,823)
    Income (loss) from continuing
      operations                          7,437     1,383      (1,670)    (855)
    Income (loss) from discontinued
      operations                           (144)     (506)        281      715
    Net income (loss)                     7,293       877      (1,389)    (140)

    Basic earnings (loss) per share:
    Income (loss) from continuing
      operations                            .86       .16        (.19)    (.10)
    Income (loss) from discontinued
      operations                           (.01)     (.06)        .03      .08
    Net income (loss)                       .85       .10        (.16)    (.02)

    Dilutive earnings (loss) per share:
    Income (loss) from continuing
      operations                            .86       .16        (.19)    (.12)
    Income (loss) from discontinued
      operations                           (.01)     (.06)        .03      .08
    Net income (loss)                       .85       .10        (.16)    (.04)

            1999
            ____

    Revenues                             $    -   $     -     $     -  $     -
    Operating loss from continuing
      operations                           (588)     (653)       (618)  (1,544)
    Income loss from continuing
      operations                            (59)      (82)        (31)    (806)
    Income from discontinued
      operations                          1,167     1,472       1,842    1,100
    Net income                            1,108     1,390       1,811      294

    Basic earnings (loss) per share:
    Income (loss) from continuing
      operations                           (.01)     (.01)          -     (.09)
    Income from discontinued
      operations                            .14       .17         .21      .12
    Net income                              .13       .16         .21      .03

    Dilutive earnings (loss) per share:
    Income (loss) from continuing
      operations                           (.01)     (.01)          -     (.09)
    Income from discontinued
      operations                            .14       .17         .21      .12
    Net income                              .13       .16         .21      .03