Form 10-Q
period 2000-09-30
JACKPOT ENTERPRISES INC
filed 2000-11-14
CIK 351903

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                                FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to___________________


Commission file no. 1-9728

                         JACKPOT ENTERPRISES, INC.
____________________________________________________________________________
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


                                 702-263-5555
             ___________________________________________________
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes   x        No
                                                _____         _____

There were 8,974,846 shares of the Registrant's common stock outstanding as of November 3, 2000.

                JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                                     INDEX


Part I.  Financial Information

Item 1.  Financial Statements
           Condensed Consolidated Balance Sheets (Unaudited) -
             September 30, 2000 and June 30, 2000
           Condensed Consolidated Statements of Operations (Unaudited) -
             Three Months Ended September 30, 2000 and 1999
           Condensed Consolidated Statement of Stockholders'
             Equity (Unaudited) - Three Months Ended September 30, 2000 Condensed Consolidated Statements of Cash Flows (Unaudited) -
             Three Months Ended September 30, 2000 and 1999
           Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

                 JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Dollars in thousands)
                                (Unaudited)


                                               September 30,   June 30,
        ASSETS                                     2000         2000
        ______                                 _____________  _________

Current assets:
  Cash and cash equivalents                      $ 58,674      $ 60,090
  Other current assets                                481           697
  Net assets of discontinued operations            15,888        16,645
                                                 ________      ________
    Total current assets                           75,043        77,432
                                                 ________      ________

Notes receivable - related parties                  1,250         1,000

Investments in internet-related businesses         32,280        24,136

Excess of costs over equity in underlying
  net assets of investments in internet-related
  businesses, net of amortization                   1,638         1,657

Other non-current assets                              854           510
                                                 ________      ________

    Total assets                                 $111,065      $104,735
                                                 ========      ========

See Notes to Condensed Consolidated Financial Statements.

                 JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Dollars in thousands)
                                (Unaudited)
                                (Concluded)


                                               September 30,   June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY               2000         2000
____________________________________           _____________  _________

Current liabilities:
  Accounts payable                                $      9     $      -
  Other current liabilities                          1,103          799
                                                  ________     ________
      Total current liabilities                      1,112          799

Convertible subordinated notes, net of amortized
  discount of $2,948 and $2,500                     20,802       12,750
Deferred income tax                                     22          762
Minority interest in subsidiary                      2,514        2,514
                                                  ________     ________
      Total liabilities and minority interest       24,450       16,825
                                                  ________     ________

Commitments and contingencies

Stockholders' equity:
  Preferred stock - authorized
    1,000,000 shares of $1 par value;
    none issued
  Common stock - authorized
    60,000,000 shares of $.01 par
    value; 10,233,470 shares issued                    102          102
  Additional paid-in capital                        75,250       73,875
  Retained earnings                                 25,275       27,710
  Less 1,258,624 shares of common stock
    in treasury, at cost                           (13,777)     (13,777)
  Unrealized loss on available-for-sale securities
    of equity investee, net of tax                    (235)           -
                                                  ________     ________
      Total stockholders' equity                    86,615       87,910
                                                  ________     ________
      Total liabilities and
        stockholders' equity                      $111,065     $104,735
                                                  ========     ========

See Notes to Condensed Consolidated Financial Statements.


                  JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE MONTHS ENDED SEPTEMBER 30, 2000 and 1999
                 (Dollars in thousands, except per share data)
                                  (Unaudited)

                                                         2000     1999
                                                       _______  ________
Costs and expenses:
  Amortization                                         $    79   $     -
  General and administrative                             1,191       679
                                                       _______   _______
      Totals                                             1,270       679
                                                       _______   _______

Operating loss from continuing operations                1,270       679
                                                       _______   _______

Other income (expense):
  Net fee from terminated merger                             -    11,000
  Equity in loss of internet-related businesses         (1,786)        -
  Interest and other income                                933       467
  Interest expense                                      (1,244)        -
                                                       _______   _______
      Totals                                            (2,097)   11,467
                                                       _______   _______
Income (loss) from continuing operations
  before provision (benefit) for income tax             (3,367)   10,788
                                                       _______   _______

Provision (benefit) for Federal income tax:               (800)    3,351
                                                       _______   _______

Net income (loss) from continuing operations            (2,567)    7,437

Income (loss) from discontinued operations,
  net of tax                                               132      (144)
                                                       _______   _______
Net income (loss)                                      $(2,435)  $ 7,293
                                                       =======   =======
Basic earnings (loss) per share:
Income (loss) from continuing operations               $  (.29)  $   .86
Income (loss) from discontinued operations                 .02      (.01)
                                                       _______   _______
                                                       $  (.27)  $   .85
                                                       =======   =======

Dilutive earnings (loss) per share:
Income (loss) from continuing operations               $  (.29)  $   .86
Income (loss) from discontinued operations                 .02      (.01)
                                                       _______   _______
                                                       $  (.27)  $   .85
                                                       =======   =======

See Notes to Condensed Consolidated Financial Statements.
                               JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 THREE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Dollars and shares in thousands)
                                              (Unaudited)

                                                                                      Accumu-
                                                                                      lated
                                                Addi-                                 Other
                                 Common Stock   tional               Treasury Stock   Compre-
                                 _____________  Paid-In  Retained   ________________  hensive
                                 Shares Amount  Capital  Earnings   Shares   Amount   Income  Totals
                                 ______ ______  _______  ________   ______  ________  _______ _______


Balance July 1, 2000             10,233 $102    $73,875  $27,710    (1,259) $(13,777) $   -   $87,910

Comprehensive loss:
  Net loss from continuing
    operations                                            (2,567)                              (2,567)
  Income from discontinued
    operations, net of tax                                   132                                  132
  Other comprehensive
    loss:
  Unrealized loss on
    available-for-sale
    securities of equity
    investee, net of tax                                                               (235)     (235)
                                                                                              _______
Comprehensive loss                                                                             (2,670)
Amount allocated to additional
  paid-in capital in connection
  with the issuance of the 8%
  convertible subordinated
  notes (See Note 2)                              1,375                                         1,375
                                 ______ ____    _______  _______    ______  ________  _____   _______
Balance September 30, 2000       10,233 $102    $75,250  $25,275    (1,259) $(13,777) $(235)  $86,615
                                 ====== ====    =======  =======    ======  ========  =====   =======



See Notes to Condensed Consolidated Financial Statements.

                JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                          (Dollars in thousands)
                                (Unaudited)

                                                          2000       1999
                                                        ________   ________
Operating activities:
  Net income (loss)                                     $ (2,435)  $  7,293
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) continuing operations:
      Income (loss) from discontinued operations,
        net of tax                                          (132)       144
      Net fee from terminated merger                           -    (11,000)
      Equity in loss of internet-related businesses        1,786          -
      Amortization                                            79          -
      Deferred Federal income tax                           (740)         1
      Gain on sale of short-term investments                   -        (16)
      Increase (decrease) from changes in:
        Prepaid expenses and other current assets            216         55
        Other non-current assets                            (162)         -
        Accounts payable and other current liabilities       484      2,842
        Other liabilities                                    927          -
                                                        ________   ________
          Net cash provided by (used in) continuing
            operations                                        23       (681)
          Net cash provided by discontinued operations     1,323        752
                                                        ________   ________
            Net cash provided by operating activities      1,346         71
                                                        ________   ________
Investing activities:
  Investments in internet-related businesses             (10,409)         -
  Break-up fee from terminated merger                          -     13,500
  Proceeds from sale of short-term investments                 -         76
  Increase in lease acquisition costs and other
    intangible and non-current assets                       (138)      (598)
                                                        ________   ________
          Net cash provided by (used in) continuing
            operations                                   (10,547)    12,978
          Net cash used in discontinued operations          (434)      (422)
                                                        ________   ________
            Net cash provided by (used in) investing
              activities                                 (10,981)    12,556
                                                        ________   ________
Financing activities:
  Proceeds from convertible subordinated notes             8,250          -
  Other                                                      (31)         -
                                                        ________   ________
            Net cash provided by financing activities
              of continuing operations                     8,219          -
                                                        ________   ________

Net increase (decrease) in cash and cash equivalents      (1,416)    12,627
Cash and cash equivalents of continuing operations
  at beginning of period                                  60,090     44,137
                                                        ________   ________
Cash and cash equivalents of continuing operations
  at end of period                                      $ 58,674   $ 56,764
                                                        ========   ========
Supplemental disclosures of cash flow data:
  Cash paid during the period for:
    Interest                                            $      -   $      -
    Federal income tax                                  $      -   $      -
Non-cash investing and financing activities:
  Debt discount on convertible subordinated notes       $  1,375   $      -
  Note receivable - related party                       $    250   $      -

See Notes to Condensed Consolidated Financial Statements.

                  JACKPOT ENTERPRISES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Significant accounting policies and business:
     Business:
       On March 8, 2000, Jackpot Enterprises, Inc. ("Jackpot" or the
       "Company"), announced a series of actions designed to transform the Company from a gaming entity into an Internet infrastructure provider and a manager of technology funds (the "Internet-Related
       Businesses").  On March 10, 2000, the Company formed J Net Ventures
       I, LLC ("Venture I"), an entity that will invest primarily in Internet-Related Businesses. As of September 30, 2000, the Company owned 100% of Venture I. Venture I is managed by J Net Venture
       Partners, LLC (the "Manager"), an affiliate of the Company.  Allan R.
       Tessler, the Company's Chief Executive Officer, is the Chairman of the Manager and Keith Meister and Todd Meister are Co-Presidents of the Manager. In addition, the Board of Directors has unanimously adopted a resolution to change the name of the Company to J Net
       Enterprises, Inc. Such change is subject to the approval of the Company's stockholders at the Company's Annual Meeting on December 6,
       2000.

     Business segments:
       As of September 30, 2000, the Company operated in a single business segment, its Internet-Related Business segment. During the three months ended June 30, 2000 management formalized its plan to sell the gaming machine route operations segment ("Route Operations") and commenced activities to dispose of the subsidiaries identified with that segment. On July 8, 2000, the Company entered into a definitive agreement to sell its Route Operations (see Note 7). The Company's
       Route Operations segment has been reported as discontinued operations.

     Basis of presentation:
       The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange
       Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.

       In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position as of September 30, 2000, the results of its operations for the three months ended September 30, 2000 and 1999 and its cash flows for the three months ended September 30, 2000 and 1999. The results for the three months ended September 30, 2000 and 1999 are not necessarily indicative of results for a full year.
       Information included in the condensed consolidated balance sheet as of June 30, 2000 has been derived from the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended June 30, 2000 (the "2000 Form 10-K"). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and disclosures included in the 2000 Form 10-K.

     Investments in Internet-Related Businesses:
       The various interests that the Company acquires in Internet-Related
       Businesses are accounted for under one of three methods:
       consolidation, equity or cost. The applicable accounting method is generally determined based on the Company's voting interest and its ability to influence or control the Internet-Related Business. For investments accounted for under the equity method, the excess of the cost of the investment over the Company's equity in the underlying net assets of such investment is amortized on a straight-line basis over 5 years. Such amortization is included in the line captioned equity in loss of internet-related businesses in the accompanying consolidated statements of operations.

     Investments in debt and equity securities:
       The Company accounts for investments in debt and equity securities in accordance with Statement of Financial Accounting Standards No. 115,
       "Accounting for Certain Investments in Debt and Equity Securities"
       ("SFAS 115"). This statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities, and requires such securities be classified as either held to maturity, trading, or available-for-sale. Management determines the appropriate classification of its investments in securities at the time of purchase and reevaluates such classification at each balance sheet date. SFAS 115 requires that available-for-sale securities be carried at fair value with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Unrealized gains and losses for available-for-sale securities are recorded as comprehensive income and are excluded from earnings. The unrealized gain on available-for-sale securities, net of tax and comprehensive income for the three months ended September 30, 1999 was $135,000 and $7,428,000, respectively.

     Recently issued accounting standards:
       In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133,
       "Accounting for Derivative Instruments and Hedging Activities" ("SFAS
       133"), as amended, which is effective for fiscal years beginning after June 15, 2000. SFAS 133 establishes additional accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position. This statement also defines and allows companies to apply hedge accounting to its designated derivatives under certain instances. It also requires that all derivatives be marked to market on an ongoing basis. This applies whether the derivatives are stand-alone instruments, such as warrants or interest rate swaps, or embedded derivatives, such as call options contained in convertible debt investments. Along with the derivatives, in the case of qualifying hedges, the underlying hedged items are also to be marked to market. These market value adjustments are to be included either in the income statement or other comprehensive income, depending on the nature of the hedged transaction. The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over the counter market. In cases where derivatives relate to financial instruments of non public companies, or where quoted market prices are otherwise not available, such as for derivative financial instruments, fair value is based on estimates using present value or other valuation techniques. Based on management's review, the Company has determined that the warrant purchased by the Company in connection with the Company's purchase of an interest in Series B
       Preferred Stock of TechTrader, Inc. is a derivative as defined in SFAS 133. On July 1, 2000, the Company adopted SFAS 133 and recorded this derivative at fair market value. The cumulative effect of the change in accounting principle for the three months ended
       September 30, 2000 was not significant.

       In December 1999, the Securities and Exchange Commission  issued
       Staff Accounting Bulletin No. 101, "Revenue Recognition  in Financial
       Statements" ("SAB 101"). SAB 101 clarifies existing accounting principles related to revenue recognition in financial statements.
       The Company is required to comply with the provisions of SAB 101 in its three months ending June 30, 2001. Based upon the current nature of the Company's continuing operations, management does not believe that SAB 101 will have a significant impact on the Company's results of operations.

       In March 2000, the FASB issued FASB Interpretation 44 "Accounting for
       Certain Transactions involving Stock Compensation" ("FIN 44"), which provides clarification on the application of Accounting Principals
       Board Opinion No. 25 "Accounting for Stock Issued to Employees".  The
       Company adopted the provisions of FIN 44 on July 1, 2000. Such adoption had no effect on the Company's results of operations.

Note 2 - Convertible subordinated notes:
       On October 2, 2000, the Company completed its offering of approximately $28 million of unregistered 8% convertible subordinated notes (the "Notes") to a small group of investors. Certain of the investors include officers and directors of the Company or entities controlled by such directors and the Co-Presidents of the Manager.
       As of September 30, 2000, the Company had raised $23,750,000 from the issuance of the Notes. Subsequently, Mariner LLC ("Mariner"), an unaffiliated entity, purchased an additional $4 million of the Notes.
       Including this transaction, the Company has raised $27,750,000 from the issuance of the Notes.

       In connection with the Mariner purchase, Mark W. Hobbs, President and
       Chief Operating Officer of the Company entered into an agreement with Mariner with respect to Mr. Hobbs' participation in the ownership of $2 million of the $4 million Note. Pursuant to the arrangement, Mr.
       Hobbs obtains the full economic benefit with respect to $1 million of the Notes including the interest thereon and the potential upside upon conversion to common stock and the sale thereof. With respect to an additional $1 million Mr. Hobbs obtained the potential upside upon conversion to common stock and the sale thereof. Mr. Hobbs is at risk in the event of default on the two million dollar original purchase price and has pledged his limited partnership interests in Mariner GP, L.P. as collateral against such default. Mariner GP, L.P., a Delaware limited partnership is the general partner of Mariner Partners, L.P. In connection with such transaction, Mr.
       Hobbs waived his right under his employment agreement to receive up to a $1 million loan from the Company to purchase up to $2 million of the Notes. For information regarding Jackpot's investment in Mariner
       Partners, L.P., see Note 8.

       For financial statement purposes, as of June 30, 2000, $15,250,000 of the Notes were deemed to have been beneficially converted as the conversion feature was in-the-money at the commitment date. The
       Company has calculated the beneficial conversion feature as the difference between the fair value of the common stock at the commitment date and the initial conversion price, multiplied by the number of shares into which the debt is convertible. Approximately
       $2,500,000 of the proceeds from issuance of the Notes, equal to the intrinsic value, was recorded as debt discount and allocated to additional paid-in capital as of June 30, 2000. During the three months ended September 30, 2000, the Company raised an additional
       $8,500,000 through the issuance of the Notes. A substantial portion of these Notes was also deemed to have been beneficially converted as described above. As a result, an additional $1,375,000 of the proceeds was recorded as debt discount and allocated to paid-in capital. The terms of this issuance were identical to the Notes issued in June 2000. Because the debt is not convertible until June
       1, 2001, the debt discount is amortized to interest expense from the date of issuance of the Note through June 1, 2001 using the interest method.

       As of September 30, 2000, three directors of Jackpot or entities controlled by such directors, the adult children of certain directors or entities controlled by such children, Meister Brothers Holdings, LLC, and one officer of the Company have invested $3 million, $4 million, $3 million, and $.5 million, respectively, in the Notes. In connection with the issuance of the Notes, the Company loaned $1 million and $250,000 to Meister Brothers Holdings, LLC and the officer, respectively. Interest on the loans accrues at 8% per annum. The principal amount and accrued interest is payable on June
       30, 2002. Both obligations are secured by the right, title and interest in and to the Notes.

       For the three months ended September 30, 2000, interest expense related to the Notes was $1,244,000. Of such amount, approximately
       $928,000 was from the amortization of the debt discount and the remaining $316,000 represented interest payable to the Note holders at 8% on the principal amount. For further information concerning the Notes, see Note 2 of Notes to Consolidated Financial statements in the 2000 Form 10-K.

Note 3 - Investments in Internet-Related Businesses:
       As of September 30, 2000, all of the Company's investments in Internet-Related Businesses were in non public companies. Such investments under the applicable accounting methods are summarized as follows (dollars in thousands):

                                   September 30, 2000     June 30, 2000
                                   __________________     _____________

           Consolidation                 $ 2,540            $ 2,540
           Equity method                  11,521             13,544
           Cost method                    18,219              8,052
                                         _______            _______
             Total                       $32,280            $24,136
                                         =======            =======

       During the three months ended September 30, 2000, the Company, on behalf of Venture I, acquired interests in Jasmine Networks, Inc., Estara, Inc. and Tellme Networks, Inc. for $5 million, $2.7 million and $2 million, respectively. Such companies are non public development stage companies. The Company accounts for these investments under the cost method.

       For the three months ended September 30, 2000, the Company's equity in losses of its investments in Internet-Related Businesses accounted for under the equity method aggregated $1,786,000. Such amount consisted of the Company's share of the operating loss incurred by Digital Boardwalk, LLC, Alistia, Inc. and TechTrader, Inc. of
       $626,000, $278,000, and $882,000, respectively. For additional information concerning the Company's investments in Internet-Related
       Businesses, see Note 3 of Notes to Consolidated Financial Statements in the 2000 Form 10-K.

Note 4 - Earnings (loss) per share:
       Basic earnings (loss) per share from continuing operations for the three months ended September 30, 2000 and 1999 and diluted loss per share from continuing operations for the three months ended September
       30, 2000 are computed by dividing net income (loss) from continuing operations by the weighted average number of common shares outstanding for the respective period. Diluted earnings per share from continuing operations for the three months ended September 30, 1999 is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. Options and warrants to purchase common stock, whose exercise price was greater than the average market price for the three months ended
       September 30, 1999, have been excluded from the computation of diluted earnings per share from continuing operations. Such antidilutive options and warrants were 1,675,000. Because the three months ended September 30, 2000 had a loss from continuing operations, no potential common shares from the assumed exercise of stock options and the put option and the assumed conversion of the 8% convertible subordinated notes have been included in the diluted loss per share from continuing operations computation pursuant to accounting principles generally accepted in the United States of America. The following is the amount of income (loss) and the number of shares used in the basic and diluted earnings (loss) per share computations for continuing operations (dollars and shares in thousands, except per share data):

                                                       Three months ended
                                                          September 30,
                                                       ___________________
                                                        2000         1999
                                                       _______      ______
       Basic earnings (loss) per share from
         continuing operations:
         Earnings (loss):
           Income (loss) available to common
             stockholders                              $(2,567)     $7,437
                                                       =======      ======
           Shares:
             Weighted average number of common shares
               outstanding                               8,975       8,617
                                                       =======      ======

         Basic earnings (loss) per share from
           continuing operations                       $  (.29)     $  .86
                                                       =======      ======

         Diluted earnings (loss) per share from
           continuing operations:
           Earnings (loss):
             Income (loss) available to common
               stockholders                            $(2,567)    $ 7,437
             Effect of dilutive securities                   -           -
                                                       _______      ______
             Income (loss), as adjusted                $(2,567)     $7,437
                                                       =======      ======
           Shares:
             Weighted average number of common shares
               outstanding                               8,975       8,617
             Common shares issuable upon assumed
               exercise of dilutive stock options           -           23
             Less common shares assumed to be
               repurchased by application of the
               treasury stock method to the proceeds
               using the average market price for the
               period                                       -           23
             Common shares issuable upon assumed
               conversion of the 8% convertible
               subordinated notes                           -            -
             Common shares issuable upon assumed
               exercise of put option                       -            -
                                                       _______      ______

             Weighted average number of common shares
               and common share equivalents
               outstanding                               8,975       8,617
                                                       =======      ======

         Diluted earnings (loss) per share from
           continuing operations                       $  (.29)     $  .86
                                                       =======      ======

Note 5 - The 1992 Incentive and Non-qualified Stock Option Plan:
       On September 29, 2000, the exercise price of the June 30, 2000 grant of nonqualified stock options to purchase an aggregate of 110,000 shares of common stock (27,500 each to four directors) was vested at $9.50 per share, the fair market value of the stock on that date, pursuant to the terms of the 1992 Incentive and Non-qualified Stock
       Option Plan (the "1992 Plan").  See Note 6 of Notes to Consolidated
       Financial Statements in the 2000 Form 10-K for further information regarding the 1992 Plan and option grants.

Note 6 - Commitments and contingencies:
     Employment agreements:
       Jackpot entered into employment agreements with Mark W. Hobbs, President and Chief Operating Officer, and Steven L. Korby, Executive
       Vice President and Chief Financial Officer on October 1, 2000. Such agreements expire on June 21, 2003. Jackpot also has employment agreements with George Congdon, Senior Vice President - Operations and Bob Torkar, Senior Vice President - Finance, which expire on June
       30, 2001. In the event of termination of employment, as defined in each employment agreement, such officers would receive severance payments. The aggregate contingent liability at September 30, 2000 under such agreements is $1,690,000. The aggregate commitment for future salaries at September 30, 2000, excluding bonuses, under the above four employment agreements is approximately $1.8 million.

Note 7 - Discontinued operations:
     Definitive agreement:
       On July 8, 2000, the Company entered into a definitive agreement to sell its Route Operations for $45 million in cash. As a result of management's plan to dispose of the Route Operations and of the sale, which is subject to closing conditions and regulatory and other approvals, the financial position and the results of operations for the Route Operations have been reported as discontinued operations.
       In accordance with accounting principles applicable to discontinued operations, previously reported financial statements have been reclassified to reflect the Route Operations as discontinued. On
       October 30, 2000, the Company agreed to a conditional modification of the agreement due to issues relating to the purchaser's financing.
       The modification will reduce the net after-tax cash proceeds from the sale by approximately $4.5 million. The Company expects to complete the closing of the sale on these revised terms during the three months ending December 31, 2000.

     Settlement with Rite Aid Corporation:
       On March 27, 2000, Jackpot entered into amendments to its two license agreements with Rite Aid Corporation ("Rite Aid"). As a result of the subsequent receipt of certain administrative approvals from the Nevada State Gaming Control Board ("Nevada Board") for 31 Rite Aid locations, such amendments became effective October 9, 2000.
       Pursuant to the terms of the amendments, license fees payable to Rite
       Aid were reduced by approximately $2.5 million annually over the remaining term of the amended agreements. Such reductions were effective March 1, 2000. All disputes between the parties, including
       Jackpot's lawsuit against Rite Aid have been resolved or settled as a result of the filing by the parties of the Stipulation for Dismissal on October 16, 2000.

       For the fiscal year ended June 30, 2000, the Company incurred an operating loss of approximately $3.4 million at the Rite Aid locations. As a result of the reduction in license fees described above, the Company's operating loss at the Rite Aid locations for the three months ended September 30, 2000 was reduced substantially.
       However, even with the license fee reductions, management believes that the Company will continue to incur losses, and such losses may be significant, unless revenues increase significantly at these locations.

       The following are the summary operating results of the discontinued operations (dollars in thousands):

                                               Three Months Ended
                                                  September 30,
                                              ____________________
                                               2000          1999
                                              _______      _______

       Revenues                               $19,232      $22,800
       Costs and expenses                      19,022       23,036
                                              _______      _______
       Operating income (loss)                    210         (236)
       Other income                                 8           18
                                              _______      _______
       Income (loss) before provision
         (benefit) for income tax                 218         (218)
       Provision (benefit) for income tax          86          (74)
                                             ________     ________
       Income (loss) from discontinued
         operations, net of tax              $    132     $   (144)
                                             ========     ========

       The following are the net assets of the discontinued operations
       (dollars in thousands):

                                       September 30, 2000    June 30, 2000
                                       ___________________   ______________
       Assets:
         Cash                                 $ 3,500          $ 3,500
         Prepaid expenses                       1,151            1,209
         Other current assets                   1,062            1,020
         Deferred income tax                      541              384
         Property and equipment at
           cost, net                           10,965           11,907
         Lease acquisition costs and
           other intangible assets, net         5,371            5,190
                                              _______          _______
             Total assets                     $22,590          $23,210
                                              =======          =======

       Liabilities:
         Accounts payable and other current
           liabilities                        $ 2,580          $ 2,516
         Deferred rent                          4,122            4,049
                                              _______          _______
             Total liabilities                  6,702            6,565
                                              _______          _______
         Net assets of discontinued
           operations                         $15,888          $16,645
                                              =======          =======
Note 8 - Subsequent events:
     Acquisition of InterWorld Corporation:
       On October 12, 2000, Jackpot and InterWorld Corporation
       ("InterWorld") entered into a definitive Securities Purchase
       Agreement (the "Purchase Agreement").  Pursuant to the terms of the
       Purchase Agreement, Jackpot purchased $20 million in aggregate principal amount of Series A Preferred Stock of InterWorld (the
       "Series A Preferred Stock") on November 10, 2000.  Each share of
       Series A Preferred Stock is initially convertible into shares of
       Common Stock of InterWorld (the "Common Stock") at a conversion price of $6.25 per share (the "Conversion Price"), subject to adjustment on the six month anniversary of the date of issue, to 90% of the average daily closing price of Common Stock for such six-month period, but in no event less than $2.00 per share.  Furthermore, on April 12, 2001,
       Jackpot, at its sole discretion, shall have the option to require
       InterWorld to redeem the Series A Preferred Stock for cash at 150% of the purchase price; provided that such right will expire if
       InterWorld consummates a change of control transaction with Jackpot on or prior to such date.

       In connection with the issuance of the Series A Preferred Stock, InterWorld shall issue to Jackpot warrants to purchase shares of Common Stock at an exercise price of $7.25 per share, subject to adjustment, exercisable at any time until October 12, 2005, equal to 19.999% of the current outstanding shares of Common Stock less the amount of shares issuable upon the conversion of the Series A
       Preferred Stock.

       In addition, on October 12, 2000 Jackpot, on behalf of Venture I, entered into a Loan and Forbearance Agreement with Michael Donahue, Chairman of InterWorld, pursuant to which Jackpot purchased from Salomon Smith Barney ("SSB") a loan from SSB to Mr. Donahue in the amount of approximately $12,445,500. The loan is secured by 4,270,406 shares of Common Stock. In connection therewith Jackpot entered into a Call/Participation Agreement with Mr. Donahue whereby he agreed that Jackpot would share in the profit on a portion of the stock securing the loan once certain conditions, including the repayment of the loan, were met. Mr. Donahue has sole power to vote and dispose of such shares.

     Investment in Mariner Partners, L.P.:
       In October and November 2000, the Company invested $15 million in
       Mariner Partners, L.P. (the "Partnership"), a private investment fund which primarily trades in a variety of hedged investment strategies.
       Mariner GP, L.P., a Delaware limited partnership, is the general partner of the Partnership. According to the Partnership, its primary focus is on hedged arbitrage trading utilizing a variety of trading strategies. The strategies include arbitrage trading in the following instruments: U.S. Treasury securities and related futures, U.S. and foreign convertible bonds and preferred stock and their related common stocks, European government securities and related futures contracts, mortgage-backed securities, corporate bonds, bank debt and common stocks in global equity markets. However, the General Partner has the discretion to cause the Partnership to invest in all forms of securities, swaps, commodity futures products and related derivative instruments, including equities, equity related securities, bonds and other fixed income securities, options, repurchase agreements, futures and forward contracts and currencies, in both domestic and foreign markets and in any instrument or product commodity traded as a medium of investment. The Partnership is permitted to engage in a highly diverse range of investment and trading strategies, including those involving derivative and hybrid instruments. Generally, at the end of each fiscal quarter of the Partnership and upon 45 days' prior written notice, Jackpot has the right to withdraw any portion of its capital account (but at least
       $100,000) or to withdraw from the Partnership.

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

     The risks and uncertainties that may affect the operations, performance, development and results of the Company's discontinued Route
Operations include, but are not limited to, competitive pressures, the loss or nonrenewal of any of Jackpot's significant contracts, the consolidation or disposition of selected locations as a result of the merger of Albertson's, Inc. and American Stores Company (each of which was a significant customer of the Company during the past three fiscal years), conditioning or suspension of any gaming license, unfavorable changes in gaming regulations, possible future financial difficulties of any significant customer and the continued growth of the gaming industry and population in Nevada. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof.
The Company assumes no obligation to update or supplement forward-looking statements as a result of new circumstances or subsequent events.

Overview
________

     On March 8, 2000, Jackpot Enterprises, Inc. ("Jackpot" or the
"Company"), which has operated as one business segment since it was organized in 1980, announced a series of actions designed to transform the Company from a gaming entity into a high growth, technology, Internet infrastructure provider and fund manager ("Internet-Related Businesses").
On March 10, 2000, the Company formed J Net Ventures I, LLC ("Venture I"), an entity that will invest primarily in Internet- Related Businesses. As of September 30, 2000, the Company owned 100% of Venture I. Venture I is managed by J Net Venture Partners, LLC (the "Manager"). Allan R. Tessler, the Company's Chief Executive Officer is the Chairman of the Manager and Keith Meister and Todd Meister are Co- Presidents of the Manager. The
Company will at all times own at least 51% of the Manager. In addition, the Board of Directors has unanimously adopted a resolution to change the name of the Company to J Net Enterprises, Inc. Such change is subject to the approval of the Company's stockholders at the Company's Annual Meeting on December 6, 2000.

     Venture I will be a $75 million fund. Of the $75 million, the Company has committed $55 million and entities associated with Gilbert Global
Equity, a private equity partnership, have committed $15 million. The remaining $5 million will be funded by certain other investors, subject to the completion of the agreement between such investors and Venture I. A portion of the $55 million was derived from the sale of 8% convertible subordinated notes (the "Notes"). The investors in such Notes include officers and directors of the Company or entities controlled by such directors and the Co-Presidents of the Manager. As of October 2, 2000, the Company has raised approximately $28 million through the issuance of the Notes. For financial statement purposes, certain of the Notes were deemed to have been beneficially converted as the conversion feature was in-the-money at the commitment date. Approximately $3.9 million of the proceeds from the issuance of the Notes, equal to the intrinsic value, has been recorded as debt discount and allocated to additional paid-in capital. Of the $3.9 million, $2.5 million was recorded on June 28, 2000, and the remaining $1.4 million was recorded in the three months ended September 30, 2000. Because the debt is not convertible until June 1, 2001, the debt discount is amortized to interest expense from the date of issuance of the Notes through June 1, 2001 using the interest method. As a result of the issuance of the Notes, interest expense for the year ending June 30, 2001 will increase substantially. For further information concerning the Notes, see Note 2 of Notes to Condensed Consolidated Financial Statements.

     Venture I will make investments primarily in early stage ventures
(first and second round financing) exhibiting reasonable risk adjusted valuations. Additionally, Venture I may invest in public companies when an opportunity exists for value creation. It is anticipated that individual investments will range from $1 million to $10 million and will consist of the following: (1) New companies primarily in the business-to-business segment; (2) Established "brick and mortar" companies who have established brand identities but have not yet developed, deployed or migrated their businesses to the Internet; (3) Technology and infrastructure opportunities which capitalize on the growth of Internet traffic and the proliferation of Internet ready devices; (4) Broadband technologies and related content driven opportunities; and (5) Opportunistic turn-around situations. As of September 30, 2000, the Company had invested approximately $34 million in Internet-Related Businesses. Of the $34 million, the Company invested approximately $20 million on behalf of Venture I.

     Prior to the Company's change in business strategy, the Company had been actively engaged, through its subsidiaries, in the gaming industry for over 30 years. The Company is one of the largest gaming machine route operators in the State of Nevada, and is an established leader in the operation of gaming machines in multiple retail locations ("Route
Operations"). In connection with its change in business strategy, the Company has retained the investment banking firm of Koffler & Company to advise the Company on the disposition of its gaming business segment.
During the three months ended June 30, 2000, management formalized its plan to sell the Route Operations and commenced activities to dispose of such operations. On July 8, 2000, the Company entered into a definitive agreement to sell its Route Operations for $45 million in cash. As a result of management's plan to dispose of the Route Operations and of the sale, which is subject to closing conditions and regulatory and other approvals, the financial position and results of operations of the Route
Operations have been reported as discontinued operations. In accordance with accounting principles generally accepted in the United States of America applicable to discontinued operations, previously reported financial statements have been reclassified to reflect the Route Operations as discontinued. On October 30, 2000, the Company agreed to a conditional modification of the agreement due to issues relating to the purchaser's financing. The modification will reduce the net after-tax cash proceeds from the sale by approximately $4.5 million. The Company expects to complete the closing of the sale on these revised terms during the three months ending December 31, 2000.

     At various times during the past several years, the Company engaged in the active consideration of potential acquisitions and expansion opportunities in both the gaming and nongaming markets, including most recently in 1999 in connection with the potential acquisition of Players
International, Inc. ("Players") and CRC Holdings, Inc. d/b/a Carnival
Resorts & Casinos ("CRC"), a privately owned company. The Company devoted significant management and other resources to these efforts and incurred substantial expenses in connection with such activities. The discussion that follows is based on giving retroactive effect to the discontinued operations. Since the Route Operations was the Company's only business segment from its inception through February 2000, the following discussion focuses primarily on Jackpot's continuing operations, which consisted primarily of general and administrative activities of the parent company and since March 2000, Jackpot's Internet-Related Businesses segment.

Results of Operations
_____________________

     Revenues:

     The Company had no revenues from continuing operations for the three months ended September 30, 2000 and 1999 (referred to herein as the "2000 three months" and the "1999 three months", respectively).

     Costs and expenses:

     Costs and expenses of Jackpot's continuing operations, consisted principally of general and administrative activities of the parent company and since March 2000, Jackpot's Internet-Related Businesses segment, increased $.6 million, from $.7 million for the 1999 three months to $1.3 million for the 2000 three months. The increase was due primarily to payroll costs incurred for additional personnel in connection with the Internet-Related Businesses segment.

     Other income (expense):

     Other income (expense) decreased $13.6 million, from $11.5 million of other income, net to $2.1 million of other expense, net. Other income, net for the 1999 three months consisted principally of the net fee of $11.0 million from the terminated merger with Players, while other expense, net for the 2000 three months consisted primarily of the Company's equity in losses of its investments in Internet-Related Businesses of $1.8 million and interest expense related to the Notes of $1.2 million, net of interest income of $.9 million.

     Income (loss) from continuing operations before provision (benefit) for income tax:

     Income (loss) from continuing operations before provision (benefit) for income tax increased $14.2 million, from income before income tax of $10.8 million for the 1999 three months to a loss before income tax of $3.4 million for the 2000 three months. Excluding the net fee from the terminated merger of $11.0 million described above, such loss increased $3.2 million. The $3.2 million consisted principally of the Company's equity in losses of its investments in Internet-Related Businesses accounted for under the equity method of $1.8 million and interest expense related to the Notes of $1.2 million. The equity loss of $1.8 million consisted of the Company's share of the operating loss incurred by Digital Boardwalk, LLC, Alistia, Inc. and TechTrader, Inc. of $.6 million, $.3 million, and $.9 million, respectively.

     Net income (loss):

     Net loss increased $9.7 million, from net income of $7.3 million for the 1999 three months to a net loss of $2.4 million for the 2000 three months. Diluted earnings (loss) per share for the 2000 three months was $(.27) versus $.85 for the 1999 three months. Such decreases were due primarily to the combination of significant items described above.

Capital Resources and Liquidity
_______________________________

     Liquidity:

     On October 29, 1996, Jackpot's Board of Directors authorized management to repurchase up to 500,000 shares of Jackpot's common stock at prevailing market prices. Subsequently, on January 22, 1998, such authorization was increased from 500,000 to 1,000,000 shares. From October 29, 1996 through
September 30, 2000, Jackpot repurchased 800,437 shares at an aggregate cost of approximately $8.5 million.

     On October 12, 2000, Jackpot and InterWorld Corporation ("InterWorld") entered into a definitive Securities Purchase Agreement (the "Purchase
Agreement"). Pursuant to the terms of the Purchase Agreement, Jackpot purchased $20 million in aggregate principal amount of Series A Preferred
Stock of InterWorld (the "Series A Preferred Stock") on November 10, 2000.
In addition, on October 12, 2000, Jackpot, on behalf of Venture I, entered into a Loan and Forbearance Agreement with Michael Donahue, Chairman of
InterWorld, pursuant to which Jackpot purchased from Salomon Smith Barney
("SSB") a loan from SSB to Mr. Donahue in the amount of approximately
$12,445,500. The loan is secured by 4,270,406 shares of InterWorld common stock.

     As described previously, the Company has recently raised approximately
$28 million through the issuance of the Notes. As a result of the successful completion of such financing, management believes the Company's working capital will be sufficient to enable Jackpot to fund its $55 million commitment to Venture I, and to meet its operating and other cash requirements for the year ending June 30, 2001. With respect to the Company's $55 million commitment to Venture I, the Company has invested $32 million on behalf of Venture I as of October 12, 2000.

     Cash Flows:

     Jackpot's principle sources of cash for the 2000 three months consisted of the proceeds of $8.2 million received from the issuance of the Notes and its available cash and cash equivalents which, at June 30, 2000, was $60.1 million and at September 30, 2000 was $58.7 million. Net cash used in investing activities was $11.0 million for the 2000 three months, and consisted primarily of cash used of $10.4 million for investments in Internet-Related Businesses. As a result of the combination of net cash provided by operating and financing activities of $1.4 million and $8.2 million, respectively, less cash used in investing activities of $11.0 million, cash and cash equivalents decreased $1.4 million in the 2000 three months.

     Recently Issued Accounting Standards:

     In December 1999, the Securities and Exchange Commission  issued Staff
Accounting Bulletin No. 101, "Revenue Recognition  in Financial Statements"
("SAB 101"). SAB 101 clarifies existing accounting principles related to revenue recognition in financial statements. The Company is required to comply with the provisions of SAB 101 in its three months ending June 30, 2001. Based upon the current nature of the Company's continuing operations, management does not believe that SAB 101 will have a significant impact on the Company's results of operations.

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

     By their very nature, the entities in which the Company has and will be investing capital will be in an earlier stage of development and maturity, and therefore a different level of risk and reward. Except for the acquisition of InterWorld Corporation (See Note 8 of Notes to Condensed
Consolidated Financial Statements), all of the Company's investments in Internet-Related Businesses are in non public companies. Substantially all such companies are development stage companies and are presently incurring operating losses. There can be no assurance that such companies will generate operating income in the future.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk
         _________________________________________________________

     The Company is generally exposed to market risk from adverse changes in interest rates. The Company's interest income is affected by changes in the general level of U.S. interest rates. Changes in U.S. interest rates could affect interest earned on the Company's cash equivalents, debt instruments and money market funds. A majority of the interest earning instruments earn a fixed rate of interest over short periods (7-35 days). Based upon the invested balances at September 30, 2000, a 10% drop in interest rates would reduce pretax interest income by approximately $300,000 per year.
Therefore, the Company does not anticipate that exposure to interest rate market risk will have a material impact on the Company due to the nature of the Company's investments.

     From June 2000 through October 2, 2000, the Company raised approximately $28 million from the issuance of unregistered 8% convertible subordinated notes ("the Notes"). The principal amount of the Notes is payable on March 31, 2007 and bears interest at 8% per annum, payable on a quarterly basis. For financial statement purposes, certain of the Notes were deemed to have been beneficially converted as the conversion feature was in-the-money at the commitment date. The Company has calculated the beneficial conversion feature as the difference between the fair value of the common stock at the commitment date and the initial conversion price, multiplied by the number of shares into which the debt is convertible.
Approximately $3.9 million of the proceeds from issuance of the Notes, equal to the intrinsic value, has been recorded as debt discount and allocated to additional paid-in capital. Management believes that the carrying value of the Notes approximates fair value as of September 30, 2000.

     On July 1, 2000, the Company adopted SFAS 133.  As of September 30,
2000, the Company has one derivative instrument in the form of a warrant to purchase common stock in a non public company. There is currently no public market for this warrant. However, a 10% change in the value of the warrant based upon the Company's valuation of the warrant using Black Scholes valuation techniques would affect earnings by $160,000.

                      PART II.  OTHER INFORMATION
                                _________________

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits:

         10.25 - Employment Agreement between the Registrant and Mark W.
                 Hobbs.
         10.26 - Employment Agreement between the Registrant and Steven L.
                 Korby.
         10.27 - Securities Purchase Agreement dated October 12, 2000 by and among Jackpot Enterprises, Inc. and InterWorld Corporation.
                 (A)
         10.28 - Loan Assumption and Forbearance Agreement dated October 12,
                 2000 by and between Michael Donahue and Jackpot
                 Enterprises, Inc. (A)
         10.29 - Call/Profit Participation Agreement dated October 12, 2000 by and between Michael Donahue and Jackpot Enterprises, Inc. (A)
         10.30 - Modification letter dated October 30, 2000 to Stock
                 Purchase Agreement between E-T-T, Inc. and the Registrant.
         27.1  - Financial Data Schedule.

                 (A) Incorporated by reference to Registrant's Form 8-K dated October 25, 2000.

    (b)  Reports on Form 8-K:

         During the three months ended September 30, 2000, Jackpot filed one report on Form 8-K, dated October 25, 2000. The Form reported on
         "Item 5 - Other Events," the proposed acquisition of InterWorld
         Corporation.

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


Date:  November 14, 2000


