Form 10-Q
period 2000-12-31
J NET ENTERPRISES INC
filed 2001-02-20
CIK 351903

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to___________________


Commission file no. 1-9728

                             J NET ENTERPRISES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            NEVADA                                       88-0169922
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


8750 N. Central Expressway, Suite #600, Dallas, Texas                   75231
------------------------------------------------------              ------------
      (Address of principal executive offices)                       (Zip Code)


                                  214-696-8830
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X        No
                                 ------        ------

There were 8,869,245 shares of the Registrant's common stock outstanding as of February 9, 2001.

                    J NET ENTERPRISES, INC. AND SUBSIDIARIES
                                      INDEX


                                                                                          PAGE NO.
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
            Condensed Consolidated Balance Sheets (Unaudited) -
              December 31, 2000 and June 30, 2000                                           3-4
            Condensed Consolidated Statements of Operations (Unaudited) -
              Three and Six Months Ended December 31, 2000 and 1999                           5
            Condensed Consolidated Statement of Stockholders'
              Equity (Unaudited) - Six Months Ended December 31, 2000                         6
            Condensed Consolidated Statements of Cash Flows (Unaudited) -
              Six Months Ended December 31, 2000 and 1999                                     7
            Notes to Condensed Consolidated Financial Statements                            8 - 20

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                                    21

Item 3.   Quantitative and Qualitative Disclosure About Market Risk                          26


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                                   27

                    J NET ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)



                                                    December 31,      June 30,
                   ASSETS                              2000             2000
                   ------                           -----------      ----------
Current assets:
    Cash and cash equivalents                         $ 46,140        $ 60,090
    Marketable securities                               15,444              --
    Current portion of notes receivable                    500              --
    Net assets of discontinued operations                   --          16,645
    Other current assets                                 1,147             697
                                                      --------        --------
        Total current assets                            63,231          77,432
                                                      --------        --------

Note receivable - related parties                        1,297           1,000

Investments in technology-related businesses            39,083          24,136

Excess of costs over equity in underlying
    net assets of investments in technology-related
    businesses, net of amortization                      1,530           1,657

Notes receivable                                        11,946              --

Leasehold improvements and other equipment,
    net of accumulated depreciation                      1,390              --

Deferred tax asset                                       3,137              --

Other non-current assets                                   796             510
                                                      --------        --------

        Total assets                                  $122,410        $104,735
                                                      ========        ========


See Notes to Condensed Consolidated Financial Statements.

                    J NET ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)
                                   (Concluded)
                                   (Unaudited)



                                                   December 31,   June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                   2000         2000
------------------------------------               -----------  -----------
Current liabilities:
   Accounts payable and other current liabilities   $   1,691    $     799
   Accrued federal taxes payable                        4,823           --
                                                    ---------    ---------
       Total current liabilities                        6,514          799

Convertible subordinated notes, net of amortized
   discount of $1,841 and $2,500                       25,908       12,750
Deferred income tax                                        --          762
Minority interest in subsidiary                         1,114        2,514
                                                    ---------    ---------
       Total liabilities and minority interest         33,536       16,825
                                                    ---------    ---------

Stockholders' equity:
   Preferred stock - authorized
     1,000,000 shares of $1 par value;
     none issued
   Common stock - authorized
     60,000,000 shares of $.01 par
     value; 10,233,470 shares issued                      102          102
   Additional paid-in capital                          75,250       73,875
   Retained earnings                                   27,704       27,710
   Less 1,338,624 and 1,258,624 shares of
     common stock in treasury, at cost                (14,182)     (13,777)
                                                    ---------    ---------
       Total stockholders' equity                      88,874       87,910
                                                    ---------    ---------
       Total liabilities and
         stockholders' equity                       $ 122,410    $ 104,735
                                                    =========    =========


See Notes to Condensed Consolidated Financial Statements.

                    J NET ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              THREE AND SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
                 (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                   Three Months Ended       Six Months Ended
                                                      December 31,            December 31,
                                                  --------------------    --------------------
                                                    2000        1999        2000        1999
                                                  --------    --------    --------    --------
Costs and expenses:
  Depreciation and Amortization                   $    145    $     --    $    224    $     --
  Impairment on technology-related
    businesses                                       8,665          --       8,665          --
  General and administrative                         2,422         908       3,613       1,587
                                                  --------    --------    --------    --------
     Totals                                         11,232         908      12,502       1,587
                                                  --------    --------    --------    --------

Operating loss from continuing operations           11,232         908      12,502       1,587
                                                  --------    --------    --------    --------
Other income (expense):
  Net fee from terminated merger                        --         116          --      11,116
  Equity in income (loss) in technology-related
    businesses                                      (3,017)         --      (4,803)         --
  Gain on sale of short-term investments                --       2,345          --       2,361
  Interest and other income                          1,107         485       2,040         936
  Interest expense                                  (1,668)         --      (2,912)         --
                                                  --------    --------    --------    --------
     Totals                                         (3,578)      2,946      (5,675)     14,413
                                                  --------    --------    --------    --------
Income (loss) from continuing operations
  before provision (benefit) for income tax        (14,810)      2,038     (18,177)     12,826

Provision (benefit) for Federal income tax          (4,732)        655      (5,532)      4,006
                                                  --------    --------    --------    --------

Net income (loss) from continuing operations       (10,078)      1,383     (12,645)      8,820

Loss from discontinued operations,
  net of tax of $261 and $335                           --        (506)         --        (650)
Gain on sale of discontinued operations,
  net of operating results during the
  period of $382 and $250, net of tax               12,507          --      12,639          --
                                                  --------    --------    --------    --------

Net income (loss)                                 $  2,429    $    877    $     (6)   $  8,170
                                                  ========    ========    ========    ========
Basic earnings (loss) per share:
Income (loss) from continuing operations          $  (1.12)   $    .16    $  (1.41)   $   1.02
Income (loss) from discontinued operations            1.39        (.06)       1.41        (.07)
                                                  --------    --------    --------    --------
                                                  $    .27    $    .10    $     --    $    .95
                                                  ========    ========    ========    ========
Diluted earnings (loss) per share:
Income (loss) from continuing operations          $  (1.12)   $    .16    $  (1.41)   $   1.02
Income (loss) from discontinued operations            1.39        (.06)       1.41        (.07)
                                                  --------    --------    --------    --------
                                                  $    .27    $    .10    $     --    $    .95
                                                  ========    ========    ========    ========


See Notes to Condensed Consolidated Financial Statements.

                    J NET ENTERPRISES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       SIX MONTHS ENDED DECEMBER 31, 2000
                        (Dollars and shares in thousands)
                                   (Unaudited)

                                                                                                            Accumulated
                                           Common Stock      Additional                Treasury Stock          Other
                                         ----------------     Paid-In     Retained   -------------------   Comprehensive
                                         Shares    Amount     Capital     Earnings   Shares      Amount        Income       Totals
                                         -------   ------   -----------   --------   ------    ---------   --------------  --------
Balance July 1, 2000                      10,233   $  102   $    73,875   $ 27,710   (1,259)   $ (13,777)      $    -      $ 87,910

Comprehensive loss:
  Net loss from
    continuing operations                                                  (12,645)                                         (12,645)
  Gain on sale of discontinued
    operations, net of tax                                                  12,639                                           12,639
  Other comprehensive
    loss:
Repurchase of common stock                                                              (80)        (405)                      (405)
Amount allocated to additional
  paid-in capital in connection
  with the issuance of the 8%
  convertible subordinated
  notes (See Note 2)                                              1,375                                                       1,375
                                          ------   ------   -----------   --------   ------    ---------       ------      --------
Balance December 31, 2000                 10,233   $  102   $    75,250   $ 27,704   (1,339)   $ (14,182)      $    -      $ 88,874
                                          ======   ======   ===========   ========   ======    =========       ======      ========


Disclosure of reclassification amount:
  Unrealized loss for the three months
    ended September 30, 2000                       $ (235)
Less reclassification adjustment for
    loss included in net loss
    for the three months ended
    December 31, 2000                                 235
                                                   ------
Comprehensive loss as of
  December 31, 2000                                $    -
                                                   ======


See Notes to Condensed Consolidated Financial Statements.

                    J NET ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
                             (Dollars in thousands)
                                   (Unaudited)

                                                                        2000        1999
                                                                      --------    --------
Operating activities:
Net income (loss)                                                     $     (6)   $  8,170
Adjustments to reconcile net income (loss) to net
  cash used in operating activities:
    Equity in loss of technology-related businesses                      4,803          --
    Impairment on technology-related investments                         8,665          --
    (Gain) loss from discontinued operations, net of taxes
      of $6,940 and $(335)                                             (12,639)        650
    Net fee from terminated merger                                          --     (11,116)
    Depreciation and amortization                                          224          --
    Amortization of original issue debt discount                         2,034          --
    Deferred Federal income tax asset                                   (3,137)         (4)
    Gain on sale of short-term investments                                  --      (2,361)
    Increase (decrease) from changes in:
      Prepaid expenses and other current assets                           (450)        165
      Notes receivable from related parties and current receivables        (47)          8
      Other non-current assets                                            (286)         --
      Accounts payable and other current liabilities                       892       2,223
      Current tax liabilities and assets, net of taxes related to
        discontinued operations                                         (2,616)         --
                                                                      --------    --------
          Net cash used in operating activities                         (2,563)     (2,265)
                                                                      --------    --------
Investing activities:
  Investments in technology-related businesses                         (29,847)         --
  Investment in notes receivable                                       (12,446)
  Investments in marketable securities                                 (15,444)         --
  Break-up fee from terminated merger                                       --      13,500
  Proceeds from sale of short-term investments                              --       8,488
  Net proceeds from discontinued operations                             35,906       4,505
  Purchases of property and equipment                                   (1,401)         --
    Increase in lease acquisition costs and other intangible
      and non-current assets                                                --      (1,655)
                                                                      --------    --------
          Net cash provided by (used in) investing activities          (23,232)     24,838

Financing activities:
  Proceeds from convertible subordinated notes                          12,250          --
  Purchases of treasury stock                                             (405)         (1)
                                                                      --------    --------
          Net cash provided by (used in) financing activities           11,845          (1)
                                                                      --------    --------

Net increase (decrease) in cash and cash equivalents                   (13,950)     22,572
Cash and cash equivalents at beginning of period                        60,090      47,637
                                                                      --------    --------
Cash and cash equivalents at end of period                            $ 46,140    $ 70,209
                                                                      ========    ========

Supplemental disclosures of cash flow data:
  Cash paid during the period for:
    Federal income tax                                                $     --    $     --
    Interest                                                          $    968          --

Non-cash investing and financial activities:
  Debt discount on convertible subordinated notes                     $  1,375    $     --
  Note receivable - related parties                                   $    250    $     --


See Notes to Condensed Consolidated Financial Statements.

                    J NET ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Significant accounting policies and business:
     Business:
       On March 8, 2000, J Net Enterprises, Inc. (formerly known as "Jackpot Enterprises, Inc." and referred to hereinafter as "J Net" or the "Company") announced a series of actions to transform the Company from a gaming entity into a technology fund manager and investor in technology content and infrastructure businesses (the "Technology-Related Businesses"). In addition, the Board of Directors unanimously adopted a resolution to change the name of the Company from Jackpot Enterprises, Inc. to J Net Enterprises, Inc. The change was subject to the approval of the Company's stockholders. Such change was approved at the annual stockholders' meeting on December 6, 2000.

       The Company invests directly in Technology-Related Businesses or through J Net Ventures I, LLC ("Venture I"), a fund managed by J Net Venture Partners, LLC (the "Manager"), an affiliate of the Company. Allan R. Tessler, the Company's Chief Executive Officer, is the Chairman of the Manager and Keith Meister and Todd Meister are Co-Presidents of the Manager. As of December 31, 2000, the Company owned 100% of Venture I. Venture I will make investments primarily in early stage ventures (first and second round financing) exhibiting reasonable risk adjusted valuations. Venture I may also make later stage investments based on the merits of the transaction, the quality of the investment and the company's ability to go public or have the investment monetized through some other clearly defined exit strategy. Additionally, Venture I may make investments in the securities of public companies when an opportunity exists for value creation. This might occur in the case of companies with existing products, services and customer base that have been affected by the decline in the interest in funding by capital markets (referred to herein as "fallen angels"). Investments generally will range in size from $1 million to $10 million. Venture I intends to play a role in helping to advise and assist its partner/portfolio companies in meeting and exceeding their objectives. Venture I expects the average investment holding period to be three years. Venture I will seek to make investments in the following: (1) B2B infrastructure and solutions for legacy businesses with valuable branding, (2) Restructuring of B2B and B2C fallen angels and (3) Technology and infrastructure investments. As of December 31, 2000, the Company had invested approximately $68 million in Technology-Related Businesses and notes receivable discussed in Note 3 and Note 4 to the condensed consolidated financial statements. Of the $68 million, the Company invested approximately $32 million on behalf of Venture I.

     Business segments:
       The Company operates in a single business segment, its Technology-Related Business segment. During the quarter ended December 31, 2000, the Company completed the sale of its gaming machine route operations ("Route Operations") segment. Activities of the Route Operations up to the effective date of the sale are reported as discontinued operations. For additional information on the Route Operations, please refer to Note 9 in the condensed consolidated financial statements and disclosures included in the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended June 30, 2000 (the "2000 Form 10-K").

                    J NET ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Significant accounting policies and business (continued):

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

       In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position as of December 31, 2000, the results of its operations for the three and six months ended December 31, 2000 and 1999 and its cash flows for the six months ended December 31, 2000 and 1999. The results for the six months ended December 31, 2000 and 1999 are not necessarily indicative of results for a full year. Information included in the condensed consolidated balance sheet as of June 30, 2000 has been derived from the 2000 Form 10-K. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and disclosures included in the 2000 Form 10-K.

     Investments in Technology-Related Businesses:
       The various interests that the Company acquires in Technology-Related Businesses are accounted for under one of three methods: consolidation, equity or cost. The applicable accounting method is generally determined based on the Company's voting interest and its ability to influence or control the Technology-Related Business. For investments accounted for under the equity method, the excess of the cost of the investment over the Company's equity in the underlying net assets of such investment is amortized on a straight-line basis over 5 years. Such amortization is included in the line captioned equity in loss of Technology-Related Businesses in the accompanying condensed consolidated statements of operations.

       The Company periodically assesses the investment value and/or recoverability of its Technology-Related Business investments in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121") and Accounting Principles Board Opinion No. 17, "Intangible Assets" ("APB No. 17").

       During the six months ended December 31, 2000, the Company determined the value of certain investments had been permanently impaired. Such assessments were based on internal evaluations of the ongoing business models presented by the investees, discounted cash flow models and projections, or by dilutive transactions caused by the Company's election not to participate in additional financings. Such impairments totaled $8.7 million for the three and six months ended December 31,

                    J NET ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Significant accounting policies and business (continued):


     Basis of presentation (concluded):
       2000. No such impairments were incurred during the three and six months ended December 31, 1999.

     Investments in debt and equity securities:
       The Company accounts for investments in debt and equity securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). This statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities, and requires such securities be classified as either held to maturity, trading, or available-for-sale. Management determines the appropriate classification of its investments in securities at the time of purchase and reevaluates such classification at each balance sheet date. SFAS 115 requires that available-for-sale securities be carried at fair value with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Unrealized gains and losses for available-for-sale securities are recorded as comprehensive income and are excluded from earnings. There were no realized or unrealized gains or losses for the three and six months ended December 31, 2000. Realized gains from the sale of securities for the three and six months ended December 31, 1999 were $2,345,000 and $2,361,000, respectively.

     Marketable securities:
       In October and November 2000, the Company invested a total of $15 million in Mariner Partners, L.P. (the "Partnership"), a private investment fund which primarily trades in a variety of hedged investment strategies. Mariner GP, L.P., a Delaware limited partnership, is the general partner of the Partnership. According to the Partnership, its primary focus is on hedged arbitrage trading utilizing a variety of trading strategies. The strategies include arbitrage trading in the following instruments: U.S. Treasury securities and related futures, U.S. and foreign convertible bonds and preferred stock and their related common stocks, European government securities and related futures contracts, mortgage-backed securities, corporate bonds, bank debt and common stocks in global equity markets. However, the General Partner has the discretion to cause the Partnership to invest in all forms of securities, swaps, commodity futures products and related derivative instruments, including equities, equity related securities, bonds and other fixed income securities, options, repurchase agreements, futures and forward contracts and currencies, in both domestic and foreign markets and in any instrument or product commodity traded as a medium of investment. The Partnership is permitted to engage in a highly diverse range of investment and trading strategies, including those involving derivative and hybrid instruments. Generally, at the end of each fiscal quarter of the Partnership and upon 45 days' prior written notice, J Net has the right to withdraw any portion of its capital account (but at least $100,000) or to withdraw from the Partnership. Earnings from the investment are reflected as interest income on the condensed consolidated financial statements. In January 2001, the Company invested an additional $10 million in the Partnership.

                    J NET ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Significant accounting policies and business (continued):
     Leasehold improvements and other equipment:
       Leasehold improvements and other equipment are recorded at cost and are depreciated on a straight line basis over the estimated useful lives of the assets, as follows: 3 to 7 years for equipment; and 10 to 40 years for leasehold improvements. Property sold or retired is eliminated from the accounts in the year of disposition.

     Recently adopted accounting standards:
       In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended, which is effective for fiscal years beginning after June 15, 2000. SFAS 133 establishes additional accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position. This statement also defines and allows companies to apply hedge accounting to its designated derivatives under certain instances. It also requires that all derivatives be marked to market on an ongoing basis. This applies whether the derivatives are stand-alone instruments, such as warrants or interest rate swaps, or embedded derivatives, such as call options contained in convertible debt investments. Along with the derivatives, in the case of qualifying hedges, the underlying hedged items are also to be marked to market. These market value adjustments are to be included either in the income statement or other comprehensive income, depending on the nature of the hedged transaction. The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over the counter market. In cases where derivatives relate to financial instruments of non public companies, or where quoted market prices are otherwise not available, such as for derivative financial instruments, fair value is based on estimates using present value or other valuation techniques. Based on management's review, the Company has determined that the warrant purchased by the Company in connection with the Company's purchase of an interest in Series B Preferred Stock of TechTrader, Inc. in fiscal 2000 is a derivative as defined in SFAS 133. On July 1, 2000, the Company adopted SFAS 133 and recorded the Tech Trader derivatives at fair market value. The cumulative effect of the change in accounting principle for the six months ended December 31, 2000 was not significant.

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

     Recently issued accounting standards:
       In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 clarifies existing accounting principles related to revenue recognition in financial statements. The Company is required to comply with the provisions of

                    J NET ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Significant accounting policies and business (concluded):
     Recently issued accounting standards (concluded):
       SAB 101 in its three months ended June 30, 2001. Based upon the current nature of the Company's continuing operations, management does not believe that SAB 101 will have a significant impact on the Company's results of operations.

Note 2 - Convertible subordinated notes:
       On October 2, 2000, the Company completed its offering of approximately $28 million of unregistered 8% convertible subordinated notes (the "Notes") to a small group of investors. Certain of the investors include officers and directors of the Company or entities controlled by such directors and the Co-Presidents of the Manager. As of December 31, 2000, the Company had raised $27,750,000 from the issuance of the Notes. Issuance of a portion of the Notes pursuant to rules of the New York Stock Exchange was approved by the stockholders at the Annual Stockholders' meeting on December 6, 2000.

       For financial statement purposes, as of June 30, 2000, $15,250,000 of the Notes were deemed to have been beneficially converted as the conversion feature was in-the-money at the commitment date. The Company has calculated the beneficial conversion feature as the difference between the fair value of the common stock at the commitment date and the initial conversion price, multiplied by the number of shares into which the debt is convertible. Approximately $2,500,000 of the proceeds from issuance of the Notes, equal to the intrinsic value, was recorded as debt discount and allocated to additional paid-in capital as of June 30, 2000. From July 1, 2000 through October 2, 2000, the Company raised an additional $12,500,000 through the issuance of the Notes. A substantial portion of these Notes was also deemed to have been beneficially converted as described above. As a result, an additional $1,375,000 of the proceeds was recorded as debt discount and allocated to paid-in capital. The terms of this issuance were identical to the Notes issued in June 2000. The earliest date in which the Notes are convertible is June 1, 2001. As a result of the June 1, 2001 date, the debt discount is being amortized to interest expense from the date of issuance of the Note through June 1, 2001 using the interest method.

       As of December 31, 2000, three directors of J Net or entities controlled by such directors, the adult children of certain directors or entities controlled by such children, Meister Brothers Holdings, LLC, and one officer of the Company have invested $3 million, $4 million, $3 million, and $.5 million, respectively, in the Notes. In connection with the issuance of the Notes, the Company loaned $1 million and $250,000 to Meister Brothers Holdings, LLC and the officer, respectively. Interest on the loans accrues at 8% per annum. The principal amount and accrued interest is payable on June 30, 2002. Both obligations are full recourse in nature but also secured by the right, title and interest in and to the Notes purchased by such persons.

       Mark W. Hobbs, President and Chief Operating Officer of the Company entered into an agreement with Mariner GP, an unaffiliated entity, with respect to Mr. Hobbs' participation in the ownership of $2 million of the $4 million Notes. Pursuant to the

                    J NET ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Convertible subordinated notes (concluded):
       arrangement, Mr. Hobbs obtains the full economic benefit with respect to $1 million of the Notes including the interest thereon and the potential upside upon conversion to common stock and the sale thereof. With respect to an additional $1 million, Mr. Hobbs obtained the potential upside upon conversion to common stock and the sale thereof. Mr. Hobbs is at risk in the event of default on the two million dollar original purchase price and has pledged his limited partnership interests in Mariner GP, L.P. as collateral against such default. Mariner GP, L.P., a Delaware limited partnership is the general partner of Mariner Partners, L.P. In connection with such transaction, Mr. Hobbs waived his right under his employment agreement to receive up to a $1 million loan from the Company to purchase up to $2 million of the Notes. For information regarding Jackpot's investment in Mariner Partners, L.P., see Note 1, Marketable securities.

       For the six months ended December 31, 2000, interest expense related to the Notes was $2,912,000. Of such amount, approximately $2,034,000 was from the amortization of the debt discount and the remaining $878,000 represented interest payable to the Note holders at 8% on the principal amount. For further information concerning the Notes, see Note 2 of Notes to Consolidated Financial statements in the 2000 Form 10-K.

Note 3 - Investments in Technology-Related Businesses:
       As of December 31, 2000, all of the Company's investments in Technology-Related Businesses under the applicable accounting methods are summarized as follows (dollars in thousands):

                                      December 31, 2000       June 30, 2000
                                      -----------------       -------------
                Consolidation             $  1,126               $  2,540
                Equity method               25,872                 13,544
                Cost method                 12,085                  8,052
                                          --------               ---------
                    Total                 $ 39,083               $ 24,136
                                          ========               ========

       During the three months ended September 30, 2000, the Company, on behalf of Venture I, acquired interests in Jasmine Networks, Inc., Estara, Inc. and Tellme Networks, Inc. for $5 million, $2.7 million and $2 million, respectively. Such companies are non public development stage companies. The Company accounts for these investments under the cost method.

       On October 12, 2000, J Net and InterWorld Corporation ("InterWorld") entered into a definitive Securities Purchase Agreement (the "Securities Purchase Agreement"). Pursuant to the terms of the Securities Purchase Agreement, J Net purchased $20 million in aggregate principal amount of Series A Preferred Stock of InterWorld (the "Series A Preferred Stock") on November 10, 2000. Each share of Series A Preferred Stock is initially convertible into shares of Common Stock of InterWorld (the "Common Stock") at a conversion price of $6.25 per share (the "Conversion Price"), subject to adjustment on the six month anniversary of the date of issue, to 90% of the average daily closing price of Common Stock for such six-month period,

                    J NET ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 3 - Investments in Technology-Related Businesses (continued):
       but in no event less than $2.00 per share. Furthermore, on April 12, 2001, J Net, at its sole discretion, shall have the option to require InterWorld to redeem the Series A Preferred Stock for cash at 150% of the purchase price plus accrued dividends; provided that such right will expire if InterWorld consummates a change of control transaction with J Net on or prior to such date.

       In connection with the issuance of the Series A Preferred Stock, InterWorld issued to J Net warrants to purchase shares of Common Stock at an exercise price of $7.25 per share, subject to adjustment, exercisable at any time until October 12, 2005, equal to 19.999% of the current outstanding shares of Common Stock less the amount of shares issuable upon the conversion of the Series A Preferred Stock. The Company has determined these warrants are a derivative as defined by SFAS 133. Because there is no public market for these warrants, the value of the warrants has been determined using the Black-Scholes methodology.

       Pursuant to the Securities Purchase Agreement, J Net appointed two of its board members to InterWorld's Board of Directors. Based on the Company's voting nature of the investments, its representation on the Board of Directors and the Company's ability to otherwise influence direction of InterWorld's activities, the Company uses the equity method to account for its investment in InterWorld.

       On January 25, 2001, J Net and InterWorld entered into a Stock Purchase Agreement and a Stand-By Purchase Agreement (collectively, the "Agreements"). Pursuant to the Agreements, J Net will exchange all of its InterWorld Series A Preferred Stock and the related warrants for 46,153,846 newly-issued shares of InterWorld Common Stock. In connection with such exchange, J Net agreed to suspend its option to require InterWorld to redeem its Series A Preferred Stock for cash at 150% of the purchase price plus accrued dividends, provided such exchange is approved by InterWorld's shareholders. In addition, pursuant to the Agreements, InterWorld has agreed to offer for sale to all holders of InterWorld Common Stock up to $20 million of newly-issued InterWorld Common Stock at a price per share of $.65. If such holders do not purchase all of the new issuance, the Company has agreed to purchase the difference between $20 million and the amount purchased by other InterWorld shareholders (the "Stand-By Commitment"). The Agreements also provide J Net with the option to purchase an additional $20 million of InterWorld Common Stock (the "Over Allotment Option"). A portion of the Over Allotment Option will be exercisable at a price per share of $.65 and a portion will be exercisable at a price per share equal to 90% of the volume-weighted average trading price of InterWorld Common Stock for the 10 trading day period prior to the time of exercise. The portions exercisable at each price will depend on the number of shares purchased pursuant to the Stand-By Commitment, as described in the Agreements. Assuming consummation of the transactions described in the Agreements, J Net would own a majority of the issued and outstanding InterWorld Common Stock. The transactions described in the Agreements are subject to numerous conditions, including obtaining various InterWorld shareholder approvals and the making of various regulatory filings, as described in the Agreements.

                    J NET ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Investments in Technology-Related Businesses (concluded):
       On February 7, 2001, Mark Hobbs, J Net's President and Chief Operating Officer was appointed to InterWorld's Board of Directors upon execution of the Agreements. J Net shall maintain the right to designate up to 4 nominees to InterWorld's Board of Directors (subject to certain percentage ownership thresholds) after the closing of the Stand-By Commitment and Over Allotment Option.

       For the companies in which J Net uses the equity accounting method, the percentages owned vary from approximately 10% to 42%. For the three and six months ended December 31, 2000, the Company's equity in losses from the investments, excluding impairments of such investments, were $3,017,000 and $4,803,000, respectively. The amounts consist of the Company's proportioned losses in InterWorld, Alistia, Inc., TechTrader, Inc. and Digital Boardwalk LLC.

       Summarized financial information for those partially owned equity affiliates for the three and six months ended December 31, 2000 are as follows (dollars in thousands):

                                                        Three Months
                                                   Ended December 31, 2000
                                                   -----------------------
          Income statement information:
              Revenues                                   $   6,516
              Operating loss                             $ (17,269)
              Net loss                                   $ (16,826)


                                                          Six Months
                                                   Ended December 31, 2000
                                                   -----------------------
          Income statement information:
              Revenues                                   $   8,537
              Operating loss                               (20,517)
               Net loss                                    (20,000)

          Financial position information:
              Current assets                             $  41,030
              Noncurrent assets                             12,201
              Current liabilities                          (21,311)
              Noncurrent liabilities                       (23,211)
                                                         ---------
               Net assets                                $   8,709
                                                         =========

                    J NET ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Notes receivable:

       On October 12, 2000 J Net, on behalf of Venture I, entered into a Loan Assumption and Forbearance Agreement with Michael Donahue, Chairman of InterWorld, pursuant to which J Net purchased from Salomon Smith Barney ("SSB") a loan from SSB to Mr. Donahue in the amount of $12,445,500. The loan is secured by 4,270,406 shares of InterWorld Common Stock and other assets owned by Mr. Donahue. The loan is due in October 2003, subject to a reduction to October 2001 if InterWorld does not effect a merger transaction with J Net, and bears interest payable at 8% per annum. In connection therewith, J Net entered into a Call/Participation Agreement with Mr. Donahue whereby he agreed that J Net would share in the profit on a portion of the stock securing the loan once certain conditions, including the repayment of the loan, were met. Mr. Donahue has sole power to vote and dispose of the shares, although he is required to vote the shares in favor of a merger of InterWorld and J Net and consult with J Net on other matters put before InterWorld's shareholders for a vote thereon. The loan agreement contains certain events of default beyond non-payment, the most significant of which include failure by Mr. Donahue to vote the stock in favor of a merger between InterWorld and J Net and any time that the closing price of the stock pledged as collateral falls below $2.00 per share for more than 10 days. J Net has notified Mr. Donahue of such closing price default but has elected not to enforce its rights relating to such closing price default as of the date hereof.

Note 5 - Federal income taxes:
       The effective tax rate for the three and six month period ended December 31, 2000 is approximately 31%, which differs from the statutory rate due to differences in recognition of expenses between the tax accounting regulations and financial statements prepared in accordance with generally accepted accounting principles in the United States of America.

       The Company has a deferred tax asset of $3.1 million as of December 31, 2000. No allowance has been provided against such deferred tax asset. Management believes that it is more likely than not that existing operating losses can be carried forward and back against the recognized gains from asset and securities sales for prior fiscal years and anticipated gains in future years, thus realizing the benefit.

Note 6 - Earnings (loss) per share:
       Basic earnings (loss) per share from continuing operations for the three and six months ended December 31, 2000 and 1999 and diluted loss per share from continuing operations for the three and six months ended December 31, 2000 are computed by dividing net income (loss) from continuing operations by the weighted average number of common shares outstanding for the respective period. Diluted earnings per share from continuing operations for the six months ended December 31, 1999 is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. Options and warrants to purchase common stock, whose exercise price was greater than the average market price for the three and six months ended December 31, 1999, have been excluded from the computation of diluted earnings per share from continuing operations. Such antidilutive options and warrants were 1,615,766 and 1,645,378, respectively. Because the six months ended December 31, 2000 had a loss from continuing operations, no potential common shares from the assumed exercise of stock options, the put options and the assumed conversion of the 8% convertible subordinated notes have been included in the diluted loss per share from continuing operations

                    J NET ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




Note 6 - Earnings (loss) per share (concluded):
       computation pursuant to accounting principles generally accepted in the United States of America. The following is the amount of income (loss) and the number of shares used in the basic and diluted earnings (loss) per share computations for continuing operations (dollars and shares in thousands, except per share data):

                                        Three Months Ended      Six Months Ended
                                           December 31,           December 31,
                                       --------------------    ------------------
                                         2000        1999        2000        1999
                                       --------    --------    --------    --------
Basic earnings per share:
  Earnings:
    Income (loss) available to
      common stockholders              $(10,078)   $  1,383    $(12,645)   $  8,820
                                       ========    ========    ========    ========
  Shares:
    Weighted average number of
      common shares outstanding           8,974       8,614       8,974       8,615
                                       ========    ========    ========    ========

Basic earnings (loss) per share
  from continuing operations           $  (1.12)   $    .16    $  (1.41)   $   1.02
                                       ========    ========    ========    ========

Diluted earnings (loss) per share
  from continuing operations:
    Earnings (loss):
      Income (loss) available to
        common stockholders            $(10,078)   $  1,383    $(12,645)   $  8,820
      Effect of dilutive securities          --          --          --          --
                                       --------    --------    --------    --------
    Income (loss), as adjusted         $(10,078)   $  1,383    $(12,645)   $  8,820
                                       ========    ========    ========    ========
    Shares:
      Weighted average number of
        common shares outstanding         8,974       8,614       8,974       8,615
      Common shares issuable upon
        assumed exercise of dilutive
        stock options                        --           1          --          12
      Less common shares assumed
        to be repurchased by
        application of the treasury
        stock method to the
        proceeds using the average
        market price for the period          --          (1)         --         (12)
      Common shares issuable upon
        assumed conversion of the
        8% convertible subordinated
        notes                                --          --          --          --
      Common shares issuable upon
        assumed exercise of the put
        option                               --          --          --          --
                                       --------    --------    --------    --------
      Weighted average number of
        common shares and
        common share equivalents
        outstanding                       8,974       8,614       8,974       8,615
                                       ========    ========    ========    ========

Diluted earnings (loss) per share
  from continuing operations           $  (1.12)   $    .16    $  (1.41)   $   1.02
                                       ========    ========    ========    ========

                    J NET ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - The 1992 Incentive and Non-qualified Stock Option Plan:
       On September 29, 2000, the exercise price of the June 30, 2000 grant of nonqualified stock options to purchase an aggregate of 110,000 shares of common stock (27,500 each to four directors) was vested at $9.50 per share, the fair market value of the stock on that date, pursuant to the terms of the 1992 Incentive and Non- qualified Stock Option Plan (the "1992 Plan"). See Note 6 of Notes to Consolidated Financial Statements in the 2000 Form 10-K for further information regarding the 1992 Plan and option grants. On November 22, 2000, 23,936 stock options were issued to former officers under termination provisions in employment agreements associated with the sale of the Route Operations. Such options are vested at $6.63 per share, the fair market value of the stock on that date and expire 24 months after the date of issue.

Note 8 - Commitments and contingencies:
     Employment agreements:
       J Net entered into employment agreements with Mark W. Hobbs, President and Chief Operating Officer, and Steven L. Korby, Executive Vice President and Chief Financial Officer on October 1, 2000. Such agreements expire on June 21, 2003. The aggregate commitment for future salaries at December 31, 2000, excluding bonuses, under the employment agreements is approximately $1.4 million.

       During the three months ended December 31, 2000, severance payments totaling $1,140,000 were paid to former officers of the Company pursuant to terms of employment agreements. Such expenses are included in general and administrative expenses in the condensed consolidated statements of operations for the three and six months ended December 31, 2000.

Note 9 - Discontinued operations:
     Definitive agreement and conditional modification agreement:
       The Company completed the sale of its Route Operations on November 22, 2000 pursuant to a definitive agreement dated July 8, 2000 and a conditional modification agreement dated October 30, 2000. Total cash received was approximately $44,000,000 representing $38,000,000 of proceeds related to the subsidiaries sold and $6,000,000 of working capital and prorated expense reimbursements. The gain from the sale of the Route Operations, net of estimated income taxes of $6,940,000 and estimated selling expenses of $1,005,000 was $12,889,000.

       In accordance with accounting principles applicable to discontinued operations, the results of operations up to the effective date of the sale and previously reported financial statements have been reclassified to reflect the Route Operations as discontinued.

     Settlement with Rite Aid Corporation:
       On March 27, 2000, J Net entered into amendments to its two license agreements with Rite Aid Corporation ("Rite Aid"). As a result of the subsequent receipt of certain administrative approvals from the Nevada State Gaming Control Board ("Nevada Board") for 31 Rite Aid locations, such amendments became effective October 9, 2000. Pursuant to the terms of the amendments, license fees payable to Rite Aid were reduced by approximately $2.5 million annually over the remaining term of the

                    J NET ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Discontinued operations (concluded):
       amended agreements. Such reductions were effective March1, 2000. All disputes between the parties, including J Net's lawsuit against Rite Aid have been resolved or settled as a result of the filing by the parties of the Stipulation for Dismissal on October 16, 2000.

       For the fiscal year ended June 30, 2000, the Company incurred an operating loss of approximately $3.4 million at the Rite Aid locations. As a result of the reduction in license fees described above, the Company's operating loss at the Rite Aid locations for the period up to the sale of the Route Operations was reduced substantially.

       The following are the summary operating results of the discontinued operations (dollars in thousands):

                                              July 1, 2000 to        Six Months Ended
                                             November 22, 2000       December 31, 1999
                                             -----------------       -----------------
Revenues                                         $ 28,002                $ 45,244
Costs and expenses                                (28,387)                (46,257)
                                                 --------                --------
Operating income (loss)                              (385)                 (1,013)
Other income                                            7                      28
                                                 --------                --------
Income (loss) before provision
  (benefit) for income tax                           (378)                   (985)
Provision (benefit) for income tax                   (128)                   (335)
                                                 --------                --------
Income (loss) from discontinued
  operations, net of tax                         $   (250)               $   (650)
                                                 ========                ========

The following are the net assets of the discontinued operations sold on November 22, 2000 (dollars in thousands):

                                         As of November 22, 2000      June 30, 2000
                                         -----------------------      -------------
Assets:
   Cash                                          $  3,500                $  3,500
   Prepaid expenses                                   819                   1,209
   Other current assets                             2,223                   1,020
   Deferred income tax                                 --                     384
   Property and equipment
     at cost, net                                  10,803                  11,907
   Lease acquisition costs and
     other intangible assets, net                   5,279                   5,190
                                                  -------                --------
        Total assets                             $ 22,624                $ 23,210
                                                 ========                ========

Liabilities:
   Accounts payable and
     other current liabilities                   $  1,490                $  2,516
   Deferred rent                                    3,945                   4,049
                                                 --------                --------
        Total liabilities                           5,435                   6,565
                                                 --------                --------
   Net assets of discontinued
     operations                                  $ 17,189                $ 16,645
                                                 ========                ========

                    J NET ENTERPRISES, INC. AND SUBSIDIARIES
              NO TES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Subsequent events:
       On January 4, 2001, the Board of Directors authorized the repurchase of up to 1 million shares of common stock. For the six months ended December 31, 2000, the Company purchased 80,000 shares under a previously approved program. A total of 25,601 shares have been purchased under the program initiated on January 4, 2001 through February 9, 2001.

       On January 25, 2001, J Net and InterWorld entered into a Stock Purchase Agreement and a Stand-By Purchase Agreement (collectively, the "Agreements") Pursuant to the Agreements, J Net will exchange all of its InterWorld Series A Preferred Stock and the related warrants for 46,153,846 newly-issued shares of InterWorld Common Stock. In addition, pursuant to the Agreements, InterWorld has agreed to offer for sale to all holders of InterWorld Common Stock up to $20 million of newly-issued InterWorld Common Stock at a price per share of $.65. If such holders do not purchase all of the new issuance, the Company has agreed to purchase the difference between $20 million and the amount purchased by other InterWorld shareholders (the "Stand-By Commitment"). The Agreements also provide J Net with the option to purchase an additional $20 million of InterWorld Common Stock (the "Over Allotment Option"). A portion of the Over Allotment Option will be exercisable at a price per share of $.65 and a portion will be exercisable at a price per share equal to 90% of the volume-weighted average trading price of InterWorld Common Stock for the 10 trading day period prior to the time of exercise. The portions exercisable at each price will depend on the number of shares purchased pursuant to the Stand-By Commitment, as described in the Agreements. Assuming consummation of the transactions described in the Agreements, J Net would own a majority of the issued and outstanding InterWorld Common Stock. The transactions described in the Agreements are subject to numerous conditions, including obtaining various InterWorld shareholder approvals and the making of various regulatory filings, as described in the Agreements.

       On February 7, 2001, Mark Hobbs, J Net's President and Chief Operating Officer was appointed to InterWorld's Board of Directors upon execution of the Agreements. J Net shall maintain the right to designate up to 4 nominees to InterWorld's Board of Directors (subject to certain percentage ownership thresholds) after the closing of the Stand-By Commitment and Over Allotment Option.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS; RISKS AND UNCERTAINTIES

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

       The risks and uncertainties that may affect the operations, performance, development and results of the Company's Technology-Related Businesses include, but are not limited to, the ability of the Company to identify and negotiate on terms acceptable to the Company an acquisition of a systems development or other technology infrastructure company and the ability to successfully integrate and grow such business if acquired, the success of those entities in which the Company has invested, the ability of those entities, in which the Company has existing minority investments, to raise additional capital on terms that such entities find attractive to themselves and to the Company or to otherwise monetize their securities, and the ability of the Company to raise additional outside capital for J Net Ventures I, LLC or for any future funds to be established.

       Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. The Company assumes no obligation to update or supplement forward-looking statements as a result of new circumstances or subsequent events.

OVERVIEW

       On March 8, 2000, J Net Enterprises, Inc. (formerly "Jackpot" and hereinafter referred to as "J Net" or the "Company"), which operated as one business segment since it was organized in 1980, announced a series of actions designed to transform the Company from a gaming entity into a high growth, technology infrastructure provider and fund manager ("Technology-Related Businesses"). On March 10, 2000, the Company formed J Net Ventures I, LLC ("Venture I"), an entity that will invest primarily in Technology-Related Businesses. As of December 31, 2000, the Company owned 100% of Venture I. Venture I is managed by J Net Venture Partners, LLC (the "Manager"). Allan R. Tessler, the Company's Chief Executive Officer is the Chairman of the Manager and Keith Meister and Todd Meister are Co- Presidents of the Manager. The Company will at all times own at least 51% of the Manager.

       Venture I will be an approximately $75 million fund. Of the $75 million, the Company has committed $55 million and entities associated with Gilbert Global Equity, a private equity partnership, have committed $15 million. The remaining $5 million will be funded by certain other investors, subject to the completion of the agreement between such investors and Venture I. A portion of the $55 million was derived from the sale of 8% convertible subordinated notes (the "Notes"). The investors in such Notes include officers and directors of the Company or entities controlled by such directors and the Co-Presidents of the Manager. Through December 31, 2000, the Company has raised approximately $28 million through the issuance of the Notes. For financial statement purposes, certain of the Notes were deemed to have been beneficially converted as the conversion feature was in-the- money at the commitment date. Approximately $3.9 million of the proceeds from the issuance of the Notes, equal to the intrinsic value, has been recorded as debt discount and allocated to additional paid-in capital. Of the $3.9 million, $2.5 million was recorded on June 28, 2000, and the remaining $1.4 million was recorded in the six months ended December 31, 2000. Because the debt is not convertible until June 1, 2001 (the earliest possible date in which the debt is convertible), the debt discount is amortized to interest expense from the date of issuance of the Notes through June 1, 2001 using the interest method. As a result of the issuance of the Notes, interest expense for the year ending June 30, 2001 will increase substantially. For further information concerning the Notes, see Note 2 of Notes to Condensed Consolidated Financial Statements.

       Venture I will make investments primarily in early stage ventures (first and second round financing) exhibiting reasonable risk adjusted valuations. Venture I may also make later stage investments based on the merits of the transaction, the quality of the investment and the company's ability to go public or have the investment monetized through some other clearly defined exit strategy. Additionally, Venture I may make investments in the securities of public companies when an opportunity exists for value creation. This might occur in the case of companies with existing products, services and customer base that have been affected by the decline in the interest in funding by capital markets (referred to herein as "fallen angels"). Investments generally will range in size from $1 million to $10 million. Venture I intends to play a role in helping to advise and assist its partner/portfolio companies in meeting and exceeding their objectives. Venture I expects the average investment holding period to be three years. Venture I will seek to make investments in the following: (1) B2B infrastructure and solutions for legacy businesses with valuable branding, (2) Restructuring of B2B and B2C fallen angels" and (3) Technology and infrastructure investments. As of December 31, 2000, the Company had invested approximately $68 million in Technology- Related Businesses and notes receivable discussed in Note 4 to the condensed consolidated financial statements. Of the $68 million, the Company invested approximately $32 million on behalf of Venture I.

       Prior to the Company's change in business strategy, the Company had been actively engaged, through its subsidiaries, in the gaming industry for over 30 years. The Company was one of the largest gaming machine route operators in the State of Nevada. In connection with its change in business strategy, the Company retained the investment banking firm of Koffler & Company to advise the Company on the disposition of its gaming business segment. During the three months ended June 30, 2000, management formalized its plan to sell the Route Operations and commenced activities to dispose of such operations. On July 8, 2000, the Company entered into a definitive agreement to sell its Route Operations for $45 million in cash. As a result of management's plan to dispose of the Route Operations and of the sale, which was subject to closing conditions and regulatory and other approvals, the financial position and results of operations of the Route Operations have been reported as discontinued operations. In accordance with accounting principles generally accepted in the United States of America applicable to discontinued operations, previously reported financial statements have been reclassified to reflect the Route Operations as discontinued. On October 30, 2000, the Company agreed to a conditional modification of the agreement due to issues relating to the purchaser's financing, and the purchase price and certain revenue and cost sharing terms were revised. On November 22, 2000, the sale, under the revised terms, was completed.

       At various times during the past several years, the Company engaged in the active consideration of potential acquisitions and expansion opportunities in both the gaming and nongaming markets, including most recently in 1999 in connection with the potential acquisition of Players International, Inc. ("Players") and CRC Holdings, Inc. d/b/a Carnival Resorts & Casinos ("CRC"), a privately owned company. The Company devoted significant management and other resources to these efforts and incurred substantial expenses in connection with such activities. The discussion that follows is based on giving retroactive effect to the discontinued operations. Since the Route Operations was the Company's only business segment from its inception through February 2000, the following discussion focuses primarily on J Net's continuing operations, which consisted primarily of general and administrative activities of the parent company and since March 2000, J Net's Technology- Related Businesses segment.

RESULTS OF OPERATIONS

       Revenues:

       The Company had no revenues from continuing operations for the three and six months ended December 31, 2000 (the "2000 three months" and the "2000 six months") and 1999 (the "1999 three months" and the "1999 six months").

       Costs and expenses:

       Costs and expenses for J Net consisted primarily of general and administrative activities and impairment of certain Technology-Related Business investments. For the 2000 six months, general and administrative costs increased $2.0 million from the 1999 six months. The increase is due primarily to severance costs related to the sale of the Route Operations and higher payroll costs for additional personnel in connection with the development of the Technology-Related Business segment. Impairments of the Technology- Related Business assets were $8.7 million for the six months ended December 31, 2000. There were no impairments in the prior years since the Company did not own any such investments.

       Other income (expense):

       Other income (expense) for the six months ended December 31, 2000 was an expense of $5.7 million compared to other income $14.4 million for the same period ended December 31, 1999. The expense for the 2000 six months is comprised of equity losses from the Company's Technology-Related Businesses of $4.8 million and interest expenses of $2.9 million offset by the interest income of $2.0 million. The income amounts for the 1999 six months included a nonrecurring $11.1 million fee received and $2.4 million gain from the sale of securities. Both the fee and security sales gains were related to a terminated merger agreement with Players International, Inc. Such proposed merger was terminated on August 16, 1999. There were no activities for Technology-Related Businesses in the 1999 six months.

For additional information related to the Players International, Inc. terminated merger, please refer to the Company's 2000 Form 10-K.

       For the 2000 three months, other income (expense) was an expense of $3.6 million compared with income of $2.9 million for the 1999 three months. The expenses in the 2000 three months are due to equity losses in Technology-Related Businesses ($3.0 million) and interest expenses ($1.7 million), offset partially by interest income of $1.1 million. The income in the 1999 three months is due primarily to the previously discussed gain on the sale of securities of Players International, Inc.

       Income (loss) from continuing operations before provision (benefit) for income tax:

       Income (loss) from continuing operations before provision for income tax was a loss of $18.2 million for the 2000 six months compared with income of $12.8 million for the 1999 six months. For the 2000 three months and 1999 three months, the pretax results were a loss of $14.8 million compared with income of $2.0 million, respectively. The variances for both of the 2000 periods are due mostly to the impairments on certain Technology-Related Business investments, higher general and administrative expenses and the items in other income (expenses) previously discussed.

       Net income (loss):

       Net income (loss) for the 2000 six months was a loss of $6 thousand compared with net income of $8.2 million for the 1999 six months. For the 2000 six months, the results reflect the asset impairment provisions and higher administrative and interest costs. These losses, net of associated tax benefit, were almost entirely offset by the after tax gain from the sale of the gaming machine route operations. For the 1999 six months, the $8.8 million after tax gains associated with the Player's International, Inc. transactions represent the majority of net income.

       For the three months ended December 31, 2000 and 1999, net income was $2.4 million and $.9 million, respectively. The variance is due primarily to the gain from the sale of discontinued operations, offset by asset impairments and higher costs from continuing operations.

CAPITAL RESOURCES AND LIQUIDITY

       Liquidity:

       Cash and cash equivalents at December 31, 2000 were $46.1 million and marketable securities were $15.4 million, providing the Company with $61.5 million of liquidity to support operations and continue its investment strategy.

       On October 29, 1996, J Net's Board of Directors authorized management to repurchase up to 500,000 shares of J Net's common stock at prevailing market prices. Subsequently, on January 22, 1998, such authorization was increased from 500,000 to 1,000,000 shares. From October 29, 1996 through December 31, 2000, at total of 880,437 shares were repurchased.

       On January 4, 2001, the Board of Directors authorized the repurchase of up to 1,000,000 shares of common stock under a new program.

       On October 12, 2000, J Net and InterWorld Corporation ("InterWorld") entered into a definitive Securities Purchase Agreement (the "Purchase Agreement"). Pursuant to the terms of the Purchase Agreement, J Net purchased $20 million in aggregate principal amount of Series A Preferred Stock of InterWorld (the "Series A Preferred Stock") on November 10, 2000. In addition, on October 12, 2000, J Net, on behalf of Venture I, entered into a Loan Assumption and Forbearance Agreement with Michael Donahue, Chairman of InterWorld, pursuant to which J Net purchased from Salomon Smith Barney ("SSB") a loan from SSB to Mr. Donahue in the amount of approximately $12,445,500. The loan is secured by 4,270,406 shares of InterWorld common stock and other assets of Mr. Donahue.

       As described previously, the Company has recently raised approximately $28 million through the issuance of the Notes. As a result of the successful completion of such financing, management believes the Company's working capital will be sufficient to enable J Net to fund its $55 million commitment to Venture I, and to meet its operating and other cash requirements for the year ending June 30, 2001. With respect to the Company's $55 million commitment to Venture I, the Company has invested approximately $32 million on behalf of Venture I as of December 31, 2000.

       Cash Flows:

       J Net's principle sources of cash for the 2000 six months consisted of the proceeds of $12.2 million received from the issuance of the Notes, its available cash and cash equivalents and marketable securities which, at December 31, 2000, was $61.6 million. Net cash used in investing activities was $23.2 million for the 2000 six months, and consisted primarily of cash used of $42.3 million for investments in Technology-Related Businesses and notes receivable offset by $35.9 million received from the sale of the route operations and $15.4 million invested in marketable securities.

       Recently Issued Accounting Standards:

       In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 clarifies existing accounting principles related to revenue recognition in financial statements. The Company is required to comply with the provisions of SAB 101 in its six months ending June 30, 2001. Based upon the current nature of the Company's continuing operations, management does not believe that SAB 101 will have a significant impact on the Company's results of operations.

FACTORS WHICH MAY AFFECT FUTURE RESULTS

       With its change in business strategy, the Company will be operating in a significantly different environment that involves a number of risks and uncertainties. Some factors including, but not limited to the following, may affect the Company's future results of operations: (1) the Company's ability to successfully execute its new business model; (2) the development of the internet and the infrastructure that supports it; (3) the Company's success may depend greatly on increased use of the internet by businesses and individuals; (4) the ability of the Company's investees to compete against direct and indirect competitors; (5) the Company's ability to acquire interests in additional Technology-Related Businesses; (6) the ability of the Company's investees to raise additional capital; and (7) changes in the market for securities of Technology-Related Businesses in general and for initial public offerings of internet companies in particular.

       By their very nature, the entities in which the Company has and will be investing capital will be in an earlier stage of development and maturity, and therefore a different level of risk and reward. Except for the proposed transactions with InterWorld Corporation (See Note 3 of Notes to Condensed Consolidated Financial Statements), all of the Company's investments in Technology-Related Businesses are in non public companies. Substantially all such companies are development stage companies and are presently incurring operating losses. There can be no assurance that such companies will generate operating income in the future.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

       The Company is generally exposed to market risk from adverse changes in interest rates. The Company's interest income is affected by changes in the general level of U.S. interest rates. Changes in U.S. interest rates could affect interest earned on the Company's cash equivalents, debt instruments and money market funds. A majority of the interest earning instruments earn a fixed rate of interest over short periods (7-35 days). Based upon the invested balances at December 31, 2000, a 10% drop in interest rates would reduce pretax interest income by approximately $360,000 per year. Therefore, the Company does not anticipate that exposure to interest rate market risk will have a material impact on the Company due to the nature of the Company's investments.

       From June 2000 through October 2, 2000, the Company raised approximately $28 million from the issuance of unregistered 8% convertible subordinated notes ("the Notes"). The principal amount of the Notes is payable on March 31, 2007 and bears interest at 8% per annum, payable on a quarterly basis. For financial statement purposes, certain of the Notes were deemed to have been beneficially converted as the conversion feature was in-the-money at the commitment date.
The Company has calculated the beneficial conversion feature as the difference between the fair value of the common stock at the commitment date and the initial conversion price, multiplied by the number of shares into which the debt is convertible. Approximately $3.9 million of the proceeds from issuance of the Notes, equal to the intrinsic value, has been recorded as debt discount and allocated to additional paid-in capital. Management believes that the carrying value of the Notes approximates fair value as of December 31, 2000.

       On July 1, 2000, the Company adopted SFAS 133. As of December 31, 2000, the Company has two derivative instruments in the form of warrants to purchase common stock in a non public company and a public company. There is currently no public market for these warrants. However, a 10% change in the value of the warrants based upon the Company's valuation of the warrants using Black Scholes valuation techniques would affect earnings by $185,000.

                           PART II. OTHER INFORMATION
                                    -----------------

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits:

         10.31 Stock Purchase Agreement by and between InterWorld Corporation and J Net Enterprises, Inc. dated January 25, 2001. (A)

         10.32      Stand-By Purchase Agreement dated January 25, 2001. (A)

                    (A) Incorporated by reference to the Registrants Form 8-K filed February 2, 2001.

     (b) Reports on Form 8-K:

         During the three months ended December 31, 2000, J Net filed two reports on Form 8-K, dated December 1, 2000 and December 7, 2000, respectively. Prior to the issuance of this Form 10-Q, the Company filed a Form 8-K on January 18, 2001 and February 2, 2001. The Form filed on December 1, 2000 reported on Item 2 - Acquisition or Disposition of Assets regarding the definitive agreement to dispose of the Route Operations and the conditional modification of the agreement. The Form filed on December 6, 2000 reported on Item 5 - Other Events, the continued efforts of the Company to acquire InterWorld Corporation, the approval by the shareholders to change the name of the Company to J Net Enterprises, Inc. and the acquisition of shares by the Chief Executive Officer. The Form filed on January 18, 2001 reported on Item 5, the Company's Board approval of a common stock buyback. The February 2, 2001 form included the Stock Purchase Agreements and Stand-By Purchase Agreement pursuant to proposed transactions with InterWorld Corporation. The Agreements included on the February 2, 2001 Form 8-K are subject to approval by InterWorld's shareholders.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         J NET ENTERPRISES, INC.
                                              (Registrant)

                                        By: /s/ Steven L. Korby
                                        ------------------------------
                                        STEVEN L. KORBY
                                        Executive Vice President and
                                        Chief Financial Officer

Date:  February 20, 2001