Form 10-Q
period 2001-03-31
J NET ENTERPRISES INC
filed 2001-05-15
CIK 351903

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to___________________

Commission file no. 1-9728

                             J NET ENTERPRISES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           NEVADA                                         88-0169922
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

4020 W. Lake Creek Drive, #100, Wilson, Wyoming                 83014
-----------------------------------------------              ----------
    (Address of principal executive offices)                 (Zip Code)

                                  307-739-8603
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

There were 8,524,552 shares of the Registrant's common stock outstanding as of May 4, 2001.

                    J NET ENTERPRISES, INC. AND SUBSIDIARIES
                                      INDEX

                                                                        Page No.
                                                                        --------

Part I.  Financial Information

Item 1.  Financial Statements
           Condensed Consolidated Balance Sheets (Unaudited) -
               March 31, 2001 and June 30, 2000                            3-4
           Condensed Consolidated Statements of Operations (Unaudited) -
               Three and Nine Months Ended March 31, 2001 and 2000           5
           Condensed Consolidated Statement of Stockholders'
               Equity (Unaudited) - Nine Months Ended March 31, 2001         6
           Condensed Consolidated Statements of Cash Flows (Unaudited) -
               Nine Months Ended March 31, 2001 and 2000                     7
           Notes to Condensed Consolidated Financial Statements           8-22

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                    23

Item 3.  Quantitative and Qualitative Disclosure About Market Risk          28

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                                   29

                    J NET ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                           March 31,    June 30,
                    ASSETS                                    2001        2000
                                                            -------     --------

Current assets:
    Cash and cash equivalents                               $29,911     $ 60,090
    Marketable securities                                    26,576           --
    Current portion of notes receivable                       1,000           --
    Net assets of discontinued operations                        --       16,645
    Other current assets                                        532          697
                                                            -------     --------
        Total current assets                                 58,019       77,432
                                                            -------     --------

Note receivable - related parties                             1,303        1,000

Investments in technology-related businesses                 23,232       24,136

Excess of costs over equity in underlying
   net assets of investments in technology-related
   businesses, net of amortization                            1,444        1,657

Notes receivable, net of allowance                            4,404           --

Leasehold improvements and other equipment,
    net of accumulated depreciation                           2,218           --

Deferred tax asset                                            4,702           --

Other non-current assets                                        570          510
                                                            -------     --------

        Total assets                                        $95,892     $104,735
                                                            =======     ========

See Notes to Condensed Consolidated Financial Statements.

                    J NET ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)
                                   (Concluded)
                                   (Unaudited)

                                                         March 31,     June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                       2001          2000
                                                         --------     ---------

Current liabilities:
     Accounts payable and other current liabilities      $  1,417     $     799
     Accrued federal taxes payable                            907            --
                                                         --------     ---------
           Total current liabilities                        2,324           799

Convertible subordinated notes, net of amortized
     discount of $736 and $2,500                           27,013        12,750
Deferred income tax                                            --           762
Minority interest in subsidiary                             1,114         2,514
                                                         --------     ---------
           Total liabilities and minority interest         30,451        16,825
                                                         --------     ---------

Stockholders' equity:
     Preferred stock - authorized
        1,000,000 shares of $1 par value;
        none issued
     Common stock - authorized
        60,000,000 shares of $.01 par
        value; 10,233,470 shares issued                       102           102
     Additional paid-in capital                            75,250        73,875
     Retained earnings                                      5,070        27,710
     Less 1,480,328 and 1,258,624 shares of
        common stock in treasury, at cost                 (14,981)      (13,777)
                                                         --------     ---------
           Total stockholders' equity                      65,441        87,910
                                                         --------     ---------
           Total liabilities and
               stockholders' equity                      $ 95,892     $ 104,735
                                                         ========     =========

See Notes to Condensed Consolidated Financial Statements.

                    J NET ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      THREE AND NINE MONTHS ENDED MARCH 31,
                                  2001 AND 2000
                 (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                        Three Months Ended          Nine Months Ended
                                                             March 31,                  March 31,
                                                      ---------------------      ----------------------
                                                        2001          2000         2001          2000
                                                      --------      -------      --------      --------
Costs and expenses:
    Depreciation and amortization                     $    139      $    --      $    363      $     --
    Impairment on technology-related
        businesses                                          --           --         8,665            --
    Loss on sale of investments                          1,650           --         1,650            --
    General and administrative                           1,568        3,322         5,181         4,909
    Allowance on receivables                             7,980           --         7,980            --
                                                      --------      -------      --------      --------
         Totals                                         11,337        3,322        23,839         4,909
                                                      --------      -------      --------      --------

Operating loss from continuing operations               11,337        3,322        23,839         4,909
                                                      --------      -------      --------      --------

Other income (expense):
    Net fee from terminated merger                          --           --            --        11,116
    Equity in income (loss) in technology-related
        businesses                                     (14,623)          --       (19,426)           --
    Gain on sale of short-term investments                  --           --            --         2,361
    Interest and other income                            2,026          539         4,066         1,475
    Interest expense                                    (1,660)          --        (4,572)           --
                                                      --------      -------      --------      --------
         Totals                                        (14,257)         539       (19,932)       14,952
                                                      --------      -------      --------      --------

Income (loss) from continuing operations
    before provision (benefit) for income tax          (25,594)      (2,783)      (43,771)       10,043

Provision (benefit) for Federal income tax              (2,823)      (1,113)       (8,355)        2,893
                                                      --------      -------      --------      --------

Net income (loss) from continuing operations           (22,771)      (1,670)      (35,416)        7,150

Gain (loss) from discontinued operations,
    net of tax of $145 and $(190)                           --          281            --          (369)

Gainon sale of discontinued operations,
    net of operating results of $ - and $(250),
    net of tax, and $6,711 tax from gain for
    nine months ended                                      137           --        12,776            --
                                                      --------      -------      --------      --------

Net income (loss)                                     $(22,634)     $(1,389)     $(22,640)     $  6,781
                                                      ========      =======      ========      ========

Basic earnings (loss) per share:
Income (loss) from continuing operations              $  (2.57)     $  (.19)     $  (3.96)     $    .83
Income (loss) from discontinued operations                 .02          .03          1.43          (.04)
                                                      --------      -------      --------      --------
                                                      $  (2.55)     $  (.16)     $  (2.53)     $    .79
                                                      ========      =======      ========      ========
Diluted earnings (loss) per share:
Income (loss) from continuing operations              $  (2.57)     $  (.19)     $  (3.96)     $    .82
Income (loss) from discontinued operations                 .02          .03          1.43          (.04)
                                                      --------      -------      --------      --------
                                                      $  (2.55)     $  (.16)     $  (2.53)     $    .78
                                                      ========      =======      ========      ========

See Notes to Condensed Consolidated Financial Statements.

                    J NET ENTERPRISES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        NINE MONTHS ENDED MARCH 31, 2001
                        (Dollars and shares in thousands)
                                   (Unaudited)

                                         Common Stock     Additional                    Treasury Stock
                                      ------------------    Paid-In     Retained      -------------------
                                      Shares      Amount    Capital     Earnings      Shares       Amount        Totals
                                      ------      ------  ----------    --------      ------       ------        ------
Balance July 1, 2000                  10,233     $  102     $73,875     $ 27,710      (1,259)     $(13,777)     $ 87,910

Comprehensive loss:
    Net loss from
        continuing operations                                            (35,416)                                (35,416)
    Gain on sale of discontinued
        operations, net of tax                                            12,776                                  12,776
Repurchase of common stock                                                              (221)       (1,204)       (1,204)
Amount allocated to additional
    paid-in capital in connection
    with the issuance of the 8%
    convertible subordinated
    notes (See Note 2)                                        1,375                                                1,375
                                      ------     ------     -------     --------      ------      --------      --------
Balance March 31, 2001                10,233     $  102     $75,250     $  5,070      (1,480)     $(14,981)     $ 65,441
                                      ======     ======     =======     ========      ======      ========      ========

See Notes to Condensed Consolidated Financial Statements.

                    J NET ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED MARCH 31, 2001 AND 2000
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                   2001          2000
                                                                                 --------      --------
Operating activities:
Net income (loss)                                                                $(22,640)     $  7,150
Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
        Equity in loss of technology-related businesses                            19,426            --
        Loss on sale of investments                                                 1,650            --
        Impairment on technology-related investments                                8,665            --
        Allowance for uncollectable receivables                                     7,980            --
        (Gain) loss from discontinued operations, net of taxes
            of $6,711 and $(190)                                                  (12,776)          369
        Net fee from terminated merger                                                 --       (11,116)
        Depreciation and amortization                                                 363            --
        Amortization of original issue debt discount                                3,139            --
        Deferred Federal income tax asset                                          (4,702)          (18)
        Gain on sale of short-term investments                                         --        (2,361)
        Increase (decrease) from changes in:
            Prepaid expenses and other current assets                                 165          (105)
            Notes receivable from related parties                                    (303)            8
            Other non-current assets                                                  (60)           --
            Accounts payable and other current liabilities                         (1,269)          784
            Accrued current federal income taxes                                   (3,917)
            Current tax liabilities and assets, net of taxes related to
                discontinued operations                                            (2,559)           --
                                                                                 --------      --------
                    Net cash used in operating activities                          (6,838)       (5,289)
                                                                                 --------      --------

Investing activities:
    Investments in technology-related businesses                                  (30,034)       (6,183)
    Investment in notes receivable                                                (12,446)
    Investments in marketable securities                                          (25,444)           --
    Break-up fee from terminated merger                                                --        13,500
    Proceeds from sale of short-term investments                                       --         8,488
    Net proceeds from discontinued operations                                      35,815         6,002
    Purchases of property and equipment                                            (2,278)           --
        Increase in lease acquisition costs and other intangible
             and non-current assets                                                    --        (1,669)
                                                                                 --------      --------
                    Net cash provided by (used in) investing activities           (34,387)       20,138

Financing activities:
    Proceeds from convertible subordinated notes                                   12,250            --
    Proceeds from issuance of common stock                                             --           295
    Purchases of treasury stock                                                    (1,204)           (1)
                                                                                 --------      --------
                    Net cash provided by (used in) financing activities            11,046           294
                                                                                 --------      --------

Net increase (decrease) in cash and cash equivalents                              (30,179)       15,143
Cash and cash equivalents at beginning of period                                   60,090        47,637
                                                                                 --------      --------
Cash and cash equivalents at end of period                                       $ 29,911      $ 62,780
                                                                                 ========      ========

Supplemental disclosures of cash flow data:
    Cash paid during the period for:
        Federal income tax                                                       $  2,300      $  1,275
        Interest                                                                 $  1,515      $     --

Non-cash investing and financial activities:
    Debt discount on convertible subordinated notes                              $  1,375      $     --
    Note receivable - related parties                                            $    250      $     --
    Issuance of common stock for investments in
        technology-related businesses                                            $     --      $  1,746

See Notes to Condensed Consolidated Financial Statements.

                    J NET ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Significant accounting policies and business:

      Business:

            J Net Enterprises, Inc. (formerly known as "Jackpot Enterprises, Inc." and referred to hereinafter as "J Net" or the "Company") is a technology holding company with concentrated investments in enterprise software and technology infrastructure companies (the "Technology-Related Businesses") . The assets of the Company consist primarily of cash and investments. Prior to the Company's change in emphasis to a technology holding company, the Company had been actively engaged, through its subsidiaries, in the gaming industry for over 30 years.

            The Company invests directly in Technology-Related Businesses or through J Net Ventures I ("Venture I"), a fund managed by J Net Venture Partners, LLC (the "Manager"), an affiliate of the Company. The Company and Venture I will make investments primarily in early stage ventures (first and second round financing) exhibiting reasonable risk adjusted valuations and may also make later stage investments based on the merits of the transaction, the quality of the investment and the company's ability to go public or have the investment monetized through some other clearly defined exit strategy. Additionally, investments in the securities of public companies may be made when an opportunity exists for value creation. This might occur in the case of companies with existing products, services and customer base that have been affected by the decline in the interest in funding by capital markets (referred to herein as "fallen angels"). Investments generally will range in size from $1 million to $10 million. J Net and the Manager intends to play a role in helping to advise and assist its partner/portfolio companies in meeting and exceeding their objectives. The Company expects the average investment holding period to be three years with investment emphasis in the following: (1) B2B infrastructure and solutions for legacy businesses with valuable branding, (2) Restructuring of B2B and B2C fallen angels and (3) Technology and infrastructure investments. As of March 31, 2001, the Company owned 100% of Venture
            I. While entities affiliated with Gilbert Global Equity Partners have committed an aggregate of $15 million to the fund, they have not yet exercised any of their co-investment rights. As of March 31, 2001, the Company had invested approximately $68 million in Technology-Related Businesses and notes receivable discussed in Note 3 and Note 4 to the condensed consolidated financial statements. Of the $68 million, the Company invested approximately $32 million on behalf of Venture I.

      Business segments:

            The Company operates in a single business segment, its Technology-Related Business segment. In November 2000, the Company completed the sale of its gaming machine route operations ("Route Operations") segment. Activities of the Route Operations up to the effective date of the sale are reported as discontinued operations. For additional information on the Route Operations, please refer to
            Note 9 in the condensed consolidated financial statements and disclosures included in the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended June 30, 2000 (the "2000 Form 10-K").

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

            In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position as of March 31, 2001, the results of its operations for the three and nine months ended March 31, 2001 and 2000 and its cash flows for the nine months ended March 31, 2001 and 2000. The results for the nine months ended March 31, 2001 and 2000 are not necessarily indicative of results for a full year. Information included in the condensed consolidated balance sheet as of June 30, 2000 has been derived from the 2000 Form 10-K. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and disclosures included in the 2000 Form 10-K.

      Investments in Technology-Related Businesses:

            The various interests that the Company acquires in Technology-Related Businesses are accounted for under one of three methods: consolidation, equity or cost. The applicable accounting method is generally determined based on the Company's voting interest and its ability to influence or control the applicable entity. For investments accounted for under the equity method, the excess of the cost of the investment over the Company's equity in the underlying net assets of such investment is amortized on a straight-line basis over 5 years. Such amortization is included in the line captioned depreciation and amortization in the accompanying condensed consolidated statements of operations.

            The Company periodically assesses the investment value and/or recoverability of its investments in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121") and Accounting Principles Board Opinion No. 17, "Intangible Assets" ("APB No. 17").

            During the nine months ended March 31, 2001, the Company determined the value of certain investments had been permanently impaired. Such assessments were based on internal evaluations of the ongoing business models presented by the applicable entities, discounted cash flow models and projections, or by dilutive transactions caused by the Company's election not to participate in additional financings. Such impairments totaled $8,665,000 for the nine months ended March

                    J NET ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Significant accounting policies and business (continued):

      Investments in Technology-Related Businesses (concluded):

            31, 2001. No such impairments were incurred during the three months ended March 31, 2001 or for the three and nine months ended March 31, 2000.

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

      Marketable securities:

            In October and November 2000 and January 2001, the Company invested a total of $25 million in Mariner Partners, L.P. ("Mariner"), a private investment fund. Mariner employs a multi-strategy approach, emphasizing market neutral and event driven styles, to opportunistically seek, identify, and capitalize on investment opportunities across the financial markets. This approach mitigates the episodic returns generally experienced by single sector funds. According to fund documents, Mariner has consistently generated above average returns relative to hedge fund industry benchmarks while taking lower levels of risk as indicated by comparative measures such as Sharpe Ratios, actual volatility, cumulative loss, and % of months profitable. J Net can withdraw all or a portion of its investment upon 45 days prior written notice. The Company classifies those securities as trading under definitions provided in SFAS 115 and records changes in the value of the accounts in the item captioned interest income and other income in the condensed consolidated statement of operations. Interest and other income representing the increase in the Company's investment in Mariner Partners, L.P. were $688,000 and $1,132,000 respectively, for the three and nine months ended March 31, 2001. Realized gains from the sale of securities for the three and nine months ended March 31, 2000 were $0 and $2,361,000, respectively.

                    J NET ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Significant accounting policies and business (continued):

      Accounting for equity method investments:

            When the Company uses the equity method to account for its investments in technology-related-businesses it uses the procedures outlined in the "Summary of Proceedings of the FASB Emerging Issues Task Force" issue number 98-13 ("EITF 98-13"), which covers accounting by equity method investors for investee losses when the investor has loans to and investments in other securities of the investee. EITF 98-13 generally defined other investments in the investee to include preferred stock, debt securities and loans. The conclusions of the task force also prescribes the order in which equity method losses shall be recognized as the seniority of the other investments (that is, priority in liquidation).

            The company uses the equity method to account for its investments in InterWorld Corporation, Alistia Inc., and Tech Trader, Inc. All of the investments are in the form of preferred stock. In addition, the common stockholders equity in each of the investee's is in a deficit position. Therefore, equity losses are recognized in accordance with the company's proportionate ownership percentages, in preferred stock the applicable percentage of equity losses were 100% for InterWorld Corporation, 39.8% for Alistia, Inc. and 42.1% for Tech Trader, Inc. As a result of the business combination with InterWorld, the consolidation method will be used beginning in the quarter ending June 30, 2001.

      Leasehold improvements and other equipment:

            Leasehold improvements and other equipment are recorded at cost and are depreciated on a straight line basis over the estimated useful lives of the assets, as follows: 3 to 7 years for equipment; and 3 to 10 years for leasehold improvements. Property sold or retired is eliminated from the accounts in the year of disposition.

      Recently adopted accounting standards:

            In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by Statements of Financial Accounting Standards No. 137 and No. 138 in June 1999 and June 2000, respectively. These statements, which were required to be adopted for fiscal years beginning after June 15, 2000, established additional accounting and reporting standards for derivative instruments and hedging activities. The statements require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position. This statement also defines and allows companies to apply hedge accounting to its designated derivatives under certain instances. It also requires that all derivatives be marked to market on an ongoing basis. This applies whether the derivatives are stand-alone instruments, such as warrants or interest rate swaps, or embedded derivatives, such as call options contained in convertible debt investments. Along with the derivatives, in the case of qualifying hedges, the underlying hedged items are also to be marked to market. These market value adjustments are to be included either in the income statement or other comprehensive income, depending on the nature of the hedged transaction. The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over the counter

                    J NET ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Significant accounting policies and business (concluded):

      Recently adopted accounting standards (concluded):

            market. In cases where derivatives relate to financial instruments of nonpublic companies, or where quoted market prices are otherwise not available, such as for derivative financial instruments, fair value is based on estimates using present value or other valuation techniques. Based on management's review, the Company has determined that the warrant purchased by the Company in connection with the Company's purchase of an interest in Series B Preferred Stock of TechTrader, Inc. in fiscal 2000 is a derivative as defined in SFAS
            133. On July 1, 2000, the Company adopted SFAS 133, as amended and recorded the Tech Trader derivatives at fair market value. The cumulative effect of the change in accounting principle for the nine months ended March 31, 2001 was not significant.

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

      Recently issued accounting standards:

            In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 clarifies existing accounting principles related to revenue recognition in financial statements. The Company is required to comply with the provisions of SAB 101 in its year ended June 30, 2001. Based upon the current nature of the Company's continuing operations, management believes that SAB 101 will not have a significant impact on the Company's results of operations.

Note 2 - Convertible subordinated notes:

            On October 2, 2000, the Company completed its offering of $27.75 million of unregistered 8% convertible subordinated notes (the "Notes") to a small group of investors. The stockholders at the Annual Stockholders' meeting on December 6, 2000 approved issuance of a portion of the Notes pursuant to rules of the New York Stock Exchange.

            Due to market fluctuation between commitment and funding dates, the Company is required to amortize a portion of the notes. Such noncash amortization totaled approximately $3.9 million at issuance, which will be fully amortized at June 1, 2001, the earliest possible conversion date.

            For the nine months ended March 31, 2001, interest expense related to the Notes was $4,572,000. Of such amount, approximately $3,139,000 was from the noncash amortization of the debt discount and the remaining $1,433,000 represented interest paid to the Note holders at 8% on the principal amount. For further information concerning the Notes, see Note 2 of Notes to Consolidated Financial statements in the 2000 Form 10-K.

                    J NET ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Convertible subordinated notes (concluded):

            As of March 31, 2001, three directors of J Net or entities controlled by such directors, the adult children of certain directors or entities controlled by such children, Meister Brothers Holdings, LLC, and one officer of the Company have invested $3 million, $4 million, $3 million, and $.5 million, respectively, in the Notes. In connection with the issuance of the Notes, the Company loaned $1 million and $250,000 to Meister Brothers Holdings, LLC and the officer, respectively. Interest on the loans accrues at 8% per annum. The principal amount and accrued interest is payable on June 30, 2002. Both obligations are full recourse in nature and are also secured by the right, title and interest in and to the Notes purchased by such persons.

            Mark W. Hobbs, President and Chief Operating Officer of the Company entered into an agreement with Mariner GP, an unaffiliated entity, with respect to Mr. Hobbs' participation in the ownership of $2 million of the Company's Notes owned by Mariner GP. Pursuant to the arrangement, Mr. Hobbs obtains the full economic benefit with respect to $1 million of the Notes including the interest thereon and the potential upside upon conversion to common stock and the sale thereof. With respect to an additional $1 million, Mr. Hobbs obtained the potential upside upon conversion to common stock and the sale thereof. Mr. Hobbs is at risk in the event of default on the two million dollar original purchase price and has pledged his limited partnership interests in Mariner GP, L.P. as collateral against such default. Mariner GP, L.P., a Delaware limited partnership is the general partner of Mariner Partners, L.P. In connection with such transaction, Mr. Hobbs waived his right under his employment agreement to receive up to a $1 million loan from the Company to purchase up to $2 million of the Notes. For information regarding J Net's investment in Mariner Partners, L.P., see Note 1, Marketable securities.

            For the nine months ended March 31, 2001, interest expense related to the Notes was $4,572,000. Of such amount, approximately $3,139,000 was from the amortization of the debt discount and the remaining $1,433,000 represented interest paid to the Note holders at 8% on the principal amount. For further information concerning the Notes, see Note 2 of Notes to Consolidated Financial statements in the 2000 Form 10-K.

Note 3 - Investments in Technology-Related Businesses:

            As of March 31, 2001, all of the Company's investments in Technology-Related Businesses under the applicable accounting methods are summarized as follows (dollars in thousands):

                                                 March 31, 2001    June 30, 2000
                                                 --------------    -------------

Consolidation                                        $ 1,140          $ 2,540
Equity method, net
    of accumulated
    equity losses                                     10,149           13,544
Cost method                                           11,943            8,052
                                                     -------          -------
    Total                                            $23,232          $24,136
                                                     =======          =======

                    J NET ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Investments in Technology-Related Businesses (continued):

            In March 2001, the Company entered into an agreement in principal to sell its membership interest in Digital Boardwalk, LLC. On April 6, 2001, the Company entered into a purchase agreement with an unrelated party to sell the membership interests and forgive a loan in the amount of $250,000. As a result of the sale, a loss of $1,650,000 was incurred. The Company accounted for its investment in Digital Boardwalk under the equity method. Although the transaction was executed on April 6, 2001, the loss was recognized in the March 31, 2001 condensed consolidated financial statements.

            The Company will participate in a Series B financing for Alistia, Inc. The initial funding for Series B placement is expected to occur in early May 2001. Additional funding will be required if certain performance criteria are met. The Company accounts for its investment in Alistia under the equity method.

            On October 12, 2000, J Net and InterWorld Corporation ("InterWorld") entered into a definitive Securities Purchase Agreement (the "Securities Purchase Agreement"). Pursuant to the terms of the Securities Purchase Agreement, J Net purchased $20 million in aggregate principal amount of Series A Preferred Stock of InterWorld (the "Series A Preferred Stock") on November 10, 2000. Each share of Series A Preferred Stock is initially convertible into shares of Common Stock of InterWorld (the "Common Stock") at a conversion price of $6.25 per share (the "Conversion Price"), subject to adjustment on the six month anniversary of the date of issue, to 90% of the average daily closing price of Common Stock for such six-month period, but in no event less than $2.00 per share. Furthermore, as of April 12, 2001, J Net, at its sole discretion, had the option to require InterWorld to redeem the Series A Preferred Stock for cash at 150% of the purchase price plus accrued dividends; provided that such right would expire if InterWorld consummated a change of control transaction with J Net on or prior to such date.

            In connection with the issuance of the Series A Preferred Stock, InterWorld issued to J Net warrants to purchase shares of Common Stock at an exercise price of $7.25 per share, subject to adjustment, exercisable at any time until October 12, 2005, equal to 19.999% of the current outstanding shares of Common Stock less the amount of shares issuable upon the conversion of the Series A Preferred Stock. The Company has determined these warrants are a derivative as defined by SFAS 133, as amended. Because there is no public market for these warrants, the value of the warrants has been determined using the Black-Scholes methodology.

            Pursuant to the Securities Purchase Agreement, J Net appointed two of its board members to InterWorld's Board of Directors. Based on the Company's representation on the Board of Directors and the Company's ability to otherwise influence direction of InterWorld's activities, the Company uses the equity method to account for its investment in InterWorld.

                    J NET ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Investments in Technology-Related Businesses (continued):

            On January 25, 2001, J Net and InterWorld entered into a Stock Purchase Agreement and a Stand-By Purchase Agreement (collectively, the "Agreements"). Pursuant to the Agreements, J Net was to exchange all of its InterWorld Series A Preferred Stock and the related warrants for 46,153,846 newly-issued shares of InterWorld Common Stock. In connection with such exchange, J Net had agreed to suspend its option to require InterWorld to redeem its Series A Preferred Stock, provided such exchange is approved by InterWorld's shareholders. In addition, pursuant to the Agreements, InterWorld had agreed to offer for sale to all holders of InterWorld Common Stock up to $20 million of newly-issued InterWorld Common Stock at a price per share of $.65. If such holders did not purchase all of the new issuance, the Company had agreed to purchase the difference between $20 million and the amount purchased by other InterWorld shareholders (the "Stand-By Commitment"). The Agreements also provided J Net with an option to purchase an additional $20 million of InterWorld Common Stock (the "Over Allotment Option"). A portion of the Over Allotment Option would have been exercisable at a price per share of $.65 and a portion would have been exercisable at a price per share equal to 90% of the volume-weighted average trading price of InterWorld Common Stock for the 10 trading day period prior to the time of exercise. The portions exercisable at each price would have depended on the number of shares purchased pursuant to the Stand-By Commitment, as described in the Agreements. The transactions described in the Agreements were subject to numerous conditions, including obtaining various InterWorld shareholder approvals and the making of various regulatory filings, as described in the Agreements. On February 7, 2001, Mark Hobbs, J Net's President and Chief Operating Officer was appointed to InterWorld's Board of Directors. J Net shall maintain the right to designate up to 4 nominees to InterWorld's Board of Directors (subject to certain percentage ownership thresholds) after the closing of the Stand-By Commitment and Over Allotment Option.

            On April 19, 2001, the Company announced that there were several factors which precluded consummation of the transactions contemplated by the Agreements. As a result, J Net and InterWorld announced that the agreements had been terminated. In addition, it was disclosed that the NASDAQ, the securities exchange where InterWorld is traded, had notified InterWorld that unless certain conditions were satisfied, that InterWorld's stock would be delisted. Such delisting was effective May 4, 2001.

            As a result of the cancellation of the Agreements, J Net announced it would require InterWorld to redeem its Series A Preferred Stock in accordance with its terms. Those provisions entitle J Net to receive a cash payment or to convert the Preferred Stock into common stock at a fixed discount of the then market price. Such issuance of stock will result in J Net holding over 92% of the outstanding common stock of InterWorld.

                    J NET ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Investments in Technology-Related Businesses (concluded):

            For the companies in which J Net uses the equity accounting method, the percentages owned vary from approximately 10% to 42%. For the three and nine months ended March 31, 2001, the Company's equity in losses from the investments, excluding impairments of such investments, was $14,623,000 and $19,426,000, respectively. The amounts consist of the Company's proportionate losses in InterWorld, Alistia, Inc., and TechTrader, Inc. No losses for Digital Boardwalk are included in the three months due to the sale of the investment. In the case of InterWorld, the Company owns approximately 10% of voting rights as the sole owner of the Series A Preferred Stock. During December 2000, InterWorld's common shareholders' equity became a deficit. As a result of the Company's 100% ownership of the Preferred Stock, the Company is required to recognize 100% of InterWorld's losses using the equity method or to such amounts that would adjust our invested balance to its net realizable value. Such losses and adjustments were approximately $13,200,000 and $14,300,000 for the three and nine months ended March 31,2001.

Note 4 - Notes receivable:

            On October 12, 2000 J Net, on behalf of Venture I, entered into a Loan Assumption and Forbearance Agreement with Michael Donahue, Vice Chairman of InterWorld, pursuant to which J Net purchased from Salomon Smith Barney ("SSB") a loan from SSB to Mr. Donahue in the amount of $12,445,500. The loan is secured by 4,270,406 shares of InterWorld Common Stock and other assets owned by Mr. Donahue. The loan is due in October 2003, subject to an acceleration in October 2001 if InterWorld does not effect a merger transaction with J Net, and bears interest payable at 8% per annum. In connection therewith, J Net entered into a Call/Participation Agreement with Mr. Donahue whereby he agreed that J Net would share in the profit on a portion of the stock securing the loan once certain conditions, including the repayment of the loan, were met. Mr. Donahue has sole power to vote and dispose of the shares, although he is required to vote the shares in favor of a merger of InterWorld and J Net and consult with J Net on other matters put before InterWorld's shareholders for a vote thereon. The loan agreement contains certain events of default beyond non-payment, the most significant of which include failure by Mr. Donahue to vote the stock in favor of a merger between InterWorld and J Net and any time that the closing price of the stock pledged as collateral falls below $2.00 per share for more than 10 days. J Net has notified Mr. Donahue of such closing price default but has elected not to enforce its rights relating to such closing price default as of the date hereof.

                    J NET ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Notes receivable (concluded):

            On April 4, 2001, the Company, on behalf of Venture I, entered into an Amended and Restated Loan Assumption and Forbearance Agreement (the "Amended Agreement") with Mr. Donahue. The Amended Agreement replaced the Loan and Forbearance Agreement (the "Original Agreement") dated October 12, 2000. The significant components in the Amended Agreement added Excalibur Polo Farm ("Excalibur") as a debtor, changed interest payment terms, revised certain collateral provisions and changed events allowing acceleration. The amended loan is secured by 4,270,406 shares of InterWorld common stock and the assets of Excalibur.

            The loan is due on October 11, 2003, subject to acceleration to October 11, 2001, if on or before July 31, 2001, InterWorld did not commence with the rights offering contemplated by the Stock Purchase and Standby Purchase Agreements dated January 25, 2001. J Net has elected not to enforce its rights relating to such defaults at this time. The loan bears interest at 8% per annum and calls for payment of accrued interest at the end of each calendar quarter. Principal payments of $500,000 commencing December 31, 2001 are due each quarter.

            The Call/Participation Agreement contained in the original agreement whereby J Net would share in the profit on a portion of the stock securing the loan once certain conditions, including the repayment of the loan, remained intact in the Amended Agreement. This agreement was not deemed to have any value.

            During the three months ended March 31, 2001, management assessed the value of the assets securing the loan and related interest and determined a reserve was necessary due to, among other things, the probable delisting of InterWorld's common stock by the NASDAQ and the net realizable value of Excalibur. The reserve against the value of the loan was $7,980,000.

Note 5 - Federal income taxes:

            The effective tax rate for the three and nine month period ended March 31, 2001 was approximately 11% and 21%, respectively, which differs from the statutory rate due to differences in recognition of expenses between the tax accounting regulations and financial statements prepared in accordance with generally accepted accounting principles in the United States of America. The rate is also impacted by an allowance against deferred tax benefits of $4,850,000. The allowance lowered the effective rate for the three months ended March 31, 2001 by approximately 20% and by 7% for the nine months ended March 31, 2001.

            The Company has a net deferred tax asset of $4,702,000 as of March 31, 2001. Management believes it is more likely than not that this asset can be carried back against the recognized gains from asset and securities sales for prior fiscal years or forward to offset anticipated gains in future years.

                    J NET ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Federal income taxes (concluded):

            In March 2001, the Company paid a $2,300,000 deposit for estimated federal income taxes for fiscal year 2001, which ends on June 30, 2001.

Note 6 - Earnings (loss) per share:

            Basic earnings (loss) per share from continuing operations for the three and nine months ended March 31, 2001 and 2000 and diluted loss per share from continuing operations for the three and nine months ended March 31, 2001 are computed by dividing net income (loss) from continuing operations by the weighted average number of common shares outstanding for the respective period. Diluted earnings per share from continuing operations for the nine months ended March 31, 2000 is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. Options and warrants to purchase common stock, whose exercise price was greater than the average market price for the three and nine months ended March 31, 2000, have been excluded from the computation of diluted earnings per share from continuing operations. Such antidilutive options and warrants were 712,217. Because the three and nine months ended March 31, 2001 and three months ended March 31, 2000 had a loss from continuing operations, no potential common shares from the assumed exercise of stock options, the put options and the assumed conversion of the 8% convertible subordinated notes have been included in the diluted loss per share from continuing operations computation pursuant to accounting principles generally accepted in the United States of America. The following is the amount of income (loss) and the number of

                    J NET ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Earnings (loss) per share (concluded):

            shares used in the basic and diluted earnings (loss) per share computations for continuing operations (dollars and shares in thousands, except per share data):

                                                   Three Months Ended         Nine Months Ended
                                                        March 31,                 March 31,
                                                 ---------------------      ---------------------
                                                   2001          2000         2001         2000
                                                 --------      -------      --------      -------
Basic earnings per share:
    Earnings:
        Income (loss) available to
            common stockholders                  $(22,771)     $(1,670)     $(35,416)     $ 7,150
                                                 ========      =======      ========      =======
    Shares:
        Weighted average number of
            common shares outstanding               8,865        8,631         8,938        8,620
                                                 ========      =======      ========      =======

Basic earnings (loss) per share
    from continuing operations                   $  (2.57)     $  (.19)     $  (3.96)     $   .83
                                                 ========      =======      ========      =======

Diluted earnings (loss) per share
    from continuing operations:
        Earnings (loss):
            Income (loss) available to
                common stockholders              $(22,771)     $(1,670)     $(35,416)     $ 7,150
            Effect of dilutive securities              --           --            --           --
                                                 --------      -------      --------      -------
        Income (loss), as adjusted               $(22,771)     $(1,670)     $(35,416)     $ 7,150
                                                 ========      =======      ========      =======
        Shares:
            Weighted average number of
                common shares outstanding           8,865        8,631         8,938        8,620
            Common shares issuable upon
                assumed exercise of dilutive
                stock options                          --           --            --        1,056
            Less common shares assumed
                to be repurchased by
                application of the treasury
                stock method to the
                proceeds using the average
                market price for the period            --           --            --       (1,005)
             Common shares issuable upon
                assumed conversion of the
                8% convertible subordinated
                notes                                  --           --            --           --
            Common shares issuable upon
                assumed exercise of the put
                option                                 --           --            --           --
                                                 --------      -------      --------      -------
             Weighted average number of
                 common shares and
                 common share equivalents
                 outstanding                        8,865        8,631         8,938        8,671
                                                 ========      =======      ========      =======

Diluted earnings (loss) per share
    from continuing operations                   $  (2.57)     $  (.19)     $  (3.96)     $   .82
                                                 ========      =======      ========      =======

                    J NET ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - The 1992 Incentive and Non-qualified Stock Option Plan:

            On September 29, 2000, the exercise price of the June 30, 2000 grant of nonqualified stock options to purchase an aggregate of 110,000 shares of common stock (27,500 each to four directors) was vested at $9.50 per share, the fair market value of the stock on that date, pursuant to the terms of the 1992 Incentive and Non-qualified Stock Option Plan (the "1992 Plan"). See Note 6 of Notes to Consolidated Financial Statements in the 2000 Form 10-K for further information regarding the 1992 Plan and option grants. On November 22, 2000, 23,936 stock options were issued to former officers under termination provisions in employment agreements associated with the sale of the Route Operations. Such options are vested at $6.63 per share, the fair market value of the stock on that date and expire 24 months after the date of issue. There were no options issued during the three months ended March 31, 2001.

Note 8 - Commitments and contingencies:

      Employment agreements:

            J Net entered into employment agreements with Mark W. Hobbs, President and Chief Operating Officer, and Steven L. Korby, Executive Vice President and Chief Financial Officer on October 1, 2000. Such agreements expire on June 21, 2003. The aggregate commitment for future salaries at March 31, 2001, excluding bonuses, under the employment agreements is approximately $1,200,000.

Note 9 - Discontinued operations:

      Definitive agreement and conditional modification agreement:

            The Company completed the sale of its Route Operations on November 22, 2000 pursuant to a definitive agreement dated July 8, 2000 and a conditional modification agreement dated October 30, 2000. Total cash received was approximately $44,000,000 representing $38,000,000 of proceeds related to the subsidiaries sold and $6,000,000 of working capital and prorated expense reimbursements. The gain from the sale of the Route Operations, net of estimated income taxes of $6,711,000 and selling expenses of $1,096,000 was $13,026,000.

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

                    J NET ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Discontinued operations (concluded):

            For the fiscal year ended June 30, 2000, the Company incurred an operating loss of approximately $3,400,000 at the Rite Aid locations. As a result of the reduction in license fees described above, the Company's operating loss at the Rite Aid locations for the period up to the sale of the Route Operations was reduced substantially.

            The following are the summary operating results of the discontinued operations (dollars in thousands):

                                             July 1, 2000 to   Nine Months Ended
                                            November 22, 2000    March 31, 2000
                                            -----------------  -----------------

Revenues                                        $ 28,002            $ 66,689
Costs and expenses                               (28,387)            (67,278)
                                                --------            --------
Operating income (loss)                             (385)               (589)
Other income                                           7                  30
                                                --------            --------
Income (loss) before provision
    (benefit) for income tax                        (378)               (559)
Provision (benefit) for income tax                  (128)               (190)
                                                --------            --------
Income (loss) from discontinued
    operations, net of tax                      $   (250)           $   (369)
                                                ========            ========

            The following are the net assets of the discontinued operations sold on November 22, 2000 (dollars in thousands):

                                       As of November 22, 2000     As of June 30, 2000
                                       -----------------------     -------------------
Assets:
      Cash                                      $ 3,500                  $ 3,500
      Prepaid expenses                              819                    1,209
      Other current assets                        2,223                    1,020
      Deferred income tax                            --                      384
      Property and equipment
         at cost, net                            10,803                   11,907
      Lease acquisition costs and
         other intangible assets, net             5,279                    5,190
                                                -------                  -------
             Total assets                       $22,624                  $23,210
                                                =======                  =======

Liabilities:
      Accounts payable and
         other current liabilities              $ 1,490                  $ 2,516
      Deferred rent                               3,945                    4,049
                                                -------                  -------
             Total liabilities                    5,435                    6,565
                                                -------                  -------
      Net assets of discontinued
         operations                             $17,189                  $16,645
                                                =======                  =======

                    J NET ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Subsequent events:

            Please refer to Note 3 Investments in Technology-Related Businesses for discussions related to InterWorld.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements; Risks and Uncertainties

      Certain information included in this Form 10-Q as well as other materials filed, or to be filed, by the Company with the Securities and Exchange Commission contains statements that may be considered forward-looking. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", "should" and similar expressions are intended to identify forward-looking statements. In addition, from time to time, the Company may release or publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.

      The risks and uncertainties that may affect the operations, performance, development and results of the Company's Technology-Related Businesses include, but are not limited to, the ability of the Company to identify and negotiate on terms acceptable to the Company an acquisition of systems development or other technology infrastructure companies and the ability to successfully integrate and grow such business if acquired, the success of those entities in which the Company has invested, the ability of those entities, in which the Company has existing minority investments, to raise additional capital on terms that such entities find attractive to themselves and to the Company or to otherwise monetize their securities, and the ability of the Company to raise additional outside capital for J Net Ventures I, LLC or for any future funds to be established.

      Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. The Company assumes no obligation to update or supplement forward-looking statements as a result of new circumstances or subsequent events.

Overview

      J Net Enterprises, Inc. (formerly known as "Jackpot Enterprises, Inc." and referred to hereinafter as "J Net" or the "Company") is a technology holding company with concentrated investments in enterprise software and technology infrastructure companies (the "Technology-Related Businesses"). The assets of the Company consist primarily of cash and investments. Prior to the Company's change in emphasis to a technology holding company, the Company had been actively engaged, through its subsidiaries, in the gaming industry for over 30 years.

      The Company invests directly in Technology-Related Businesses or through J Net Ventures I ("Venture I"), a fund managed by J Net Venture Partners, LLC (the "Manager"), an affiliate of the Company. The Company and Venture I will make investments primarily in early stage ventures (first and second round financing) exhibiting reasonable risk adjusted valuations and may also make later stage investments based on the merits of the transaction, the quality of the investment and the company's ability to go public or have the investment monetized through some other clearly defined exit strategy. Additionally, investments in the securities of public companies may be made when an opportunity exists for value creation. This might occur in the case of companies with existing products, services and customer base that have been affected by the decline in the interest in funding by capital markets (referred to herein as "fallen angels"). Investments generally will range in size from $1 million to $10 million. J Net and Venture I intends to play a role in helping to advise and assist its partner/portfolio companies in meeting and exceeding their objectives. The Company expects the average investment holding period to be three years with investment emphasis in the following: (1) B2B infrastructure and solutions for legacy businesses with valuable branding, (2) Restructuring of B2B and B2C fallen angels and (3) Technology and infrastructure investments. As of March 31, 2001, the Company owned 100% of Venture I. While entities affiliated with Gilbert Global Equity Partners have committed an aggregate of $15 million to the fund, they have not yet exercised any of their co-investment rights. As of March 31, 2001, the Company had invested approximately $68 million in Technology-Related Businesses and notes receivable discussed in Note 3 and
Note 4 to the condensed consolidated financial statements. Of the $68 million, the Company invested approximately $32 million on behalf of Venture I.

      The Company operates in a single business segment, its Technology-Related Business segment. In November 2000, the Company completed the sale of its gaming machine route operations ("Route Operations") segment. Activities of the Route Operations up to the effective date of the sale are reported as discontinued operations. For additional information on the Route Operations, please refer to
Note 9 in the condensed consolidated financial statements and disclosures included in the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended June 30, 2000 (the "2000 Form 10-K").

      At various times during the past several years, the Company engaged in the active consideration of potential acquisitions and expansion opportunities, including most recently in 1999 in connection with the potential acquisition of Players International, Inc. ("Players") and CRC Holdings, Inc. d/b/a Carnival Resorts & Casinos ("CRC"), a privately owned company. The Company devoted significant management and other resources to these efforts and incurred substantial expenses in connection with such activities. The discussion that follows is based on giving retroactive effect to the discontinued operations. Since the Route Operations was the Company's only business segment from its inception through February 2000, the following discussion focuses primarily on J Net's continuing operations, which consisted primarily of general and administrative activities of the parent company and since March 2000, J Net's Technology-Related Businesses segment.

Results of Operations

Revenues:

      The Company had no revenues from continuing operations for the three and nine months ended March 31, 2001 (the "2001 three months" and the "2001 nine months") and 2000 (the "2000 three months" and the "2000 nine months").

      Costs and expenses:

      Cash based costs and expenses for J Net consist primarily of general and administrative expenses. The Company also had substantial noncash expenses for impairment reserves and realized losses from sales of its investments in Technology-Related Businesses. In addition, for the three months ended March 31, 2001, the Company reserved $7,980,000 against the notes receivable with Michael Donahue, the Vice Chairman of InterWorld.

      General and administrative costs for the nine months ended March 31, 2001 of $5,181,000 were unchanged for the nine months ended March 31, 2000. Both periods contain nonrecurring severance costs of $1,140,000 and $2,835,000 for the nine months ended March 31, 2001 and 2000, respectively. Excluding these nonrecurring costs, the ongoing expenses in the 2001 nine months are approximately $4,000,000 compared to $2,100,000 for the 2000 nine months. Most of the increase between periods reflects higher costs from increased staff and facilities. In addition, the three months ended March 31, 2001 included increases of outside legal fees of approximately $200,000.

      For the 2001 nine months, the Company made impairment provisions of $8,665,000 to reflect estimated permanent declines in values of investments in certain Technology-Related Businesses. For the 2001 three months, a loss of $1,650,000 was recognized as a result of the sale of the Company's investment in Digital Boardwalk, LLC. There were no such losses in the 2000 three months or the 2000 nine months.

      Other income (expense):

      For the nine months ended March 31, 2001, net other expenses were $19,932,000 consisting of equity losses in Technology-Related Businesses of $19,426,000 and interest expense of $4,572,000. Interest income of $4,066,000 partially offset the other expenses. For the 2000 nine months, the Company reported net other income of $14,952,000, which included net fees from a terminated merger of $11,116,000 and gains from the sale of short-term investments of $2,361,000. Both the terminated merger fee and security sales gains were related to the Company's transaction with Players International, Inc. Complete details related to the Players International, Inc. transactions are disclosed in the Company's 2000 Form 10-K filed with the Securities and Exchange Commission.

      For the three months ended March 31, 2001, net other expenses were $14,257,000. The majority of the loss is related to equity losses from InterWorld Corporation ("InterWorld"), Alistia, Inc. and TechTrader.

      Income (loss) from continuing operations before provision (benefit) for income tax:

      Income (loss) from continuing operations before provision for income tax was a loss of $43,771,000 for the 2001 nine months compared with income of $10,043,000 for the 2000 nine months. For the 2001 three months and 2000 three months, the pretax results were a loss of $25,594,000 compared with a loss of $2,783,000. The variances for both of the 2001 periods are due mostly to the impairments on certain Technology-Related Business investments, the allowances for accounts and notes receivable, higher general and administrative expenses and the items in other income (expenses) previously discussed.

      Income taxes:

      Effective income tax rates for the 2001 three and nine months are lower due to a deferred income tax allowance of $4,850,000 established by the Company. Net income (loss):

      Net income (loss) for the 2001 nine months was a loss of $22,640,000 compared with net income of $6,781,000 for the 2000 nine months. The 2001 nine month results reflect the equity losses, asset impairments, and bad debt provision, which are partially offset by the gain from the sale of the route operations, while the 2000 nine months were largely the result of the nonrecurring gains related to the previously discussed Players International, Inc. transactions.

      Net losses from continuing operations for the 2001 three months and 2000 three months were $22,771,000 and $1,670,000, respectively. The large increase between the two periods is due primarily to the equity losses and bad debt provisions recognized in the 2001 three months.

Capital Resources and Liquidity

      Liquidity:

      Cash and cash equivalents at March 31, 2001 totaled $29,911,000 and marketable securities were $26,576,000, providing the Company with $56,487,000 of liquidity to support ongoing operations and continue its investment strategy. At March 31, 2001, the Company did not have any revenue sources other than earnings on its cash and securities.

      On January 4, 2001, the Board of Directors authorized the repurchase of up to 1,000,000 shares of common stock. Repurchases under this program as of April 27, 2001 were 370,294 shares for an aggregate cost of $1,872,000. In addition, 80,000 shares with an aggregate cost of $405,000 were repurchased in the current year under a separate, now terminated, program.

      On October 12, 2000, J Net and InterWorld entered into a definitive Securities Purchase Agreement (the "Purchase Agreement"). Pursuant to the terms of the Purchase Agreement, J Net purchased $20 million in aggregate principal amount of Series A Preferred Stock of InterWorld on November 10, 2000. On April 19, 2001, J Net and InterWorld announced that under certain provisions contained in the Purchase Agreement, J Net would redeem the Series A Preferred Stock for common stock of InterWorld. After such redemption, J Net will own more than 92% of InterWorld and will be its controlling shareholder.

      On October 12, 2000, J Net, on behalf of Venture I, entered into a Loan Assumption and Forbearance Agreement with Michael Donahue, Vice Chairman of InterWorld. Such agreement was modified on April 6, 2001. The loan, as amended, has a face value of $12,445,000 and bears interest at 8% per annum. The loan is secured by 4,270,406 shares of InterWorld common stock and other assets of Mr. Donahue. In March 2001, the Company made a book reserve against the loan to reflect the actual market value of the assets securing the loan.

      The Company raised $27,750,000 through the issuance of Notes between June 2000 and October 2000. As a result of this placement, management believes its resources are sufficient to fund its commitment to Venture I, InterWorld and other investees and operations. With respect to the Company's commitments of $55 million to Venture I, approximately $32 million has been invested on behalf of the fund as of March 31, 2001.

      Cash Flows:

      J Net's principle sources of cash for the 2001 nine months consisted of $12,250,000 received from the issuance of notes, and its available cash and marketable securities, which were $56,487,000 at March 31, 2001.

      Net cash used in investing activities for the 2001 three months consisted of $67,924,000 of investments in Technology-Related Businesses, investments in Mariner Partners, L.P. and notes receivable offset by proceeds received from the sale of the route operations of $35,815,000.

      While it is anticipated that InterWorld will require additional funds to support their operations, recent reductions in operating expenses should minimize the need for incremental cash. InterWorld's operating expenses during the most recent quarter were roughly half those of the preceding quarter. InterWorld's cost structure is continually being re-evaluated for savings. J Net has received various inquiries from potential partners in InterWorld and intends to continue those discussions. Management believes the Company maintains adequate resources to complete and implement its business plan with InterWorld. It is expected that InterWorld will begin to provide positive cash flow in the next calendar year.

      Recently Issued Accounting Standards:

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 clarifies existing accounting principles related to revenue recognition in financial statements. The Company is required to comply with the provisions of SAB 101 in its fiscal year ending June 30, 2001. Based upon the current nature of the Company's continuing operations, management does not believe that SAB 101 will have a significant impact on the Company's results of operations.

Factors Which May Affect Future Results

      With its change in business strategy, the Company is operating in a significantly different environment involving a number of risks and uncertainties. Some factors including, but not limited to the following, may affect the Company's future results of operations: (1) the Company's ability to successfully execute its new business model; (2) the development of the internet and the infrastructure that supports it; (3) the Company's success may depend greatly on increased use of the internet by businesses and individuals; (4) the ability of the Company's investees to compete against direct and indirect competitors; (5) the Company's ability to acquire interests in additional Technology-Related Businesses; (6) the ability of the Company's investees to raise additional capital; and (7) changes in the market for securities of Technology-Related Businesses in general and for initial public offerings of internet companies in particular.

      By their very nature, the entities in which the Company has and will be investing capital will be in an earlier stage of development and maturity, and therefore a higher level of risk and reward. Except for the proposed transactions with InterWorld (See Note 3 of Notes to Condensed Consolidated Financial Statements), all of the Company's investments in Technology-Related Businesses are in nonpublic companies. Substantially all such companies are development stage companies and are presently incurring operating losses. There can be no assurance that such companies will generate operating income in the future.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

      The Company is generally exposed to market risk from adverse changes in interest rates. The Company's interest income is affected by changes in the general level of U.S. interest rates. Changes in U.S. interest rates could affect interest earned on the Company's cash equivalents, debt instruments and money market funds. A majority of the interest earning instruments earns a fixed rate of interest over short periods (7-35 days). Based upon the invested balances at March 31, 2001, a 10% change in interest rates would change pretax interest income by approximately $280,000 per year. Therefore, the Company does not anticipate that exposure to interest rate market risk will have a material impact on the Company due to the nature of the Company's investments.

      From June 2000 through October 2, 2000, the Company raised approximately $28 million from the issuance of unregistered 8% convertible subordinated notes ("the Notes"). The principal amount of the Notes is payable on March 31, 2007 and bears interest at 8% per annum, payable on a quarterly basis. For financial statement purposes, certain of the Notes were deemed to have been beneficially converted, as the conversion feature was in-the-money at the commitment date. The Company has calculated the beneficial conversion feature as the difference between the fair value of the common stock at the commitment date and the initial conversion price, multiplied by the number of shares into which the debt is convertible. Approximately $3.9 million of the proceeds from issuance of the Notes, equal to the intrinsic value, has been recorded as debt discount and allocated to additional paid-in capital. Management believes that the carrying value of the Notes approximates fair value as of March 31, 2001.

      On July 1, 2000, the Company adopted SFAS 133. The Company has one derivative instrument in the form of warrants to purchase common stock in a nonpublic company. There is currently no public market for these warrants. A 10% change in the value of the warrants based upon the Company's valuation of the warrants using Black Scholes valuation techniques would affect earnings by $160,000.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            10.31 Stock Purchase Agreement by and between InterWorld Corporation and J Net Enterprises, Inc. dated January 25, 2001. (A)

            10.32       Stand-By Purchase Agreement dated January 25, 2001. (A)

            10.33       Amended and Restated Loan Assumption and Forbearance
                        Agreement.

                        (A) Incorporated by reference to the Registrants Form 8-K filed February 2, 2001.

      (b)   Reports on Form 8-K:

      During the three months ended March 31, 2001, no reports were filed on Form 8-K.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        J NET ENTERPRISES, INC.
                                              (Registrant)


                                        By: /s/ Steven L. Korby
                                        ----------------------------------------
                                        STEVEN L. KORBY
                                        Executive Vice President and
                                        Chief Financial Officer

Date: May 15, 2001