Form 10-K
period 2001-06-30
J NET ENTERPRISES INC
filed 2001-10-16
CIK 351903

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended June 30, 2001
                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to____________

     Commission File Number 1-9728

                           J NET ENTERPRISES, INC.
___________________________________________________________________________

          Exact name of registrant as specified in its charter

                   Nevada                                88-0169922
_______________________________________________       _________________
State or other jurisdiction of incorporation or        I.R.S. Employer
organization                                          Identification No.

4020 Lake Creek Drive, #100, Wilson, Wyoming                83014
____________________________________________               ________
Address of principal executive offices                     Zip Code

Registrant's telephone number, including area code:     (307) 739-8603
                                                         _____________

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
               Title of each class                    on which registered
______________________________________________       _______________________
Common Stock - Par value $.01 per share, which       New York Stock Exchange
includes certain preferred stock purchase rights

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days:  Yes       No  x
                                                    ____     ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K:    x
                               ___

As of September 28, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $30,871,800.

As of September 28, 2001, there were 8,524,552 shares of the Registrant's common stock outstanding.

                  DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

                                PART I

Item 1.  Business
         ________

J Net Enterprises, Inc. ("J Net" or the "Company") is a technology holding company with concentrated investments in enterprise software and technology infrastructure companies (the "Technology-Related Businesses"). The Company's assets consist primarily of cash and investments.

On May 22, 2001, J Net completed the acquisition of InterWorld Corporation ("InterWorld"). This acquisition was the result of several actions beginning with a $20,000,000 purchase of mandatorily redeemable Series A Preferred Stock (the "Preferred Stock") from InterWorld in November 2000. In April 2001, when the redemption of the Preferred Stock became due, J Net agreed to accept common stock of InterWorld equal to 94.6% of the total issued and outstanding shares in satisfaction of the Preferred Stock redemption obligation. On June 29, 2001, in a transaction related to foreclosure of a loan, J Net received additional shares of InterWorld's common stock which increased total ownership to 95.3% of InterWorld's issued and outstanding common stock which was their only equity security outstanding. As a result of the acquisition, InterWorld represents the most significant investment of the Company.

J Net also holds minority investments in other technology companies including, but not limited to, systems development and software companies. The investments are held directly by the Company, or by J Net Ventures I, LLC (the "Fund" or "Ventures I"), a fund owned and managed by the Company. The Fund was created in March 2000 and the Company anticipated contributions of $55,000,000 to the Fund at formation. As of June 30, 2001, investments totaling approximately $34,000,000 had been made on behalf of the Fund. As a result of the changes in market conditions with respect to Technology-Related Businesses and the significance of the InterWorld transaction described above, J Net has suspended its minority investment strategy and concentrated its efforts and financial resources on InterWorld.

Prior to March 2000, when the Company began emphasizing technology-related activities, J Net was named Jackpot Enterprises, Inc. ("Jackpot") and was engaged, through various subsidiaries, in the gaming industry for over 30 years. At the time the strategic decisions were made to become a technology focused investment company, Jackpot was one of the largest gaming machine route operations (the "Route Operations") in the state of Nevada. In July 2000, the Company executed a definitive agreement to sell the Route Operations. The sale, which was subject to regulatory approvals and other customary closing conditions, was completed on November 22, 2000. Because of the sale, the results of the Route Operations in this Annual Report on Form 10-K for the fiscal year ended June 30, 2001 (this "Form 10-K") are presented as discontinued operations.

Company Investments
___________________

Since its transition strategy to a technology-related business holding company, the Company has completed several transactions. As a result of these transactions, the focus of the Company, while still technology based, has been refined to accommodate the accumulated portfolio and adjust to adverse market conditions which have impacted technology businesses significantly.

During the period of March 2000 through November 2000, the Company and its affiliates invested approximately $54,000,000 in securities and other financial instruments of eleven companies in various technology-related businesses. Additional investments since that time have been limited to working capital funding to InterWorld Corporation and, to a far lesser extent, other investments where either a remaining funding obligation existed or further investment was warranted.

The Company, along with other peers involved in technology related investments, has been exposed to significant changes in market valuations. The Nasdaq Composite Index, a measure used by The Nasdaq Stock Market, a United States stock exchange which trades securities of many publicly traded technology companies, declined more than 45% between June 2000 and June 2001 and more than 62% between June 2000 and September 2001. More specific technology-related indexes, such as the Philadelphia Semiconductor Index and the Amex Internet Index have declined by 62% and 79%, respectively, between the June 2000 and September 2001 time period.

The aforementioned indexes are based on publicly traded companies. With the exception of InterWorld, the Company's investments in technology-related businesses are in non public companies. While valuations of non public companies may be measured against the performance of public companies, non public companies generally become less liquid in the marketplace and may endure more difficulty accessing additional capital when the public markets perform poorly.

As a result of recent market performance and related reductions in valuations, the Company's investments in technology-related businesses during 2001 decreased substantially. In some cases, the businesses were not successful and the entire investment was lost. Many of the investments that survived experienced significant decreases in their value. The Company regularly analyzes the value of such investments. As of June 30, 2001, management's analysis of it's portfolio indicated that value remained in three investments: its InterWorld subsidiary and minority interest investments in eStara, Inc. and Tellme Networks, Inc. The remaining investments were sold, abandoned, or impaired. While the data of many research firms indicates a substantial market exists for products and services of technology focused companies, the timing for consumer adoption and the performance of the public markets make it difficult to predict the outcome of these remaining investments. Although these investments remain active, there can be no assurance that market valuations will increase, or that the Company will provide additional capital, if available.

The Company, like many other businesses, is in the process of evaluating the impact that the tragic events of September 11, 2001 will have on its business. At this point in time it is too early to predict what the economic and business consequences will be. At InterWorld, management has indicated initial hesitancy on the part of some clients and prospective clients to move forward with new e-commerce initiatives. This could result in a delay or reduction in revenue.

A summary and status of each investment made by the Company as of June 30, 2001 follows:

InterWorld Corporation. InterWorld is a provider of integrated enterprise commerce software solutions. Its products include software that addresses customer relationship management, supplier relationship management, sales channel management and business intelligence for companies in the retail, manufacturing, distribution, telecommunications and transportation industries.

As of June 30, 2001, J Net owned 95.3% of the common stock of InterWorld. Two directors and an officer of J Net are members of InterWorld's Board of Directors. The Company provides working capital to InterWorld under a $20,000,000 secured credit facility which allows InterWorld to request periodic advances. Advances, which are made solely at J Net's discretion, are secured by all of the assets, including intellectual property, of InterWorld. Total advances were $3,000,000 as of June 30, 2001 and $12,350,000 as of September 30, 2001. InterWorld relies on advances from this facility to fund its operations.

J Net is evaluating its current ownership interest in InterWorld and is exploring a number of strategic alternatives including, but not limited to, seeking a strategic partner to provide additional funding, pursuing a possible sale, or terminating the businesses operations.

InterWorld's applications, components and tools are based on its Process-Centric architecture, which enables medium and large-sized companies to maximize returns on investments ("ROI") in information technology. InterWorld's open software solutions are designed to assist its clients to increase customer profitability, efficiency and satisfaction by allowing a business to enhance selling opportunities, manage complex sales channels, orchestrate sophisticated marketing campaigns, leverage and integrate disparate technology systems, capture and rapidly respond to critical business intelligence and facilitate complex business process interactions among its customers, vendors and partners.

Additionally, the software solutions are designed to help companies:

     . Get to market quickly with e-business initiatives by offering over 600 ready-to-deploy e-business processes, which can save companies thousands of hours of costly development work.

     . Automate customer relationship management and sales and support processes, which enable companies to continuously update and improve these processes across multiple channels, including the World Wide Web, point-of-sale, call center, and wireless marketplaces.

     . Achieve lower total-cost-of-ownership with InterWorld's Process Centric approach, which is easily adaptable and designed to facilitate dynamic business and technology changes. These solutions also reduce the need for proprietary development through support of industry standards such as XML, CIF, BizTalk and Rosetta Net.

     . Improve profitability and deepen understanding of their business by utilizing their sophisticated business intelligence application. The software facilitates enterprise-wide collaboration enabling companies to quickly and simply gather and act on business intelligence, without the need for technical support.

     . Facilitate enterprise integration through pre-built software adaptors that easily connect multiple back-office systems, sales channels, digital marketplaces and business trading partners. In addition, InterWorld's enterprise integration capabilities enable a company to continue to use existing legacy systems, rather than forcing a company to buy or build new systems from scratch.

The focus on ROI is particularly important in today's economic climate as capital, once readily available to build an entirely new application, is now limited. Increasingly, companies are demanding that their suppliers and vendors offer them the option to do business online. Given the high costs associated with information technology, companies need to ensure that their investments will lead to enhanced profitability. To drive profitability, companies must not only understand buying trends of their customers, they must also be in a position to act on these trends. Further, companies must be able to collaborate on an enterprise-wide basis as well as with their customers and suppliers to sustain growth and remain competitive.

In September 2001, InterWorld announced the completion of its new Commerce Exchange 5.0 version ("Version 5.0") of its software product. The new version runs on the industry standard J2EE server and is backward compatible with prior releases. In addition to Version 5.0, InterWorld introduced a new marketing strategy to promote purchases of the new product.

To complement and extend its solutions, InterWorld has partnered with some of the world's leading consulting and technology companies such as Ariba, Andersen, Deloitte & Touche, NCR Corp., PricewaterhouseCoopers, Sun and webMethods. Interworld customers include, among others, Ann Taylor, Brooks Brothers, Crane Co., IKON Office Solutions, MSC Industrial Direct, Oki Data Americas, Verizon and Walt Disney Internet Group.

Meister Brothers Investments, LLC ("MBI"). The Company acquired a 1% controlling interest in a transaction involving a combination of put and call agreements on March 1, 2000. MBI held a portfolio of technology-focused investments in the form of preferred stock and equivalents in nine technology companies. The Fund also made further investments in two of the companies, Carta, Inc. and CyberBills, Inc., which are discussed more fully below.

On September 28, 2001, the Company terminated its remaining obligation under the Put Agreement resulting in the acquisition of the remaining 99% of the MBI portfolio. This transaction was done in connection with the termination by the Company of the employment of the Co-Presidents of the Manager of the fund.

As part of the regular periodic analysis performed by management during fiscal 2001, it was determined that due to the declines in markets, the companies within the MBI portfolio had no value and impairments of $2,500,000 ($25,000 net to the Company) were recorded.

Digital Boardwalk, LLC ("Digital"). The Company's investment in Digital, an e-services company, was sold in April 2001. Losses from the operations and sale during the time the Company held the investment were approximately $5,000,000, which included the Company's initial investment of $3,000,000 in cash and $1,767,000 in J Net common stock in March 2000, and a $250,000 working capital loan made during 2001.

TechTrader, Inc. ("TechTrader"). The Company held an investment in TechTrader until June 2001, when it declared the investment worthless. The initial investment consisted of $6,000,000 in cash and $2,488,000 in J
Net common stock occurred in March 2000 and was written off in June 2001.

Ventures I. The Company anticipated a $55,000,000 contribution to Ventures I in March 2000. As previously discussed, such contribution is presently being evaluated as part of management's analysis of continued funding to InterWorld. As of September 30, 2001, approximately $34,000,000 had been invested by the Company on behalf of Ventures I. The following is a description of the major investments made by Ventures I.

     . Jasmine Networks, Inc. ("Jasmine") develops high-speed, multi-service optical switches for next generation networks. Jasmine's vision is to effectively utilize the existing fiber-optic infrastructure to deliver more bandwidth and multiple services at light speed.

        In August 2000, Ventures I invested $5,000,000 in Series C Preferred Stock in a financing of over $80,000,000. The Series C financing also included investments by Baker Capital Group, as lead investor, Gilbert Global Equity, the Optical Capital Group and other investors. A representative of the Company serves on Jasmine's board of directors.

        As of June 30, 2001, Jasmine was actively engaged in negotiations to sell a division of its company to a third party at a value which would represent a discount to the original investment. In addition, other events which transpired in August and September, including the loss of a significant customer, resulted in J Net recording an impairment for its entire $5,000,000 investment as of June 30, 2001.

     . Strategic Data Corp. ("SDC") provides clients real time ad optimization technology which allows SDC's clients to identify who their most valuable customers are and immediately deliver to them targeted content, product recommendations, and marketing messages.

        Ventures I invested $850,000 of the $5,000,000 Series B Preferred Stock financing completed in May 2000. Also participating in the financing were Bear Stearns Constellation Ventures Fund and Smart Technology Ventures Fund.

        In May 2001, an additional $250,000 was invested in SDC.

        Management's analysis of SDC's business model, which relies on Internet advertising, resulted in an impairment of its $1,100,000 investment as of June 30, 2001.

     . Tellme Networks, Inc. ("Tellme") provides voice driven interactive services to consumers and businesses. Tellme enables users, through voice-recognition and speech-synthesis, to utilize any telephone to access the Internet and listen to online information.

        Investors in Tellme include The Barksdale Group, Benchmark Capital, Kleiner Perkins Caufield & Byers and AT&T. In September 2000, Ventures I invested $2,000,000 in Tellme, representing less than 2% of the total capital raised. Based on Tellme's positive financial condition (approximately $90,000,000 in cash as of June 30, 2001) and its current and projected cash utilization, Management believes the original $2,000,000 investment represents the lower of cost or market at June 30, 2001.

     . eStara, Inc. ("eStara") eStara provides voice communications technology that enables on-line customers to talk with e-business providers over the Internet. The Company funded $2,665,000 of a $4,000,000 commitment to eStara's $15,000,000 Series B round of financing in September 2000. The remaining commitment was funded in July 2001 under revised terms, which included a new series of stock at substantially lower valuations than the original contribution.
        As a result of the lower valuations, a $1,375,000 partial impairment to the original investment was recorded as of June 30, 2001 to reflect the overall value of the Company's investment on a consistent basis. eStara is a non public development stage company. The Company uses the cost method to account for this investment.

     . CyberBills, Inc. ("CyberBills") provides electronic bill presentment and payment and enables customers to view, manage and pay their bills online, whether the bills are in paper or electronic format.

        The Series A Preferred Stock financing of CyberBills, in which neither MBI or Ventures I participated, occurred in 1998 and was led by Dotcom Ventures and Online Ventures. The Series B Preferred Stock financing occurred in 1999 and such financing raised $12,500,000. Intuit and Vertex Management were the lead participants in the Series B Preferred Stock financing. MBI also participated in the Series B financing. In March 2000, Ventures I invested $3,000,000 in the $28,000,000 Series C Preferred Stock financing led by GE Capital. Other participants in the Series C round included Texaco, Inc. and J Seligman.

        In June 2001, the assets of CyberBills were sold. It is expected that the Series C shareholders will receive approximately 10% of their original investment in connection with such sale.

     . Alistia, Inc. ("Alistia") is a web based direct marketing integration company that focuses on business-to-business information, analysis and communication.

        In May 2000, Ventures I invested $2,000,000 in the Series A Preferred Stock financing of $5,000,000. The other participant in the Series A financing was Arch Ventures. A representative of the Company served on Alistia's board of directors.

        On May 8, 2001, the Fund participated in a second round financing in Alistia, Inc., of Redeemable Preferred Stock (the "Series B Stock") with a separate group of investors. The Series B stock is senior in liquidation to the Series A Preferred Stock. The funding of the Series B Stock included two separate closings. The Company's share, assuming completion of both closings, was 13.6% of a $5,000,000 placement in the Series B Stock. The first closing, representing the issuance of 5,615,440 shares, occurred on May 8, 2001. The Company funded $480,000, or 60% of the $800,000 committed at the first closing. The second closing, consisting of an additional 4,362,285 shares, was contingent on Alistia meeting certain operating and financial targets. In June 2001, Alistia notified its Board of Directors and investors that the performance targets specified in the Series B Stock would not be attained thereby nullifying any further funding obligation. Alistia is presently in the process of liquidation and the Company has recognized equity accounting losses and impairment provisions for the full $2,480,000 invested in Alistia.

     . Carta, Inc. ("Carta") provided systems integration, application development services and products and strategy consulting for state, county, municipal and local governments in the United States.

        In May 2000, Ventures I, along with Millenium Technology Ventures, an affiliate of the Blackstone Group ("Millenium"), co-led an $8,000,000 convertible bridge note financing. The Company's share of the financing was $4,000,000. A representative of the Company served on Carta's board of directors.

        The management of Carta elected to terminate operations and liquidate in favor of its creditors in February 2001 and the entire $4,000,000 investment was expensed.

Discontinued Operations
_______________________

Prior to the Company's change in business strategy to a technology-related holding company, the Company had been actively engaged, through its subsidiaries, in the gaming industry for over 30 years.

In connection with this change in strategy, the Company retained the investment banking firm of Koffler & Company to advise the Company on the disposition of its gaming business segment. During the quarter ended June 30, 2000, management formalized its plan to sell the Route Operations and commenced activities to dispose of the subsidiaries identified with that segment. On July 8, 2000, the Company entered into a definitive agreement to sell its Route Operations. The sale (which was for $38,000,000 in cash) closed on November 22, 2000. All of the operations and related gain from the sales transaction have been reported as discontinued operations in this Form 10-K. Readers are also encouraged to refer to prior Form 10-K's for more detailed discussions associated with these operations.

Industry Background
___________________

Advances in technology and the increasing use of the Internet as a tool for communications, information sharing and the conduct of commerce is the basis for the investment strategy used by J Net. Despite the recent reductions in capital and information technology spending, projections by many research firms indicate growth in technology products and services.

The Company's subsidiary, InterWorld, is active in a market segment described by AMR Research as Enterprise Commerce Management ("ECM"). The range of capabilities from InterWorld's flagship product, Commerce Exchange 5.0, is extensive, from automated transaction processing and customer service to sophisticated private trading exchanges and portals.

AMR predicts the market for ECM applications including commerce solutions, application servers and tools, middleware and other products will exceed $27 billion by the end of 2001.

The Company, along with other peers involved in technology-related investments, has been exposed to significant changes in market valuations. The Nasdaq Composite Index, a measure used by The Nasdaq Stock Market, a United States stock exchange which trades securities of many publicly traded technology companies, declined more than 45% between June 2000 and June 2001 and more than 62% between June 2000 and September 2001. More specific technology-related indexes, such as the Philadelphia Semiconductor Index and the Amex Internet Index have declined by 62% and 79%, respectively, between the June 2000 and September 2001 time period.

Intellectual Property Rights
____________________________

J Net relies on a combination of trade secret, nondisclosure and other contractual arrangements, and copyright and trademark laws, to protect proprietary rights. Where possible we will enter into confidentiality agreements with our employees, and will generally require that consultants and clients enter into such agreements and limit access to and distribution of proprietary information. It cannot be assured that the steps taken by the Company in this regard will be adequate to deter misappropriation of proprietary information or that unauthorized use will be detected and the appropriate steps will be taken to enforce intellectual property rights.

InterWorld currently owns one U.S. patent relating to its product architecture and technology. While the patent is believed to be valid, it may be challenged, invalidated or circumvented. Moreover, the rights granted under any patent issued to the Company, its subsidiaries or investees under licensing agreements may not provide competitive advantages. Due to the rapid pace of technological innovation for e-business solutions, the ability to establish and maintain a position of technology leadership in the industry is dependent more on the skills of development personnel than upon the legal protections for existing technologies.

Agreements with employees, consultants and others who participate in the development of InterWorld software or products developed by the companies in which J Net holds an investment, may be breached and there may not be adequate remedies for any breach. In addition, trade secrets may otherwise become known to or independently developed by competitors. Furthermore, efforts to protect proprietary technology may fail to prevent the development and design by others of products or technology similar to or competitive with those developed by J Net's Technology-Related Businesses.

Employees
_________

As of June 30, 2001, J Net employed 14 persons, a substantial number of whom are management personnel. InterWorld employed approximately 260 persons as of June 30, 2001. None of J Net's or InterWorld's employees are covered by a collective bargaining agreement and both companies believe that they have satisfactory employee relations.

In February 2001, Steven L. Korby, J Net's Executive Vice President and Chief Financial Officer ("CFO") was appointed to a similar role at InterWorld. Since that time, Mr. Korby has served as CFO for both the Company and InterWorld. Mr. Korby's compensation and other employment costs are shared, on a time-spent basis, between J Net and InterWorld.

On September 28, 2001, the Co-Presidents of the Manager of Ventures I entered into termination agreements with the Company. The agreements, structured as contract settlements, contained severance provisions, which were paid on September 28, 2001.

Regulation and Licensing Requirements of Discontinued Operations
________________________________________________________________

As a condition of the sale of the assets associated with the discontinued operations, the Company was required to maintain licenses in the state of Nevada in order to conduct gaming operations and obtain approvals from various state of Nevada agencies in order to sell the stock of the subsidiaries conducting the gaming operations.

All such approvals were obtained prior to November 22, 2000, the effective date of the sale of the Route Operations.

Specific information regarding these regulations can be obtained by referring to the Company's Form 10-K's for prior fiscal years.

Item 2.  Properties
         __________

J Net's corporate headquarters are currently located in Wilson, Wyoming under a month-to-month lease. J Net also conducts Ventures I and certain corporate affairs in offices in New York, New York with approximately 8,500 square feet under a lease which expires in 2010, and in Plano, Texas with approximately 3,000 square feet under a lease which expires in 2003.

The Company's subsidiary, InterWorld, has its principal offices in New York, New York in approximately 112,000 square feet of leased office space. The lease at this facility expires in 2015. Approximately 37% of the space is subleased to an unrelated party. InterWorld also rents office space in other cities in the United States and in other countries for sales and customer support.

J Net owns land and improvements in Wellington, Florida, which is held for sale. The property was acquired as a result of foreclosure actions taken on a loan, which was held by the Ventures I subsidiary.

Item 3.  Legal Proceedings
         _________________

As of June 30, 2001, J Net did not have any litigation pending or threatening, or other claims filed against the Company or its subsidiaries, including InterWorld.

On March 8, 2001, as amended on May 29, 2001, InterWorld received notice that the Securities and Exchange Commission (the "Commission") commenced a formal order directing a private investigation by the Commission with respect to whether InterWorld engaged in violations of Federal Securities Laws as it relates to InterWorld's financial statements, as well as its accounting practices and policies. Also under review by the Commission is certain trading in InterWorld stock. All the above events are related to periods prior to the Company's common stock ownership in InterWorld.

The investigation is confidential and the Commission has advised that the investigation should not be construed as an indication by the Commission or its staff that any violation of law has occurred nor should the investigation be construed as an adverse reflection on any person, entity or security.

The investigation is ongoing and InterWorld is fully cooperating with the Commission.

Item 4.  Submission of Matters to a Vote of Security Holders
         ___________________________________________________

Not applicable.

Item 4A.  Executive Officers of the Registrant
          ____________________________________
                                                             Year Became an
       Name            Age           Position               Executive Officer
_________________      ___      ___________________________ _________________

Allan R. Tessler       65       Chief Executive Officer            2000
                                and Chairman of the Board

Mark W. Hobbs          45       President and Chief
                                Operating Officer                  2000

Steven L. Korby        55       Executive Vice President
                                and Chief Financial Officer        2000

Allan R. Tessler has served as Chief Executive Officer and Chairman of the Board since March 2000 and May 1994, respectively, and has been a director of J Net since 1980. Mr. Tessler also served as Secretary of J Net from 1980 through August 1993. He has been Chairman and Chief Executive Officer of International Financial Group, Inc., an international merchant banking firm, since 1987. He was Co-Chairman and Co-Chief Executive Officer of Interactive Data Corporation (formerly Data Broadcasting Corporation), a securities market data supplier, from June 1992 through February 2000. Mr. Tessler was Chairman of the Board of Enhance Financial Services, Inc., an insurance holding company, since 1986, and was Chairman of the Board of Great Dane Holdings Inc., a diversified holding company, from 1987 through December 1996. He is also a director of The Limited, Inc., Interactive Data Corporation and Allis-Chalmers Corporation. Mr. Tessler has been a director of InterWorld Corporation since November 2000 and Chairman of the Board of InterWorld since February 2001.

Mark W. Hobbs joined J Net as President and Chief Operating Officer in June 2000. From 1995 through his appointment to J Net, Mr. Hobbs was a partner in Mariner Investment Group, a private money management and hedge fund operation that had approximately $500,000,000 under management. Prior to Mariner, Mr. Hobbs was involved in private investing and financial consulting from 1991 to 1995. From 1982 to 1991, Mr. Hobbs was President of Rosewood Financial, Inc., a private investment management company. Mr. Hobbs has been a director of InterWorld since February 2001.

Steven L. Korby was appointed Executive Vice President and Chief Financial Officer in June 2000. From April 1999 through his appointment with J Net, Mr. Korby was engaged in a private investment and consulting business. From February 1998 through March 1999, Mr. Korby was Executive Vice President and Chief Financial Officer of The Cerplex Group, Inc., a provider of repair and logistics services, and spare parts sourcing and service management for manufacturers of computer, communications and electronic office equipment. From 1995 through 1997, Mr. Korby was Executive Vice President and Chief Financial Officer of Greyhound Lines, Inc., a nationwide intercity bus company. Prior to that and from 1983, Mr. Korby was Executive Vice President and Chief Financial Officer of Neodata Services, Inc. and its predecessors, a direct marketing services company. In addition to his role at J Net, Mr. Korby was appointed Executive Vice President, Chief Financial Officer and Treasurer of InterWorld in February 2001.

                                  PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         _____________________________________________________________
         Matters
         _______

J Net's common stock, par value $.01 per share (the "Common Stock"), is listed on the New York Stock Exchange (NYSE) under the trading symbol "J". The following table sets forth the range of high and low prices for shares of the Common Stock for the fiscal quarters indicated, as furnished by the NYSE. No cash dividends were paid during those fiscal quarters. Future payment of quarterly cash dividends, if any, is subject to periodic review and reconsideration by J Net's Board of Directors (the "Board").

                            J NET COMMON STOCK
____________________________________________________________________
                                               High       Low
____________________________________________________________________
Fiscal 2000
    First Quarter                             $10.00     $ 7.63
    Second Quarter                             10.25       7.75
    Third Quarter                              21.50       7.88
    Fourth Quarter                             16.50      10.19
____________________________________________________________________
Fiscal 2001
    First Quarter                             $12.88     $ 8.94
    Second Quarter                              9.50       4.81
    Third Quarter                               6.98       4.56
    Fourth Quarter                              5.10       3.20
____________________________________________________________________
Fiscal 2002
    First quarter                            $  4.60     $ 2.75
____________________________________________________________________

As of September 28, 2001 there were 1,286 holders of record of J Net's Common Stock. The number of holders of record of J Net's Common Stock on September 28, 2001 was computed by a count of record holders.

On October 10, 2001, the last reported sale price of J Net's common stock on the NYSE was $3.99.

Item 6.  Selected Financial Data
         _______________________

The following consolidated financial data includes InterWorld's operating results for the period beginning May 2001 and ending June 30, 2001 as well as InterWorld's Balance Sheet as of June 30, 2001. On July 8, 2000, the Company entered into a definitive agreement to sell its Route Operations. As a result of the sale, the financial position and results of operations of the Route Operations have been reported as discontinued operations. The following information has been derived from J Net's consolidated financial statements. In accordance with accounting principles generally accepted in the United States applicable to discontinued operations, certain data in the table below has been reclassified to reflect the Route Operations as discontinued.

                                  Years Ended June 30,
                   _________________________________________________________
                      2001        2000         1999         1998       1997
                   _________    ________     _________     ______     ______
                     (Dollars and shares in thousands, except per share data) OPERATING DATA:

Income (loss)from
  continuing
  operations (a)   $(61,449)    $  6,295(b)   $  (978)     $ (194)   $  (764)
____________________________________________________________________________
Income from
  discontinued
  operations       $  12,754 (c)$    346      $ 5,581     $ 7,407    $ 8,608
____________________________________________________________________________
Net income
  (loss) (a)       $(48,695)    $  6,641      $ 4,603     $  7,213   $ 7,844
____________________________________________________________________________
Basic earnings
   (loss)per
   share from
   continuing
   operations      $  (6.95)    $    .73      $  (.11)    $   (.02)  $  (.08)
____________________________________________________________________________
Diluted earnings
  (loss)per share
  from continuing
  operations       $  (6.95)    $    .71      $  (.11)    $   (.02)  $  (.08)
____________________________________________________________________________
Dividends declared
  per share        $      -     $      -      $     -     $      -   $   .16
____________________________________________________________________________
Average common
  shares
  outstanding         8,839        8,674        8,641       8,991      9,237
____________________________________________________________________________
Average common
  shares and
  common share
  equivalents
  outstanding         8,839        8,987        8,641       8,991      9,237
____________________________________________________________________________
BALANCE SHEET DATA
(at end of period):

Cash and cash
  equivalents      $ 24,272     $ 60,090      $44,137     $46,775    $44,445
____________________________________________________________________________
Short-term
  investments      $ 27,381     $      -      $     -     $     -    $     -
____________________________________________________________________________
Total assets       $ 77,413     $104,735      $77,721     $72,506    $70,116
____________________________________________________________________________
Long-term debt     $ 27,750     $ 12,750      $     -     $     -    $     -
____________________________________________________________________________
Stockholders'
  equity           $ 38,486     $ 87,910      $74,614     $70,871    $67,281
____________________________________________________________________________

(a) For the periods presented above, Route Operations, which was J Net's only business segment through February 2000, generated 100% of the Company's revenues. The Company's Technology-Related Businesses segment, which the Company began operating in March 2000, did not generate any operating revenues in fiscal 2000. Revenues from the Technology-Related Businesses in fiscal 2001 are derived solely through the Company's InterWorld subsidiary.

     The losses from continuing operations and net loss in 2001 are due primarily to impairments of investments and losses on sales of certain investments of $24,281,000, equity method losses of $26,121,000, and $5,814,000 of consolidated losses attributable to the operations of InterWorld for May and June 2001.

(b)  Includes a net fee earned of $11,116,000 from a terminated merger.

(c) Represents an after tax gain from sale of $13,004,000 less a $250,000 after tax loss from operations.

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

The risks and uncertainties that may affect the operations, performance, development and results of the Company's Technology-Related Businesses include, but are not limited to, the ability of the Company to identify and negotiate on terms acceptable to the Company an acquisition of a systems development or other internet infrastructure company and the ability to successfully integrate and grow such business if acquired and the success of those entities in which the Company has invested, the ability of those entities, in which the Company has existing minority investments, to raise additional capital on terms that such entities find attractive to themselves and to the Company or to otherwise monetize their securities.

The Company, like many other businesses, is in the process of evaluating the impact that the tragic events of September 11, 2001 will have on its business. At this point in time it is too early to predict what the economic and business consequences will be. At InterWorld, management has indicated initial hesitancy on the part of some clients and prospective clients to move forward with new e-commerce initiatives. This could result in a delay or reduction in revenue.

Overview
________

J Net is a technology holding company with concentrated investments in enterprise software and technology infrastructure companies. The Company's assets consist primarily of cash and investments.

On May 22, 2001, J Net completed the acquisition of InterWorld. This acquisition was the result of several actions beginning with a $20,000,000 purchase of Preferred Stock from InterWorld in November 2000. In April 2001, when the redemption of the Preferred Stock became due, J Net agreed to accept common stock of InterWorld equal to 94.6% of the total issued and outstanding shares in satisfaction of the Preferred Stock redemption obligation. On June 29, 2001, in a transaction related to foreclosure of a loan, J Net received additional shares of InterWorld's common stock which increased total ownership to 95.3% of InterWorld's issued and outstanding common stock which was their only equity security outstanding. As a result of the acquisition, InterWorld represents the most significant investment of the Company.

In addition to its $20,000,000 investment in Preferred Stock, the Company and InterWorld have entered into a $20,000,00 secured credit facility in the form of a promissory note. Under terms of that agreement, J Net, at its sole discretion, advances InterWorld funds to meet working capital requirements. Such advances totaled $3,000,000 at June 30, 2001 and $12,350,000 as of September 30, 2001. The advances are secured by all of the assets of InterWorld, including its intellectual property.

InterWorld requires advances under the promissory note to continue business operations. InterWorld historically operated at a loss and received a going concern opinion from its independent auditors during its previous fiscal year ending December 31, 2000. J Net has continued to fund InterWorld's operations and is currently evaluating its ownership interest in InterWorld. J Net is exploring a number of strategic alternatives including, but not limited to, seeking a strategic partner to provide additional funding for InterWorld, pursuing a possible sale, or terminating its business operations.

J Net also holds minority investments in other technology companies including, but not limited to, systems development and software companies. The investments are held directly by the Company, or by the Fund or Ventures I, a fund owned and managed by the Company. The Fund was created in March 2000 and the Company anticipated contributions of $55,000,000 to the Fund at formation. As of June 30, 2001, investments totaling approximately $34,000,000 had been made on behalf of the Fund. As a result of the changes in market conditions with respect to Technology-Related Businesses and the significance of the InterWorld transaction described above, J Net has suspended its minority investment strategy and concentrated its efforts and financial resources on InterWorld.

Prior to March 2000, when the Company began emphasizing technology-related activities, J Net was named Jackpot and was engaged, through various subsidiaries, in the gaming industry for over 30 years. At the time the strategic decisions were made to become a technology focused company, Jackpot was one of the largest Route Operations in the state of Nevada. In July 2000, the Company executed a definitive agreement to sell the Route Operations. The sale, which was subject to regulatory approvals and other customary closing conditions, was completed on November 22, 2000. Because of the sale, the results of the Route Operations in this Form 10-K for the fiscal year ended June 30, 2001 are presented as discontinued operations.

At various times during the past several years, the Company engaged in the active consideration of potential acquisitions and expansion opportunities in both the gaming and nongaming markets, including a potential acquisition of Players International, Inc. ("Players") and CRC Holdings, Inc. d/b/a Carnival Resorts & Casinos ("CRC"), a privately owned company, in 1999. The Company devoted significant management and other resources to these efforts and incurred substantial expenses in connection with such activities. The discussion that follows is based on giving retroactive effect to the discontinued operations. Since the Route Operations were sold in November 2000, the following discussion focuses on J Net's continuing operations, which consist primarily of the operations of InterWorld and activities of the parent company, its Fund Manager affiliate and fund investments for the periods discussed in this report.

Results of Operations
_____________________

The results of operations for the 2001, 2000 and 1999 fiscal years will vary significantly due to the changes in business operations and business strategy within the Company during those years. In May and June 2001, the Company completed transactions which resulted in the ownership of over 95% of the equity securities of InterWorld. In fiscal year 2000, J Net transformed its business model to a technology holding company and fund manager from its gaming machine route operations. All operations associated with the Route Operations, which were sold in November 2000, are reported as discontinued operations.

The acquisition of InterWorld has been accounted for as a step acquisition due to a series of transactions beginning in November 2000. The Company used the equity method of accounting from November 2000 until May 2001, when the consolidation method was adopted due to the acquisition of a controlling interest in InterWorld. As of June 30, 2001, the Company owned 95.3% of the Common Stock of InterWorld.

2001 Compared to 2000
_____________________

Revenues, net:

Revenues for fiscal year 2001 totaled $2,156,000 and were entirely due to InterWorld's sales of licenses, product maintenance fees and professional services for the May 5, 2001 through June 30, 2001 period. There were no revenues from continuing operations for fiscal year 2000.
Costs of revenues:

Costs of revenues, all of which were entirely attributable to InterWorld's operations through June 30, 2001, consist of royalty payments to third parties for embedded software contained in InterWorld's products, costs of product media, documentation and manufacturing These costs totaled $877,000. As with revenues, there were no costs of revenues for the fiscal year ending June 30, 2000.

Operating expense:

Total operating expenses for the twelve months ended June 30, 2001 were $47,800,000 compared with $6,770,000 for fiscal year 2000, an increase of $41,030,000. Significant components of the increase were due to impairments and losses from investments in Technology-Related Businesses of $24,281,000, bad debt expenses of $8,582,000 and operating and administrative costs of InterWorld of $7,086,000. The following table sets forth the components of the losses and impairments in fiscal year 2001 (dollars in thousands):

                        Equity
                        income  Equity
                        (loss) (loss)
                        for    for
                        year   year                                    Carrying
                        ended  ended               Impairments          value
             Original   June   June                 and losses           as of
            Acquisition  30,    30,    Goodwill     on sale in           of June
              Cost      2000   2001   Amortization     2001     Other   30, 2001
            ___________ ______ ______ _____________ ___________ _______ ________
Jasmine
Networks,
Inc.         $ 5,000    $  -   $    -    $   -       $ (5,000)  $    -   $     -
TechTrader,
Inc.           8,563     (99)   (3,247)   (407)        (4,810)       -         -
Digital
Boardwalk,
LLC            5,017     130      (627)    (19)        (4,501)       -         -
Carta, Inc.    4,000       -         -       -         (4,000)       -         -
CyberBills,
Inc.           3,186       -         -       -         (2,986)    (200)(a)     -
eStara, Inc.   2,665       -         -       -         (1,375)             1,290
Strategic
Data
Corporation    1,100       -         -       -         (1,100)       -         -
Alistia,
Inc.           2,480     (93)   (1,907)    (11)          (469)       -         -
Meister
Brothers
Investments,
LLC               40       -         -       -            (40)       -         -
InterWorld
Corporation
(b)           20,340       -   (20,340)      -              -        -         -
Tellme
Networks,
Inc.           2,000       -         -       -              -        -     2,000
             _______    ____  ________   _____       ________    _____    ______
  Total      $54,391    $(62) $(26,121)  $(437)      $(24,281)   $(200)   $3,290
             =======    ====  ========   =====       ========    =====    ======

(a) Uncollected proceeds from sale of investment, included in other current assets as of June 30, 2001.
(b)  InterWorld became a consolidated subsidiary of the Company in May 2001.

Bad debt expenses of $8,582,000 for fiscal 2001 are the result of foreclosure actions taken by the Company on a loan to Michael J. Donahue, the Chief Executive Officer and Vice Chairman of InterWorld. The Company acquired the loan from Salomon Smith Barney in October 2000 for face value of $12,445,500 in cash. Interest on the loan accrued at 8% per annum and 4,270,406 shares (prior to a 1:50 reverse stock split effective on May 4, 2001) of InterWorld common stock owned by Mr. Donahue, and a negative pledge of other assets, secured the loan. Interest payments were due quarterly beginning in December 2000. On the date the loan was purchased by the Company, the value of the InterWorld stock collateralizing the loan was approximately $13,600,000. The Company also entered into a separate agreement with Mr. Donahue which allowed J Net to participate in profits from the sale of the stock with Mr. Donahue. InterWorld's stock price, along with other stock prices in the technology space, continued to decline throughout 2000 and 2001. Such declines in the InterWorld stock price necessitated the Company to take more definitive actions on the negative pledge on the other assets.

In April 2001, amendments to the loan were executed whereby the Company modified the existing negative pledge and secured additional collateral in the form of real property owned by Mr. Donahue. As of June 29, 2001, the loan, together with accrued interest totaled $13,232,000. Due to the financial condition of Mr. Donahue, the Company executed a series of agreements on June 29, 2001 which foreclosed on the real property assets securing the loan. In addition, the 85,408 post-split shares of InterWorld common stock securing the loan were transferred to the Company. The net realizable value of the real property, net of selling costs and other obligations, is estimated to be $5,450,000.

The agreements entered into on June 29, 2001 also provided for the Company to loan Mr. Donahue up to $800,000.

The operating and general and administrative costs totaled $14,937,000 in 2001 compared with $6,770,000 in 2000, an increase of $8,167,000. The primary causes of the increase are due to $7,086,000 of costs attributable to the acquisition of InterWorld and higher costs from J Net activities, which are the result of higher personnel costs, facilities expenses, and legal fees incurred in connection with a terminated rights offering for InterWorld. Administrative costs included severance payments of $1,140,000 in 2001 to former executive officers of the Company. The 2000 general and administrative costs also included $2,835,000 of severance paid to a former Chief Executive Officer of the Company.

Other income (expense):

For the twelve months ended June 30, 2001, other expenses were $(26,486,000) compared with other income of $15,483,000 for the twelve months ended June 30, 2000. The following table compares the significant components for each year and the related change (dollars in thousands):

                                      June 30,
                                  ________________

                                    2001     2000    Change from prior year
                                  ________ ________ _______________________

Other income (expense)
  Interest and other income       $  5,524  $ 2,068        $  3,456
  Equity losses in technology-
    related businesses             (26,121)     (62)        (26,059)
  Interest expense                  (5,889)       -          (5,889)
  Net fee from terminated merger         -   11,116         (11,116)
  Gain on sale of short-term
    investments                          -    2,361          (2,361)
                                  ________  _______        ________
                                  $(26,486) $15,483        $(41,969)
                                  ========  =======        ========

The increased interest income is due primarily to higher returns generated from the Company's investment in marketable securities in Mariner, L.P. Interest income in 2001 also includes $782,000 of interest accrued under the loan to Michael J. Donahue. The interest attributable to the loan to Mr. Donahue was included as bad debt expense discussed previously.

Equity losses for fiscal year 2001 include InterWorld losses for the November 2000 to May 2001 period of $20,340,000, Tech Trader, Inc. losses of $3,247,000 and Alistia and Digital Boardwalk, LLC losses totaling $1,907,000 and $627,000, respectively. The 2001 equity losses do not include an additional $5,814,000 loss from InterWorld for May and June 2001, which is included in the consolidated operating results of the Company. Equity losses for fiscal year 2000 were not material since the majority of the investments occurred late in the fourth quarter of fiscal year 2000. All investments accounted for using the equity method of accounting were either sold or abandoned as of June 30, 2001, except for InterWorld which has been accounted for as a consolidated subsidiary of the Company beginning in May 2001.

Interest expenses in 2001 are attributable to the convertible subordinated notes (the "Notes"). Interest on the Notes, which were issued between June 28, 2000 and October 2, 2000, includes non-cash discount amortization of $3,875,000. The cash interest cost for fiscal year 2001 was $2,069,000. As of June 30, 2001, there was no unamortized discount remaining on the Notes.

The net fee from terminated merger and gain from sale of short-term investments in fiscal year 2000 were due to a notice dated August 16, 1999 from Players, an unaffiliated entity, containing terms of a merger offer from another entity. As a result of such notice, the Company received a break-up fee of $13,500,000. Previously capitalized costs of $2,400,000 associated with the Company's merger activities were expensed resulting in a net gain of $11,116,000. The Players securities held by the Company were also sold for a gain of $2,361,000.

Federal income tax:

The effective tax rate on loss from continuing operations for fiscal year 2001 was 15.8% compared to a 28% tax rate for fiscal year 2000. The differences between the statutory rate and effective rate for fiscal year 2001 is due primarily to a valuation allowance for deferred tax assets and non-deductible debt discount amortization. The difference in rates for fiscal year 2000 is due to tax benefits from tax exempt interest income.

The Company expects to receive tax refunds of approximately $6,500,000 as a result of payments in 2001, and operating loss carrybacks from 2000 and 1999. In August 2001, $2,700,000 was received via a quick refund filing for deposits made during 2001. The remaining refunds will be received after filing of the 2001 Federal Tax Return.

Net income (loss) from continuing operations:

The net loss from continuing operations in fiscal year 2001 was $61,449,000 while the fiscal year 2000 had net income of $6,295,000. The primary causes of the $67,744,000 variance are due to the equity losses, interest expenses, consolidated InterWorld losses, and operating cost increases in fiscal year 2001 combined with the reduced other income items created by the non-recurring merger termination fees and gains from the sale of investments in fiscal year 2000.

Income (loss) from discontinued operations, net of tax:

On November 22, 2000, the Route Operations were sold for a pre-tax gain of $19,715,000. Losses before income tax benefit from the discontinued operations for the July 1, 2000 to November 22, 2000 period were $349,000. Income taxes associated with the sale and related operations were $6,612,000. For fiscal year 2000, the Route Operations had income after taxes of $346,000.

Net income (loss):

The net loss for fiscal year 2001 was $48,695,000 compared with net income for fiscal year 2000 of $6,641,000. The variance is attributable to the items discussed above in continuing operations, with such losses being partially offset by the gain realized from the sale of route operations in fiscal 2001.

2000 compared to 1999
_____________________

Revenues:

The Company had no revenues from continuing operations in 2000 and 1999.

Costs and expenses:

Costs and expenses of J Net's continuing operations, which consisted principally of parent company general and administrative activities, increased $3,367,000, from $3,403,000 in 1999 to $6,770,000 in 2000. The increase of $3,367,000 was due primarily to $2,835,000 of severance costs paid to the former Chief Executive Officer.

Other income (expense):

Other income, net increased $14,143,000, from $1,340,000 in 1999 to $15,483,000 in 2000. The increase was due principally to the net fee from the terminated merger of $11,116,000 and the gain on the sale of the Players common stock of $2,361,000 previously discussed.

Federal income tax:

The effective tax rate for 2000 and 1999 was 28%. These rates were lower than the Federal Statutory rate of 35% principally because of the tax benefits realized from tax-exempt interest income.

Net income (loss) from continuing operations:

Net income from continuing operations increased $7,273,000, from a net loss of $(978,000) in 1999 to net income of $6,295,000 in 2000. Diluted earnings
(loss) per share from continuing operations for 2000 was $.71 per share versus ($.11) per share for 1999. Such increases were due principally to the increase in other income relating to the net fee from the terminated merger and the gain on the sale of the Players common stock.

Income from discontinued operations, net of tax:

Income from discontinued operations, net of tax, decreased $5,235,000, from $5,581,000 in 1999 to $346,000 in 2000. Such decrease was due principally to three factors: (1) a significant decline in income generated at 15 former Albertson's locations in southern Nevada, which have been operated by Raley's since late September and early October 1999. Such decline was due primarily to (i) significantly lower revenues generated at these locations and (ii) the loss of such locations on February 1, 2000, (2) an operating loss of approximately $3,400,000 in 2000 incurred at the locations of Rite Aid, a large customer, resulting from the failure of 12 new locations to achieve expected revenues, as well as from a decrease in revenues at existing locations of such customer, and (3) legal and settlement costs incurred in connection with Jackpot's litigation against Albertson's and Raley's.

Net income:

Net income increased $2,038,000, from $4,603,000 in 1999 to $6,641,000 in
2000. Diluted earnings per share for 2000 was $.75 per share versus $.53 per share in 1999. Such increases were due primarily to the combination of significant items described above.

Capital Resources and Liquidity
_______________________________

Liquidity:

Cash and cash equivalents were $24,272,000 at June 30, 2001 and marketable securities were $27,381,000 providing the Company with $51,653,000 of liquidity as of June 30, 2001. Since March 2000, when the Company changed its business focus and strategy, the sources of additional inflows of cash have been solely from the discontinued operations, the proceeds from the sale of the Route Operations and through the issuance of convertible subordinated notes.

Presently, InterWorld requires approximately $3,000,000 per month to fund its operations. Such funding since June 2001 has been advanced by J Net under a $20,000,000 secured credit facility. J Net is under no obligation to continue to provide such funding. If such funding were to cease, InterWorld would not be able to continue its business operations.

In light of the ongoing cash requirements of InterWorld, J Net is currently exploring a number of strategic alternatives including, but not limited to, seeking a strategic partner to provide additional funding to InterWorld, pursuing a possible sale, or terminating the business operations of InterWorld. At June 30, 2001, InterWorld had a deficiency in net assets of $5,814,000.

On January 4, 2001, the Board of Directors authorized the repurchase of up to 1,000,000 shares of Common Stock. Repurchases under this program through June 30, 2001, were 370,294 shares for an aggregate cost of $1,872,000. In addition, 80,000 shares with an aggregate cost of $405,000 were repurchased in the current year under a separate, now terminated, program.

On October 12, 2000, J Net and InterWorld entered into a definitive Securities Purchase Agreement (the "Purchase Agreement"). Pursuant to the terms of the Purchase Agreement, J Net purchased $20,000,000 of Preferred Stock of InterWorld on November 10, 2000. On April 19, 2001, J Net and InterWorld announced that pursuant to certain provisions contained in the Purchase Agreement, J Net would redeem the Series A Preferred Stock for common stock of InterWorld. In May 2001, the Company received shares pursuant to the redemption equal to 94.6% of the total issued and outstanding common stock of InterWorld.

On October 12, 2000, J Net, on behalf of Ventures I, entered into a Loan Assumption and Forbearance Agreement with Michael J. Donahue, Vice Chairman and Chief Executive Officer of InterWorld. Such agreement was modified on April 6, 2001. The loan, as amended, had a face value of $12,445,000 and accrued interest at 8% per annum. The loan was secured by 4,270,406 shares of InterWorld common stock (having a value of approximately $13,600,000 on the date of purchase by Ventures I) and a negative pledge of other assets, of Mr. Donahue. On June 29, 2001, the Company and Mr. Donahue entered into an agreement whereby the Company was assigned all rights, title and interest in the assets securing the loan. Under the agreement, the Company accepted the collateral securing the loan and agreed to loan Mr. Donahue up to $800,000 in full satisfaction of the obligation. The net realizable value of the real property assets received in the settlement is estimated to be approximately $5,450,000. Management is in the process of selling these assets as of June 30, 2001.

The Company raised $27,750,000 through the issuance of Notes between June 2000 and October 2000. As a result of this placement, management believes its resources are sufficient to fund its commitments, principally InterWorld, and other investees and operations.

Cash Flows:

J Net's principal source of cash flows for 2001 consisted of $12,250,000 received from the issuance of Notes and the cash and marketable securities, which were $51,653,000 at June 30, 2001.

Net cash used in investing activities was $32,450,000. Investments in Technology-Related Businesses, purchased notes receivable and investments in marketable securities were $68,701,000. Inflows from investing activities included $36,905,000 of net proceeds received from the sale of the Route Operations.

A significant part of the investments in Technology-Related Businesses was in InterWorld, and the Company's primary efforts and financial resources have been directed at development of this investment. The Company and its InterWorld subsidiary have entered into a credit facility to provide InterWorld up to $20,000,000 in funding. Advances under the facility accrue interest at 15% per annum, compounded quarterly. Advances are secured by the assets of InterWorld and are senior to other obligations. J Net also has the right to refuse funding at its discretion. Advances under the facility were $3,000,000 at June 30, 2001 and $12,350,000 as of September 30, 2001.

J Net is evaluating its current ownership interest in InterWorld and is exploring a number of strategic alternatives including, but not limited to, seeking a strategic partner to provide additional funding for InterWorld, pursuing the possible sale of InterWorld, or terminating the business operations of InterWorld.

Recently Issued Accounting Standards:

In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by Statements of Financial Accounting Standards No. 137 and No. 138 in June 1999 and June 2000, respectively. These statements, which were required to be adopted for fiscal years beginning after June 15, 2000, established additional accounting and reporting standards for derivative instruments and hedging activities. The statements require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position. This statement also defines and allows companies to apply hedge accounting to its designated derivatives under certain instances. It also requires that all derivatives be marked to market on an ongoing basis. This applies whether the derivatives are stand-alone instruments, such as warrants or interest rate swaps, or embedded derivatives, such as call options contained in convertible debt investments. Along with the derivatives, in the case of qualifying hedges, the underlying hedged items are also to be marked to market. These market value adjustments are to be included either in the income statement or other comprehensive income, depending on the nature of the hedged transaction. The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over the counter market. In cases where derivatives relate to financial instruments of nonpublic companies, or where quoted market prices are otherwise not available, such as for derivative financial instruments, fair value is based on estimates using present value or other valuation techniques. As a result of the Company's abandonment of its investment in Tech Trader, Inc., the previously ascribed value of the warrant classified as derivative was expensed and reported as an impairment in the amount of $1,500,000.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 142 addresses the initial measurement and recognition of intangible assets acquired outside of a business combination, whether acquired with a group of other assets or acquired individually, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment test on an annual basis at a minimum. The Company is required to adopt SFAS 141 and SFAS 142 on a go forward basis beginning January 1, 2002; however, certain provisions of these new standards may also apply to any acquisition made after June 30, 2001. As of June 30, 2001, the Company had no goodwill or other intangible assets due to impairments or losses incurred on investments where goodwill had been recorded. The adoption of SFAS 141 and SFAS 142 will be made as required for future transactions. No significant impact of such adoption is expected by the Company.

Pending or threatened litigation:

As of June 30, 2001, J Net did not have any litigation pending or threatening, or other claims filed against the Company or its subsidiaries, including InterWorld.

On March 8, 2001, as amended on May 29, 2001, InterWorld received notice that the Securities and Exchange Commission (the "Commission") commenced a formal order directing a private investigation by the Commission with respect to whether InterWorld engaged in violations of Federal Securities Laws as it relates to InterWorld's financial statements, as well as its accounting practices and policies. Also under review by the Commission is certain trading in InterWorld stock. All the above events are related to periods prior to the Company's common stock ownership in InterWorld.

The investigation is confidential and the Commission has advised that the investigation should not be construed as an indication by the Commission or its staff that any violation of law has occurred nor should the investigation be construed as an adverse reflection on any person, entity or security.

The investigation is ongoing and InterWorld is fully cooperating with the Commission.

Factors Which May Affect Future Results
_______________________________________

With its change in business strategy, the Company will be operating in a significantly different environment that involves a number of risks and uncertainties. The Company has experienced two significant changes in business direction. First, the transition to a technology holding company beginning in 2000. As a direct result of the holding company activities, the completion of the acquisition of InterWorld in May 2001 resulted in the Company having a large concentration of assets in the enterprise commerce software business. If any of the events described below actually occur, the Company's business, financial condition and operating results could be materially adversely affected.

The Company, like many other businesses, is in the process of evaluating the impact that the tragic events of September 11, 2001 will have on its business. At this point in time it is too early to predict what the economic and business consequences will be. At InterWorld, management has indicated initial hesitancy on the part of some clients and prospective clients to move forward with new e-commerce initiatives. This could result in a delay or reduction in revenue.

Risks Particular to J Net Enterprises, Inc.:
____________________________________________

Because of our change in business strategy, we have no operating history with respect to Technology-Related Businesses, which makes it more difficult to predict whether or not we will ultimately have successful business operations.

Our newly-adopted business strategy has a no operating history. Our prospects must be considered in light of the risks and difficulties frequently encountered by companies expanding into a new and rapidly evolving area such as Internet services, including, but not limited to, an untested business model and the management of growth. You should evaluate our business operations in view of the risks, uncertainties, delays and difficulties associated with starting a new business, many of which may be beyond our control. We cannot assure you that we will be successful in meeting the challenges and addressing the risks that we face in a new and rapidly expanding market such as Internet services and other Internet related products and services and making venture investments and developing Technology-Related Businesses.

With our change in business strategy, we will be operating in a significantly different environment that involves a different level of risk and reward.

Except for our investment in InterWorld, all of our investments in Technology-Related Businesses are in non public companies. Substantially all of these companies are development stage companies and are presently incurring operating losses. There can be no assurance that any of our investments will generate operating income in the future.

Competition for venture investments is intense which may affect our financial condition, operating results and business.

We face competition from numerous other capital providers seeking to acquire interests in Technology-Related Businesses, including:

     .  other Internet companies;

     .  venture capital firms;

     .  large corporations; and

     .  other capital providers who also offer support services to companies.

Traditionally, venture capital and private equity firms have dominated investments in emerging technology companies, and many of these types of competitors may have greater experience and financial resources than we have. In addition to competition from venture capital and private equity firms, several public companies such as CMGI, Internet Capital Group and Safeguard Scientifics, as well as private companies such as Idealab!, devote significant resources to providing capital and other resources to Internet companies. Additionally, corporate strategic investors, including Fortune 500 and other significant companies, are developing Internet strategies and capabilities. Many of these competitors have greater financial resources and brand name recognition than we do, and the barriers to entry for companies wishing to provide capital and other resources to entrepreneurs and their emerging technology companies are minimal. We expect that competition from both private and public companies with business models similar to our own will intensify. Among other adverse consequences, this competition may diminish the pool of potential investment opportunities and raise the cost of making future investments. As a result, our financial condition, operating results and business could be adversely affected and the trading value our common stock could be reduced significantly.

We may need additional capital which may not be available to us. The raising of any additional capital may dilute your ownership in our company.

We may need to raise additional funds through public or private debt or equity financings in order to:

     . take advantage of opportunities, including more rapid expansion or acquisitions of, or investments in, businesses or technologies;

     .  develop new services; or

     .  respond to competitive pressures.

Any additional capital raised through the sale of equity would dilute your ownership percentage in our company. Furthermore, we cannot assure you that any additional financing we may need will be available on terms favorable to us, or at all. In such case, our financial condition, operating results and business may be materially and adversely affected.

Our recent investments have created financial and other challenges, which, if not addressed or resolved, could have an adverse effect on our financial condition, operating results and business.

We have made several investments since the adoption of our change in business strategy. To the extent our management must devote significant time and attention to the integration of technology, operations, businesses and personnel as a result of our services and incubator acquisitions, our business may suffer. In addition, our senior management faces the difficult and potentially time consuming challenge of implementing uniform standards, controls, procedures and policies throughout our current and future acquisitions. We could also experience financial or other setbacks if any of the acquired businesses experienced problems in the past of which our management is not presently aware. For example, if an acquired business had dissatisfied customers or had any performance problems, our reputation could suffer as a result of our association with that business. In addition, we may experience disputes with the sellers of acquired businesses and may fail to retain key acquired personnel. To the extent any customer or other third party asserts any material legal claims against any of the acquired companies, our financial condition, operating results and business could be materially and adversely affected.

Our acquisition strategy may result in increased expenses, difficulties in integrating acquired companies and diversion of management's attention.

A key component of our growth strategy is to acquire Technology-Related Businesses that complement or enhance our business, on acceptable terms. We expect the competition for acquisition candidates to continue to increase. We cannot assure you that we will be able to identify and successfully compete for attractive acquisition candidates or complete acquisitions at reasonable purchase prices, in a timely manner or at all. In addition, some of our competitors have greater financial resources than we do and may be able to more effectively complete acquisitions, which could result in increased prices for acquisition targets and a diminished pool of companies available for acquisition.

Some of the other risks that we may encounter in implementing our acquisition growth strategy include:

     . expenses and difficulties in identifying potential targets and the costs associated with uncompleted acquisitions;

     . expenses, delays and difficulties of integrating acquired companies into our existing organization;

     .  diversion of management's attention.

If realized, any of these risks could have a material adverse effect on our financial condition, operating results and business.

We may not have opportunities to acquire interests in additional companies, which could affect our growth strategy.

We may be unable to identify companies that complement our strategy, and even if we identify a company that complements our strategy, we may be unable to acquire an interest in the company for many reasons, including:

     . a failure to agree on the terms of the acquisition, such as the amount or price of our acquired interest;

     .  incompatibility between us and management of the company;

     .  competition from other acquirors of Technology-Related Businesses;

     .  a lack of capital to acquire an interest in the company; and

     .  the unwillingness of the company to incubator with us.

If we cannot acquire interests in attractive companies, our strategy to build a collaborative network of Technology-Related Businesses may not succeed.

We may be unable to obtain maximum value for our incubator company interests should we decide to divest some of our interests.

We have significant positions in our Technology-Related Businesses. While we generally do not anticipate selling our interests in our Technology-Related Businesses, if we were to divest all or part of an interest in a incubator company, we may not receive maximum value for this position. For Technology-Related Businesses with publicly traded stock, we may be unable to sell our interest at then-quoted market prices. Furthermore, for those Technology-Related Businesses that do not have publicly traded stock, the realizable value of our interests may ultimately prove to be lower than the carrying value currently reflected in our consolidated financial statements.

Our venture investments are risky.

A key element of our strategy is to make equity investments in start-up companies. Decreases in the value of these companies will have an adverse effect on our business. Because we own less than a majority of the shares of many of these companies, we are not involved in the day-to-day operations of a number of these companies and may not be able to control the policies or directions that these companies take.

All of the companies in which we have made venture investments are in the early stages of development, and we cannot assure you that these companies will be able to successfully achieve their business goals in a timely manner or at all. Our strategy is to realize capital return on our investments in these companies by liquidating these investments through sales of equity or otherwise. We cannot assure you that we will realize any return on any of these investments. Moreover, the trading price of our common stock may be adversely affected if we do not realize any return on these investments, or if that return is lower than the market expects. The failure of one or more of these companies in which we have invested, and the timing of any dispositions of our investments in these companies, could have a material adverse effect on our financial condition, operating results and business and on the trading value of our common stock.

Our business depends upon the performance of our Technology-Related Businesses, which is uncertain.

Many of our Technology-Related Businesses are in the early stages of their development, and we cannot assure you that these companies will be able to successfully achieve their business goals in a timely manner or at all. Our strategy is to realize capital return on our investment in these companies by liquidating the investments through sales of equity or otherwise. We cannot assure you that we will realize any return on any of these investments. Moreover, the trading price of our common stock may be adversely affected if we do not realize any return on these investments, or if that return is lower than the market expects. The failure of one or more of our Technology-Related Businesses could have a material adverse effect on our financial condition, operating results and business and on the trading value of our common stock.

The price of our common stock has been volatile.

The market price of our common stock has been, and is likely to continue to be, volatile, experiencing wide fluctuations. In recent years, the stock market has experienced significant price and volume fluctuations which have particularly affected the market prices of equity securities of many companies providing Internet-related products and services. Some of these fluctuations appear to be unrelated or disproportionate to the operating performance of such companies. Future market movements may materially and adversely affect the market price of our common stock.

We do not intend to pay dividends in the foreseeable future.


We currently expect to retain our future earnings, if any, for use in the operation and expansion of our business. We do not anticipate paying any cash dividends in the foreseeable future.

The issuance of preferred stock or additional common stock may adversely affect our stockholders.

Our board has the authority to issue up to 1,000,000 shares of our preferred stock and to determine the terms, including voting rights, of those shares without any further vote or action by our stockholders. The voting and other rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. Similarly, the Board may issue additional shares of common stock without any further vote or action by stockholders, which would have the effect of diluting common stockholders. An issuance could occur in the context of another public or private offering of shares of common stock or preferred stock or in a situation where the common stock or preferred stock is used to acquire the assets or stock of another company. The issuance of common stock or preferred stock, while providing desirable flexibility in connection with possible acquisitions, investments and other corporate purposes, could have the effect of delaying, deferring or preventing a change in control.

Governmental regulation of the Internet could impact our operations.

Currently, we are not subject to, nor are our Technology-Related Businesses subject to, any direct governmental regulation other than the securities laws and regulations applicable to all publicly owned companies and laws and regulations applicable to businesses generally. Few laws or regulations are directly applicable to access to, or commerce on, the Internet. Due to the increasing popularity and use of the Internet, it is likely that a number of laws and regulations may be adopted at the local, state, national or international levels with respect to the Internet, including the possible levying of tax on e-commerce transactions. Any new legislation could inhibit the growth in use of the Internet and decrease the acceptance of the Internet as a communications and commercial medium, which could in turn decrease the demand for our services or otherwise have a material adverse effect on our future operating performance and business.

Risks Particular to our Technology-Related Businesses, including InterWorld:
____________________________________________________________________________

Without additional funding, whether from J Net or other parties, InterWorld may not be able to stay in business.

InterWorld expects to incur losses for the foreseeable future. If InterWorld's operating results do not improve, continued investment may not be warranted. While J Net has continued to provide funding, the Company continues to actively monitor the operations and seek partners. No firm commitment to continue such funding under the existing promissory note exists.

Competition for Internet services is intense with low barriers to entry which may affect the financial condition, operating results and business of our Technology-Related Businesses.

The market for Internet services is relatively new, intensely competitive, rapidly evolving and subject to rapid technological change. While relatively new, the market is already highly competitive and characterized by an increasing number of entrants who have introduced or developed products and services similar to those offered by us. We expect competition not only to persist but to increase. Increased competition may result in price reductions, reduced margins and loss of market share.

Competitors of our Technology-Related Businesses can be divided into the following groups:

     .  Internet services providers;

     .  large systems integrators;

     .  specialty systems integrators;

     .  strategy consulting firms; and

     .  interactive marketing firms.

Many of their current and potential competitors have longer operating histories, larger installed customer bases, greater name recognition, longer relationships with clients and significantly greater financial, technical, marketing and public relations resources than our Technology-Related Businesses do. At any time their current and potential competitors could increase their resource commitments to our markets. Our Technology-Related Businesses expect to face additional competition from new market entrants in the future as the barriers to entry into our business are also relatively low. Their current or future competitors may also be better positioned to address technological and market developments or may react more favorably to technological changes. We compete on the basis of a number of factors, including the attractiveness of the Internet services offered, the breadth and quality of these services, creative design and systems engineering expertise, pricing, technological innovation and understanding clients' strategies and needs. Many of these factors are beyond the control of our Technology-Related Businesses. Existing or future competitors may develop or offer strategic Internet services that provide significant technological, creative, performance, price or other advantages over the services offered by us. As a result, the financial condition, operating results and business could be adversely affected and the value of our investments could be reduced significantly.

InterWorld increasingly relies on systems integration companies to sell and implement their products, and if they cannot establish or maintain relationships with these companies, or if they are not successful in their efforts, the growth of their business would suffer.

InterWorld increasingly depends on systems integration companies for sales and implementation of their products. Their growth will depend, in part, on maintaining and expanding relationships with systems integration companies. They may not be able to develop or maintain relationships with systems integration companies. Moreover, if the systems integration companies with which they have a strategic relationship are not successful in selling and implementing systems that include their products, or if they adopt or promote more vigorously, a competing product or technology, the growth of InterWorld's business would be materially adversely affected. Additionally, their use and training of systems integration companies has increased and is likely to continue to increase their cost of services revenues for the foreseeable future.

If InterWorld does not respond to technological change, their enterprise commerce software products may become obsolete, and long-term viability would suffer.

The Internet commerce software industry is characterized by rapid technological change, which can render products obsolete. InterWorld's success depends, in part, on their ability to respond to technological change in a timely and cost-effective manner. If they are not able to respond successfully to technological change, their Commerce Exchange family of products may become obsolete. This would threaten long-term viability.

Our Technology-Related Businesses may fail if their competitors provide superior Internet-related offerings or continue to have greater resources than our Technology-Related Businesses.

Competition for Internet products and services is intense. As the market for B2B e-commerce grows, we expect that competition will intensify. Barriers to entry are minimal, and competitors can offer products and services at a relatively low cost. Our Technology-Related Businesses compete for a share of a customer's:

     . purchasing budget for services, materials and supplies with other online providers and traditional distribution channels;

     . dollars spent on consulting services with many established information systems and management consulting firms; and

     . advertising budget with online services and traditional off-line media, such as print and trade associations.

In addition, some of our Technology-Related Businesses compete to attract and retain a critical mass of buyers and sellers. Several companies offer competitive solutions that compete with one or more of our Technology-Related Businesses. We expect that additional companies will offer competing solutions on a stand-alone or combined basis in the future. Furthermore, our Technology-Related Businesses' competitors may develop Internet products or services that are superior to, or have greater market acceptance than, the solutions offered by our Technology-Related Businesses. If our Technology-Related Businesses are unable to compete successfully against their competitors, our Technology-Related Businesses may fail.

Many of our Technology-Related Businesses' competitors have greater brand recognition and greater financial, marketing and other resources than our Technology-Related Businesses. This may place our Technology-Related Businesses at a disadvantage in responding to their competitors' pricing strategies, technological advances, advertising campaigns, strategic incubatorships and other initiatives.

If InterWorld products are not widely accepted in the Internet commerce market, business, sales and profitability will suffer.

The demand for InterWorld's products in this market is uncertain, in part because the marketplace itself is rapidly evolving and in part because of the financial pressures confronting the e-commerce market. Business, financial condition, results of operations and prospects for growth will be materially adversely affected if InterWorld's products are not widely accepted in the Internet commerce software market. The following factors highlight the uncertainty of market acceptance of InterWorld's products:

     . the market is characterized by rapid technological changes and evolving industry standards;

     . there is intense competition in the Internet commerce software industry;

     . products are relatively expensive and require a large capital commitment by the client;

     . The infrastructure necessary to support increased commerce on the Internet may not develop;

     .  consumers and businesses may not adopt electronic commerce; and

     . InterWorld's clients may not be successful in using products to conduct their commercial operations online.

Future growth and success depends on broader acceptance of the Internet as a medium for commerce. The Internet may not become a viable commercial marketplace because of consumer concerns regarding reliability, cost, ease of use and quality of service. In addition, consumer concerns regarding the security and privacy of Internet transactions could inhibit the acceptance of the Internet as a commercial medium.

All of InterWorld's existing revenues are derived from a single family of products, and business, sales and profitability and prospects for growth will suffer if InterWorld's product offerings are not commercially successful.

The Commerce Exchange family of products and related services have accounted for substantially all of InterWorld's revenues to date, and it is expected these products and related services will continue to account for most of InterWorld's revenues for the foreseeable future. If current limited product offerings are not commercially successful, InterWorld's business, financial condition, results of operations and prospects for growth will be materially adversely affected. InterWorld may not successfully develop or market any enhanced new products. Moreover, competition or technological change could aversely affect the pricing of or demand for InterWorld's products, which would have a material adverse effect on InterWorld's business, financial condition and results of operations. In addition, InterWorld's products are currently being used by only a limited number of clients to conduct electronic commerce. From time to time, some of InterWorld's clients experience difficulty implementing InterWorld's software or the software does not meet InterWorld's clients' expectations, and they may choose not to continue to use the software. As a result of these problems, InterWorld's reputation may be damaged, which could have a material adverse effect on InterWorld's business.

Some of our Technology-Related Businesses may be unable to protect their proprietary rights and may infringe on the proprietary rights of others.

Our Technology-Related Businesses are inventing new ways of doing business. In support of this innovation, they will develop proprietary techniques, trademarks, processes and software. Although reasonable efforts will be taken to protect the rights to this intellectual property, the complexity of international trade secret, copyright, trademark and patent law, coupled with the limited resources of these young companies and the demands of quick delivery of products and services to market, create risk that their efforts will prove inadequate. Further, the nature of Internet business demands that considerable detail about their innovative processes and techniques be exposed to competitors, because it must be presented on the Web sites in order to attract clients. Some of our Technology-Related Businesses also license content from third parties and it is possible that they could become subject to infringement actions based upon the content licensed from those third parties. Our Technology-Related Businesses generally obtain representations as to the origin and ownership of such licensed content; however, this may not adequately protect them. Any claims against our Technology-Related Businesses' proprietary rights, with or without merit, could subject our Technology-Related Businesses to costly litigation and the diversion of their technical and management personnel. If our Technology-Related Businesses incur costly litigation and their personnel are not effectively deployed, the expenses and losses incurred by our Technology-Related Businesses will increase and their profits, if any, will decrease.

Proprietary rights may not be fully protected, and InterWorld may be subject to intellectual property infringement claims by others.

InterWorld and Enterprise Broker are InterWorld's registered trademarks in the United States and they have applied for other trademarks and service marks in the United States as well as internationally. InterWorld has recently been granted a U.S. patent relating to their product architecture and technology. Their efforts to establish and protect their proprietary rights, including federal copyright and trademark registrations, may be inadequate to prevent imitation of their products by others. The laws of foreign countries in which their products are sold may offer less protection to proprietary rights than the laws of the United States. Moreover, others may claim violation of their proprietary rights by InterWorld. BroadVision and Open Market, two of InterWorld's competitors, have been issued U.S. patents on some aspects of their electronic commerce software products. InterWorld received a letter from counsel to Open Market concerning the potential applicability of the Open Market patents to their products. The letter stated that Open Market was prepared to meet with InterWorld to resolve issues concerning the applicability of its patents and to discuss terms of an appropriate license agreement. InterWorld responded to the Open Market inquiry, informing Open Market that based on their review of the Open Market patents and the analysis and advice of InterWorld's patent counsel, they believe that their products do not infringe the patents awarded to Open Market. InterWorld has not received any further inquiries or correspondence from Open Market since their September 1998 response and has had no inquiries or discussions with BroadVision with regard to patent matters. InterWorld also received a letter from TechSearch LLC stating its belief that their Web site induces the infringement by others of one or more claims of a U.S. patent issued to TechSearch. InterWorld's patent counsel has advised them that this patent is invalid in view of prior art. Although InterWorld does not believe that they are infringing their patent rights, any of these companies may claim that they are doing so. If a claim of patent infringement by these or other companies was made against InterWorld, they would likely incur significant expenses in defending against the claim, which could adversely affect their financial condition and results of operations. In addition, if a claim of infringement is made against InterWorld and they are not successful in defending against the claim, they could be liable for substantial damages and prevented from using any infringing technology. InterWorld may also be required to make royalty payments, which could be substantial, to the holder of the patent rights. These events could have a material adverse effect on the business, financial condition, results of operations and prospects for growth.

Rapid technological changes may prevent our Technology-Related Businesses from remaining current with their technical resources and maintaining competitive product and service offerings.

The markets in which our Technology-Related Businesses operate are characterized by rapid technological change, frequent new product and service introductions and evolving industry standards. Significant technological changes could render their existing Web site technology or other products and services obsolete. The e-commerce market's growth and intense competition exacerbate these conditions. If our Technology-Related Businesses are unable to successfully respond to these developments or do not respond in a cost-effective way, our business, financial condition and operating results will be adversely affected. To be successful, our Technology-Related Businesses must adapt to their rapidly changing markets by continually improving the responsiveness, services and features of their products and services and by developing new features to meet the needs of their customers. Our success will depend, in part, on our Technology-Related Businesses' ability to license leading technologies useful in their businesses, enhance their existing products and services and develop new offerings and technology that address the needs of their customers. Our Technology-Related Businesses will also need to respond to technological advances and emerging industry standards in a cost- effective and timely manner.

The loss of executive management or other key personnel may harm our Technology-Related Businesses' ability to obtain and retain client engagements and compete effectively.

Our Technology-Related Businesses' operations depend largely on the skills of their key management and technical personnel as well as key management and technical personnel of companies they have acquired. Many of their executive officers have recently joined them, and many of their key personnel have worked together for a relatively short period. If one or more members of our Technology-Related Businesses' executive management or other key personnel were unable or unwilling to continue in their present positions, these persons would be very difficult to replace. In addition, if any of these persons joined a competitor or formed a competing company, some of our clients might choose to use the services of that competitor or new company instead of our investees' company. Furthermore, our Technology-Related Businesses' clients or other companies seeking management talent may hire away some members of the executive management or other key personnel. This could result in the loss of their client relationships or new business opportunities and impede their ability to implement the business strategy.

Our Technology-Related Businesses are dependent on their ability to recruit, train and retain highly qualified Internet professionals who are in short supply.

We believe continued hiring of new personnel will be required to support the business of our Technology-Related Businesses. Their business operations depend in large part on their ability to identify, hire, train and retain highly qualified Internet professionals who can provide the technical, strategic consulting, creative, marketing and audience development skills required by clients. There may be a shortage of these highly qualified personnel and our Technology-Related Businesses compete with other companies for this limited pool of persons. We cannot assure you that our Technology-Related Businesses will be able to attract, train, or retain qualified personnel. Failure to do so could have a material adverse effect on the financial condition, operating results and business of our Technology-Related Businesses.

Fluctuations in the financial performance of our Technology-Related Businesses could adversely affect the trading price of our common stock.

The operating results of our Technology-Related Businesses, including InterWorld, may fluctuate as a result of a variety of factors, many of which are outside of their control, including:

     .  the number, size and scope of their client engagements;

     .  reductions, cancellations or completions of major projects;

     . the loss of significant clients or a change of scope in a significant client engagement;

     .  the opening or closing of an office;

     .  their relative mix of business;

     .  changes in pricing by them or their competitors;

     . the efficiency with which they utilize their billable professionals, plan and manage their existing and new client engagements and manage their future growth;

     .  variability in market demand for Internet services;

     .  their ability to retain and attract qualified professionals;

     . their ability to complete fixed-fee engagements within the assigned budget;

     .  costs related to expansion of their business;

     .  increased competition;

     .  marketing budget decisions by their clients; and

     .  general economic conditions.

As a result of these possible fluctuations, period-to-period comparisons of their operating results may not be reliable indicators of future performance. A high percentage of their expenses, including those related to employee compensation and facilities, are fixed. If the number and size of our projects decreases in any period, then their revenues and operating results may also decrease. In some quarters, their operating results may fall below the expectations of securities analysts and investors due to many factors, including those described above. In such event, the trading price of our common stock would likely decline and the decline could be significant.

The business of our Technology-Related Businesses depends on the growing demand for Internet solutions.

If the usage and volume of commercial transactions on the Internet does not continue to increase, demand for the services of our Technology-Related Businesses may decrease and our financial condition, operating results and business could be materially and adversely affected. Our future success depends on the continued expansion of, and reliance of consumers and businesses on the Internet and related technical solutions. The Internet may not be able to support an increased number of users or an increase in the volume of data transmitted over it. As a result, the performance or reliability of the Internet may be adversely affected as use increases. The improvement of the Internet in response to increased demands will require timely improvement of the high speed modems and other communications equipment that form the Internet infrastructure. The Internet has already experienced outages and delays as a result of damage to portions of its infrastructure. The effectiveness of the Internet may also decline due to delays in the development or adoption of new technical standards and protocols designed to support increased levels of activity. We cannot assure you that the infrastructure, products or services necessary to maintain and expand the Internet will be developed. Other factors that may adversely affect Internet usage or e-commerce adoption include:

     .  actual or perceived lack of security of information;

     .  congestion of Internet traffic or other usage delays;

     .  inconsistent quality of service;

     .  increases in Internet access costs;

     .  increases in government regulation of the Internet;

     .  uncertainty regarding intellectual property ownership;

     .  reluctance to adopt new business methods;

     .  costs associated with the obsolescence of existing infrastructure;
        and

     .  economic viability of e-commerce models.

The imposition of sales and other taxes of products sold over the Internet could have a negative effect on electronic commerce generally and, as a result, on demand.

Recent federal legislation limits the imposition of state and local taxes on Internet-related sales. In 1998, Congress passed the Internet Tax Freedom Act, which places a three-year moratorium on state and local taxes on:

     . Internet access, unless such tax was already imposed prior to October 1, 1998; and

     .  discriminatory taxes on electronic commerce.

There is a possibility that Congress may not renew this legislation in 2001. If Congress chooses not to renew this legislation, state and local governments would be free to impose taxes on electronically purchased goods. The imposition of new sales or other taxes could materially adversely affect the growth of electronic commerce generally and, as a result, the demand for InterWorld's products.

To InterWorld's knowledge, in accordance with current industry practice, most companies that sell products over the Internet do not currently collect sales or other taxes in respect to shipments of their products into states or foreign countries in which they are not physically present. However, one or more states or foreign countries may seek to impose sales or other tax collection obligations on out-of-jurisdiction companies that engage in electronic commerce. A successful assertion by one or more states or foreign countries that companies engaged in electronic commerce should collect sales or other taxes on the sale of their products over the Internet, even though not physically present in the state or foreign country, could have an adverse effect on electronic commerce generally, and, as a result, on demand for products.

Products may contain defects, which could result in reduced sales, increased service and warranty costs and liability to their clients.

Software and related products may contain errors that become apparent when the products are introduced or when the volume of usage increases. Errors in products, implementation errors or other performance difficulties could result in decreased sales of products, increased service and warranty costs and liability to clients, which could have a material adverse effect on our businesses financial condition, results of operations and prospects for growth.

A significant portion of InterWorld's revenues are derived from a limited number of clients that will change from year to year, sales will decline if they cannot attract significant new clients.

InterWorld expects that their largest clients will change from year to year because revenues from any client are typically greatest when the client first licenses their products. Moreover, because their products require a meaningful capital commitment, a significant portion of their revenues in any period is derived from a limited number of clients. Therefore, if InterWorld is not able to generate revenues from significant new clients, their business, financial condition, results of operations and prospects for growth would be materially adversely affected.

The financial security of InterWorld's clients could have an adverse affect on InterWorld's collection capabilities.

Many of InterWorld's clients have been impacted by the recent slowing of economic conditions and uncollectible accounts have been increasing. In addition, revenues from maintenance agreements and other professional services are also placed at risk.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk
          _________________________________________________________

The Company is generally exposed to market risk from adverse changes in interest rates. The Company's interest income is affected by changes in the general level of U.S. interest rates. Changes in U.S. interest rates could affect interest earned on the Company's cash equivalents, debt instruments and money market funds. A majority of the interest earning instruments earn a fixed rate of interest over short periods (7-35 days). Based upon the invested cash balances at June 30, 2001, a 10% drop in interest rates would reduce pretax interest income by approximately $100,000 per year. Therefore, the Company does not anticipate that exposure to interest rate market risk will have a material impact on the Company due to the nature of the Company's investments.

The Company invested $25,444,000 of principal in Mariner, a private investment fund. The Company classifies their investment in Mariner as a trading security. Mariner employs a multi-strategy approach emphasizing a market neutral and event-driven style to capitalize on investment opportunities across the financial markets. Mariner's performance has historically generated above-average returns relative to hedge fund industry benchmarks. However, such returns cannot be assured in the future. Based on the market value of the investment in Mariner as of June 30, 2001 and the average return of such investment for the previous six months, a 10% reduction in those returns would reduce pretax income by approximately $250,000.

In June 2000 through October 2000, the Company raised $27,750,000 through the issuance of the Notes. The principal amount of the Notes are payable on March 31, 2007 and bear interest at 8% per annum, payable on a quarterly basis. For financial statement purposes, the Notes were deemed to have been beneficially converted as the conversion feature was in-the-money at the commitment date. The Company has calculated the beneficial conversion feature as the difference between the fair value of the common stock at the commitment date and the initial conversion price, multiplied by the number of shares into which the debt is convertible. Approximately $3,875,000 of the proceeds from issuance of the Notes, equal to the intrinsic value, was recorded as debt discount and allocated to additional paid-in capital. Management believes that the carrying value of the Notes approximates fair value.

Beginning July 1, 2000, when the Company adopted SFAS 133, the Company held one derivative instrument in the form of a warrant in a non public company. In the twelve months ended June 30, 2001, this investment was abandoned. Therefore, no impact from changes in derivative instruments existed at June 30, 2001.

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

Item 10.  Directors and Executive Officers of the Registrant
          __________________________________________________

Item 11.  Executive Compensation
          ______________________

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          ______________________________________________________________

Item 13.  Certain Relationships and Related Transactions
          ______________________________________________

The information required by items 10, 11, 12 and 13 are incorporated by reference from the 2001Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this report.

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

(b)              Reports on Form 8-K

                 J Net filed two reports on Form 8-K, dated June 8, 2001 and July 17, 2001, respectively:

                 The Form filed on June 8, 2001 reported on Item 4 - Changes in Certifying Accountant - termination of Deloitte & Touche LLP as certifying accountant.

                 The Form filed on July 17, 2001 reported on Item 4 - Changes in Certifying Accountant - appointment of Ernst & Young LLP as certifying accountant.

(c)              Exhibits

                 3.1  Articles of Incorporation of the Registrant, as amended
                      (J)
                 3.2  By-laws of the Registrant, as amended (A)
                 4.1 Stockholder Rights Agreement dated as of July 11, 1994 between the Registrant and Continental Stock Transfer & Trust Company, as Rights Agent (D)
                 10.1 Indemnification Agreement (Sample) (B)
                 10.2 1992 Incentive and Non-qualified Stock Option Plan
                      (C)(R)
                 10.3 Employment Agreement with Don R. Kornstein (E)(R)
                 10.4 License agreement with American Drug Stores, Inc. (F)
                 10.5 License agreement with American Drug Stores, Inc. (F)
                 10.6 License agreement with Lucky Stores, Inc. (F)
                 10.7 License agreement with Kmart Corporation (G)
                 10.8 License agreement with Albertson's, Inc. (G)
                 10.9 License agreement with Rite Aid Corporation (H)
                 10.10 License agreement with Rite Aid Corporation (H)
                 10.11 Settlement Agreement with Albertson's, Inc. (J)
                 10.12 First Amendment to Settlement Agreement with
                       Albertson's, Inc. (J)
                 10.13 First Amendment to License Agreement between Cardivan
                       Company and Rite Aid Corporation (K)
                 10.14 First Amendment to License Agreement between Corral
                       Coin, Inc. and Rite Aid Corporation (K)
                 10.15 Termination and Consulting Agreement between the
                       Registrant and Don R. Kornstein (K)(R)
                 10.16 Call Agreement, dated as of March 1, 2000, among Keith
                       A. Meister, Todd A. Meister and the Registrant (K)
                 10.17 Put Agreement, dated as of March 1, 2000, among Keith
                       A. Meister, Todd A. Meister and the Registrant (K)
                 10.18 Employment Agreement between the Registrant and George
                       Congdon (R)
                 10.19 Employment Agreement between the Registrant and Robert
                       Torkar (R)
                 10.20 Stock Purchase Agreement between E-T-T, Inc. and the
                       Registrant (L)
                 10.21 J Net Ventures I, LLC Operating Agreement (L)
                 10.22 Subscription Agreement and Investment Representation
                       (Sample) (L)
                 10.23 Convertible Subordinated Note (Sample) (L)
                 10.24 Registration Rights Agreement (Sample) (L)
                 10.25 Employment Agreement between Registrant and Mark W.
                       Hobbs (M)(R)
                 10.26 Employment Agreement between Registrant and Steven L.
                       Korby (M)(R)
                 10.27 Securities Purchase Agreement dated October 12, 2000 by and among Jackpot Enterprises, Inc. and Interworld Corporation (N)
                 10.28 Loan Assumption and Forbearance Agreement dated
                       October 12, 2000 by and between Michael Donahue and Jackpot Enterprises, Inc. (N)
                 10.29 Call/Profit Participation Agreement dated October 12,
                       2000 by and between Michael Donahue and Jackpot Enterprises, Inc. (N)
                 10.30 Modification letter dated October 30, 2000 to Stock
                       Purchase Agreement between E-T-T, Inc. and the Registrant (M)
                 10.31 Stock Purchase Agreement by and between Interworld
                       Corporation and J Net Enterprises, Inc. dated January 25, 2001 (O)
                 10.32 Stand-By Purchase Agreement dated January 25, 2001 (O)
                 10.33 Amended and Restated Loan Assumption and Forbearance
                       Agreement dated April 4, 2001 by and between Michael Donahue and J Net Ventures I, LLC (P)
                 10.34 Termination of Amended and Restated Loan Assumption
                       and Forbearance Agreement dated June 29, 2001 by and among Michael Donahue, Excalibur Polo Farm, LLC, Ginny Bond Donahue and J Net Ventures I, LLC (Q)
                 10.35 Promissory Note by and between InterWorld Corporation and J Net Enterprises, Inc. dated June 30, 2001 (Q)
                 10.36 Security Agreement by and between Interworld
                       Corporation and J Net Enterprises, Inc. dated June 30, 2001 (Q)
                  21.1 List of Registrant's subsidiaries (Q)
                  23.1 Consent of Ernst & Young LLP (Q)
                  23.2 Consent of Deloitte & Touche LLP (Q)

                       (A) Incorporated by reference to Registrant's Annual
                           Report on Form 10-K for the year ended June 30, 1989.
                       (B) Incorporated by reference to Registrant's Annual
                           Report on Form 10-K for the year ended June 30, 1991.
                       (C) Incorporated by reference to Registrant's 1992
                           Proxy Statement.
                       (D) Incorporated by reference to Registrant's Form 8-A
                           dated July 12, 1994.
                       (E) Incorporated by reference to Registrant's Form
                           10-Q for the quarter ended September 30, 1994.
                       (F) Incorporated by reference to Registrant's Annual
                           Report on Form 10-K for the year ended June 30, 1997.
                       (G) Incorporated by reference to Registrant's Annual
                           Report on Form 10-K for the year ended June 30, 1998.
                       (H) Incorporated by reference to Registrant's Form
                           10-Q for the quarter ended March 31, 1999.
                       (I) Incorporated by reference to Registrant's Annual
                           Report on Form 10-K for the year ended June 30, 1999.
                       (J) Incorporated by reference to Registrant's Form
                           10-Q for the quarter ended December 31, 1999.
                       (K) Incorporated by reference to Registrant's Form
                           10-Q for the quarter ended March 31, 2000.
                       (L) Incorporated by reference to Registrant's Annual
                           Report on Form 10-K for the year ended June 30, 2000.
                       (M) Incorporated by reference to Registrant's Form
                           10-Q for the quarter ended September 30, 2000.
                       (N) Incorporated by reference to Registrant's Form 8-K
                           filed October 25, 2000.
                       (O) Incorporated by reference to Registrant's Form 8-K
                           filed February 2, 2001.
                       (P) Incorporated by reference to Registrant's Form 10-
                           Q for the quarter ended March 31, 2001.
                       (Q) Included herein.
                       (R) Management contract or compensatory plan or
                           arrangement which is separately identified in accordance with Item 14(a)(3) of Form 10-K.

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

Dated:  October 16, 2001        J NET ENTERPRISES, INC.
                                      (Registrant)

                                By:   /s/ Allan R. Tessler
                                __________________________
                                Allan R. Tessler
                                Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                   Title                                  Date
_________                   _____                                  _____

/s/ Allan R. Tessler        Chief Executive Officer and
___________________________ Chairman of the Board            October 16, 2001
Allan R. Tessler

/s/  Steven L. Korby        Executive Vice President and     October 16, 2001
___________________________ Chief Financial Officer
Steven L. Korby             (Principal Financial Officer)

/s/ Eugene M. Freedman       Director                        October 16, 2001
___________________________
Eugene M. Freedman

/s/ Alan J. Hirschfield      Director                        October 16, 2001
___________________________
Alan J. Hirschfield

/s/ David R. Markin          Director                        October 16, 2001
___________________________
David R. Markin

/s/ Robert L. McDonald, Sr.  Director                        October 16, 2001
___________________________
Robert L. McDonald, Sr.

                    J NET ENTERPRISES, INC. AND SUBSIDIARIES
                 INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA
                           AND FINANCIAL STATEMENT SCHEDULES
                                  [ITEMS 8 AND 14(a)]


(1)  FINANCIAL STATEMENTS:

       Reports of Independent Auditors

       Consolidated Balance Sheets
         June 30, 2001 and 2000

     Consolidated Statements of Operations
         Years Ended June 30, 2001, 2000 and 1999

     Consolidated Statements of Stockholders' Equity
         Years Ended June 30, 2001, 2000 and 1999

     Consolidated Statements of Cash Flows
         Years Ended June 30, 2001, 2000 and 1999

     Notes to Consolidated Financial Statements

(2)  SUPPLEMENTARY DATA:

     Quarterly Financial Information (Unaudited)
         Years Ended June 30, 2001 and 2000

(3)  FINANCIAL STATEMENT SCHEDULES
         Valuation and Qualifying Accounts

Certain financial statement schedules are omitted because the required information is provided in the Consolidated Financial Statements or the notes thereto.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT AUDITORS

We have audited the accompanying consolidated balance sheet of J Net Enterprises, Inc. and subsidiaries as of June 30, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of J Net Enterprises, Inc. and subsidiaries at June 30, 2001, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP
New York, New York

October 4, 2001

INDEPENDENT AUDITORS' REPORT

The Stockholders of
Jackpot Enterprises, Inc.

We have audited the accompanying consolidated balance sheet of Jackpot Enterprises, Inc. and subsidiaries (the "Company") as of June 30, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2000, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada
September 25, 2000

                   J NET ENTERPRISES, INC. AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS - JUNE 30, 2001 AND 2000
                            (Dollars in thousands)

ASSETS                                       2001           2000
______                                      _______      ________

Current assets:
  Cash and cash equivalents                 $24,272      $ 60,090
  Short-term investments                     27,381             -
  Accounts receivable                         1,532             -
  Current portion of notes receivable -
    related parties                           1,288             -
  Federal income taxes receivable             6,538             -
  Assets held for sale                        5,450             -
  Other current assets                        1,556           697
  Net assets of discontinued operations           -        16,645
                                            _______       _______
    Total current assets                     68,017        77,432
                                            _______       _______

Notes receivable - related parties                -         1,000

Investments in technology-related
  businesses                                  3,290        25,793

Property and equipment, net of
  accumulated depreciation                    4,010             -

Deferred income taxes                           885             -

Other non-current assets                      1,211           510
                                            _______      ________

    Total assets                            $77,413      $104,735
                                            =======      ========


See Notes to Consolidated Financial Statements.

                   J NET ENTERPRISES, INC. AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS - JUNE 30, 2001 AND 2000
                            (Dollars in thousands)
                                 (Concluded)


LIABILITIES AND STOCKHOLDERS' EQUITY                2001        2000
____________________________________              ________    ________

Current liabilities:
  Accounts payable and accrued expenses           $  7,699    $    799
  Deferred revenue and customer deposits             3,122           -
                                                  ________    ________
       Total current liabilities                    10,821         799
                                                  ________    ________

Convertible subordinated notes, net of
  unamortized discount of $- and $2,500             27,750      12,750
Deferred income taxes                                    -         762
Deferred rent                                          356           -

Minority interest in subsidiary                          -       2,514

Commitments and contingencies (Note 12)

Stockholders' equity:
  Preferred stock - authorized
    1,000,000 shares of $1 par value;
      none issued
    Common stock - authorized
      60,000,000 shares of $.01 par
      value; 10,233,470 shares issued                 102          102
    Additional paid-in capital                     75,250       73,875
    Retained earnings (deficit)                   (20,795)      27,710
    Less 1,708,918 and 1,258,624 shares of
      common stock in treasury, at cost           (16,054)     (13,777)
    Accumulated other comprehensive income (loss)     (17)           -
                                                  _______     ________
       Total stockholders' equity                  38,486       87,910
                                                  _______     ________
       Total liabilities and
         stockholders' equity                     $77,413     $104,735
                                                  =======     ========

See Notes to Consolidated Financial Statements.

                  J NET ENTERPRISES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED JUNE 30, 2001, 2000 AND 1999
                (Dollars in thousands, except per share data)

                                            2001         2000        1999
                                          _________    ________      ______
Revenues, net:
  Product licenses                        $       7    $      -      $    -
  Maintenance                                   809           -           -
  Services                                    1,340           -           -
                                          _________    ________      ______
       Total revenues, net                    2,156           -           -
                                          _________    ________      ______

Cost of revenues:
  Product licenses                              430           -           -
  Maintenance                                   119           -           -
  Services                                      328           -           -
                                          _________    ________      ______
       Total cost of revenues                   877           -           -
                                          _________    ________      ______
         Gross profit                         1,279           -           -

Operating expenses:
  Research and development                    2,264           -           -
  Sales                                       2,142           -           -
  Marketing alliances                         1,085           -           -
  General and administrative
    (including stock based compensation
    of $190 for the year ended
    June 30, 2001)                            8,911       6,732       2,503
  Depreciation and amortization                 535          38           -
  Loss on disposal and impairments of
    technology-related businesses            24,281           -           -
  Bad debt expense                            8,582           -           -
  Costs of terminated merger                      -           -         900
                                          _________    ________      ______
       Total operating expenses              47,800       6,770       3,403
                                          _________    ________      ______

Operating income (loss) from continuing
  operations                                (46,521)      6,770       3,403
                                          _________    ________      ______
Other income (expense):
  Net fee from terminated merger                  -      11,116           -
  Gain on sale of short-term investments          -       2,361           -
  Interest and other income                   5,524       2,068       1,340
  Interest expense                           (5,889)          -           -

  Equity losses in technology-related
    businesses                              (26,121)        (62)          -
                                            _______      ______      ______
       Total other income (expense)         (26,486)     15,483       1,340

Income (loss) from continuing operations
  before income tax                         (73,007)      8,713      (2,063)
                                            _______      ______      ______


Provision (benefit) for Federal income tax  (11,558)      2,418      (1,085)
                                            _______      ______      ______

Income (loss) from continuing
  operations net of tax                     (61,449)      6,295        (978)
                                            _______      ______      ______

Income (loss) from discontinued
  operations net of taxes of
  $(99), $177 and $2,875 for the
  years ended June 30, 2001,
  2000 and 1999,respectively                   (250)        346       5,581

Gain on sale of discontinued
  operations, net of taxes of
  $6,711                                     13,004           -           -

                                            ________    _______     _______
Discontinued operations, net of tax          12,574         346       5,581
                                            ________    _______     _______
Net income (loss)                           (48,695)      6,641       4,603
                                            ________    _______     _______
Other comprehensive loss :
  Cumulative translation and
  adjustment                                    (17)          -           -

Comprehensive income (loss)                $(48,712)    $ 6,641     $ 4,603
                                           ========     =======     =======

Basic earnings (loss) per share:
Income (loss) from continuing
  operations                               $  (6.95)    $   .73  $    (.11)
Income from discontinued operations            1.44         .04        .64
                                           ________     _______     _______
Basic income (loss) per share              $  (5.51)    $   .77     $   .53
                                           ========     =======     =======
Dilutive earnings (loss) per share:
Income (loss) from continuing operations   $  (6.95)    $   .71     $  (.11)
Income from discontinued operations            1.44         .04         .64
                                           ________     _______     _______
Dilutive income (loss) per share           $  (5.51)    $   .75     $   .53
                                           ========     =======     =======

See Notes to Consolidated Financial Statements.


                       J NET ENTERPRISES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       YEARS ENDED JUNE 30, 2001, 2000 AND 1999
               (Dollars and shares in thousands, except per share data)

                                                               Accum-
                                                               ulated
                                                               Other
                                                               Compre
          Common Stock    Additional          Treasury Stock   hensive
        ________________  Paid-in   Retained ________________  Income
        Shares    Amount  Capital   Earnings Shares    Amount  (loss)   Totals
        _______   ______  _________ ________ ______ _________  ______  _______
Balance
June 30,
1998     9,854      99     66,376    16,466   (1,080) (12,070)           70,871

Comprehensive
income:
  Net loss
  from
  continuing
   operations                          (978)                               (978)
  Income
    from
    discontinued
    operations,
    net of
    tax                               5,581                               5,581
  Other comprehensive
    income:

  Unrealized gain on
    available-for-sale
    securities, net of tax
    of $408                                                       $757      757
                                                                        _______
Total comprehensive
  income                                                                  5,360
Tax benefit from
  stock options                22                                            22
  Issuance of
  shares on
  exercise
  of stock
  options     6                67                                            67
Repurchases of
  common
  stock                                         (164)  (1,706)           (1,706)
          ______   ____  _______    _______  _______   ________   ____  _______
Balance
  June 30,
  1999     9,860     99   66,465     21,069   (1,244)   (13,776)   757   74,614

Comprehensive income:
  Income from
    continuing
    operations                        6,295                               6,295
  Income from discontinued
    operations, net of tax              346                                 346
  Other comprehensive
    income:

  Unrealized gain on
    available-for-sale
    securities, net of tax
    and reclassification
    adjustment
    (See Note 9 and
    disclosure below)                                             (757)    (757)

                                                                        _______
Total comprehensive
  income                                                                  5,884
Tax benefit from stock
  options                     83                                             83
Issuance of shares on
  exercise of
  stock
  options     28             295                                            295
Repurchases of common stock                      (15)      (1)               (1)
Issuance of shares for
  investments in
  internet-related
  businesses 325     3     4,233                                          4,236

Issuance of shares for
  cancellation of stock
  options     20             299                                            299
Amount allocated to
  additional paid-in capital
  in connection with the
  issuance of the 8%
  convertible subordinated
  notes (See Note 2)       2,500                                          2,500

          ______   ____  _______    _______  _______   ________   ____  _______
Balance
June 30,
2000      10,233   $102  $73,875    $27,710   (1,259)  $(13,777)  $  -  $87,910
          ______   ____  _______    _______  _______   ________   ____  _______

Comprehensive income (loss):
 Income (loss) from
    continuing operations           (61,449)                            (61,449)
  Cumulative translation adjustment                                (17)     (17)
    Income from discontinued
        operations, net of tax       12,754                              12,754
                                                                        _______
Total comprehensive loss                                                (48,712)
  Amortization of employee stock
    options                             190                                 190
Repurchases of
  common stock                                  (450)    (2,277)         (2,277)
Amount allocated to additional
    paid-in capital in connection
    with the issuance of the 8%
    convertible subordinated
    notes (See Note 2)     1,375                                          1,375
          ______   ____  _______    _______  _______   ________   ____  _______

Balance
June 30,
2001      10,233   $102  $75,250    $(20,795)  (1,709) $(16,054)  $(17) $38,486
          ======   ====  =======    ========   ======  ========   ====  =======


Disclosure of reclassification amount:
  Unrealized gain for the year ended
  June 30, 2000                         $    777
Less reclassification adjustment for
  gain included in net income             (1,534)
                                        ________
Unrealized gain on available-for-sale
  securities, net of tax                $  ( 757)
                                        ========


See Notes to Consolidated Financial Statements.




                    J NET ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 2001, 2000 AND 1999
                              (Dollars in thousands)

                                                  2001       2000     1999
                                                ________   ________  _______
Operating activities:
  Net income (loss)                             $(48,695)  $  6,641  $  4,603
  Adjustments to reconcile
    net income (loss)to net
    cash provided by (used in)
    operating activities:
  Equity in loss of technology-related
    businesses                                    26,121         62         -
  (Income) loss from discontinued
    operations, net of ($99),
    $177 and $2,875 of tax for
    years ended June 30, 2001,
    2000 and 1999, respectively                      250       (346)   (5,581)
  Gain on sale of route operations,
    net of $6,711 tax                            (13,004)         -         -
  Net fee from terminated merger                       -    (11,116)        -
  Loss on disposal and impairments of
    technology-related businesses                 24,281          -         -
  Bad debt provisions (recovery),
    net of forgiven debt                           8,582          -         -
  Amortization of original issue
    debt discount                                  3,875          -         -
  Amortization of stock-based
    compensation                                     190          -         -
  Depreciation and amortization                      814         38         -
  Deferred income taxes                           (1,263)       (71)      103
  Gain on sale of short-term
    investments                                        -     (2,361)        -
  Increase (decrease) from
    changes in:
      Increase in federal income
        taxes receivable                         (13,150)         -         -
      Increase in marketable
        securities                                (1,937)         -         -
      Prepaid expenses, accounts
        receivable and other
        current assets                             1,325        (15)      316
      Notes receivable, related parties             (288)         -         -
      Other non-current assets                      (278)      (474)      900
      Accounts payable and other current
        liabilities                                 (981)       171      (260)
      Deferred revenue and customer
        deposits                                    (610)         -         -
       Other, net                                     (8)         -       (61)
                                                 ________   ________  ________
         Net cash provided by (used in)
           continuing operations                  (14,776)    (7,471)       20

         Net cash provided by
           discontinued operations                  1,435      8,389    10,987
                                                 ________   ________  ________
         Net cash provided by
           (used in) operating
           activities                             (13,341)       918    11,007


Investing activities:
  Investments in technology-related
   businesses                                    (30,767)   (19,099)        -
  Investment in notes receivable                 (12,490)         -         -
  Investment in marketable securities            (25,444)         -         -
  Break-up fee from terminated merger                  -     13,500         -
  Proceeds from sale of short-term investments         -      8,488         -
  Cash of InterWorld at acquisition                4,378          -         -
  Proceeds from sale of discontinued
    operations                                    36,905          -         -

  Purchase of property and equipment              (2,507)       (11)        -
  Purchase of marketable securities                    -          -    (6,127)
  Increase in lease acquisition costs
    and noncurrent assets                              -     (1,669)   (1,622)
                                                ________   ________  ________
         Net cash provided by
          (used in) investing activities -
          continuing operations                  (29,925)     1,209    (7,749)
         Net cash used in discontinued
           operations                             (2,525)    (1,001)   (4,257)
                                                ________   ________  ________
         Net cash provided by (used in)
           investing activities                  (32,450)       208   (12,006)

Financing activities:
  Proceeds from convertible
    subordinated notes                            12,250     14,250         -
  Proceeds from issuance of
    common stock                                       -        594        67
  Repurchases of common stock                     (2,277)        (1)   (1,706)
  Other                                                -        (16)        -
                                                ________   ________  ________
         Net cash provided by
          (used in) financing activities           9,973     14,827    (1,639)
                                                ________   ________  ________

Net increase (decrease) in cash
  and cash equivalents                           (35,818)    15,953    (2,638)
Cash and cash equivalents at
  beginning of period                             60,090     44,137    46,775
                                                ________   ________  ________
Cash and cash equivalents at
  end of period                                 $ 24,272   $ 60,090  $ 44,137
                                                ========   ========  ========

Supplemental disclosures of cash flow data:
    Cash paid during the year for:
        Federal income tax                      $  2,300   $  2,650  $  2,400
        Interest paid                           $  1,976          -         -
Non-cash investing and financing activities:
    Tax benefit from exercise of stock options $ - $ 83 $ 22 Issuance of common stock for investments in
        technology-related businesses           $      -   $  4,236  $      -
    Debt discount on convertible
        subordinated notes                      $  1,375   $  2,500  $      -
    Minority interest in subsidiary             $ (2,514)  $  2,514  $      -
    Note receivable - related parties           $    250   $  1,000  $      -
    Property received in foreclosure on loans   $  5,450   $      -  $      -



See Notes to Consolidated Financial Statements.

              J NET ENTERPRISES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Significant Accounting Policies And Business

Business:
J Net Enterprises, Inc. ("J Net" or the "Company") is a technology holding company with concentrated investments in enterprise software and technology infrastructure companies (the "Technology-Related Businesses"). The Company's assets consist primarily of cash and investments.

On May 22, 2001, J Net completed the acquisition of InterWorld. This acquisition was the result of several actions beginning with a $20,000,000 purchase of Preferred Stock from InterWorld in November 2000. In April 2001, when the redemption of the Preferred Stock became due, J Net agreed to accept common stock of InterWorld equal to 94.6% of the total issued and outstanding shares in satisfaction of the Preferred Stock redemption obligation. On June 29, 2001, in a transaction related to foreclosure of a loan, J Net received additional shares of InterWorld's common stock which increased total ownership to 95.3% of InterWorld's issued and outstanding common stock, which was their only equity security outstanding. As a result of these transactions, InterWorld represents the most significant investment of the Company.

In addition to its $20,000,000 investment in Preferred Stock, the Company and InterWorld have entered into a $20,000,000 secured credit facility in the form of a promissory note. Under terms of that agreement, J Net, at its sole discretion, advances InterWorld funds to meet working capital requirements. Such advances totaled $3,000,000 at June 30, 2001 and $12,400,000 as of September 30, 2001. At June 30, 2001, InterWorld had a deficiency in net assets of $5,814,000.

InterWorld requires advances under the promissory note to continue business operations. InterWorld historically operated at a loss and received a going concern opinion from its independent auditors during its previous fiscal year ended December 31, 2000. J Net has continued to fund InterWorld's operations and is currently evaluating its ownership interest in InterWorld. J Net is exploring a number of strategic alternatives including, but not limited to, seeking a strategic partner to provide additional funding for InterWorld, pursuing a possible sale, or terminating the business operations of InterWorld altogether.

J Net also holds minority investments in other technology companies, including but not limited to, systems development and software companies.
The investments are held directly by the Company, or by J Net Ventures I, LLC (the "Fund" or "Ventures I"), a fund owned and managed by the Company. The Fund was created in March 2000 and the Company anticipated contributions of $55,000,000 to the Fund at formation. As of June 30, 2001, investments totaling approximately $34,000,000 had been made on behalf of the Fund. The Company also owned 100% of the Fund as of June 30, 2001. As a result of the changes in market conditions with respect to Technology-Related Businesses and the significance of the InterWorld transaction described above, J Net has suspended its minority investment strategy and concentrated its efforts and financial resources on InterWorld.

Prior to March 2000, when the Company began emphasizing technology-related activities, J Net was named Jackpot Enterprises, Inc. ("Jackpot") and was engaged, through various subsidiaries, in the gaming industry for over 30 years. In July 2000, the Company executed a definitive agreement to sell the Route Operations. The sale, which was subject to regulatory approvals and other customary closing conditions, was completed on November 22, 2000. Because of the sale, the results of the Route Operations in this Annual Report on Form 10-K for the fiscal year ended June 30, 2001
(this "Form 10-K") and prior periods are presented as discontinued operations.

Principles of consolidation:
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions are eliminated. Unless the context indicates otherwise, references to "2001", "2000" and "1999" are for the fiscal years ended June 30, 2001, 2000 and 1999, respectively.

Reclassifications:
Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

Use of estimates:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the
accompanying consolidated financial statements and notes.   Actual results
could differ from those estimates.

Cash equivalents:
Cash equivalents are liquid investments comprised primarily of debt instruments and money market accounts with maturities of three months or less when acquired and are considered cash equivalents for purposes of the consolidated balance sheets and statements of cash flows. Cash equivalents are stated at cost which approximates fair value due to their short maturity. Cash and cash equivalents include cash equivalents of $24,190,000 and $60,090,000 at June 30, 2001 and 2000.

Short-term investments:
In October and November 2000 and January 2001, the Company invested a total of $25,000,000 in Mariner Partners, L.P. ("Mariner"), a private investment fund. Mariner employs a multi-strategy approach, emphasizing market neutral and event driven styles, to opportunistically seek, identify, and capitalize on investment opportunities across the financial markets. This approach mitigates the episodic returns generally experienced by single sector funds. According to fund documents, Mariner has consistently generated above average returns relative to hedge fund industry benchmarks while taking lower levels of risk as indicated by comparative measures such as Sharpe Ratios, actual volatility, cumulative loss, and % of months profitable. J Net can withdraw all or a portion of its investment upon 45 days prior written notice. The Company classifies those securities as short-term investments and records changes in the value of the accounts in the item captioned interest income and other income in the consolidated statement of operations. Interest and other income representing the increase in the Company's investment in Mariner for the fiscal year ended June 30, 2001 was $1,937,000.

Fair value of financial instruments:
The carrying value of certain of the Company's financial instruments, including accounts receivable, accounts payable and accrued expenses approximates fair value due to their short maturities. The unregistered convertible subordinated notes are not traded in the open market and a market price is not available. However, based on the Company's financial position, management believes that the carrying value of such debt approximates fair value.

Investments in Technology-Related Businesses:
The various interests that the Company acquires in Technology-Related Businesses are accounted for under one of three methods: consolidation, equity or cost. The applicable accounting method is generally determined based on the Company's voting interest and its ability to influence or control the Technology-Related Business. For investments accounted for under the equity method, the excess of the cost of the investment over the Company's equity in the underlying net assets of such investment is amortized on a straight-line basis over 5 years. Such amortization is included in the line captioned depreciation and amortization in the accompanying consolidated statements of operations.

Investments in debt and equity securities:
The Company accounts for investments in debt and equity securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). This statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities, and requires such securities be classified as either held to maturity, trading, or available-for-sale. Management determines the appropriate classification of its investments in securities at the time of purchase and reevaluates such classification at each balance sheet date. SFAS 115 requires that available-for-sale securities be carried at fair value with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Unrealized gains and losses for available-for-sale securities are recorded as comprehensive income (loss) and are excluded from earnings. Realized gains from sales of available-for-sale securities in 2000 were $2,361,000. There were no realized gains from sales of investment securities in 2001 or 1999.

Stock-based compensation:
The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") for stock options while disclosing pro forma net earnings (loss) and net earnings (loss) per share as if the fair value method had been applied in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). On July 1, 2000, the Company also adopted provisions contained in the Financial Accounting Standard Board of the AICPA Interpretation 44 ("FIN 44"), which provided clarification on the application of APB 25.

Accounting for equity method investments:
When the Company uses the equity method to account for its investments in Technology-Related Businesses it uses the procedures outlined in the "Summary of Proceedings of the FASB Emerging Issues Task Force" issue number 98-13 ("EITF 98-13"), which covers accounting by equity method investors for investee losses when the investor has loans to and investments in other securities of the investee. EITF 98-13 generally defined other investments in the investee to include preferred stock, debt securities and loans. The conclusions of the task force also prescribes the order in which equity method losses shall be recognized as the seniority of the other investments (that is, priority in liquidation).

In 2001, the Company used the equity method to account for its investments in InterWorld Corporation (up to May 2001, when the consolidation method was adopted), Alistia Inc., Digital Boardwalk, LLC and Tech Trader, Inc.
All of the investments were in the form of preferred stock. When common stockholders' equity is a deficit, equity losses are recognized in accordance with the company's proportionate ownership percentages in preferred stock. The applicable percentage of equity losses recognized in 2001 was 100% for InterWorld Corporation, 39.8% for Alistia, Inc. and 42.1% for Tech Trader, Inc. As a result of the business combination with InterWorld, the consolidation method was adopted during May 2001.

Property and equipment:
Leasehold improvements and other property and equipment are recorded at cost and are depreciated on a straight line basis over the shorter of estimated useful live of the asset or lease terms, as applicable, as follows: 3 to 7 years for equipment and 3 to 10 years for leasehold improvements. Property sold or retired is eliminated from the accounts in the year of disposition.

Assets held for sale:
Assets which will be sold rather than used are recorded at their estimated fair value less estimated cost to sell.

Revenue recognition:
The Company follows AICPA Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by SOP 98-4, further amended by SOP 98-9, and Staff Accounting Bulletin 101. These pronouncements provide guidance on when revenue should be recognized and in what amounts as well as what portion of licensing transactions should be deferred. The adoption of these pronouncements did not have a material impact on results.

Revenue under multiple element arrangements is allocated to each element using the "residual method", in accordance with Statement of Position No. 98-9, "Modification of SOP 97-2 with Respect to Certain Transactions" ("SOP 98-9"). Under the "residual method", the total fair value of the undelivered elements is deferred and subsequently recognized in accordance with SOP 97-2. Software license agreements generally include two elements: the software license and post-contract customer support. InterWorld has established sufficient vendor-specific objective evidence ("VSOE") for the value of maintenance and post-contract customer support services based on the price when these elements are sold separately and/or when stated renewal rates for maintenance and post-contract customer support services are included in the agreement, and the actual renewal rate achieved.

Product licenses:
Revenue from the licensing of software products is recognized upon shipment to the customer, pursuant to an executed software licensing agreement when no significant vendor obligations exist and collection is probable. If acceptance by the customer is required, revenue is recognized upon customer acceptance. Amounts received from customers in advance of product shipment or customer acceptance are classified as deposits from customers. Other licensing arrangements such as reseller agreements, typically provide for license fees payable to the Company based on a percentage of the list price for the software products. The license revenues are generally recognized when shipment by the reseller occurs, or when collection is probable.

Contracts for product licenses where professional services require significant production, modification or customization are recognized on a percentage of completion basis.

Services revenue:
Revenue from professional services, such as custom development, installation and integration support, is recognized as the services are rendered.

Revenue from maintenance and post-contract customer support services, such as telephone support and product enhancements is recognized ratably over the period of the agreement under which the services are provided, typically one year.

Deferred revenue consists principally of billings in advance for services and support not yet provided.

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

As a result of the Company's abandonment of its investment in Tech Trader, Inc., a previously ascribed value of the warrant classified as derivative was expensed and reported as an impairment in the amount of $1,500,000 in fiscal 2001. The Company did not have any derivative instruments at June 30, 2001.

In March 2000, the Financial Accounting Standards Board of the AICPA issued FASB Interpretation 44 Accounting for Certain Transactions involving Stock Compensation ("FIN 44"), which provides clarification on the application of Accounting Principals Board Opinion No. 25 Accounting for Stock Issued to Employees. The Company adopted the provisions of FIN 44 beginning July 1, 2000. The application of FIN 44 did not have a significant impact on the Company's results of operations.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business
combination.   SFAS 142 addresses the initial measurement and recognition of intangible assets acquired outside of a business combination, whether acquired with a group of other assets or acquired individually, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment test on an annual basis at a minimum. The Company is required to adopt SFAS 141 and SFAS 142 on a go forward basis beginning January 1, 2002; however, certain provisions of these new standards may also apply to any acquisition made after June 30, 2001. As of June 30, 2001, the Company wrote off its goodwill due to impairments or losses incurred on investments where goodwill had been recorded. The adoption of SFAS 141 and SFAS 142 will be made as required for future transactions.

Note 2 - Convertible Subordinated Notes

The Company completed an offering of $27,750,000 of unregistered convertible subordinated notes (the "Notes") to a group of private investors in October 2000. Investors include officers and directors of the Company or entities controlled by such directors and certain employees (see Note 7). The issuance of the Notes was approved by the Company's Board of Directors on January 31, 2000 and approved by shareholders at the Company's annual meeting on December 6, 2000. The conversion price of $10.75 was set by the Company in connection with the limited circulation of a Confidential Memorandum prior to the public announcement of the Company's intention to effect its business transformation and was equal to an 18% premium over the then twenty day trailing average market price.

The principal amount of the Notes is payable on March 31, 2007 and bears interest at 8% per annum, payable on a quarterly basis and may not be prepaid in whole or in part by the Company. The Notes are convertible automatically if, at any time after April 1, 2004, the common stock of the Company has a market price (as determined by the principal trading market for the Company's common stock or as otherwise specified in the Note) of over 250% of the then current conversion price for a period of ten trading days within any twenty consecutive trading day period. At the option of the holder of a Note, a Note shall be convertible into the Company's common stock at any time after June 1, 2001. The number of shares of common stock to be received by a Note holder upon conversion will be determined by dividing the principal amount of the Note by the conversion price in effect at the time of the conversion, which was initially $10.75. The conversion price is subject to adjustment in the event of any subdivision, combination, or reclassification of outstanding shares of the Company's common stock.

For financial statement purposes, a substantial portion of the Notes were deemed to have been in-the-money at the commitment date. The Company calculated the beneficial conversion feature as the difference between the fair value of the common stock at the commitment date and the initial conversion price, multiplied by the number of shares into which the debt is convertible. For the fiscal year ending June 30, 2000 approximately $2,500,000 of the proceeds from issuance of the Notes was recorded as debt discount and allocated to additional paid-in capital. Additional Notes issued during the fiscal year ended June 30, 2001 resulted in additional discount of $1,375,000. Because the earliest date available for the holders to covert the Notes to common stock was June 1, 2001, the entire debt discount was amortized to interest expense during the fiscal year ended June 30, 2001.

Note 3 - Investments In Technology-Related Businesses

Active investments as of June 30, 2001:
InterWorld Corporation (a consolidated subsidiary beginning May 2001). The acquisition of InterWorld has been accounted for as a step acquisition due to a series of transactions beginning in November 2000. The Company used the equity method of accounting from November 2000 until May 2001, when the consolidation method was adopted due to the acquisition of a controlling interest in InterWorld. As of June 30, 2001, the Company owned 95.3% of the Common Stock of InterWorld.

J Net is presently funding InterWorld under a $20,000,000 secured credit facility in the form of a promissory note. Advances are secured by all of the assets of InterWorld, including intellectual property. J Net funds InterWorld at its sole discretion and is under no obligation to continue funding or to fund the full amount of the credit facility.

Presently, InterWorld requires approximately $3,000,000 per month to fund its operations. As of June 30, 2001, the Company had funded $3,000,000 under the aforementioned promissory note and had funded $12,400,000 by September 30, 2001. InterWorld has historically operated at a loss and received a going concern opinion from its independent auditors for the twelve months ended December 31, 2000. Through June 30, 2001, InterWorld continued to incur operating losses and without continued funding, there remains substantial doubt about InterWorld continuing as a going concern.

J Net is evaluating its current ownership interest in InterWorld and is exploring a number of strategic alternatives including, but not limited to, seeking a strategic partner to provide additional funding, pursuing a possible sale, or terminating the business operations of InterWorld altogether.

On October 12, 2000, J Net and InterWorld Corporation entered into a definitive Securities Purchase Agreement (the "Securities Purchase Agreement"). Pursuant to the terms of the Securities Purchase Agreement, J Net purchased $20,000,000 in aggregate principal amount of Series A Preferred Stock of InterWorld (the "Preferred Stock") on November 10, 2000. Each share of the Preferred Stock was initially convertible into shares of Common Stock of InterWorld (the "Common Stock") at a conversion price of $6.25 per share (the "Conversion Price"), subject to adjustment on the six month anniversary of the date of issue, to 90% of the average daily closing price of Common Stock for such six-month period, but in no event less than $2.00 per share. Furthermore, as of April 12, 2001, J Net, at its sole discretion, had the option to require InterWorld to redeem the Preferred Stock for cash at 150% of the purchase price plus accrued dividends, provided that such right would expire if InterWorld consummated a change of control transaction with J Net on or prior to such date.

In connection with the issuance of the Preferred Stock, InterWorld issued to J Net warrants to purchase additional shares of Common Stock at an exercise price of $7.25 per share, subject to adjustment, exercisable at any time until October 12, 2005, equal to 19.999% of the current outstanding shares of Common Stock less the amount of shares issuable upon the conversion of the Preferred Stock. The Company determined these warrants were a derivative security as defined by SFAS 133, as amended. Because there is no public market for these warrants, the value of the warrants was determined using the Black-Scholes methodology. As a result of subsequent transactions described below, the warrants were canceled. Therefore, no accounting for these warrants using SFAS 133 was required.

Pursuant to the Securities Purchase Agreement, J Net appointed two of its board members to InterWorld's Board of Directors. Based on the Company's representation on the Board of Directors and the Company's ability to otherwise influence direction of InterWorld's activities, the Company adopted the equity method to account for its initial investment in InterWorld.

On January 25, 2001, J Net and InterWorld entered into a Stock Purchase Agreement and a Stand-By Purchase Agreement (collectively, the "Agreements"). Pursuant to the Agreements, J Net was to exchange all of its InterWorld Preferred Stock and the related warrants for 46,153,846 newly-issued shares of InterWorld Common Stock. In connection with such exchange, J Net had agreed to suspend its option to require InterWorld to redeem its Preferred Stock, provided such exchange was approved by InterWorld's shareholders. In addition, pursuant to the Agreements, InterWorld had agreed to offer for sale to all holders of InterWorld Common Stock up to $20,000,000 of newly-issued InterWorld Common Stock at a price per share of $.65. If such holders did not purchase all of the new issuance, the Company had agreed to purchase the difference between $20,000,000 and the amount purchased by other InterWorld shareholders (the "Stand-By Commitment"). The Agreements also provided J Net with an option to purchase an additional $20,000,000 of InterWorld Common Stock (the "Over Allotment Option"). A portion of the Over Allotment Option would have been exercisable at a price per share of $.65 and a portion would have been exercisable at a price per share equal to 90% of the volume-weighted average trading price of InterWorld Common Stock for the 10 trading day period prior to the time of exercise. The portions exercisable at each price would have depended on the number of shares purchased pursuant to the Stand-By Commitment, as described in the Agreements. The transactions described in the Agreements were subject to numerous conditions, including obtaining various InterWorld shareholder approvals and the making of various regulatory filings, as described in the Agreements. On February 7, 2001, Mark W. Hobbs, J Net's President and Chief Operating Officer, was appointed to InterWorld's Board of Directors.

On April 19, 2001, the Company announced that there were several factors which precluded the consummation of the transactions contemplated by the Agreements. As a result, J Net and InterWorld announced that the agreements had been terminated. In addition, it was disclosed that the Nasdaq, the securities exchange where InterWorld was then traded, had notified InterWorld that unless certain conditions were satisfied, that InterWorld's stock would be delisted. Such delisting was effective May 4, 2001.

As a result of the cancellation of the Agreements, J Net announced it would require InterWorld to redeem its Preferred Stock in accordance with its terms. Those provisions entitled J Net to receive a cash payment or to convert the Preferred Stock into Common Stock at a fixed discount of the then market price. On May 4, 2001, InterWorld issued Common Stock equal to 67.5% of its total issued and authorized Common Shares as partial settlement to its mandatory redemption obligation.

At the close of business on May 21, 2001, InterWorld announced completion of a one for fifty reverse stock split. In conjunction with this reverse stock split, InterWorld completed the redemption of the Preferred Stock with the terms of the mandatory redemption provision. Subsequent of the reverse stock split, InterWorld had 10,779,033 of Common Stock of which J Net owned 10, 191,813 or 94.6% of the total outstanding shares.


On June 29, 2001, in a transaction related to a loan foreclosure with Michael
J. Donahue, the company received an additional 85,408 shares of InterWorld common stock. At the close of this transaction, J Net owned 95.3% of the issued and outstanding shares of InterWorld.

Pro Forma Information (Unaudited)

Set forth in the following table is certain unaudited pro forma financial information for the years ended June 30, 2001 and 2000. This information has been prepared assuming that J Net's acquisition of InterWorld was consummated on July 1, 1999. Because J Net functioned primarily as a holding company and InterWorld as an operating company at the assumed date of acquisition date, no cost savings have been assumed in the pro forma tables.

The pro forma consolidated statement of operations for the years ended June 30, 2001 and June 30, 2000 are unaudited and were derived by adjusting the historical consolidated financial statements of J Net and InterWorld for those reporting periods. The historical consolidated financial statements of InterWorld has been restated to accommodate the June 30 fiscal year used by J Net. The pro forma statement of operations are for information purposes only and they should not be interpreted to be indicative of the Company's consolidated results of operations had the transaction actually occurred on the assumed date and should not be used to project results for any future date or period.

                                    Twelve Months Ended June 30,
                                   ____________________________
                                         2001          2000
                                       ________      _______
                                       (dollars in thousands)
Revenues, net:
  Product licenses                     $  8,632      $ 33,392
  Services                               20,634        24,911
  Maintenance                             1,281             -
  Training                                   14             -
  Other                                       -             -
                                       ________      ________
    Total revenues, net                  30,561        58,303
                                       ________      ________

Cost of revenues:
  Product licenses                        2,633         3,428
  Services                               18,377        20,870
  Maintenance                               149             -
  Training                                  169             -
                                       ________      ________
    Total cost of revenues               21,238        24,208
                                       ________      ________
      Gross profit                        9,233        34,095

Operating expenses:
  Research and development               20,845        23,027
  Sales and marketing                    30,378        31,083
  General and administrative             23,124        21,465
  Depreciation and amortization             535            38
  Impairment on technology-related
    investments                          21,445             -
  Loss on sale of investments             2,836             -
  Bad debt expense                        8,582             -
  Charges for follow-on offering costs        -           733
  Amortization of stock-based
    compensation                            288             -
                                       ________      ________
    Total operating expenses            107,778        76,346
                                       ________      ________

Income (loss) from operations           (98,545)      (42,251)
                                       ________      ________

Other income (expense):
  Interest and other income               6,462         3,945
  Interest expense                       (5,889)         (411)
  Net fee from terminated merger              -        11,116
  Write-off deferred financing             (470)            -
  Gain on sale of short-term
    investments                               -         2,361
  Equity in income (loss) of
   internet-related businesses           (5,871)          (62)
                                       ________      ________
    Total other income (expense)         (5,678)       16,949
                                       ________      ________
 Income (loss) before income taxes     (104,223)      (25,302)
  Provision (benefit) for Federal
    income tax                          (11,558)        2,374
                                       ________      ________
    Net income (loss) from continuing
      operations                        (92,665)      (26,676)
    Income from discontinued
        operations, net of tax           12,754           346
                                       ________      ________
    Net income (loss)                  $(79,911)     $(27,330)
                                       ========      ========

Basic and diluted loss per share:
  Income (loss) from continuing
    operations                         $ (10.48)     $  (3.19)
  Income from discontinued operations      1.44           .04
                                       ________      ________
                                       $  (9.04)     $  (3.15)
                                       ========      ========

Weighted average common shares
    outstanding - basic                   8,839         8,674
                                       ========      ========

Tellme Networks, Inc. ("Tellme") provides voice driven interactive services to consumers and businesses. Tellme enables users through voice-recognition and speech-synthesis to utilize any telephone to access the Internet and listen to online information. The Company uses the cost method to account for its investment in Tellme.

Investors in Tellme include The Barksdale Group, Benchmark Capital, Kleiner Perkins Caufield & Byers and AT&T. In September 2000, Ventures I invested $2,000,000 in Tellme, representing less than 2% of the total capital raised. Based on Tellme's positive financial condition (approximately $90,000,000 in cash as of June 30, 2001) and its current and projected cash utilization, Management believes the original $2,000,000 investment represents the lower of cost or market at June 30, 2001.

eStara, Inc. ("eStara") The Company funded $2,665,000 of a $4,000,000 commitment to eStara's $15,000,000 Series B round of financing in September 2000. The remaining commitment was funded in July 2001 under revised terms, which included a new series of stock at substantially lower valuations than the original contribution. As a result of the lower valuations, a partial impairment of $1,375,000 against the original investment was recorded as of June 30, 2001 to reflect the overall value of the Company's investment on a consistent basis. eStara is a non public development stage company that provides voice communications technology that enables on-line customers to talk with e-businesses over the Internet. The Company uses the cost method to account for this investment.

Investments sold, abandoned or impaired during fiscal 2001:

Jasmine Networks. The Company, on behalf of Ventures I, invested $5,000,000 as part of an $80,000,000 Series C financing in August 2000. As of June 30, 2001, Jasmine was actively engaged in negotiations to sell a division of its company to a third party at a value which would represent a discount to the original investment. In addition, other events which transpired in August and September, including the loss of a significant customer, resulted in J Net recording an impairment for its entire investment of $5,000,000 as of June 30, 2001. The Company used the cost method to account for its investment in Jasmine.

Strategic Data Corporation. The Fund invested $250,000 and $850,000 in Strategic Data Corporation in May 2001 and May 2000, respectively. The investment is accounted for under the cost method. Management's analysis of Strategic Data's business model, which relies on Internet advertising, resulted in an impairment of the full $1,100,000 investment as of June 30, 2001.

Meister Brothers Investments, LLC. On March 1, 2000, the Company acquired a 1% membership interest in and became the managing member of Meister Brothers Investments, LLC ("MBI") for $40,000 pursuant to an agreement between MBI, the Company, Keith Meister ("KM") and Todd Meister ("TM"). KM and TM each own 49.5% of the membership interests in MBI and were Co-Presidents of the Manager of the Fund as of June 30, 2001. As managing member, the Company has complete authority and responsibility for the operations and management of MBI and its ownership interests. Through its ownership interests, MBI owns a portfolio of investments (the "Portfolio") in development stage Technology-Related businesses. Such investments are accounted for under the cost method.

Prior to the execution of the agreements described above, KM, TM and the Company mutually agreed that the estimated Portfolio value was $2,500,000. Based upon such value, the minimum number of shares to be received by KM and TM was determined by using a $9.06 per share value of J Net's common stock, which was the average closing price for the 30 days prior to the parties mutual agreement of the estimated Portfolio value.

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

Based upon the Company's control over MBI as described above, the Company has consolidated MBI in its June 30, 2001 balance sheet and reflected the minority interest of MBI owned by KM and TM. Upon the exercise of the Put or the Call, the Company will record the purchase of MBI as a step acquisition based upon the fair value of the J Net common stock issued.

On September 28, 2001, the Company completed the acquisition of the remaining 99% of the MBI portfolio. The acquisition was consummated pursuant to terms contained in the Put Agreement entered into in March 2000.

As part of the regular periodic analysis performed by management during fiscal 2001, it was determined that the companies within the MBI portfolio, had no value and impairments were recorded.

CyberBills, Inc. In March 2000, the Company purchased 3,385,106 shares of Series C Preferred Stock of CyberBills, Inc ("CyberBills"), a non public development stage company at a cost of $3,186,000, of which $3,000,000 was made on behalf of Venture I. The Company's share of the total investment was approximately 11% of the total Series C placement. The cost method of accounting was used to account for the investment in CyberBills.

In May 2001, the management of CyberBills entered into an asset purchase agreement with an unrelated party to sell the assets for $15,000,000. The closing of the sale occurred on June 20, 2001. After payment of creditors and estimated reserves for transaction and other transition expenses, the Series C shareholders are expected to receive a distribution of approximately $2,000,000, or approximately $200,000 net to the Company. The proceeds will be received in two parts. The first will occur at dissolution of CyberBills which is expected in the fourth quarter of calendar year 2001. The second distribution, expected in June 2002, will occur when final escrowed funds set aside for undisclosed liabilities are released by the buyer. The loss on the investment, net of the expected $200,000 of proceeds is reported as a $2,986,000 loss on disposal and impairments in the Consolidated Statement of Operations.

Digital Boardwalk, LLC ("Digital"). The Company's investment in Digital, an e-services company was sold in April 2001. Losses from the operations and sale during the time the Company held the investment were approximately $5,000,000, which included the Company's initial investment of $3,000,000 in cash and $1,767,000 in J Net common stock in March 2000, and a $250,000 working capital loan made during 2001. Prior to its disposal, the Company used the equity method to account for the investment in Digital.

Alistia, Inc. On May 18, 2000, J Net Ventures I purchased a 39.8% ownership interest in Series A Preferred Stock ("Series A Stock") of Alistia, Inc. ("Alistia"), a non public development stage company for $2,000,000 in cash. The Series A Preferred Stockholders are entitled to vote along with the common stockholders based on the number of common stock in which the Series A Preferred shares could be converted. On an as-converted basis, the Company had a 19.95% voting interest in the initial investment. In addition, a member of J Net's board of directors is a member of Alistia's five member board. As a result of the voting percentage and board representation, the Company used the equity method of accounting.

On May 8, 2001, the Fund participated in a second round financing in Alistia, Inc., of Redeemable Preferred Stock (the "Series B Stock") with a separate group of investors. The Series B stock is senior in liquidation to the Series A Preferred Stock. The funding of the Series B Stock included two separate closings. The Company's share, assuming completion of both closings, was 13.6% of a $5,000,000 placement in the Series B Stock. The first closing, representing the issuance of 5,615,440 shares, occurred on May 8, 2001. The Company funded $480,000, or 60% of the $800,000 committed at the first closing. The second closing, consisting of an additional 4,362,285 shares, was contingent on Alistia meeting certain operating and financial targets. In June 2001, Alistia notified its Board of Directors and investors that the performance targets specified in the Series B Stock would not be attained thereby nullifying any further funding obligation. Alistia is presently in the process of liquidation and the Company has recognized equity accounting losses and impairment provisions for the entire $2,480,000 investment in Alistia.

TechTrader, Inc. In June 2000, the Company purchased 42.1% in Series B Preferred Stock and a warrant to acquire 827,796 shares of common stock in Tech Trader, Inc. ("Tech Trader"), a development stage non public company. The aggregate purchase price totaled $8,488,000 consisting of $6,000,000 in cash and $2,488,000 in the Company's common stock (178,571 shares). The Company used the equity method to account for the investment in TechTrader.

In June 2001, the Company deemed the enterprise value of Tech Trader to be worthless and wrote off the full value of its investment, goodwill, and value previously ascribed to warrants included in the Series B Preferred Stock purchase agreement.

Other transactions. The management of Carta, Inc. ceased operations in February 2001 and the Company's investment of $4,000,000 was written off in 2001. The Company used the cost method of accounting for Carta.

Summary of investments in Technology-Related Businesses:

As a result of the Company's acquisition of a controlling interest in InterWorld, the accounts of InterWorld are consolidated with J Net beginning in May 2001. Because the net book value of InterWorld is a deficit, the minority interest share of losses have been included in the consolidated financial statements. The minority interests shares of operating losses since the Company acquired the controlling interest in InterWorld would be approximately $275,000. Until such time InterWorld becomes profitable, if at all, the minority interests will continue to be included in the consolidated results of the Company.

Due to impairments recorded in 2001, the Meister Brothers Portfolio, which used the consolidation method, was carried at zero value.

There are no investments remaining for which the equity method is used as of June 30, 2001. The sale of Digital Boardwalk, abandonment of TechTrader in the fiscal year ended June 30, 2001 and the decisions to cease funding to Alistia by the investors, resulted in all equity investees having a zero basis.

The remaining investments accounted for using the cost method, net of impairment, include Tellme Networks, Inc., and eStara, Inc., which have a carrying value of $3,290,000 as of June 30, 2001.

The following table sets forth the acquisition cost for the Company's investments and the related activity of each investment since inception (dollars in thousands):

                        Equity
                        income  Equity
                        (loss)  (loss)
                         for     for
                         year   year                                    Carrying
                        ended  ended                Impairments          value
             Original   June   June                 and losses           as of
            Acquisition  30,    30,    Goodwill     on sale in          of June
              Cost      2000    2001  Amortization     2001     Other   30, 2001
            ___________ ______ ______ _____________ ___________ _______ ________
Jasmine
Networks,
Inc.         $ 5,000    $  -   $    -    $   -       $ (5,000)  $    -   $     -
TechTrader,
Inc.           8,563     (99)   (3,247)   (407)        (4,810)       -         -
Digital
Boardwalk,
LLC            5,017     130      (627)    (19)        (4,501)       -         -
Carta, Inc.    4,000       -         -       -         (4,000)       -         -
CyberBills,
Inc.           3,186       -         -       -         (2,986)    (200)(a)     -
eStara, Inc.   2,665       -         -       -         (1,375)             1,290
Strategic
Data
Corporation    1,100       -         -       -         (1,100)       -         -
Alistia,
Inc.           2,480     (93)   (1,907)    (11)          (469)       -         -
Meister
Brothers
Investments,
LLC               40       -         -       -            (40)       -         -
InterWorld
Corporation
(b)           20,340       -   (20,340)      -              -        -         -
Tellme
Networks,
Inc.           2,000       -         -       -              -        -     2,000
             _______    ____  ________   _____       ________    _____    ______
  Total      $54,391    $(62) $(26,121)  $(437)      $(24,281)   $(200)   $3,290
             =======    ====  ========   =====       ========    =====    ======

(a) Uncollected proceeds from sale of investment, included in other current assets as of June 30, 2001.
(b)  InterWorld became a consolidated subsidiary of the Company in May 2001.


Note 4 - Notes Receivable And Assets Held For Sale

On October 12, 2000 J Net, on behalf of Venture I, entered into a Loan Assumption and Forbearance Agreement with Michael J. Donahue, Vice Chairman and Chief Executive Officer of InterWorld, pursuant to which J Net purchased from Salomon Smith Barney ("SSB") a loan from SSB to Mr. Donahue in the amount of $12,445,500. The loan was secured by 4,270,406 shares (prior to a May 4, 2001 1:50 reverse stock split) of InterWorld Common Stock and other assets owned by Mr. Donahue. The loan was due in October 2003, subject to an acceleration in October 2001 if InterWorld did not effect a merger transaction with J Net, and accrued interest payable at 8% per annum. In connection therewith, J Net entered into a Call/Participation Agreement with Mr. Donahue whereby he agreed that J Net would share in the profit on a portion of the stock securing the loan once certain conditions, including the repayment of the loan, were met. Mr. Donahue had sole power to vote and dispose of the shares, although he was required to vote the shares in favor of a merger of InterWorld and J Net and consult with J Net on other matters put before InterWorld's shareholders for a vote thereon. The loan agreement contained certain events of default beyond non-payment, the most significant of which included failure by Mr. Donahue to vote the stock in favor of a merger between InterWorld and J Net and any time that the closing price of the stock pledged as collateral fell below $2.00 per share for more than 10 days.

On the date the loan was purchased by the Company, the value of the InterWorld stock collateralizing the loan was approximately $13,600,000. The Company also entered into a separate agreement with Mr. Donahue which allowed J Net to participate in profits from the sale of the stock with Mr. Donahue. InterWorld's stock price, along with other stock prices in the technology space, continued to decline throughout 2000 and 2001. Such declines in the InterWorld stock price necessitated the Company to take more definitive actions on the negative pledge on the other assets.

On April 4, 2001, the Company, on behalf of Venture I, entered into an Amended and Restated Loan Assumption and Forbearance Agreement (the "Amended Agreement") with Mr. Donahue. The Amended Agreement replaced the Loan and Forbearance Agreement (the "Original Agreement") dated October 12, 2000. The significant components in the Amended Agreement added Excalibur Polo Farm ("Excalibur") as a debtor, changed interest payment terms, revised certain collateral provisions and changed events allowing acceleration. The amended loan was secured by 4,270,406 (prior to a May 4, 2001 1:50 reverse stock split) shares of InterWorld common stock and the assets of Excalibur.

The loan was due on October 11, 2003, subject to acceleration to October 11, 2001, if on or before July 31, 2001, InterWorld did not commence with the rights offering contemplated by the Stock Purchase and Standby Purchase Agreements dated January 25, 2001. J Net elected not to enforce its rights relating to any other defaults at the time. The loan accrued interest at 8% per annum and called for payment of accrued interest at the end of each calendar quarter. Principal payments of $500,000 commencing December 31, 2001 were also due each quarter.

The Call/Participation Agreement contained in the original agreement whereby J Net would share in the profit on a portion of the stock securing the loan once certain conditions, including the repayment of the loan, remained intact in the Amended Agreement. This agreement was not deemed to have any value.

As of June 29, 2001, the loan, together with accrued interest totaled $13,232,000. Due to the financial condition of Mr. Donahue, the Company executed a series of agreements on June 29, 2001 which foreclosed on the real property assets securing the loan. In addition, the 85,408 post-split shares of InterWorld common stock securing the loan were transferred to the Company. The net realizable value of the real property, net of selling costs and other obligations, is estimated to be $5,450,000.

The agreements entered into on June 29, 2001 also provided for the Company to loan Mr. Donahue up to $800,000.

Note 5 - Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following (dollars in thousands):
                                         June 30,
                                   ___________________
                                     2001        2000
                                   _______      ______
Trade accounts payable             $ 3,410          -
Accrued professional fees            1,804       $203
Accrued employee benefits            1,183          -
Accrued interest payable                 -         95
Accrued obligation - Donahue loan      800          -
Accrued royalty payments               141          -
Other                                  361        501
                                    ______       ____
  Totals                            $7,699       $799
                                    ======       ====
Note 6 - Earnings (Loss) Per Share

Basic earnings (loss) per share from continuing operations for 2001, 2000 and 1999 and diluted loss per share from continuing operations for 2001 and 2000 are computed by dividing net income (loss) from continuing operations by the weighted average number of common shares outstanding for the respective period. Diluted earnings per share from continuing operations for 2000 is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. Options and warrants to purchase common stock, whose exercise price was greater than the average market price for the respective period, have been excluded from the computation of diluted earnings per share from continuing operations for 2000. Such antidilutive options and warrants outstanding for 2000 were 364,000. Since both 2001 and 2000 had a loss from continuing operations, no potential common shares from the assumed exercise of options and warrants have been included in the diluted loss per share from continuing operations computations pursuant to accounting principles generally accepted in the United States.

The following is the amount of income (loss) and number of shares used in the basic and diluted earnings (loss) per share computations for continuing operations (dollars and shares in thousands, except per share data):

                                                    2001      2000     1999
                                                  ________   ______   ______

Basic earnings (loss) per share
  from continuing operations:
    Earnings (loss):
      Income (loss) available to
        common stockholders                       $(61,449)  $6,295   $ (978)
                                                  ========   ======   ======
    Shares:
      Weighted average number of
        common shares outstanding                    8,839    8,674    8,641
                                                  ========   ======   ======
Basic earnings (loss) per share
  from continuing operations                      $  (6.95)  $  .73   $ (.11)
                                                  ========   ======   ======

Diluted earnings (loss) per share:
  Earnings (loss):
    Income (loss) available to common
      stockholders                                $(61,449)  $6,295   $ (978)
    Effect of dilutive securities                        -       63        -
                                                  ________   ______   ______
    Income (loss), as adjusted                    $(61,449)  $6,358   $ (978)
                                                  ========   ======   ======
Shares:
  Weighted average number of
    common shares outstanding                        8,839    8,674    8,641
  Common shares issuable upon
    assumed exercise of dilutive
    stock options                                        -    1,516        -
  Less common shares assumed to
    be repurchased by application
    of the treasury stock method
    to the proceeds using the average
    market price for the period                          -   (1,404)       -
  Common shares issuable upon assumed
    conversion of 8% convertible
    subordinated notes                                   -      109        -
  Common shares issuable upon assumed
    exercise of put option                               -       92        -
                                                  ________   ______   ______
  Weighted average number of common
    shares and common share
    equivalents outstanding                          8,839    8,987    8,641
                                                  ========   ======   ======

Diluted earnings (loss) per share
  from continuing operations                     $   (6.95)  $  .71   $ (.11)
                                                  ========   ======   ======
Note 7 - Stockholders' Equity

Authorized common stock:
On September 14, 1999, J Net's stockholders approved an increase in the number of authorized shares of common stock from 30,000,000 to 60,000,000.

Rights plan:
In June 1994, the Board approved a Stockholder Rights Plan. On July 11, 1994, J Net declared a dividend distribution of one Preferred Stock purchase right (the "Rights") payable on each outstanding share of common stock, as of July 15, 1994. The Rights become exercisable only in the event, with certain exceptions, an acquiring party accumulates 15% or more of J Net's voting stock, or if a party announces an offer to acquire 30% or more of J Net's voting stock. Each Right will entitle the holder to purchase one-hundredth of a share of a Series A Junior Preferred Stock at a price of $30. In addition, upon the occurrence of certain events, holders of the Rights will be entitled to purchase either J Net's Preferred Stock or shares in an "acquiring entity" at half of market value. The Rights, which expire on July 15, 2004, may be redeemed by J Net at $.01 per Right prior to the close of business on the tenth day after a public announcement that beneficial ownership of 15% or more of J Net's shares of voting stock has been accumulated by a single acquiror or a group (with certain exceptions), under circumstances set forth in the Rights Agreement. As of June 30, 2001 and 2000, 150,000 shares of unissued Series A Junior Preferred Stock were authorized and reserved for issuance upon exercise of the Rights. The issuance of the Rights had no effect on dilutive earnings per share in 2001, 2000 and 1999.

On May 21, 2001, the Gabelli Group filed with the Securities and Exchange Commission an Amendment to Schedule 13D indicating that the Gabelli Group had purchased additional shares of issued and outstanding capital stock of the Company and, therefore, beneficially owned an aggregate of 16.2% of the issued and outstanding capital stock of the Company.

On May 30, 2001, Section 3 of the Rights Plan Agreement dated as of July 11, 1994 between J Net Enterprises, Inc. and Continental Stock Transfer & Trust Company was amended to provide that the Amendment to the Schedule 13D would not constitute a public announcement that would trigger the Rights Plan.

The Board of Directors of J Net also resolved that the Gabelli Group would be permitted to purchase up to 19.9% of the issued and outstanding capital stock of the Company and the public announcement, which may include the filing of one or more amendments to the Schedule 13D, would not trigger the Rights under Section 3 of the Rights Plan Agreement.

Stock option plans:
On December 7, 1990, J Net's stockholders approved the 1990 Incentive and Nonqualified Stock Option Plan (the "1990 Plan"). The 1990 Plan terminated on June 26, 2000. As of such date, no options granted under the 1990 Plan were outstanding. On January 12, 1993, J Net's stockholders approved the 1992 Incentive and Non-qualified Stock Option Plan (the "1992 Plan"). On August 17, 1994, the Board adopted certain amendments (the "Amendments") to the 1992 Plan which were approved by J Net's stockholders on January 10, 1995. The Amendments increased the number of shares of J Net's common stock (the "Common Stock") authorized for issuance pursuant to the 1992 Plan from 1,045,000 to 2,545,000. The 1992 Plan provides that each individual who is a member of the Board on June 30 of any year, including any future director on any such date, will automatically be granted nonqualified stock options to purchase 27,500 shares of Common Stock on each such June 30. The option price for each June 30 grant will be 100% of the fair market value of the Common Stock on the following September 30. Each option granted to a director will become exercisable after September 30 of each year, and expire five years from the date of grant. Under the 1992 Plan, options granted to J Net's directors to purchase an aggregate of 440,000 shares of Common Stock were outstanding, of which 330,000 were exercisable at June 30, 2000. The 1992 Plan terminates on the earlier of (i) the date all shares subject to the 1992 Plan have been issued upon the exercise of options granted under such plans, or (ii) September 30, 2002, or on such earlier date as the Board may determine. Any option outstanding at the termination date remains outstanding until it has either expired or has been exercised. On January 31, 2000, a new director was added to the Company's Board of Directors. In connection with the appointment, such director was granted a nonqualified stock option to purchase 27,500 shares of common stock. On May 1, 2000, pursuant to the terms of the grant, the exercise price was vested at $10.63 per share, the fair market value of the stock on that date. The option expires five years from the date of grant. Also, on January 31, 2000, nonqualified stock options to purchase an aggregate of 450,000 shares of common stock were granted to three directors (150,000 each) at an exercise price of $10.13 per share, the fair market value on the date of grant. The option granted to each director will vest in thirds on each of the first, second and third anniversaries of the date of grant. Such options expire ten years from date of grant.

Changes in options outstanding under the 1992 stock option plan are summarized below (shares in thousands):

                                   2001            2000              1999
                            _________________ ______________ _______________
                                    Weighted        Weighted        Weighted
                                    Average         Average         Average
                                    Exercise        Exercise        Exercise
                            Shares  Price    Shares Price    Shares Price
                            ______ _________ ______ ________ ______ ________

Fixed options:
Outstanding at
  beginning of year         2,132    $ 9.47   1,422 $ 9.79   1,486  $10.23
Granted                        94      9.42     757  10.25      55   12.25
Exercised                       -         -     (48) 12.31      (6)   8.56
Cancelled                    (110)    10.00    (109)  9.88    (223)  12.80
Automatic grant
  to directors                137      4.00     110   9.50     110    8.75
                            _____    ______   _____  _____   _____  ______
Outstanding at
  end of year               2,253      9.33   2,132   9.47   1,422    9.79
                            =====    ======   =====  =====   =====  ======

Options exercisable
  at year-end               1,636      9.79   1,292   9.76   1,290    9.83
Weighted average
  fair value of
  options granted
  during the year                    $ 4.17         $ 4.12          $ 2.47

The following table summarizes information about stock options outstanding at June 30, 2001:

                         Options Outstanding        Options Exercisable
__________________________________________________  _____________________
                             Weighted
                              Average     Weighted               Weighted
Range of           Number    Remaining     Average   Number      Average
Exercise        Outstanding  Contractual  Exercise Exercisable   Exercise
 Prices         at 6/30/01     Life        Price   at 6/30/01    Price
_______________ ___________ ____________ _________ ___________   _________

$ 3.00 - $10.00   1,261      3.36 years   $ 8.31     1,113       $ 9.20
$10.01 - $12.63     992      4.85 years   $10.66       522       $11.04

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

On June 21, 2000, nonqualified stock options to purchase an aggregate of 500,000 shares of common stock were granted to the President and Chief Operating Officer and the Executive Vice President and Chief Financial Officer at an exercise price of $13.13 per share, the fair market value on the date of the grant. The options will vest in thirds on each of the first, second and third anniversaries of the date of grant and expire ten years from the date of the grant.

There were no other nonqualified options granted during fiscal 2001.

Changes in options outstanding under the nonqualified stock option plan is summarized below (shares in thousands):

                                   2001            2000              1999
                            _________________ ______________ _______________
                                    Weighted        Weighted        Weighted
                                    Average         Average         Average
                                    Exercise        Exercise        Exercise
                            Shares  Price    Shares Price    Shares Price
                            ______ _________ ______ ________ ______ ________

Fixed options:
Outstanding at
  beginning of
  year                       640    $12.22    221   $ 9.19    352   $ 9.72
Granted                        -         -    640    12.22      -        -
Exercised                      -         -      -        -      -        -
Cancelled                   (  -)        -   (221)    9.19   (131    10.63
Outstanding at
  end of year                640    $12.22     640   12.22    221     9.19
Options exercisable
  at year-end                237    $11.90       -       -    221     9.19
Weighted average
  fair value of options
  granted during
  the year                          $    -       -  $ 4.89      -    $   -

The following table summarizes information about nonqualified stock options outstanding at June 30, 2001 (shares in thousands):


                         Options Outstanding        Options Exercisable
__________________________________________________  _____________________
                             Weighted
                              Average     Weighted               Weighted
Range of           Number    Remaining     Average   Number      Average
Exercise        Outstanding  Contractual  Exercise Exercisable   Exercise
 Prices         at 6/30/01     Life        Price   at 6/30/01    Price
_______________ ___________ ____________ _________ ___________   _________

Less than
$10 per share      140       8.75 years   $ 9.00       70         $ 9.00

Greater than
$10.00 per share   500       9.00 years   $13.13      167         $13.13

Shares reserved for issuance:
Shares of Common Stock were reserved for the exercise of the following (in thousands):

                                       June 30,
                                    2001      2000
                                    _____     _____
Stock option plans:
  Outstanding                       2,253     2,132
  Available for grant                 198       340
  Other nonqualified stock options    640       640
                                    _____     _____
    Totals                          3,091     3,112
                                    =====     =====

Accounting for stock-based compensation:
The following table discloses pro forma amounts for net income (loss) and basic and dilutive earnings per share for 2001, 2000 and 1999 assuming compensation cost for employee stock options had been determined using the
fair value-based method prescribed  by SFAS 123.   On July 1, 2000, the
Company adopted the revised provisions outlined in Financial Accounting Standards Board Interpretation No. 44 ("FIN 44"). There was no impact from adoption of these revised practices. The table also discloses the weighted average assumptions used in estimating the fair value of each option grant on the date of grant using the Black-Scholes option pricing model, and the estimated weighted average fair value of the options granted. The model assumes no expected future dividend payments on the Company's Common Stock for the options granted in 2001, 2000 and 1999 (dollars in thousands, except per share data):

                                        2001    2000   1999
                                     ________  ______ ______

Net income (loss):
  As reported                        $(48,695) $6,641 $4,603
  Pro forma                          $(49,342) $5,507 $4,167

Basic earnings (loss) per share:
  As reported                        $ (5.51)  $  .77 $  .53
  Pro forma                          $ (5.58)  $  .63 $  .48

Diluted earnings (loss) per share:
  As reported                        $ (5.51)  $  .75 $  .53
  Pro forma                          $ (5.58)  $  .62 $  .48

Weighted average assumptions:
  Expected stock price volatility       60.0%    50.0%  30.0%
  Risk-free interest rate                5.8%     6.4%   5.6%
  Expected option lives (in years)       3.0%     3.0    3.0
  Estimated fair value of options
    granted                           $ 4.19   $ 4.35 $ 3.02

Note 8 - Related Party Transactions

One director of J Net is a partner of a law firm that provided legal services to the Company totaling approximately $85,000, $190,000 and $170,000 for the fiscal years ended June 30, 2001, 2000 and 1999, respectively.
Three directors' entities controlled by those directors or adult children of those directors have invested $7,000,000 in the convertible subordinated notes described in Note 2. In addition, officers and employees have invested, either directly or indirectly, $5,750,000 in the Notes as of June 30, 2000.

In connection with the subordinated notes held by officers or employees having a face value of $3,250,000, the Company has loaned $1,250,000 to facilitate the purchase of the notes. The loans bear interest of 8% per annum and are secured by the right, title and interest to those notes. The loans and any accrued interest are due on June 30, 2002. As of June 30, 2001, the total principal and accrued interest due on the loans was approximately $1,300,000. On September 28, 2001, pursuant to the exercise of the Put Option by KM and TM described in Note 3, the Company discharged the value of the note with KM and TM in exchange for the shares that were to be issued under the Put Option.

The Executive Vice President and Chief Financial Officer of the Company also serves in a similar capacity at InterWorld, a subsidiary of J Net, since February 2001. The costs of the executive's employment are shared between J Net and InterWorld on a time spent basis. Such shared costs billed to InterWorld for fiscal 2001 totaled $162,000.

The Company and InterWorld have entered into a secured credit agreement which allows InterWorld to draw up to a total of $20,000,000 in cash from J Net, at the Company's discretion. The advances are secured by the assets of InterWorld including intellectual property. Advances totaled $3,000,000 at June 30, 2001 and $12,350,000 as of September 28, 2001.

The Company foreclosed on assets securing a loan to Michael J. Donahue, Vice Chairman and Chief Executive Officer of InterWorld on June 29, 2001 as described in Note 4. The assets received in the foreclosure are presently for sale and have an estimated net realizable value of $5,450,000.

The agreements entered into on June 29, 2001 also provided for the Company to loan Mr. Donahue up to $800,000.

Note 9 - Federal Income Tax

The components of Federal income tax expense (benefit) are as follows (dollars in thousands):

                                              2001       2000      1999
                                           ________     ______   ______
Federal:
  Current expense (benefit)                $(10,295)    $1,641   $ (744)
  Deferred expense (benefit)                (10,579)       777     (341)
  Deferred valuation allowance                9,316          -        -
                                           ________     ______   ______
  Federal income tax expense (benefit)
    on income (loss) from continuing
    operations                              (11,558)     2,418   (1,085)
  Federal income tax expense of
    discontinued operations                   6,612        177    2,875
                                           ________     ______   ______
  Total Federal income tax expense
   (benefit)                               $ (4,946)    $2,595  $ 1,790
                                           ========     ======  =======

A reconciliation of the Federal statutory income tax rate to the effective income tax rate based on income (loss) from continuing operations before income tax follows:

                                              2001       2000      1999
                                           ________     ______   ______

Statutory rate                              (35.0)%      35.0%   (35.0)%
Increase (decrease) in
  tax resulting from:
    Surtax exemption                          1.0        (1.0)     1.0
Amortization of debt discount                 5.3           -        -
Increase in valuation allowance              12.8           -        -
Tax-exempt interest                             -        (7.6)   (22.5)
Other                                          .1         1.4      3.9
                                            _____        ____    _____
Effective rate                              (15.8)%      27.8%   (52.6)%
                                            =====        ====    =====

The tax items comprising J Net's net deferred tax asset (liability) as of June 30, 2001 and 2000 are as follows (dollars in thousands):

                                                 2001       2000
                                               _______      ____

Equity method losses and impairments           $10,238      $  -
Less valuation allowance                        (9,316)        -
  Other                                            (37)     (762)
                                               _______      _____
Net deferred tax asset (liability)             $   885      $(762)
                                               =======      =====


Note 10 - Operating Segments
The Company has two reportable segments; InterWorld and J Net Technology-Related Businesses. Prior to May 2001, the Company operated only in one segment, J Net Technology-Related Businesses. J Net Technology-Related Businesses include the effect of transactions and operations of the Company's non consolidated investments, including InterWorld prior to the acquisition of a majority of its outstanding common stock in May 2001, from the date of acquisition. InterWorld includes the results of the Company's majority owned investment. All significant intersegment activity has been eliminated. Accordingly, segment results reported exclude the effect of transactions between the Company and its subsidiary. Assets are the owned assets used by each operating segment.

Summary of Consolidated loss from Continuing Operations, net of tax (dollars in thousands):

                                                Year Ended June 30, 2001
                                                ________________________

InterWorld                                              $ (5,814)
J Net Technology-Related Businesses                      (55,635)
                                                        ________
                                                        $(61,449)
InterWorld Operations
Revenue                                                    2,156
Cost of sales                                                877
Operating Expenses
  Research and development                                 2,264
  Sales                                                    2,142
  Marketing alliances                                      1,085
  General and administrative                               1,595
                                                        ________
    Total operating expenses                               7,086

Other expense, net                                            (7)
                                                        ________
Loss from InterWorld continuing operations                (5,814)

J Net Technology-Related Businesses
Operating Expenses                                         7,316
  General and administrative                                 535
  Depreciation and amortization
  Loss on disposal and impairment
    of technology-related businesses                      24,281
  Bad debt expense                                         8,582
                                                        ________
    Total operating expenses                              40,714
                                                        ________

  Interest income                                          5,512
  Interest expense                                        (5,870)
  Equity losses in technology-related
    businesses                                           (26,121)
                                                        ________

  Loss from continuing operations
    before income tax                                    (67,193)
  Income tax benefit                                     (11,558)

                                                        ________
  Loss from J Net Technology-Related
    Businesses                                          $(55,635)
                                                        ========


                                                      June 30, 2001
                                                      _____________

Assets
InterWorld Corporation                                  $  2,879
J Net Technology-Related Businesses                       74,534
                                                        ________
    Total                                               $ 77,413
                                                        ========

Note 11 - Other Events

Terminated mergers:
On February 17, 1999, J Net and CRC Holdings, Inc. d/b/a Carnival Resorts & Casinos ("CRC"), a privately owned company, entered into a definitive agreement providing for the acquisition of CRC by J Net. On April 15, 1999, J Net and CRC mutually agreed to terminate the agreement. As a result of the termination of the agreement, capitalized costs incurred in connection with the proposed acquisition of CRC of $900,000 were expensed in 1999.

On August 16, 1999, J Net received a notice from Players International, Inc. ("Players") terminating an Agreement and Plan of Merger dated February 8, 1999 (the "Players Agreement") between the Company and Players. Such notice contained the terms of a merger offer for Players from Harrah's Entertainment, Inc. On August 19, 1999, pursuant to the terms of the Players Agreement, J Net received a break-up fee of $13,500,000. As a result of the termination of the Players Agreement, capitalized costs of $2,384,000 incurred in connection with the proposed acquisition of Players were expensed resulting in a net break- up fee of $11,116,000. During 2000, J Net sold 1,014,400 shares of Players common stock for $8,488,000 ($8.37 per share).
As a result of the sale of such shares, which were purchased on March 10, 1999 at a cost of $6,127,000 ($6.04 per share), J Net realized a gain of $2,361,000.

Termination and Consulting Agreement:
On February 29, 2000, the Company and Don R. Kornstein, President, Chief Executive Officer and Director, entered into a Termination and Consulting Agreement (the "Termination Agreement"). Pursuant to the terms of the Termination Agreement, Mr. Kornstein and the Company mutually agreed that his employment and position on the Board of Directors terminated on February 29, 2000. On March 10, 2000, pursuant to the terms of Mr. Kornstein's employment agreement and the Termination Agreement, the Company paid $2,906,000 to Mr. Kornstein for severance and accrued vacation costs. Of such amount, $2,835,000 was expensed in 2000, and is included in the line captioned general and administrative in the accompanying consolidated statements of operations.

In November 2000, upon completion of the sale of the Route Operations, severance payments totaling $1,140,000 and accrued bonuses were paid to two former officers of the Company pursuant to employment agreements. The costs of the severances are included in the line captioned general and administrative in the accompanying consolidated statements of operations.

Note 12 - Commitments And Contingencies

Employment agreements:
J Net entered into employment agreements with Mark W. Hobbs, President and Chief Operating Officer, and Steven L. Korby, Executive Vice President and Chief Financial Officer on October 1, 2000. Such agreements expire on June 21, 2003. The aggregate commitment for future salaries at June 30, 2001, excluding bonuses, under the employment agreements is approximately $1,000,000.

Financial instruments with concentration of credit risk:
The financial instruments that potentially subject J Net to concentrations of credit risk consist principally of cash and cash equivalents. J Net maintains cash and certain cash equivalents with financial institutions in amounts which, at times, may be in excess of the FDIC insurance limits. J Net's cash equivalents are invested in several high-grade securities which limits J Net's exposure to concentrations of credit risk.

The Company owns short-term investments which are managed by Mariner as described in Note 1. Mariner employs a multi-strategy approach which emphasizes market-neutral and event driven styles. Such approach is designed to mitigate risk inherent with market based investments. While Mariner has consistently generated above average returns relative to hedge fund industry benchmarks, such returns are subject to fluctuation in the future.

Legal matters:
The Company, including its InterWorld subsidiary, is not party to any legal matters that could have a material impact on its operations as of June 30, 2001.

On March 8, 2001, as amended on May 29, 2001, InterWorld received notice that the Securities and Exchange Commission (the "Commission") commenced a formal order directing a private investigation by the Commission with respect to whether InterWorld engaged in violations of Federal Securities Laws as it relates to InterWorld's financial statements, as well as its accounting practices and policies. Also under review by the Commission is certain trading in InterWorld stock. All the above events are related to periods prior to the Company's common stock ownership in InterWorld.


The investigation is confidential and the Commission has advised that the investigation should not be construed as an indication by the Commission or its staff that any violation of law has occurred nor should the investigation be construed as an adverse reflection on any person, entity or security.

The investigation is ongoing and InterWorld is fully cooperating with the Commission.

Leases:
J Net has a noncancellable office lease in New York, New York. Future minimum payments under such lease total $4,345,000 at June 30, 2001, payable as follows: $438,000 in 2002; $438,000 in 2003; $438,000 in 2004; $438,000 in
2005; 1,472,000 in 2006 and $2,122,000 thereafter.  J Net also has a noncancellable office lease in Plano, Texas. Future minimum payments under such lease is $134,000 at June 30, 2001, payable as follows: $80,000 in 2002 and $54,000 in 2003. Total rent expenses for 2001 were $705,000

InterWorld has entered into noncancelable operating leases primarily for office space, furniture and office equipment with initial or remaining terms of six months or more. Total rent expense for May and June 2001 totaled $465,000.

Commencing October 1999, Interworld extended its lease and leased additional office space at its current headquarters location. Interworld has subleased a portion of the space to UGO, a related party. The lease and sublease will expire in December 2015 and the sublease allows InterWorld to terminate all or a portion of the subleased space under specific circumstances.

Future minimum lease payments by year under gross and net operating leases, UGO's sublease obligation and capital leases with initial or remaining terms of one year or more consisted of the following at December 31, 2000:

                                    Gross       UGO        Net
  Year                            Operating  Sublease    Operating
_______________________________   _________  ________    _________

2002                               $ 2,872   $ 1,343      $ 1,529
2003                                 2,408     1,381        1,027
2004                                 2,320     1,420          901
2005                                 2,445     1,520          924
2006 and thereafter                 39,484    17,944       21,540
                                   _______   _______      _______
  Total minimum lease payments     $49,529   $23,608      $25,921
                                   =======   =======      =======

Note 13 - Discontinued Operations

Definitive agreement:
On July 8, 2000, the Company entered into a definitive agreement to sell its Route Operations for $45,000,000 in cash. In October 2000, the sales price was reduced to $38,000,000. The sale, which was subject to closing conditions and regulatory and other approvals, was completed in November 2000 is reported as discontinued operations. In accordance with accounting principles applicable to discontinued operations, previously reported financial statements have been reclassified to reflect the Route Operations as discontinued.

Litigation settlement:
In August 1998, Albertson's, Inc. ("Albertson's," a retail chain in which J Net conducts gaming operations) and American Stores Company ("American Stores") entered into a merger agreement that provided for the acquisition of American Stores by Albertson's. Approximately 51%, 57% and 55% of revenues generated by discontinued operations for 2000, 1999 and 1998, respectively, were generated at the locations of those two entities. The merger of Albertson's and American Stores was completed on June 23, 1999. As a condition to avoiding and/or settling legal proceedings against the merger by the Federal Trade Commission and the Attorneys General of California, Nevada and New Mexico, Albertson's agreed to divest certain of its stores, including 19 stores in southern Nevada, fifteen of which were J Net locations. In late September and early October 1999, Albertson's sold those locations to Raley's, Inc. ("Raley's"), and Raley's has operated them since.

On August 30, 1999, J Net commenced litigation in United States District Court for the District of Nevada against Albertson's and Raley's to enforce its rights to remain in the fifteen locations under its agreement with Albertson's. On September 14, 1999, J Net obtained a preliminary injunction to prevent Albertson's and Raley's from interfering with its right to occupy the subject premises and conduct gaming operations. Albertson's and Raley's appealed the injunction and made motions for summary judgment.

In connection with Raley's acquisition of the locations, United Coin Machine Company ("United Coin"), the slot route operator for Raley's northern Nevada stores, filed applications with the Nevada Gaming Control Board to operate the gaming machines at the fifteen stores. On September 23, 1999, United Coin commenced an action in Nevada state court against J Net, Albertson's, Raley's and Anchor Coin ("Anchor"), the slot route operator at the four other Albertson's southern Nevada locations seeking declaratory and injunctive relief and money damages.

On January 26, 2000, J Net entered into a Settlement Agreement and Release (the "Settlement Agreement") with Albertson's, Raley's, Anchor and United Coin. Pursuant to the terms of the Settlement Agreement, the parties agreed to dismiss with prejudice all litigation pending among them and to the takeover of gaming operations by United Coin of the 19 stores in southern Nevada, effective February 1, 2000. Of the 19 stores in southern Nevada operated by Raley's, J Net had operated 246 gaming machines at 15 locations pursuant to its long-term agreement with Albertson's. J Net believed it was in its best interest to settle the case and thereby preserve and solidify its long-term relationship with Albertson's, its largest customer, pursuant to the terms of an amendment to its agreement with Albertson's, which it had theretofore arranged and which is described below in this note. It was also important to J Net to avoid further litigation and fully resolve all claims among and between the parties. All costs incurred in connection with the litigation and settlement, including legal and settlement costs aggregating approximately $950,000, were recorded in fiscal 2000, and are included in the line captioned income from discontinued operations in the accompanying consolidated statements of income.

Settlement agreement with Albertson's:
Prior to the settlement described above, on November 18, 1999, J Net and Albertson's had entered into a settlement agreement (the "Agreement"). The Agreement amended the license agreement entered in September 1998 between J Net and Albertson's (the "Albertson's Agreement"). The Agreement also terminated J Net's separate license agreements with Lucky Stores, Inc. and American Drug Stores, Inc. and incorporates J Net's exclusive rights in Nevada to operate gaming devices at the locations (including any future locations) of those entities into the Albertson's Agreement, as amended by the Agreement. Under the Agreement, J Net has the exclusive option to extend the agreements beyond their initial terms and will continue to have exclusive gaming rights for new Albertson's locations. In addition, Albertson's granted J Net exclusive gaming rights in all drug stores opened by Albertson's or any of its affiliates in Nevada, and in future fuel center locations, a new retailing concept that Albertson's will open, in which gaming may be offered to customers. Further, pursuant to the terms of the Agreement, J Net received certain immediate credits toward license fees and will receive substantial reductions in certain license fees, which are effective from February 1, 2000 through the initial term of the Agreement.

The Rite Aid dispute:
On December 8, 1999, certain Gaming Machine Route Operations subsidiaries of J Net commenced litigation in the United States District Court for the District of Nevada against Rite Aid Corporation ("Rite Aid"). The lawsuit is an action for rescission of two license agreements between those subsidiaries and Rite Aid and for damages based upon Rite Aid's alleged fraud. Operations of said subsidiaries under said agreements resulted in an operating loss of approximately $3,40,000 in 2000.

On March 27, 2000, J Net entered into amendments to the two license agreements with Rite Aid. Based on the number of existing locations at which J Net currently operates gaming machines, license fees payable to Rite Aid have been reduced by approximately $2,500,000 annually over the remaining term of the amended agreements. The amendments were subject to approvals from the Nevada State Gaming Control Board (the "Nevada Board") were received in October 2000.

The following are the summary operating results of the discontinued operations. The results for fiscal 2001 represent the period of July 1, 2000 to November 22, 20000, the effective time of the sale (dollars in thousands):

                                      2001     2000      1999
                                    ________  _______  _______

Revenues                            $ 28,120  $86,949  $95,669
Costs and expenses                   (28,484)  86,563   87,264
                                    ________  _______  _______
Operating income                        (364)     386    8,405
Other income                              15      137       51
                                    ________  _______  _______
Income (loss) before income tax         (349)     523    8,456
Provision (benefit) for income tax       (99)     177    2,875
                                    ________  _______  _______
Income (loss) from discontinued
  operations, net of tax            $   (250) $   346  $ 5,581
                                    ========  =======  =======

The following are the net assets of the discontinued operations sold on November 22, 2000 (dollars in thousands):

                                November 22,    June 30,
                                    2000          2000
                                ____________    ________
Assets:
  Cash                           $ 3,500        $ 3,500
  Prepaid expenses                   819          1,209
  Other current assets             2,223          1,020
  Deferred income tax                  -            384
  Property and equipment at
    cost, net                     10,803         11,907
  Lease acquisition costs and
    other intangible assets, net   5,279          5,190
                                 _______        _______
      Total assets               $22,624        $23,210
                                 =======        =======

Liabilities:
  Accounts payable and other
    current liabilities            1,490          2,516
  Deferred rent                    3,945          4,049
                                 _______        _______
  Total liabilities              $ 5,435        $ 6,565
                                 _______        _______
    Net assets of discontinued
      operations                 $17,189        $16,645
                                 =======        =======

Note 14 - Subsequent Events

On May 8, 2001, the Fund participated in a second round financing in Alistia, Inc., of Redeemable Preferred Stock (the "Series B Stock") with a separate group of investors. The Series B stock is senior in liquidation to the Series A Preferred Stock. The funding of the Series B Stock included two separate closings. The Company's share, assuming completion of both closings, was 13.6% of a $5,000,000 placement in the Series B Stock. The first closing, representing the issuance of 5,615,440 shares, occurred on May 8, 2001. The Company funded $480,000, or 60% of the $800,000 committed at the first closing. The second closing, consisting of an additional 4,362,285 shares, was contingent on Alistia meeting certain operating and financial targets. In June 2001, Alistia notified its Board of Directors and investors that the performance targets specified in the Series B Stock would not be attained thereby nullifying any further funding obligation. Alistia is presently in the process of liquidation and the entire investment was written off as of June 30, 2001.

eStara, Inc. In July 2001, the Company funded its remaining commitment of $1,333,333 (see Note 3).

The Company, like many other businesses, is in the process of evaluating the impact that the tragic events of September 11, 2001 will have on its business. At this point in time it is too early to predict what the economic and business consequences will be. At InterWorld, management has indicated initial hesitancy on the part of some clients and prospective clients to move forward with new e-commerce initiatives. This could result in a delay or reductions in revenue.

MBI, Inc. On September 28, 2001, KM and TM exercised the Put Option described in Note 3 requiring the Company to issue 275,938 shares to complete the step acquisition of the MBI portfolio. The Company also paid $500,000 in cash consideration as part of the settlement. The value of shares required to be issued were exchanged by KM and TM to discharge the face value and accrued interest on a loan from the Company to KM and TM to purchase a portion of the Notes (see Note 2).

On September 28, 2001, the Company entered into contract buyout and termination agreements with TM and KM. Under the terms of the agreements, each person received $300,000 and resigned as officers of Ventures I Fund.

InterWorld. The Company is currently funding the operations of InterWorld under a secured credit facility providing for funding of up to $20,000,000. Such funding totaled $3,000,000 and $12,350,000 at June 30, 2001 and September 28, 2001, respectively. The Company is under no obligation to complete the funding up to the $20,000,000 and continues advances at its own discretion.

                 J NET ENTERPRISES, INC. AND SUBSIDIARIES
                      QUARTERLY FINANCIAL INFORMATION
                    YEARS ENDED JUNE 30, 2001 AND 2000
              (Dollars in thousands, except per share data)
                                (Unaudited)

Summarized quarterly financial information for 2001 and 2000 follows:

                                                   Quarter
                                 __________________________________________
                                 First      Second       Third       Fourth
                                 _______    ________     ______     _______
2001
____

Revenues                        $     -      $      -    $    -     $  2,156
Gross profit from continuing
  operations                          -             -         -        1,279
Operating loss from continuing
  operations                     (1,270)      (11,232)    (11,337)   (22,682)
Income (loss) from continuing
  operations                     (2,567)      (10,078)    (22,771)   (26,033)
Income (loss) from discontinued
  operations                        132        12,507         137        (22)
Net income (loss)                (2,435)        2,429     (22,634)   (26,055)

Basic earnings (loss) per
  share:
Income (loss) from continuing
  operations                       (.29)        (1.12)     (2.57)      (3.05)
Income from discontinued
  operations                        .02          1.39        .02           -
Net income (loss)                  (.27)          .27      (2.55)      (3.05)

Dilutive earnings (loss)
  per share:
Income (loss) from continuing
  operations                       (.29)        (1.12)     (2.57)      (3.05)
Income from discontinued
  operations                        .02          1.39        .02           -
Net income                         (.27)          .27      (2.55)      (3.05)

2000
____

Revenues                        $     -      $      -    $    -     $      -
Operating loss from continuing
  operations                       (679)         (908)   (3,322)      (1,823)
Income (loss) from continuing
  operations                      7,437         1,383    (1,670)        (855)
Income (loss) from discontinued
  operations                       (144)         (506)      281          715
Net income (loss)                 7,293           877    (1,389)        (140)
Basic earnings (loss) per
  share:
Income (loss) from continuing
  operations                        .86           .16      (.19)        (.10)
Income (loss) from discontinued
  operations                       (.01)         (.06)      .03          .08
Net income (loss)                   .85           .10      (.16)        (.02)
Dilutive earnings (loss) per
  share:
Income (loss) from continuing
  operations                        .86           .16      (.19)        (.12)
Income (loss) from discontinued
 operations                        (.01)         (.06)      .03          .08
Net income (loss)                   .85           .10      (.16)        (.04)

                  J NET ENTERPRISES, INC. AND SUBSIDIARIES
                                 SCHEDULE II
                     VALUATION AND QUALIFYING ACCOUNTS
                           (dollars in thousands)

                                        Twelve        Twelve       Twelve
                                        Months        Months       Months
                                        Ended          Ended        Ended
                                       June 30,       June 30,     June 30,
                                         2001          2000         1999
                                      _________       ________     ________

Impairment reserve in
  technology-related businesses:
    Balance at Beginning of Period    $      -        $     -      $     -
    Impairments charged to expenses    (24,281)             -            -
                                      ________        _______      _______
    Balance at Beginning of Period    $(24,281)       $     -      $     -
                                      ========        =======      =======

                    SUBSIDIARIES OF J NET ENTERPRISES, INC.




                                               STATE OF
        COMPANY                %OWNED        INCORPORATION


1.  J Net Ventures I, LLC       100%         Delaware

2.  J Net Holdings, LLC         100%         Nevada

3.  J Net GP, LLC               100%         Nevada

4.  InterWorld Corporation     95.3%         Delaware