Form 10-K/A
period 2001-06-30
J NET ENTERPRISES INC
filed 2001-10-26
CIK 351903

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-K/A
                         AMENDMENT NO. 1 TO FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended June 30, 2001

Commission File Number 1-9728

                           J NET ENTERPRISES, INC.
____________________________________________________________________________
           (Exact name of registrant as specified in its charter)

                   Nevada                                88-0169922
________________________________________________     ___________________
(State or other jurisdiction of incorporation or     (I.R.S. Employer
organization)                                        Identification No.)

4020 W. Lake Creek Drive, #100, Wilson WY                 83014
_________________________________________               __________
(Address of principal executive offices)                (Zip Code)



Registrant's telephone number, including area code:   (307) 739-8603
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K:      x
                                 ____

As of October 19, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $26,626,927.

As of October 19, 2001, there were 8,524,552 shares of the Registrant's common stock outstanding.

On October 16, 2001, J Net Enterprises, Inc. ("J Net") filed with the Securities And Exchange Commission (the "Commission") its Annual Report on Form 10-K for its fiscal year ended June 30, 2001 (the "2001 Form 10-K"). The information called for by items 10, 11, 12 and 13 of Part III of Form 10-K was not included in the body of the 2001 Form 10-K as filed, but was to be incorporated by reference to the Company's Proxy Statement which was expected to be filed with the Commission within such 120 day period.
Because J Net is not in fact filing its Proxy Statement within such 120 day period, this Form 10-K/A amends the 2001 Form 10-K by deleting therefrom the caption and first paragraph and substituting therefore the following replacements for Items 10, 11, 12 and 13.


                               PART III

Item 10.  Directors and Executive Officers of the Registrant
          __________________________________________________

Directors of the Registrant
___________________________

At the annual meeting on December 6, 2000, four directors were elected to serve and hold office (subject to J Net's By-Laws) until the next annual meeting of stockholders and until a respective successor is elected and qualified.

The directors of J Net (none of whom has a family relationship with one another) are as follows:

           Name             Age            Position
________________________    ___       _____________________

Allan R. Tessler            65        Chairman of the Board
Alan J. Hirschfield         66        Vice Chairman
Eugene M. Freedman          69        Director
David R. Markin             70        Director
Robert L. McDonald, Sr.     81        Director

Allan R. Tessler has served as Chief Executive Officer and Chairman of the Board since March 2000 and May 1994, respectively, and has been a director of J Net since 1980. Mr. Tessler also served as Secretary of J Net from 1980 through August 1993. He has been Chairman and Chief Executive Officer of International Financial Group, Inc., an international merchant banking firm, since 1987. He was Co-Chairman and Co-Chief Executive Officer of Interactive Data Corporation (formerly Data Broadcasting Corporation), a securities market data supplier, from June 1992 through February 2000. Mr. Tessler was Chairman of the Board of Enhance Financial Services, Inc., an insurance holding company from 1986 through 2001, and was Chairman of the Board of Great Dane Holdings Inc., a diversified holding company, from 1987 through December 1996. He is also a director of The Limited, Inc., Interactive Data Corporation and Allis-Chalmers Corporation. Mr. Tessler has been a director of InterWorld Corporation since November 2000 and Chairman of the Board of InterWorld since February 2001.

Alan J. Hirschfield has been a director of J Net since January 2000.
Mr. Hirschfield was Co-Chairman of the Board and Co-Chief Executive Officer of Interactive Data Corporation (formerly Data Broadcasting Corporation), a securities market data supplier, from June 1992 to 1999. Prior to becoming Co- Chief Executive Officer in June 1992, Mr. Hirschfield served as managing director of Schroder Wertheim & Co. Inc. and as a consultant to the entertainment and media industry. He formerly served as Chief Executive Officer of Twentieth Century Fox Film Corp. and Columbia Pictures Inc. from 1980 to 1985 and 1973 to 1978, respectively. Mr. Hirschfield currently serves on the boards of Interactive Data Corporation, Cantel Industries, Inc. and Chyron Corporation.

Eugene M. Freedman has been a director of J Net since June 2001. Mr. Freedman is a senior advisor and director of Monitor Clipper Partners, Inc., a private equity firm (formed in late 1997), and senior advisor of Monitor Company Group L.P., an international business strategy and consulting firm, which he joined in early 1995. A long time senior partner, Mr. Freedman last served as Chairman and Chief Executive Officer of Coopers & Lybrand LLP, U.S. and as Chairman of Coopers & Lybrand International, retiring in late 1994. Mr. Freedman is also a director of The Limited, Inc., Pathmark Stores, Inc., Bernard Technologies, Inc., Wheelhouse Corporation, e-Studio Live, Inc., Outcome Sciences, Inc., and Anserity, Inc.

David R. Markin has been a director of J Net since 1980. Mr. Markin has been Chairman of the Board, Chief Executive Officer and President of Checker Motors Corporation ("Checker"), an automobile parts manufacturer and taxicab fleet operator since 1970. Mr. Markin was President and Chief Executive Officer of Great Dane Holdings Inc. from 1989 through December 1996. Mr. Markin is presently President of Checker Holdings Corp. IV, the parent company of Checker.

Robert L. McDonald, Sr. has been a director of J Net since 1980. Mr. McDonald is a senior partner in the law firm of McDonald Carano Wilson McCune Bergin Frankovich & Hicks LLP, counsel to J Net. Mr. McDonald is a principal stockholder, executive officer and a director of Little Bonanza, Inc., the corporate operator of the Bonanza Casino located in Reno, Nevada.

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

Allan R. Tessler's biography is set forth above.

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

Item 11.  Executive Compensation
          ______________________

The following table sets forth certain information concerning compensation for those persons who were (i) the Chief Executive Officer, and
(ii) the other most highly paid executive officers whose total annual salary and bonus exceeded $100,000 (collectively, the "Named Executives") for service provided for the fiscal years ended June 30, 2001, 2000 and 1999.


                            SUMMARY COMPENSATION TABLE

                                                          Long-Term Compensation
                                                          ____________________________
                          Annual Compensation             AWARDS     PAYOUTS
                    __________________________________    __________ _______
                                                          Securities
Name and                                     Other        Underlying
Principal Fiscal                             Annual       Options     LTIP   All Other
Position   Year   Salary     Bonus        Compensation      (#)      Payout  Compensation
   (1)                                      (2)             (3)
_________ ______ ________   ________      ____________    __________ _______ _____________

Allan R.   2001  $      -   $      -       $50,000 (4)       27,500      -    $        -
Tessler    2000  $      -   $      -       $50,000 (4)       57,500      -    $  102,496 (5)
Chief      1999  $      -   $      -       $50,000 (4)       27,500      -    $        -
Executive
Officer and
Chairman of
the Board

Mark W.    2001  $300,000   $      -       $    -                 -      -    $        -
Hobbs (6)  2000  $  9,091   $      -       $    -           300,000      -    $        -
President  1999  $      -   $      -       $    -                 -      -    $        -
and Chief
Operating
Officer

Steven L.  2001  $250,000   $      -       $    -                 -      -    $        -
Korby (7)  2000  $  7,576   $      -       $    -           200,000      -    $        -
Executive  1999  $      -   $      -       $    -                 -      -    $        -
Vice
President
and Chief
Financial
Officer

George     2001  $ 73,580   $ 59,589 (9)   $    -            11,918      -    $  628,257 (10)
Congdon(8) 2000  $175,000   $100,000 (9)   $    -            60,000      -    $        -
Former     1999  $160,000   $ 90,000 (9)   $    -            25,000      -    $        -
Senior
Vice
President-
Operations

Bob        2001  $ 73,580   $ 59,589 (9)   $    -            11,918     -     $  609,135 (11)
Torkar(8)  2000  $165,000   $100,000 (9)   $    -            60,000     -     $        -
Former     1999  $150,000   $ 90,000 (9)   $    -            20,000     -     $        -
Senior
Vice
President-
Finance,
Treasurer
and Chief
Accounting
Officer

Don R.     2001  $      -   $      -       $    -                 -     -     $        -
Kornstein  2000  $483,333   $      -       $    -            30,000     -     $3,035,506 (13)
(12)       1999  $725,000   $350,000 (14)  $    -            27,500     -     $    7,217 (15)
Former
President
and
Chief
Executive
Officer




(1) Reflects the primary capacity served during fiscal 2001, except where otherwise noted.

(2) The Named Executives each received certain perquisites, the aggregate value of which did not exceed, as to any Named Executive in any of the last three fiscal years, the lesser of $50,000 or 10% of such Named Executive's annual salary and bonus.

(3) Represents the number of shares subject to options granted during the respective fiscal year.

(4) Includes fees earned by Mr. Tessler for services on the Board of Directors. Mr. Tessler, who has served as Chief Executive Officer since March 2000, did not receive a salary or bonus during fiscal 2001 or 2000.

(5) Includes value of 6,935 shares received via exercise of options, having a value on the date of exercise of $99,688. Also includes $2,808 for group life insurance premiums paid by J Net for the benefit of Mr. Tessler.

(6) Mr. Hobbs was appointed President and Chief Operating Officer on June 21, 2000.

(7) Mr. Korby was appointed Executive Vice President and Chief Financial Officer of the Company on June 21, 2000. Mr. Korby also serves as Executive Vice President and Chief Financial Officer of InterWorld Corporation, a subsidiary of the Company since February 2001. Mr. Korby's salary, benefits and other costs related to services performed are billed to InterWorld on a time spent basis. Salary billed to InterWorld for the fiscal year ended June 30, 2001 was approximately $104,000. Because InterWorld is a consolidated subsidiary, the $104,000 billed from J Net to InterWorld is not presented as a reduction to Mr. Korby's salary.

(8) Messrs. Congdon and Torkar's employment with the Company terminated on November 22, 2000.

(9) Fiscal 2001 bonus payments are pursuant to terms included in employment contracts with Messrs. Congdon and Torkar. Bonus payments for fiscal 2000 and 1999 represent discretionary bonus awards based on performance.

(10) In connection with Mr. Congdon's employment agreement, severance and accrued vacation pay upon termination totaling $628,257 was paid by the Company upon his termination of employment.

(11) In connection with Mr. Torkar's employment agreement, severance and accrued vacation pay upon termination totaling $609,135 was paid by the Company upon his termination of employment.

(12) On February 29, 2000, Mr. Kornstein and the Company agreed that his employment and position on the Board of Directors would terminate. Mr. Tessler was appointed Chief Executive Officer effective March 1, 2000.

(13) In connection with the termination of his employment agreement, the Company paid Mr. Kornstein $2,906,419 for severance compensation and accrued vacation. In addition, Mr. Kornstein received $99,688 in value associated with receipt of 6,935 shares, via exercise of options previously granted, $7,217 of premiums paid by J Net for term life insurance, and $60,417 under a consulting agreement.

(14) Includes incentive compensation of $60,000 based on a predetermined formula with respect to fiscal 1999 pursuant to Mr. Kornstein's employment agreement and an additional bonus of $290,000 which, although it was discretionary, was awarded in part because of the Company's receipt of a break-up fee as a result of the merger agreement with Player's.

(15) Represents premiums paid by J Net for term life insurance for the benefit of Mr. Kornstein.

Option Grants
_____________

The following table summarizes information concerning individual grants of options, including the potential realizable dollar value of grants of options made during the fiscal year ended June 30, 2001, to each Named Executive, assuming that the market value of the underlying security appreciates in value, from the date of grant to the end of the option term, at the assumed rates indicated in the following table.

                         FISCAL 2001 OPTION GRANTS
                                                           Potential Realizable
                                                             Value At Assumed
                                                             Annual Rates of
                                                                Stock Price
                                                              Appreciation for
                      Individual Grants                       Option Term (1)
___________________________________________________________ ___________________
                       Percent of
            Number of  Total Options
            Securities Granted to
            Underlying Employees      Exercise
            Options    in Fiscal       Price    Expiration
 Name       Granted(#) Year (2)      ($/Share)     Date      5% ($)    10% ($)
___________ __________ _____________ _________  _________   _______    _______
                                                <C
Allan R.
 Tessler(3)   27,500        12%        $4.00    06/30/06    $30,391    $67,156

George
 Congdon(4)   11,918         5%        $6.63    11/22/02    $ 8,093    $16,581

Bob
 Torkar(4)    11,918         5%        $6.63    11/22/02    $ 8,093    $16,581

___________________

(1) The dollar amounts under these columns are the result of calculations at annualized appreciation rates of 5% and 10%, respectively, which were established by rules promulgated by the Securities and Exchange Commission and therefore are not intended to forecast possible future appreciation, if any, of J Net's Common Stock price.

(2) Total options granted include options to purchase an aggregate of 137,500 shares of Common Stock granted to the Board of Directors.

(3) As a member of the Board of Directors on June 30, 2001, Mr. Tessler was automatically granted an option to purchase 27,500 shares of Common Stock on such date. Pursuant to the 1992 Incentive and Non-qualified Stock Option Plan, the exercise price for each June 30 automatic grant will be the fair market value of the Common Stock on the following September 30. For purposes of computing the potential realizable value of stock price appreciation for Mr. Tessler's option grant, an exercise price of $4.00, representing the fair market value of the Common Stock on September 28, 2001 was used.

(4) Such options vested fully on November 22, 2000 due to termination of employment.

Option Exercises and Fiscal Year-End Values
___________________________________________

The following table summarizes information with respect to the exercise of options to purchase Common Stock of J Net during the last fiscal year by each of the Named Executives and the value of unexercised options held by each of them as of the end of fiscal 2001. None of the Named Executives exercised any options during fiscal 2001.

                    AGGREGATED OPTION EXERCISES IN FISCAL 2001
                          AND FISCAL YEAR-END OPTION VALUES

                                     Number of Shares
                                 Underlying Unexercised  Value of Unexercised
             Shares                Options at Fiscal       In-the-Money Options
            Acquired     Value         Year-End (#)      at Fiscal Year-End ($)
           on Exercise  Realized      Exercisable/           Exercisable/
    Name      (#)         ($)        Unexercisable         Unexercisable (1)
__________ ___________ _________ _______________________ ______________________
                                 <C                      <C
Allan R.
 Tessler       -           -        125,000/ 42,500              $0 / $0

Mark W.
 Hobbs         -           -        100,000/200,000              $0 / $0

Steven L.
 Korby         -           -         66,666/133,334              $0 / $0

George
 Congdon (2)   -           -        136,918/      0              $0 / $0

Bob
 Torkar (2)    -           -        131,918/      0              $0 / $0

(1) Based on the closing price of $4.04 for J Net's Common Stock on the New York Stock Exchange on June 29, 2001.

(2) The termination of Messrs. Congdon and Torkar resulted in accelerated vesting of 45,000 options each. The original vesting dates were 30,000 on June 30, 2001 and 15,000 on August 25, 2001 for each of Messrs. Congdon and Torkar. On November 22, 2000, Messrs. Congdon and Torkar received 11,918 options each which were immediately vested and expire on November 22, 2002.

Director Compensation
_____________________

Directors who are not salaried employees of the Company receive annual fees of $32,000. In addition, a director who serves as a member of the Compensation Committee and/or Audit Committee is entitled to receive $10,800 and $7,200, respectively, per year. For the fiscal year ended June 30, 2001, Messrs. Markin, Hirschfield and McDonald received aggregate fees of $50,000, $50,000 and $42,800, respectively. Mr. Freedman, who joined as a director in June 2001, did not receive any compensation in fiscal
2001 for services. Mr. Tessler, who serves as Chairman of the Board and Chief Executive Officer of the Company, receives $50,000 per year as fees. Mr. Tessler receives no salary from the Company for his services as Chief Executive Officer.

The 1992 Incentive and Non-qualified Stock Option Plan (the "1992 Plan") provides that each individual who is a member of the Board of Directors on June 30 of any year, including any future director on any such date, will automatically be granted a nonqualified option to purchase 27,500 shares of Common Stock on each such June 30. The exercise price for each June 30 grant will be 100% of the fair market value of the Common Stock on the following September 30. Each option granted to a director will become exercisable after September 30 of each year and expire five years from the date of grant. On June 30, 2001 options to purchase an aggregate of 137,500 shares of Common Stock (27,500 each to Messrs. Tessler, Hirschfield, Freedman, Markin and McDonald) were automatically granted at an exercise price of $4.00 per share pursuant to the terms of the 1992 Plan.

Employment Agreements
_____________________

On February 29, 2000, Mr. Kornstein and the Company mutually agreed that his employment and position on the Board or Directors would terminate on that date. On March 10, 2000 pursuant to the terms of Mr. Kornstein's employment agreement and a Termination Agreement, the Company paid $2,906,419 to Mr. Kornstein for severance and accrued vacation costs. In addition, a consulting agreement between the Company and Mr. Kornstein was executed. For the period of March 1, 2000 through April 30, 2000 Mr. Kornstein received payments of $60,417 pursuant to the terms of the Consulting Agreement.

The Company entered into employment agreements with George Congdon, the former Senior Vice President-Operations and Bob Torkar, the former Senior Vice President-Finance in June 2000. On November 22, 2000, concurrent with the closing of the sale of the Company's Gaming Machine Route Operations and their respective employment agreements, Mr. Congdon and Mr. Torkar were paid for severance and accrued vacation of $628,257 and $609,135, respectively. Mr. Congdon and Mr. Torkar also received bonus payments pursuant to their employment agreements of $59,589 each and received stock options of 11,918 each with an exercise price of $6.63 per share. Such options vested immediately and expire on November 22, 2002. In addition, all other options previously granted to Messrs. Congdon and Torkar, which were unvested at the time of their termination, became immediately vested and exercisable. All such options expire on the earlier of the original expiration date or November 22, 2002.

On September 1, 2000 the Company entered into an employment agreement with Mr. Hobbs. Pursuant to the employment agreement, Mr. Hobbs is employed as President. The employment term commenced as of June 21, 2000 and will expire on June 21, 2003. Mr. Hobbs receives an annual base salary of $300,000. Mr. Hobbs' employment agreement entitles him to participate in an incentive bonus plan payable by the Company on such terms and conditions as determined by the Board or the Compensation Committee, in any event, not to exceed 50% of his base salary. In addition, Mr. Hobbs was granted a non-qualified option to purchase up to 300,000 shares of the Company's Common Stock. The option has an exercise price of $13.125 per share and shall vest as follows: 100,000 shares on June 21, 2001; 100,000 shares on June 21, 2002 and 100,000 shares on June 21, 2003. In addition, the option will vest immediately if the Company terminates Mr. Hobbs' employment without cause or if Mr. Hobbs terminates his employment for good reason. Mr. Hobbs' employment may be terminated for cause, without cause, by voluntary resignation, death or disability. If Mr. Hobbs' employment is terminated by the Company without cause, he shall be entitled to payment of all base salary earned but unpaid, any accrued but unused vacation pay, all expenses not yet reimbursed and all other benefits earned, accrued and owing (including any incentive bonus earned for the applicable fiscal year), plus equal monthly payments in an amount equal to his monthly rate of base salary plus the amount of any incentive bonus paid to him the prior fiscal year, annualized, divided by twelve, for a period the greater of twelve months or the remaining term of his employment with the Company. If he terminates his employment for good reason, such amount will be paid in one lump sum. Pursuant to Mr. Hobbs' agreement, he has the right to buy $2 million of the Company's Convertible Subordinated Notes and to have the Company loan him $1 million to do so. Mr. Hobbs is beneficial owner of $2 million of the Company's Convertible Subordinated Notes under a separate agreement with an unrelated party and no loan exists between the Company and Mr. Hobbs.

Steven L. Korby, Executive Vice President and Chief Financial Officer, is employed pursuant to an employment agreement entered into on October 1, 2000. The employment term commenced as of June 21, 2000 and will expire on June 21, 2003. Mr. Korby receives an annual base salary of $250,000. Mr. Korby's employment agreement entitles him to participate in an incentive bonus plan payable by the Company on such terms and conditions as determined by the Board or the Compensation Committee, in any event, not to exceed 50% of his base salary. In addition, Mr. Korby was granted a non-qualified option to purchase up to 200,000 shares of the Company's Common Stock. The option has an exercise price of $13.125 per share and shall vest as follows: 66,666 shares on June 21, 2001; 66,667 shares on June 21, 2002 and 66,667 shares on June 21, 2003. In addition, the option will vest immediately if the Company terminates Mr. Korby's employment without cause or if Mr. Korby terminates his employment for good reason. Mr. Korby's employment may be terminated for cause, without cause, by voluntary resignation, death or disability. If Mr. Korby's employment is terminated by the Company without cause, he shall be entitled to payment of all base salary earned but unpaid, any accrued but unused vacation pay, all expenses not yet reimbursed and all other benefits earned, accrued and owing (including any incentive bonus earned for the applicable fiscal year), plus equal monthly payments in an amount equal to his monthly rate of base salary plus the amount of any incentive bonus paid to him the prior fiscal year, annualized, divided by twelve, for a period the greater of twelve months or the remaining term of his employment with the Company. If he terminates his employment for good reason, such amount will be paid in one lump sum. Pursuant to Mr. Korby's agreement, he executed his right to buy $500,000 of the Company's Convertible Subordinated Notes. The Company loaned Mr. Korby $250,000 to purchase the Notes.

Compensation Committee Interlocks and Insider Participation
___________________________________________________________

The Compensation Committee consists of three non-employee directors. Currently the members of the Compensation Committee are Messrs. Freedman, Markin and McDonald. See Item 13, Certain Relationships and Related Transactions, for a description of transactions and agreements in which members of the Compensation Committee and their associates were involved. None of the executive officers of J Net serves as a director of another corporation in a case where an executive officer of such other corporation serves as a director of J Net.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          ______________________________________________________________

The following table sets forth as of October 19, 2001, certain information regarding the shares of Common Stock beneficially owned by (i) each beneficial holder of more than five percent of the outstanding shares of Common Stock ("Beneficial Holder"), (ii) each director, (iii) each Named Executive, and (iv) all directors and executive officers of J Net as a group.

                        OWNERSHIP OF J NET COMMON STOCK

                                            Amount and Nature
Name of Beneficial Holder,                  of Beneficial
Director, Named Executive                   Ownership of            Percent
or Identity of Group                        Common Stock (1)       of Class (1)

_________________________________________   __________________     ____________

Beneficial Holders:
___________________

Gabelli Funds, Inc. (2)                        1,385,600             10.68%
Highfields Capital Management (3)                842,900              6.59%
Don R. Kornstein                                 812,500              6.26%
Gilbert Global Equities (4)                      744,186              5.73%
Allan R. Tessler (5)                             695,527              5.36%
David R. Markin (5)                              651,366              5.02%

Directors other than Mr. Markin and
Mr. Tessler
___________________________________


Alan J. Hirschfield (6)                          478,779              3.69%
Robert L. McDonald, Sr.                          321,484              2.48%
Eugene M. Freedman                                27,500                *

Named Executives other than Mr. Tessler
_______________________________________

Mark W. Hobbs                                    294,046              2.27%
Steven L. Korby                                  113,177                *
George Congdon                                   126,918                *
Bob Torkar                                       121,918                *

All directors and executive
officers as a group (9 persons)                2,830,715             21.81%

_______________________________________________________________________________
* less than one percent

(1) Includes shares of Common Stock which may be acquired upon the exercise of vested options held by the following: Mr. Tessler (167,500), Mr. Hirschfield (132,500), Mr. Freedman (27,500), Mr.
     Kornstein (812,500), Mr. Markin (217,500), Mr. McDonald (217,500),
     Mr. Congdon (126,918), Mr. Torkar (121,918) and all current directors and executive officers as a group (929,166). Excludes shares of Common Stock which may be acquired upon the exercise of unvested options held by the following: Mr. Hirschfield (100,000), Mr. Markin (100,000), Mr. McDonald (100,000), Mr. Hobbs (200,000) and Mr. Korby
     (133,334) and all directors and executive officers as a group (633,334). The nature of the beneficial ownership for all the shares is sole voting and investment power.

(2) Based solely upon a Schedule 13D dated May 21, 2001, which was filed by Mario J. Gabelli and various entities which Mr. Gabelli directly or indirectly controls or for which he acts as chief investment officer. The address of Gabelli Funds, Inc. is One Corporate Center, Rye, NY 10580.

(3) Based solely upon a Schedule 13G dated March 17, 2000 by Highfields Capital Management.

(4) Includes shares resulting from assumed conversion of Convertible Subordinated Promissory Notes.

(5) Includes 279,070 and 186,047 shares attributable to conversion of Convertible Subordinated Promissory Notes for Messrs. Tessler and Markin, respectively.

(6) Includes 116,279 shares attributable to conversion of Convertible Subordinated Promissory Notes. Excludes 69,767 shares attributable to conversion of Convertible Subordinated Promissory Notes issued to adult relatives of Mr. Hirschfield which are not controlled by Mr. Hirschfield, or by an entities controlled by Mr. Hirschfield.

Item 13.  Certain Relationships and Related Transactions
          ______________________________________________

Robert L. McDonald, Sr., a director of J Net, is a senior partner in the law firm of McDonald Carano Wilson McCune Bergin Frankovich & Hicks LLP ("McDonald Carano"), counsel to J Net. In addition, A. J. Hicks, a partner in McDonald Carano is the Secretary of J Net. For the fiscal year ended June 30, 2001, the amount of fees paid by the Company to McDonald Carano, based on representation provided by McDonald Carano to the Company, did not exceed 5% of the gross revenues of such firm for its last full fiscal year. The Company believes that the fees for the services provided by McDonald Carano were at least as favorable to the Company as the fees for such services from unaffiliated third parties.

In June 2000, the Company issued $6,250,000 of Convertible Subordinated Promissory Notes (the "Notes") to Messrs. Tessler, Markin, and Hirschfield, directors of the Company, or to entities controlled by these individuals or their adult children. In addition, officers and employees of the Company purchased $3,750,000 of Notes between June 2000 and October 2000. he principal amount of the Notes are payable on March 31, 2007 and bears interest at 8% per annum, payable on a quarterly basis and may not be prepaid in whole or in part by the Company. Such terms are identical to Notes issued to unrelated parties.

In connection with the purchase of $500,000 of Notes, the Company lent Mr. Korby $250,000 pursuant to a three year secured promissory which bears interest at 8% per annum. The loan is secured by the Note as collateral.

Mr. Hobbs is a beneficial owner of $2,000,000 of Notes pursuant to an agreement with Mariner LLC, an unrelated entity that purchased $4,000,000 of Notes in October 2000. Under the arrangement, Mr. Hobbs obtains full economic benefit with respect to $1,000,000 of the Notes, including interest thereon and potential upside conversion to common stock and the sale thereof. WIth respect to the additional $1,000,000, Mr. Hobbs obtained potential upside upon conversion to common stock and the sale thereof. Mr. Hobbs is at risk in the event of default on the two million dollar original purchase price and has pledged his limited partnership interests in Mariner GP, LP as collateral against such default.

Mr. Tessler, Chairman and Chief Executive Officer of the Company, owns approximately 15% of J Net Venture Partners LLC (the "Manager"), the managing member of Venture I. The Manager is to be paid a fee from Venture I equal to 20% of the profits, if any of Venture I after the accumulation of a preferred return to the investors of Venture I. Following the accumulation of a 35% internal rate of return, the 20% increases to 35%. The Company, which is obligated to advance certain expenses of the Manager will never own less than 51% of the Manager. There were no profits in Venture I during the twelve months ended June 30 , 2001 and accordingly, no profits were paid to Mr. Tessler.


                               Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

                               J NET ENTERPRISES, INC.
                                    (Registrant)

                               By:   /s/ Steven L. Korby
                                     ____________________________
                                     STEVEN L. KORBY
                                     Executive Vice President and
                                     Chief Financial Officer
                                     (Principal Financial and
                                     Accounting Officer)

Date:  October 26, 2001