Form 10-Q
period 2001-09-30
J NET ENTERPRISES INC
filed 2001-11-14
CIK 351903

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

                                     OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to___________________

Commission file no. 1-9728

                         J NET ENTERPRISES, INC.
____________________________________________________________________
          (Exact name of registrant as specified in its charter)

            NEVADA                              88-0169922
_______________________________      ____________________________________
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)

4020 W. Lake Creek Drive, #100, Wilson, Wyoming          83014
_______________________________________________        __________
Address of principal executive offices)                (Zip Code)

                               307-739-8603
          ____________________________________________________
          (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act f 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes         No  x
                                     ____       ____

There were 8,524,552 shares of the Registrant's common stock outstanding as of November 9, 2001.

                  J NET ENTERPRISES, INC. AND SUBSIDIARIES
                                    INDEX


Part I.   Financial Information

Item 1.   Financial Statements
            Condensed Consolidated Balance Sheets (Unaudited) -
              September 30, 2001 and June 30, 2001
            Condensed Consolidated Statements of Operations (Unaudited) -
              Three Months Ended September 30, 2001 and 2000
            Condensed Consolidated Statement of Stockholders'
              Equity (Unaudited) - Three Months Ended September 30, 2001
            Condensed Consolidated Statements of Cash Flows (Unaudited) -
              Three Months Ended September 30, 2001 and 2000
            Notes to Condensed Consolidated Financial Statements

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

Part II.  Other Information

Item 1.   Legal Proceedings

Item 6.   Exhibits and Reports on Form 8-K

                  J NET ENTERPRISES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                    September 30, June 30,
           ASSETS                                        2001       2001
           ______                                   _____________ ________

Current assets:
  Cash and cash equivalents                           $ 13,256    $ 24,272
  Short-term investments                                27,850      27,381
  Accounts receivable, net                               1,302       1,532
  Notes receivable - related parties                       272       1,288
  Federal income taxes receivable                        3,815       6,538
  Assets held for sale                                   5,450       5,450
  Other current assets                                   1,050       1,556
                                                      ________     _______
      Total current assets                              52,995      68,017
                                                      ________     _______

Investments in technology-related businesses             4,623       3,290

Property and equipment, net of accumulated
  depreciation                                           2,140       4,010

Deferred tax asset                                         885         885

Other non-current assets                                 1,375       1,211
                                                      ________    ________
      Total assets                                    $ 62,018    $ 77,413
                                                      ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
____________________________________

Current liabilities:
  Accounts payable and other current liabilities     $   6,891   $   7,699
  Deferred revenue and customer deposits                 2,193       3,122
                                                      ________    ________
      Total current liabilities                          9,084      10,821
                                                      ________    ________

Convertible subordinated notes, net of
  amortized discount of $2,500                          27,750      27,750

Deferred rent                                              559         356

Commitments and contingencies

Stockholders' equity:
  Preferred stock - authorized
    1,000,000 shares of $1 par value;
    none issued
  Common stock - authorized
    60,000,000 shares of $.01 par
    value; 10,233,470 shares issued                        102         102
  Additional paid-in capital                            75,250      75,250
  Retained earnings (deficit)                          (34,755)    (20,795)
  Less 1,708,918 shares of common stock
    in treasury, at cost                               (16,054)    (16,054)
  Cumulative translation adjustment                         82         (17)
                                                      ________    ________
      Total stockholders' equity                        24,625      38,486
                                                      ________    ________
      Total liabilities and stockholders' equity      $ 62,018    $ 77,413
                                                      ========    ========

See Notes to Condensed Consolidated Financial Statements.

                  J NET ENTERPRISES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               THREE MONTHS ENDED SEPTEMBER 30, 2001 and 2000
                (Dollars in thousands, except per share data)
                                (Unaudited)

                                                       2001      2000
                                                     ________   _______
Revenues, net
  Product licenses                                   $    883   $     -
  Maintenance                                           1,262         -
  Services                                                680         -
                                                     ________   _______
      Total revenues, net                               2,825         -

Cost of revenues:
  Product licenses                                        146         -
  Maintenance                                             195         -
  Services                                              1,075         -
                                                     ________   _______
      Total cost of revenues                            1,416         -
                                                     ________   _______
      Gross profit                                      1,409         -

Operating expenses:
  Research and development                              3,012         -
  Sales                                                 3,400         -
  Marketing alliances                                   1,351         -
  General and administrative (including stock
    based compensation of $240 for the
    three months ended September 30, 2001)              3,449     1,270
  Restructuring and unusual charges                     4,548         -
                                                     ________   _______
      Total operating expenses                         15,760     1,270
                                                     ________   _______

Operating loss from continuing operations             (14,351)   (1,270)

Other income (expense):
  Interest and other income                               718       933
  Interest expense                                       (567)   (1,244)
  Equity losses in technology-related businesses            -    (1,786)
                                                     ________   _______
      Total other income (expense)                        151    (2,097)
                                                     ________   _______
Loss from continuing operations before income tax     (14,200)   (3,367)
Provision (benefit) for Federal income tax                  -      (800)
                                                     ________   _______
      Net loss from continuing operations             (14,200)   (2,567)

Income from discontinued operations, net of taxes
  of $0 and $86                                             -       132
                                                     ________   _______
      Net loss                                       $(14,200)  $(2,435)
                                                     ========   =======
Basic earnings (loss) per share:
Loss from continuing operations                      $  (1.67)  $  (.29)
Income from discontinued operations                         -       .02
                                                     ________   _______
                                                     $  (1.67)  $  (.27)
                                                     ========   =======
Dilutive earnings (loss) per share:
Loss from continuing operations                      $  (1.67)  $  (.29)
Income from discontinued operations                         -       .02
                                                     ________   _______
                                                     $  (1.67)  $  (.27)
                                                     ========   =======

See Notes to Condensed Consolidated Financial Statements.

                               J NET ENTERPRISES, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                     THREE MONTHS ENDED SEPTEMBER 30, 2001
                                       (Dollars and shares in thousands)
                                                 (Unaudited)
                                                                                  Accumu-
                                                                                  lated
                                                                                  Other
                                                                                  Compre-
                          Common Stock  Additional Retained  Treasury Stock       hensive
                          _____________   Paid-In  Earnings  _________________    Income
                          Shares Amount   Capital  (Deficit) Shares    Amount     (loss)    Totals
                          ______ ______ __________ _________ ______  _________ ___________ _________

Balance June 30, 2001     10,233  $102    $75,250  $(20,795) (1,709) $(16,054)     $(17)   $ 38,486
Comprehensive loss:
  Net loss                                          (14,200)                                (14,200)
  Cumulative translation
    adjustment                                                                       99          99
                                                                                           ________
Total comprehensive loss                                                                    (14,101)
  Amortization of
    employee stock
    options                                             240                                     240
Balance September 30,
  2001                    ______  ____    _______  ________   ______ ________      ____    ________
                          10,233  $102    $75,250  $(34,755)  (1,709)$(16,054)     $ 82    $ 24,625
                          ======  ====    =======  ========   ====== ========      ====    ========






See Notes to Condensed Consolidated Financial Statements.
                 J NET ENTERPRISES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                           (Dollars in thousands)
                                 (Unaudited)

                                                         2001       2000
                                                       ________   ________

Operating activities:
Net loss                                               $(14,200)  $ (2,435)
Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
    Equity in loss of technology-related businesses           -      1,786
    Income from discontinued operations, net of
      taxes of $0 and $86                                     -       (132)
    Amortization of stock-based compensation                240          -
    Depreciation and amortization                           200         79
    Write-off of impaired leasehold improvements          1,700          -
    Deferred income tax benefit                               -       (740)
    Increase (decrease) from changes in:
      Increase in federal income taxes receivable         2,723          -
      Increase in marketable securities                    (469)         -
      Prepaid expenses, accounts receivable
        and other current assets                            736        216
      Notes receivable, related parties                   1,016          -
      Other non-current assets                             (164)      (162)
      Accounts payable and other current liabilities       (808)     1,411
      Deferred revenue and customer deposits               (929)         -
      Deferred rent                                         203          -
      Other, net                                             99          -
                                                       ________   ________
          Net cash provided by (used in)
            continuing operations                        (9,653)        23
                                                       ________   ________
          Net cash provided by discontinued
            operations                                        -      1,323
                                                       ________   ________
          Net cash provided by (used in) operating
            activities                                   (9,653)     1,346

Investing activities:
  Investments in technology-related businesses           (1,333)   (10,409)
  Purchases of property and equipment                       (30)      (138)
                                                       ________   ________
          Net cash used in continuing operations         (1,363)   (10,547)
          Net cash used in discontinued operations            -       (434)
                                                       ________   ________
          Net cash used in investing activities          (1,363)   (10,981)

Financing activities:
  Proceeds from issuance of convertible
    subordinated notes                                        -      8,250
  Other                                                       -        (31)
                                                       ________   ________
          Net cash provided by financing activities           -      8,219
                                                       ________   ________

Net decrease in cash and cash equivalents               (11,016)    (1,416)
Cash and cash equivalents at beginning of period         24,272     60,090
                                                       ________   ________
Cash and cash equivalents at end of period             $ 13,256   $ 58,674
                                                       ========   ========

Supplemental disclosures of cash flow data:
  Cash paid during the period for:
    Interest paid                                      $    555   $      -

Non-cash investing and financial activities:
  Debt discount on convertible subordinated notes $ - $ 1,375 Value of notes receivable discharged in
    exchange for common stock                          $  1,024   $      -
  Notes receivable - related parties                   $      -   $    250


See Notes to Condensed Consolidated Financial Statements.

             J NET ENTERPRISES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (UNAUDITED)

Note 1 - Significant accounting policies and business:
Business:
J Net Enterprises, Inc. ("J Net" or the "Company") is a technology holding company with concentrated investments in enterprise software and technology infrastructure companies (the "Technology-Related Businesses"). The Company conducts its business through two business segments: InterWorld Corporation ("InterWorld) and J Net Technology Related Businesses.

The Company owns 95.3% of InterWorld, a provider of integrated enterprise e-commerce software solutions. Its products include software that supports customer relationship management, supplier relationship management, sales channel management, and business intelligence. Existing customers cover a wide range of industries including retail, manufacturing, distribution, telecommunications and transportation. In September 2001, InterWorld announced completion of its new Commerce Exchange 5.0 version ("Version 5.0") of its software product. Version 5.0 runs on the industry standard J2EE server and is backwards compatible with prior releases. In addition, a new marketing strategy to promote sales of Version 5.0 is being deployed.

J Net also holds minority investments in other technology companies including, but not limited to, systems development and software companies. The investments are held directly by the Company, or by J Net Ventures I, LLC (the "Fund" or "Ventures I"), a fund owned and managed by the Company. As a result of the changes in market conditions with respect to Technology-elated Businesses and the significance of the InterWorld operations, J Net has suspended its minority investment strategy and concentrated its efforts and financial resources on InterWorld.

Business segments:
The Company has two reportable business segments; InterWorld and J Net Technology-Related Businesses. Prior to May 2001, the Company operated in only one segment, J Net Technology-Related Businesses. J Net Technology-Related Businesses include the effect of transactions and operations of the Company's non-consolidated investments. All intersegment activity has been eliminated. Accordingly, segment results reported exclude the effect of transactions between the Company and its subsidiary. Assets are the owned assets used by each operating segment.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position as of September 30, 2001, the results of its operations for the three months ended September 30, 2001 and 2000 and its cash flows for the three months ended September 30, 2001 and 2000. The results for the three months ended September 30, 2001 and 2000 are not necessarily indicative of results for a full year. Information included in the condensed consolidated balance sheet as of June 30, 2001 has been derived from the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended June 30, 2001 (the "2001 Form 10-K"). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and disclosures included in the Company's June 30, 2001 Annual Report on Form 10-K.

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

Short-term investments:
In October and November 2000 and January 2001, the Company invested a total of $25,444,000 in Mariner Partners, L.P. ("Mariner"), a private investment fund. Mariner employs a multi-strategy approach, emphasizing market neutral and event driven styles, to opportunistically seek, identify, and capitalize on investment opportunities across the financial markets. This approach mitigates the episodic returns generally experienced by single sector funds. According to fund documents, Mariner has consistently generated above average returns relative to hedge fund industry benchmarks while taking lower levels of risk as indicated by comparative measures such as Sharpe Ratios, actual volatility, cumulative loss, and % of months profitable. J Net can withdraw all or a portion of its investment upon 45 days prior written notice. The Company classifies those securities as short-term investments and records changes in the value of the accounts in the item captioned interest and other income in the consolidated statement of operations. Interest and other income representing the increase in the Company's investment in Mariner for the three months ended September 30, 2001 was $469,000.

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

Investments in Technology-Related Businesses:
The various interests that the Company acquires in Technology-Related Businesses are accounted for under one of three methods: consolidation, equity or cost. The applicable accounting method is generally determined based on the Company's voting interest and its ability to influence or control the Technology-Related Businesses. For investments accounted for under the equity method, the excess of the cost of the investment over the Company's equity in the underlying net assets of such investment is amortized on a straight-line basis over 5 years.

Property and equipment:
Leasehold improvements and other property and equipment are recorded at cost and are depreciated on a straight-line basis over the shorter of estimated useful life of the asset or lease terms, as applicable, as follows: 3 to 7 years for equipment and 3 to 10 years for leasehold improvements. Property sold or retired is eliminated from the accounts in the year of disposition.

The Company periodically assesses the value and/or recoverability of its non-current assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). During the three months ended September 30, 2001, as a result of market analysis for comparable office space, Management determined that approximately $1,700,000 of leasehold improvements for certain office space which the Company currently leases, would not likely be recovered. The Company is in the process of attempting to sublet all of such space. Accordingly, $1,700,000 is included as part of restructuring and unusual charges for the three months ended September 30, 2001.

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

Revenue under multiple element arrangements is allocated to each element using the "residual method", in accordance with Statement of Position No. 98-9, "Modification of SOP 97-2 with Respect to Certain Transactions" ("SOP 98-9"). Under the "residual method", the total fair value of the undelivered elements is deferred and subsequently recognized in accordance with SOP 97-2. Software license agreements generally include two elements: the software license and post-contract customer support. InterWorld has established sufficient vendor-specific objective evidence for the value of maintenance and post-contract customer support services based on the price when these elements are sold separately and/or when stated renewal rates for maintenance and post-contract customer support services are included in the agreement, and the actual renewal rate achieved.

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

Recently issued accounting standards:
In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 142 addresses the initial measurement and recognition of intangible assets acquired outside of a business combination, whether acquired with a group of other assets or acquired individually, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment test on an annual basis at a minimum. The Company is required to adopt SFAS 141 and SFAS 142 on a go forward basis beginning January 1, 2002; however, certain provisions of these new standards may also apply to any acquisition made after June 30, 2001. As of September 30, 2001, the Company had no goodwill or other intangible assets due to impairments or losses incurred on investments where goodwill had been recorded. The adoption of SFAS 141 and SFAS 142 will be made as required for future transactions. No significant impact of such adoption is expected by the Company.

The FASB recently issued a final statement on asset impairment ("SFAS 144") that is applicable to financial statements issued for fiscal years beginning after December 15, 2001 (January 2002 for calendar year-end companies). The FASB's new rules on asset impairment supercede FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and provide a single accounting model for long-lived assets to be disposed of.

Although retaining many of the fundamental recognition and measurement provisions of Statement 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets held-for-sale are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized.

The Company will adopt SFAS 144 as required and does not anticipate its application to have a significant impact on the results of operations as compared with practices in place today.

Note 2 - Discontinued operations
Prior to March 2000, when the Company began emphasizing technology-related activities, J Net was named Jackpot Enterprises, Inc. and was engaged, through various subsidiaries, in the gaming industry for over 30 years. In July 2000, the Company executed a definitive agreement to sell the Route Operations. The sale, which was subject to regulatory approvals and other customary closing conditions, was completed on November 22, 2000. Because of the sale, the results of the Route Operations are presented as discontinued operations in this Form 10-Q for the three months ended September 30, 2001.

Note 3 - Investments in Technology-Related Businesses:
On September 28, 2001, the Company completed the purchase of the remaining 99% of Meister Brothers Investments, LLC ("MBI") that the Company did not already own. The purchase was executed pursuant to a settlement of a put agreement (the "Put Agreement") entered into as part of the original investment in March 2000 between the Company and Keith Meister and Todd Meister, Co-Presidents (the "Co-Presidents") and managers of the Fund. Under terms of the original Put Agreement, the Company was required to issue 275,938 shares of the Company's common stock in exchange for each of the member interests in MBI owned by the Co-Presidents. A corresponding call agreement (the "Call Agreement") would have required the Company to issue 312,500 shares of the Company's common stock. The Company entered into a series of agreements relating to the termination of the employment of the Co-Presidents, a cancellation of the Put Agreement and corresponding Call Agreement and the repurchase of the shares issuable under the Put Agreement and as a result paid an aggregate of $1,604,000 of consideration related to the cancellation of the Put Agreement. A portion of such consideration equal to $1,024,000 was used to offset a loan from the Company to the Co-Presidents. As a result, the entire $1,604,000 of consideration was expensed as restructuring and unusual charges upon completion of the transaction.

eStara, Inc. ("eStara") is a non public development stage company that provides voice communication technology that enables on-line customers to talk and conduct e-business over the Internet. The Company uses the cost method to account for this investment. The Company funded $2,667,000 of a $4,000,000 commitment to eStara's $15,000,000 Series B round of financing in September 2000. The remaining commitment of $1,333,000 was funded in July 2001 at a substantially lower valuation than the original investment. As a result, an impairment of $1,375,000 on the original investment was recorded as of June 30, 2001. Accordingly, the Company is carrying the eStara investment at the July 2001 valuation, which it believes represents a fair market valuation as of September 30, 2001.

Tellme Networks, Inc. ("Tellme") provides voice driven interactive services to consumers and businesses. Tellme enables users through voice recognition and speech synthesis to utilize a telephone to access the Internet and listen to on-line information. The Company uses the cost method to account for its investment in Tellme. There were no additional investments or other activity in Tellme for the three months ended September 30, 2001. Based on Tellme's positive financial condition and its current and projected cash utilization, Management believes the original $2,000,000 investment represents the lower of cost or market at September 30, 2001.

The following table sets forth the acquisition cost for the Company's investments and the related activity of each active investment for the three months ended September 30, 2001 (dollars in thousands):

                       Net                               Carrying value
                    balance at                               as of
                   June 30, 2001 Additions Impairments September 30, 2001
                   _____________ _________ ___________ __________________

eStara, Inc.          $1,290      $1,333     $   -           $2,623
Tellme Networks        2,000           -         -            2,000
                      ______      ______     _____           ______
  Totals              $3,290      $1,333     $   -           $4,623
                      ======      ======     =====           ======

J Net is presently funding InterWorld under a $20,000,000 secured credit facility in the form of a promissory note. Advances are secured by all of the assets of InterWorld, including intellectual property. J Net funds InterWorld at its sole discretion and is under no obligation to continue funding or to fund the full amount of the credit facility.

From the time the Company began funding the operations of InterWorld through October 31, 2001, InterWorld required approximately $3,000,000 per month to fund its operations. As a result of restructuring, the cash burn rate has been reduced to approximately $1,200,000 per month beginning in November 2001. As of September 30, 2001, the Company has funded $12,350,000 under the aforementioned promissory note and had funded $14,600,000 by October 31, 2001. InterWorld has historically operated at a loss and received a going concern opinion from its independent auditors for the twelve months ended December 31, 2000. Through September 30, 2001, InterWorld continued to incur operating losses and without continued funding, there remains substantial doubt about InterWorld continuing as a going concern.

J Net is evaluating its current ownership interest in InterWorld and is exploring a number of strategic alternatives including, but not limited to, seeking a strategic partner to provide additional funding, pursuing a possible sale, or terminating the business operations of InterWorld altogether.

As a result of the Company's acquisition of a controlling interest in InterWorld, the accounts of InterWorld have been consolidated with J Net beginning in May 2001. Because the net book value of InterWorld is a deficit, the minority interest share of losses have been included in the consolidated financial statements.

Note 4 - Pro Forma information:
Set forth in the following table is certain unaudited pro forma financial information for each of the three months ended September 30, 2001 and 2000. This information has been prepared assuming that J Net's acquisition of InterWorld was consummated on July 1, 2000. Because J Net functioned primarily as a holding company and InterWorld as an operating company at the assumed date of acquisition date, no cost savings have been assumed in the pro forma tables.

The pro forma statement of operations are for information purposes only and they should not be interpreted to be indicative of the Company's consolidated results of operations had the transaction actually occurred on the assumed date and should not be used to project results for any future date or period.
                                          Three Months Ended September 30,
                                                 2001            2000
                                              ________         ________

                                                (Dollars in thousands)
Revenues, net:
  Product licenses                            $    883         $  5,944
  Services                                         680            7,148
  Maintenance                                    1,262                -
                                              ________         ________
      Total revenues, net                        2,825           13,092
                                              ________         ________
Cost of revenues:
  Product licenses                                 146              670
  Services                                       1,075            5,830
  Maintenance                                      195                -
                                              ________         ________
      Total cost of revenues                     1,416            6,500
                                              ________         ________
        Gross profit                             1,409            6,592

Operating expenses:
  Research and development                       3,012            6,880
  Sales and marketing                            4,751           10,459
  General and administrative                     3,449            5,345
  Restructuring and unusual charges              4,548                -
                                              ________         ________
      Total operating expenses                  15,760           22,684
                                              ________         ________

Loss from operations                           (14,351)         (16,092)
                                              ________         ________

Other income (expense):
  Interest and other income                        718            1,263
  Interest expense                                (567)          (1,244)
  Equity in income (loss) of internet-related
    businesses                                       -           (1,786)
                                              ________         ________
      Total other income (expense)                 151           (1,767)
                                              ________         ________
  Loss before income taxes                     (14,200)         (17,859)
                                              ________         ________
  Provision (benefit) for Federal income tax         -             (800)
                                              ________         ________
      Loss from continuing operations          (14,200)         (17,059)
      Income from discontinued operations,
        net of tax                                   -              132
                                              ________         ________
       Net loss                               $(14,200)        $(16,927)
                                              ========         ========

Basic and diluted loss per share:
  Income (loss) from continuing operations    $  (1.67)        $  (1.90)
  Income from discontinued operations                -              .01
                                              ________         ________
                                              $  (1.67)        $  (1.89)
                                              ========         ========

Weighted average common shares
  outstanding - basic                            8,524            8,975
                                              ========         ========
Note 5 - Loss per share:
Basic loss per share from continuing operations for the three months ended September 30, 2001 and 2000 and diluted loss per share from continuing operations for the three months ended September 30, 2001 and 2000 are computed by dividing net loss from continuing operations by the weighted average number of common shares outstanding for the respective period. Since both the three month periods ended September 30, 2001 and 2000 had losses from continuing operations, no potential common shares from the assumed exercise of options have been included in the diluted loss per share from continuing operations computations pursuant to accounting principles generally accepted in the United States.

The following is the amount of loss and number of shares used in the basic and diluted loss per share computations for continuing operations (dollars and shares in thousands, except per share data):

                                                          Three Months
                                                              Ended
                                                          September 30,
                                                        _________________
                                                           2001     2000
                                                        ________  _______

  Basic earnings (loss) per share from
    continuing operations:
      Earnings (loss):
        Income (loss) available to common stockholders  $(14,200) $(2,567)
                                                        ========  =======
      Shares:
        Weighted average number of common shares
          outstanding                                      8,524    8,975
                                                        ========  =======

      Basic earnings (loss) per share from continuing
        operations                                      $  (1.67) $  (.29)
                                                        ========  =======

      Diluted earnings (loss) per share:
        Earnings (loss):
        Income (loss) available to common shareholders  $(14,200) $(2,567)
                                                        ========  =======

      Shares:
        Weighted average number of common shares
          outstanding                                      8,524    8,975
        Weighted average number of common shares and
          common share equivalents outstanding             8,524    8,975
                                                        ========  =======

        Diluted earnings (loss) per share from
          continuing operations                         $  (1.67) $  (.29)
                                                        ========  =======
Note 6 - Related party transactions:
In connection with the subordinated notes held by officers or employees having a face value of $3,250,000, the Company has loaned $1,250,000 to facilitate the purchase of the notes. The loans bear interest of 8% per annum and are secured by the right, title and interest to those notes. The loans and any accrued interest are due on June 30, 2002. The total principal and accrued interest due on the loans was approximately $300,000 and $1,300,000 as of September 30, 2001 and 2000, respectively. On September 28, 2001, pursuant to the settlement of the Put Agreement with the Co-Presidents described in Note 3, the Company discharged the value of the note with the Co-Presidents in exchange for the shares that were to otherwise be issued under the Put Agreement.

Since February 2001, the Executive Vice President and Chief Financial Officer of the Company has also served in a similar capacity at InterWorld. The costs of the executive's employment are shared between J Net and InterWorld on a time spent basis.

The Company and InterWorld have entered into a secured credit agreement which allows InterWorld to draw up to a total of $20,000,000 in cash from J Net, at the Company's discretion. The advances are secured by the assets of InterWorld including intellectual property. Advances totaled $12,350,000 as of September 30, 2001 and $14,600,000 as of October 31,
2001.

One director of J Net is a partner of a law firm that provides legal services to the Company. Fees paid to that firm were not material for the three months ended September 30, 2001. Management believes that fees charged are competitive with fees charged by other law firms.

Three directors, entities controlled by those directors or adult children of those directors have invested $7,000,000 in the convertible subordinated notes issued by the Company. Officers and employees have invested either directly or indirectly $2,750,000 in the notes as of September 30, 2001. Notes totaling $3,000,000 owned by the Co-Presidents of the Fund are still outstanding, but no longer classified as related party due to the termination of the Co-Presidents in September 2001.

The Company foreclosed on assets securing a loan to Michael J. Donahue, Vice Chairman and Chief Executive Officer of InterWorld on June 29, 2001. The assets received in the foreclosure are presently for sale and have an estimated net realizable value of $5,450,000.

The agreements entered into on June 29, 2001 also provided for the Company to loan Mr. Donahue up to $800,000. The obligation has been recorded, but no such loan has been made as of October 31, 2001.

Note 7 - Operating segments:
The Company has two reportable segments; InterWorld and J Net Technology-elated Businesses. Prior to May 2001, the Company operated only in one segment, J Net Technology-Related Businesses. J Net Technology-Related Businesses include the effect of transactions and operations of the Company's non consolidated investments, including InterWorld prior to the acquisition of a majority of its outstanding common stock in May 2001. All significant intersegment activity has been eliminated. Accordingly, segment results reported exclude the effect of transactions between the Company and its subsidiary. Assets are the owned assets used by each operating segment.

Summary of Consolidated loss from Continuing Operations, net of tax (dollars in thousands):

                                                    Three Months
                                                       Ended
                                                 September 30, 2001
                                                 __________________

Net loss:
  InterWorld                                          $ (9,546)
  J Net Technology-Related Businesses                   (4,654)
                                                      ________
           Net loss                                   $(14,200)
                                                      ========

InterWorld Operations
_____________________

  Revenue                                             $  2,825
  Cost of sales                                         (1,416)
  Operating expenses
    Research and development                            (3,012)
    Sales                                               (3,400)
    Marketing alliances                                 (1,351)
    General and administrative                          (2,672)
    Amortization of stock-based compensation              (240)
                                                      ________
      Total operating expenses                         (10,675)

Other expense, net                                        (280)


Net loss from InterWorld                              $ (9,546)
                                                      ========

J Net Technology-Related Businesses
___________________________________

  General and administrative, including
    restructuring                                     $ (5,085)
                                                      ________
      Total operating expenses                          (5,085)

Interest income                                            998
Interest expense                                          (567)
                                                      ________

Net loss from J Net Technology-Related
  Businesses                                          $ (4,654)
                                                      ========

Assets
______

  InterWorld                                          $  5,157
  J Net Technology-Related Businesses                   56,861
                                                      ________
      Total                                           $ 62,018
                                                      ========
Note 8 - Commitments and contingencies:
Financial instruments with concentration of credit risk:
The financial instruments that potentially subject J Net to concentrations of credit risk consist principally of cash and cash equivalents. J Net maintains cash and certain cash equivalents with financial institutions in amounts which, at times, may be in excess of the FDIC insurance limits. J Net's cash equivalents are invested in several high-grade securities which limits J Net's exposure to concentrations of credit risk.

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

The risks and uncertainties that may affect operations, performance, development and results of the Company include, but are not limited to, the ability to increase sales of its e-commerce software products, attract new clients, maintain existing clients in the face of new competition and reduce costs. In other investment or partnering activities, the Company must identify and successfully acquire interests in systems development or other Internet infrastructure companies and grow such businesses. The ability of entities in which the Company has invested to raise additional capital on terms which are acceptable to the Company, or other investors, is critical in the ongoing success of such companies and obtaining additional capital in markets which are performing poorly may be difficult to obtain.

The Company, like many other businesses, is in the process of evaluating the impact that the tragic events of September 11, 2001 will have on its business. At this point in time it is too early to predict what the economic and business consequences will be. At InterWorld, management has indicated initial hesitancy on the part of clients and prospective clients to move forward with new e-commerce initiatives. This could result in a delay or reduction in revenue.

Overview
________

J Net Enterprises, Inc. (referred to hereinafter as "J Net" or the "Company") is a technology holding company which conducts operations through its InterWorld Corporation ("InterWorld") subsidiary. The Company owns approximately 95% of the issued and outstanding stock of InterWorld and also holds minority investments in other companies involved in technology-related businesses.

InterWorld represents the most significant component of J Net's operations. Due to its large ownership in InterWorld, Management has been actively involved in exploring a number of strategic alternatives including, but not limited to, seeking a strategic partner to provide additional capital, pursuing a possible sale, or terminating InterWorld's business operations entirely. Several prospects have been identified as possible partners or acquirers for a portion of the Company's ownership in InterWorld. While actual agreements are not in place, negotiations and business terms are being explored. Definitive actions from these various strategic alternatives are expected to occur during the fourth quarter of calendar year 2001.

In addition to strategies specific to InterWorld, the Company has taken a number of steps to improve its financial position and refine its cost structure in the current economic environment. During the three months ended September 30, 2001, the Company implemented or completed several actions designed to lower costs and re-focus the business strategies. Significant actions taken by the Company during the three months ended September 30, 2001 included:

(1) Restructuring at InterWorld. The combination of continued economic slowing during the quarter, the September 11, 2001 terrorist attacks in New York City and Washington, D.C., and completion of software enhancement projects, resulted in reduction in workforce from approximately 260 employees at June 30, 2001 to approximately 90 employees at September 30, 2001. The existing staff level is adequate to service the existing client base and create expansion as opportunities arise. The staff level is subject to further increases or decreases depending on the outcome of the strategic alternatives being pursued for InterWorld.

(2) Suspension of minority investment strategy and fund management business. These actions resulted in terminations of management personnel performing services for investments held by J Net Ventures I (the "Fund") and J Net Venture Partners LLC, the manager of the Fund. The Company will continue to participate and manage investments previously executed by the Fund, none of which have third party participation.

(3) Consolidation of business locations. As a result of staff reductions and increased demand for office space in the New York City area, the Company has retained real estate professionals to assist in subletting certain properties to further reduce overhead.

The business climate in the technology markets has continued to decline, and estimates for the recovery of many of the businesses in which the Company is involved with vary widely. Since the June 30, 2001 fiscal year end, when the Company reported significant declines in market indices related to technology-focused businesses, the markets have shown no improvement. In fact, there are many indications that further deterioration may occur. The Company is continuing to monitor its activities closely given the economic environment and may take further steps to control costs depending on the outcomes of the InterWorld alternatives, the improvement (or deterioration) of the e-commerce software market, or other external economic factors.

Results of Operations
_____________________

For the three months ended September 30, 2001, all revenues and cost of revenues are attributable to the operations at InterWorld, a consolidated subsidiary of J Net since May 2001.

Total revenues, net:

Total revenues were $2,825,000 for the three months ended September 30, 2001. There were no revenues for the three months ended September 30, 2000.

InterWorld revenues for the three months ended September 30, 2000, which are not consolidated in the operating results, would have been $13,092,000. The decrease in total revenues compared to the three months ended September 30, 2001 is due primarily to decreased sales of licenses and related services.

Total cost of revenues:

Total cost of revenues were $1,416,000 and $0 for the three months ended September 30, 2001 and 2000, respectively. For comparative purposes, the cost of revenues for the three months ended September 30, 2000 would have been $6,500,000 (which are not consolidated). As with the decline in revenues mentioned above, the decrease from the three months ended September 30, 2001 is attributable to fewer licenses and related services.

Operating expenses:

Total operating expenses were $15,760,000 for the three months ended September 30, 2001 compared with $1,270,000 for the three months ended September 30, 2000. Significant components contributing to the increase of $14,490,000 included operating costs of InterWorld, which were $10,031,000 and $4,548,000 of restructuring and unusual charges. The operating costs for the three months ended September 30, 2000 consisted principally of general and administrative costs of J Net personnel.

Restructuring and unusual charges include restructuring expenses of $644,000 consisting of severance and accrued vacation costs related to staff reductions at InterWorld. An aggregate $2,204,000 relates to contract settlements, including employment and cancellation of the Put Agreement described in Note 3 of the condensed consolidated financial statements, with the former Co-Presidents (the "Co-Presidents") of J Net Venture Partners, LLC, the manager of J Net Ventures I fund. The remaining $1,700,000 is related to impairment of leasehold improvements which the Company does not believe it will recover as a result of subleasing certain office space.

Other income (expense):

Other income was $151,000 for the three months ended September 30, 2001. For the three months ended September 30, 2000, the Company recognized other expenses of $2,097,000. The variance is due primarily to two factors: equity in losses of technology-related businesses and interest expense.

There were no equity losses in technology-related businesses for the three months ended September 30, 2001 while such losses were $1,786,000 for the three months ended September 30, 2000. The reduced losses are due to the Company's abandonment, sale, or full impairment of its investments where the equity method of accounting was used during the fiscal year ended June 30, 2001.

Interest expense was $567,000 and $1,244,000 for the three months ended September 30, 2001 and 2000, respectively. The difference of $677,000 is due primarily to non-cash amortization of debt discount on the Company's convertible subordinated notes, which were issued between June 2000 and October 2000. There was no amortization of the discount for the three months ended September 30, 2001. For specific details regarding the convertible subordinated notes, refer to the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

Federal income taxes:

There is no federal income tax provision or benefit for the three months ended September 30, 2001. All taxable transactions and temporary differences for federal income taxes are offset by a reserve allowance. Such allowances will continue to be provided until such time the Company begins to generate operating income, if at all. For the three months ended September 30, 2000, a federal income tax benefit of $800,000 was recognized. Such benefit was attributable to the ability to utilize capital loss and operating loss carrybacks to prior taxable years.

Discontinued operations:

Income, net of $86,000 of taxes from discontinued operations was $132,000 for the three months ended September 30, 2000. The discontinued operations were sold in November 2000. Consequently, no such income was recognized for the three months ended September 30, 2001.

Net loss:

The net loss for the three months ended September 30, 2001 was $14,200,000 compared to a loss of $2,435,000 for the three months ended September 30, 2000. The increased loss of approximately $12,000,000 is due primarily to the operating losses of InterWorld and restructuring charges.

Capital Resources and Liquidity
_______________________________

Liquidity:

Total cash and short-term investments were $41,106,000 as of September 30, 2001 and $37,594,000 at October 31, 2001. Since March 2000, when the Company changed its business strategy and decided to sell its gaming operations, sources of cash have been solely from the discontinued operations (for the period of March 2000 up to November 2000), the proceeds received from the sale of the discontinued operations, and proceeds received from the issuance of convertible subordinated notes.

InterWorld required approximately $3,000,000 per month to fund its operations up to October 31, 2001. Since June 30, 2001, such funding is provided by J Net under a $20,000,000 secured credit facility. J Net is under no obligation to continue funding. Recent restructuring at InterWorld will reduce the amount of cash required to continue funding to approximately $1,200,000 per month beginning in November 2001. However, increased sales are required for InterWorld to generate positive cash flows. Cumulative advances under the credit facility were $12,350,000 as of September 30, 2001 and $14,600,000 as of October 31, 2001. J Net's total investment in InterWorld, including its initial $20,000,000 purchase of preferred stock, is $34,600,000 as of October 31, 2001.

Because of the ongoing cash requirements of InterWorld, J Net is actively seeking partners to assist with providing additional capital, evaluating a sale of all or part of InterWorld, or ceasing business operations of InterWorld entirely. Definitive actions from these various strategic alternatives being evaluated are expected to occur during the fourth quarter of calendar year 2001.

For the three months ended September 30, 2001, net cash used in operating activities was $9,653,000. The use of cash was principally the ongoing funding requirements for InterWorld of $9,350,000, restructuring costs and working capital changes. Partially offsetting uses of cash was collection of a tax refund of $2,723,000.

The Company expects to receive cash from the sale of assets received as a result of foreclosure actions taken on a loan in June 2001. The estimated amount to be received, net of selling expenses and carrying costs is approximately $5,450,000. J Net also expects to receive additional refunds of income taxes of approximately $3,800,000 which are the results of carrybacks of large operating losses and capital losses incurred during the fiscal year ended June 30, 2001.

Cash flows:

Net cash used in investing activities for the three months ended September 30, 2001 was $1,363,000, which was due primarily to the completion of a prior funding commitment to the Company's minority investment in eStara, Inc. of $1,333,000.

Recently Issued Accounting Standards:

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 142 addresses the initial measurement and recognition of intangible assets acquired outside of a business combination, whether acquired with a group of other assets or acquired individually, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment test on an annual basis at a minimum. The Company is required to adopt SFAS 141 and SFAS 142 on a go forward basis beginning January 1, 2002; however, certain provisions of these new standards may also apply to any acquisition made after June 30, 2001. As of September 30, 2001, the Company had no goodwill or other intangible assets due to impairments or losses incurred on investments where goodwill had been recorded. The adoption of SFAS 141 and SFAS 142 will be made as required for future transactions. No significant impact of such adoption is expected by the Company.

The FASB recently issued a final statement on asset impairment ("SFAS 144") that is applicable to financial statements issued for fiscal years beginning after December 15, 2001 (January 2002 for calendar year-end companies). The FASB's new rules on asset impairment supercede FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and provide a single accounting model for long-lived assets to be disposed of.

Although retaining many of the fundamental recognition and measurement provisions of Statement 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets held-for-sale are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized.

The Company will adopt SFAS 144 as required and does not anticipate its application to have a significant impact on the results of operations as compared with practices in place today.

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

By their very nature, the entities in which the Company has and may be investing capital will be in an earlier stage of development and maturity, and therefore a higher level of risk and reward. Except for the proposed transactions with InterWorld (See Note 3 of Notes to Condensed Consolidated Financial Statements), all of the Company's investments in Technology-Related Businesses are in nonpublic companies. Substantially all such companies are development stage companies and are presently incurring operating losses. There can be no assurance that such companies will generate operating income in the future.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk
         _________________________________________________________

The Company is generally exposed to market risk from adverse changes in interest rates. The Company's interest income is affected by changes in the general level of U.S. interest rates. Changes in U.S. interest rates could affect interest earned on the Company's cash equivalents, debt instruments and money market funds. A majority of the interest earning instruments earns a fixed rate of interest over short periods (7-35 days). Based upon the invested money market balances at September 30, 2001, a 10% change in interest rates would change pretax interest income by approximately $40,000 per year. Therefore, the Company does not anticipate that exposure to interest rate market risk will have a material impact on the Company due to the nature of the Company's investments.

The Company holds short-term investments with a value of $27,850,000 of principal in Mariner Partners, L.P., a private investment fund. Mariner employs a multi-strategy approach emphasizing a market neutral and event-driven style to capitalize on investment opportunities across the financial markets. Mariner's performance has historically generated above average returns relative to hedge fund industry benchmarks. However, such returns cannot be assured in the future. Based on the market value of the investment in Mariner as of September 30, 2001 and the average return of such investment for the previous six months, a 10% reduction in those returns would reduce pretax income by approximately $275,000.

                       PART II.  OTHER INFORMATION
                                 _________________

Item 1.  Legal Proceedings

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         (b)  Reports on Form 8-K:

              During the three months ended September 30, 2001, no reports were filed on Form 8-K.

                                     Signature
                                     _________

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     J NET ENTERPRISES, INC.
                                           (Registrant)

                                     By:  /s/ Steven L. Korby
                                     ____________________________
                                     STEVEN L. KORBY
                                     Executive Vice President and
                                     Chief Financial Officer
Date: November 14, 2001