Form 10-Q
period 2001-12-31
J NET ENTERPRISES INC
filed 2002-02-14
CIK 351903

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                                     FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to___________________

Commission file no. 1-9728

                          J NET ENTERPRISES, INC.
____________________________________________________________________________
            (Exact name of registrant as specified in its charter)

            NEVADA                               88-0169922
_______________________________      ____________________________________
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)

4020 W. Lake Creek Drive, #100, Wilson, Wyoming              83014
_______________________________________________            __________
(Address of principal executive offices)                  (Zip Code)


                                  307-739-8603
            ___________________________________________________
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             Yes       No   x
                                                 ____      ____

There were 8,524,552 shares of the Registrant's common stock outstanding as of February 12, 2002.

                  J NET ENTERPRISES, INC. AND SUBSIDIARIES
                                   INDEX


Part I.  Financial Information

Item 1.  Financial Statements
           Condensed Consolidated Balance Sheets (Unaudited) -
             December 31, 2001 and June 30, 2001
           Condensed Consolidated Statements of Operations (Unaudited) -
             Three and Six Months Ended December 31, 2001 and 2000 Condensed Consolidated Statement of Stockholders'
             Equity (Unaudited) - Six Months Ended December 31, 2001 Condensed Consolidated Statement of Stockholders'
             Equity (Unaudited) - Six Months Ended December 31, 2000 Condensed Consolidated Statements of Cash Flows (Unaudited) -
             Six Months Ended December 31, 2001 and 2000

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


Part II. Other Information

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K

                   J NET ENTERPRISES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)
                                 (Unaudited)

                                                December 31,      June 30,
   ASSETS                                           2001            2001
   ______                                       ____________      ________

Current assets:
  Cash and cash equivalents                       $  6,183        $ 24,272
  Short-term investments                            28,427          27,381
  Accounts receivable, net                             102           1,532
  Current portion of notes receivable -
    related parties                                    404           1,288
  Federal income taxes receivable                    3,815           6,538
  Assets held for sale                               5,250           5,450
  Other current assets                               1,537           1,556
                                                  ________        ________
      Total current assets                          45,718          68,017
                                                  ________        ________

Investments in technology-related businesses         4,623           3,290

Property and equipment, net of accumulated
  depreciation                                         423           4,010

Deferred tax asset                                     885             885

Other non-current assets                             1,040           1,211
                                                  ________        ________
      Total assets                                $ 52,689        $ 77,413
                                                  ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
____________________________________

Current liabilities:
  Accounts payable and other current
    liabilities                                   $  6,451        $  7,699
  Deferred revenue and customer deposits             1,625           3,122
                                                  ________        ________
      Total current liabilities                      8,076          10,821
                                                  ________        ________

Convertible subordinated notes                      27,750          27,750

Deferred rent                                          221             356

Commitments and contingencies

Stockholders' equity:
  Preferred stock - authorized
    1,000,000 shares of $1 par value;
    none issued
  Common stock - authorized
    60,000,000 shares of $.01 par
    value; 10,233,470 shares issued                    102             102
  Additional paid-in capital                        75,250          75,250
  Retained earnings (deficit)                      (42,699)        (20,795)
  Less 1,708,918 shares of common stock
    in treasury, at cost                           (16,054)        (16,054)
  Cumulative translation adjustment                     43             (17)
                                                  ________        ________
      Total stockholders' equity                    16,642          38,486
                                                  ________        ________
      Total liabilities and stockholders' equity  $ 52,689        $ 77,413
                                                  ========        ========

See Notes to Condensed Consolidated Financial Statements.

                  J NET ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             THREE AND SIX MONTHS ENDED DECEMBER 31, 2001 and 2000
                (Dollars in thousands, except per share data)
                                 (Unaudited)

                                    Three Months Ended    Six Months Ended
                                    __________________   __________________
                                      2001      2000       2001      2000
                                    _______   ________   ________  ________
Revenues, net
  Product licenses                  $     -   $      -   $    883  $      -
  Maintenance                           897          -      2,159         -
  Services                              318          -        998         -
                                    _______   ________   ________  ________

    Total revenues, net               1,215          -      4,040         -
                                    _______   ________   ________  ________

Cost of revenues:
  Product licenses                      254          -        400         -
  Maintenance                            98          -        293         -
  Services                              910          -      1,985         -
                                    _______   ________   ________  ________
    Total cost of revenues            1,262          -      2,678         -
                                    _______   ________   ________  ________
    Gross profit (loss)                 (47)         -      1,362         -

Operating expenses:
  Research and development            1,323          -      4,335         -
  Sales                               2,493          -      5,893         -
  Marketing alliances                   265          -      1,616         -
  General and administrative          2,202      1,427      5,651     2,697
  Restructuring charges and
    impairments                       1,824      9,805      6,372     9,805
                                    _______   ________   ________  ________
    Total operating expenses          8,107     11,232     23,867    12,502
                                    _______   ________   ________  ________

Operating loss from continuing
  operations                         (8,154)   (11,232)   (22,505)  (12,502)
                                    _______   ________   ________  ________
Other income (expense):
  Interest and other income             726      1,107      1,444     2,040
  Interest expense                     (566)    (1,668)    (1,133)   (2,912)
  Equity losses in technology-
    related businesses                    -     (3,017)         -    (4,803)
                                    _______   ________   ________  ________
     Total other income (expense)       160     (3,578)       311    (5,675)
                                    _______   ________   ________  ________
Loss from continuing operations
  before income tax                  (7,994)   (14,810)   (22,194)  (18,177)
                                    _______   ________   ________  ________
Federal Income tax benefit                -     (4,732)         -    (5,532)
                                    _______   ________   ________  ________
     Net loss from continuing
       operations                    (7,994)   (10,078)   (22,194)  (12,645)

Gain on sale of discontinued
  operations, net of operating
  results of $382 and $250, net of
  tax, and $6,940 taxes from sale         -     12,507          -    12,639
                                    _______   ________   ________  ________

     Net income (loss)              $(7,994)  $  2,429   $(22,194) $     (6)
                                    =======   ========   ========  ========

Basic earnings (loss) per share:
Loss from continuing operations     $  (.94) $   (1.12)  $  (2.60) $  (1.41)
Income from discontinued
  operations                              -       1.39          -      1.41
                                    _______   ________   ________  ________
                                    $  (.94)  $    .27   $  (2.60) $      -
                                    =======   ========   ========  ========
Dilutive earnings (loss) per share:
Loss from continuing operations     $  (.94)  $  (1.12)  $  (2.60) $  (1.41)
Income from discontinued
  operations                              -       1.39          -      1.41
                                    _______   ________   ________  ________
                                    $  (.94)  $    .27   $  (2.60) $      -
                                    =======   ========   ========  ========


See Notes to Condensed Consolidated Financial Statements.

                                J NET ENTERPRISES, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  SIX MONTHS ENDED DECEMBER 31, 2001
                                      (Dollars and shares in thousands)
                                              (Unaudited)

                                                                                     Accumu-
                                                                                      lated
                                                Addi-                                 Other
                                 Common Stock   tional   Retained    Treasury Stock   Compre-
                                 _____________  Paid-In  Earnings   ________________  hensive
                                 Shares Amount  Capital  (Deficit)  Shares   Amount   Income   Totals
                                 ______ ______  _______  ________   ______  ________  _______ ________

Balance July 1, 2001             10,233 $102    $75,250  $(20,795)  (1,709) $(16,054) $ (17)  $ 38,486
Comprehensive loss:
  Net loss                                                (22,194)                             (22,194)
  Cumulative translation
    adjustment                                                                           60         60
                                                                                              ________
Total comprehensive loss                                                                       (22,134)
  Amortization of employee
    stock options                                             290                                  290
                                 ______ ____    _______  ________    ______  ________  _____  ________
Balance December 31, 2001        10,233 $102    $75,250  $(42,699)   (1,709) $(16,054) $  43  $ 16,642
                                 ====== ====    =======  ========    ======  ========  =====  ========




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

                                                                                     Accumu-
                                                                                      lated
                                                Addi-                                 Other
                                 Common Stock   tional               Treasury Stock   Compre-
                                 _____________  Paid-In  Retained   ________________  hensive
                                 Shares Amount  Capital  Earnings   Shares   Amount   Income   Totals
                                 ______ ______  _______  ________   ______  ________  _______ ________

Balance July 1, 2000             10,233 $102   $73,875   $27,710   (1,259)  $(13,777) $   -   $87,910
Comprehensive loss:
    Net income (loss) from
        continuing operations                            (12,645)                              (12,645)
    Gain on sale of discontinued
        operations, net of tax                            12,639                                12,639
    Other comprehensive
        loss:
Comprehensive income
Repurchase of common stock                                            (80)      (405)             (405)
Amount allocated to additional
    paid-in capital in connection
    with the issuance of the 8%
    convertible subordinated
    notes (See Note 2)                           1,375                                           1,375
                                 ______ ____   _______  ________    ______  ________  _____   ________
Balance December 31, 2000        10,233 $102   $75,250  $ 27,704    (1,339) $(14,182) $   -    $88,874
                                 ====== ====   =======  ========    ======  ========  =====   ========

Disclosure of reclassification amount:
    Unrealized loss for the three
      months ended September 30, 2000        $(235)
    Less reclassification adjustment
        for loss included in net loss
        for the three months ended
        December 31, 2000                      235
                                              ____
    Comprehensive loss as of
      December 31, 2000                       $  -
                                              ====


See Notes to Condensed Consolidated Financial Statements.

                    J NET ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000
                            (Dollars in thousands)
                                  (Unaudited)
                                                           2001       2000
                                                         ________   ________
Operating activities:
Net loss                                                 $(22,194)  $     (6)
Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
    Equity in loss of technology-related businesses             -      4,803
    Non-cash impairment charges                             2,908      8,665
    Gain from discontinued operations, net of
      $6,940 taxes                                              -    (12,639)
    Amortization of stock-based compensation                  290          -
    Depreciation and amortization                             471        224
    Amortization of original issue discount                     -      2,034
    Loss on disposal of assets                                271          -
    Deferred income tax benefit                                 -     (3,137)
    Changes in assets and liabilities:
      Decrease in federal income taxes receivable           2,723          -
      Decrease in accounts receivable                       1,430          -
      Increase in marketable securities                    (1,046)         -
      Decrease (increase) in prepaid expenses and
        other current assets                                  238       (450)
      Decrease (increase) in notes receivable -
        related parties                                     1,009        (47)
      Decrease (increase) in other non-current assets         171       (286)
      (Decrease) increase in accounts payable and
        other current liabilities                          (1,248)       892
      Decrease in deferred revenue and customer deposits   (1,497)         -
      Decrease in deferred rent                              (135)         -
      Decrease in current tax liability, net of
        taxes related to discontinued operations                -     (2,616)
      Other, net                                               60          -
                                                         ________   ________
        Net cash used in operations                       (16,549)    (2,563)
                                                         ________   ________
Investing activities:
  Investments in technology-related businesses             (1,333)   (29,847)
  Investments in notes receivable                            (125)   (12,446)
  Investment in marketable securities                           -    (15,444)
  Net proceeds from discontinued operations                     -     35,906
  Purchases of property and equipment                         (82)    (1,401)
                                                         ________   ________
        Net cash used in investing activities              (1,540)   (23,232)

Financing activities:
  Proceeds from issuance of convertible subordinated
    notes                                                       -     12,250
  Purchases of treasury stock                                   -       (405)
                                                         ________   ________
        Net cash provided by financing activities               -     11,845
                                                         ________   ________

Net decrease in cash and cash equivalents                 (18,089)   (13,950)
Cash and cash equivalents at beginning of period           24,272     60,090
                                                         ________   ________
Cash and cash equivalents at end of period               $  6,183   $ 46,140
                                                         ========   ========

Supplemental disclosures of cash flow data:
  Cash paid during the period for:
    Interest paid                                        $  1,119   $    968

Non-cash investing and financial activities:
  Debt discount on convertible subordinated notes        $      -   $  1,375
  Value of notes receivable discharged in
    exchange for common stock                            $  1,024   $      -
  Uncollected proceeds from sale of fixed assets         $    219   $      -
  Notes receivable - related parties                     $      -   $    250

See Notes to Condensed Consolidated Financial Statements.

                   J NET ENTERPRISES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

Note 1 - Significant accounting policies and business:
Business:
J Net Enterprises, Inc. ("J Net" or the "Company") is a technology holding company with concentrated investments in enterprise software and technology infrastructure companies (the "Technology-Related Businesses"). The Company conducts its business through two business segments: InterWorld Corporation ("InterWorld") and J Net Technology-Related Businesses.

The Company owns 95.3% of the outstanding equity securities of InterWorld, a provider of integrated enterprise e-commerce software solutions. Its products include software that supports customer relationship management, supplier relationship management, sales channel management, and business intelligence. Existing customers cover a wide range of industries including retail, manufacturing, distribution, telecommunications and transportation. In September 2001, InterWorld announced completion of its new Commerce Exchange 5.0 version ("Version 5.0") of its software product. Version 5.0 runs on the industry standard J2EE server and is backwards compatible with prior releases.

The Company has been seeking partners and evaluating other strategic alternatives specific to InterWorld. During the six month period ended December 31, 2001, InterWorld took significant steps to continue reducing its cost structure which included reduction in its workforce, terminating business operations in foreign countries and negotiating releases from costly lease obligations. J Net is also a senior secured creditor of InterWorld and has a priority claim on its assets. Although, for accounting purposes, InterWorld's liabilities and debts are consolidated, as separate legal entities, J Net is not liable for the liabilities and debts of InterWorld.

J Net also holds minority investments in other technology companies including, but not limited to, systems development and software companies. The investments are held directly by the Company, or by J Net Ventures I, LLC (the "Fund" or "Ventures I"), a fund owned and managed by the Company. As a result of the changes in market conditions with respect to Technology-Related Businesses and the significance of the InterWorld operations, J Net has suspended its minority investment strategy conducted through Ventures I and concentrated its efforts and financial resources on InterWorld.

Business segments:
The Company has two reportable business segments; InterWorld and J Net Technology-Related Businesses. Prior to May 2001, the Company operated in only one segment, J Net Technology-Related Businesses. J Net Technology-Related Businesses include the effect of transactions and operations of the Company's non-consolidated investments. All intersegment activity has been eliminated. Accordingly, segment results reported exclude the effect of transactions between the Company and its subsidiaries. Assets are the owned assets used by each operating segment.

Basis of presentation:
The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position as of December 31, 2001, the results of its operations for the three and six months ended December 31, 2001 and 2000 and its cash flows for the six months ended December 31, 2001 and 2000. The results for the six months ended December 31, 2001 and 2000 are not necessarily indicative of results for a full year. Information included in the condensed consolidated balance sheet as of June 30, 2001 has been derived from the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended June 30, 2001 (the "2001 Form 10-K"). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and disclosures included in the 2001 Form 10-K.

Reclassifications:
Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

Use of estimates:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the
accompanying condensed consolidated financial statements and notes.   Actual
results could differ from those estimates.

Cash equivalents:
Cash equivalents are liquid investments comprised primarily of debt instruments and money market accounts with maturities of three months or less when acquired and are considered cash equivalents for purposes of the condensed consolidated balance sheets and statements of cash flows. Cash equivalents are stated at cost which approximates fair value due to their short maturity.

Short-term investments:
In October and November 2000 and January 2001, the Company invested a total of $25.4 million in Mariner Partners, L.P. ("Mariner"), a private investment fund. Mariner employs a multi-strategy approach, emphasizing market neutral and event driven styles, to opportunistically seek, identify, and capitalize on investment opportunities across the financial markets. This approach mitigates the episodic returns generally experienced by single sector funds. According to fund documents, Mariner has consistently generated above average returns relative to hedge fund industry benchmarks while taking lower levels of risk as indicated by comparative measures such as Sharpe Ratios, actual volatility, cumulative loss, and percent of months profitable. J Net can withdraw all or a portion of its investment upon 45 days prior written notice. The Company classifies those securities as short-term investments and records changes in the value of the accounts in the item captioned interest and other income in the condensed consolidated statement of operations.

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

Property and equipment:
Leasehold improvements and other property and equipment are recorded at cost and are depreciated on a straight line basis over the shorter of estimated useful life of the asset or lease terms, as applicable, as follows: 3 to 7 years for equipment and 3 to 10 years for leasehold improvements. Property sold or retired is eliminated from the accounts in the year of disposition.

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

Recently issued accounting standards:
In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 142 addresses the initial measurement and recognition of intangible assets acquired outside of a business combination, whether acquired with a group of other assets or acquired individually, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment test on an annual basis at a minimum. The Company is required to adopt SFAS 141 and SFAS 142 on a go forward basis beginning January 1, 2002; however, certain provisions of these new standards may also apply to any acquisition made after June 30, 2001. As of December 31, 2001, the Company had no goodwill or other intangible assets due to previous impairments or losses incurred on investments where goodwill had been recorded. The adoption of SFAS 141 and SFAS 142 will be made as required for future transactions. No significant impact of such adoption is expected by the Company.

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

Note 2 - Discontinued operations
Prior to March 2000, when the Company began emphasizing technology-related activities, J Net was named Jackpot Enterprises, Inc. and was engaged, through various subsidiaries, in the gaming industry for over 30 years. In July 2000, the Company executed a definitive agreement to sell the gaming machine route operations ("Route Operations"). The sale, which was subject to regulatory approvals and other customary closing conditions, was completed on November 22, 2000. Because of the change to technology-related investing and the sale, the results of the Route Operations are presented as discontinued operations.

Note 3 - Investments in Technology-Related Businesses:
On September 28, 2001, the Company completed the purchase of the remaining 99% of Meister Brothers Investments, LLC ("MBI") that the Company did not already own. The purchase was executed pursuant to a settlement of a put agreement (the "Put Agreement") entered into as part of the original investment in March 2000 between the Company and Keith Meister and Todd Meister, Co-Presidents (the "Co-Presidents") and managers of the Fund. Under terms of the original Put Agreement, the Company was required to issue 275,938 shares of the Company's common stock in exchange for each of the member interests in MBI owned by the Co-Presidents. A corresponding call agreement (the "Call Agreement") would have required the Company to issue 312,500 shares of the Company's common stock. On September 28, 2001, the Company entered into a series of agreements relating to the termination of the employment of the Co-Presidents, a cancellation of the Put Agreement and corresponding Call Agreement and the repurchase of the shares issuable under the Put Agreement and as a result paid an aggregate of $1.6 million of consideration. A portion of such consideration equal to $1.0 million was used to offset a loan from the Company to the former Co-Presidents. As a result, the entire $1.6 million of consideration was expensed as restructuring and unusual charges upon completion of the transaction.

eStara, Inc. ("eStara") is a non public development stage company that provides voice communication technology that enables on-line customers to talk and conduct e-business over the Internet. The Company uses the cost method to account for this investment. The Company funded $2,667,000 of a $4,000,000 commitment to eStara's $15,000,000 Series B round of financing in September 2000. The remaining commitment of $1,333,000 was funded in July 2001 at a substantially lower valuation than the original investment. As a result, an impairment of $1,375,000 on the original investment was recorded as of June 30, 2001. Accordingly, the Company is carrying the eStara investment at the July 2001 valuation. In October 2001, eStara acquired a division of ITXC, a publicly traded company, for stock representing 19.9% ownership in eStara. Recent operating results have improved as a result of this acquisition. In addition, eStara has taken steps to reduce its cash burn to $.3 million per month. As of January 31, 2002, eStara estimates it has adequate funds to operate at existing levels for approximately 4-5 months. Although eStara will likely seek additional financing, there is no assurance such financing will be obtained. Management believes that the carrying value represents the fair market value as of December 31, 2001.

Tellme Networks, Inc. ("Tellme") provides voice driven interactive services to consumers and businesses. Tellme enables users through voice recognition and speech synthesis to utilize a telephone to access the Internet and listen to on-line information. The Company uses the cost method to account for its investment in Tellme. There were no additional investments or other activity in Tellme for the six months ended December 31, 2001. In December 2001, Tellme announced the launch of the first voice activated 511 traveler information line. Such service will be launched by Department of Transportation agencies on a state-by-state basis. The 511 service is available throughout the state of Utah and will feature services during the 2002 Winter Olympic Games beginning in February 2002. Based on Tellme's positive financial condition, its current and projected cash utilization and continued positive operating developments, Management believes the original $2,000,000 investment represents the fair market value as of December 31, 2001.

The following table sets forth the acquisition cost for the Company's investments and the related activity of each active investment for the six months ended December 31, 2001 (dollars in thousands):

                           Net                              Carrying value
                        balance at                              as of
                          6/30/01   Additions Impairments  December 31, 2001
                        __________  _________ ___________  _________________

eStara, Inc.              $1,290      $1,333     $   -           $2,623
Tellme Networks            2,000           -         -            2,000
                          ______      ______     _____           ______
  Totals                  $3,290      $1,333     $   -           $4,623
                          ======      ======     =====           ======

J Net owns 95.3% of the outstanding equity securities of InterWorld and is presently funding InterWorld up to $20 million under a under a senior secured credit facility. Advances, which total $16.8 million as of January 31, 2002, are secured by all of the assets of InterWorld, including intellectual property. J Net funds InterWorld at its sole discretion and is under no obligation to continue funding or to fund the full amount of the credit facility. No material additional funding is expected.

From the time the Company began funding the operations of InterWorld through October 31, 2001, InterWorld required approximately $3.0 million per month to fund its operations. As a result of restructuring, the cash burn rate was reduced to approximately $1.2 million per month beginning in November 2001 and further reduced in December 2001 to approximately $.4 million per month. As of December 31, 2001, the Company had funded $16.6 million in principal under the aforementioned promissory note and had funded $16.8 million by January 31, 2002. InterWorld has historically operated at a loss and received a going concern opinion from its independent auditors for the twelve months ended December 31, 2000. Through December 31, 2001, InterWorld continued to incur operating losses and without continued funding, there remains substantial doubt about InterWorld continuing as a going concern.

InterWorld represents the most significant component of J Net's operations. Due to its large ownership in InterWorld, Management has been actively involved in exploring a number of strategic alternatives including, but not limited to, seeking a strategic partner with which to form a marketing alliance and/or to provide additional capital, pursuing a possible sale, or terminating InterWorld's business operations entirely. Negotiations are underway with several different third parties, and the Company expects to reach a definitive agreement during the next fiscal quarter.
As a result of the Company's acquisition of a controlling interest in InterWorld, the accounts of InterWorld have been consolidated with J Net beginning in May 2001. Because the net book value of InterWorld is a deficit, the minority interest share of losses have been included in the consolidated financial statements.

Note 4 - Pro Forma information:
Set forth in the following table is certain unaudited pro forma financial information for each of the three and six months ended December 31, 2001 and 2000. This information has been prepared assuming that J Net's acquisition of InterWorld was consummated on July 1, 2000. Because J Net functioned primarily as a holding company and InterWorld as an operating company at the assumed date of acquisition date, no cost savings have been assumed in the pro forma tables. Information for the three and six months ended December 31, 2001 reflects actual operating results since J Net began consolidating InterWorld in May 2001.

The pro forma statement of operations are for information purposes only and they should not be interpreted to be indicative of the Company's consolidated results of operations had the transaction actually occurred on the assumed date and should not be used to project results for any future date or period.

           Condensed Consolidated Pro forma Statement of Operations
                (dollars in thousands, except per share data)

                                   Three Months Ended      Six Months Ended
                                   __________________     __________________
                                     2001      2000          2001     2000
                                   _______   ________     ________   _______

Revenues                           $ 1,215   $  6,197     $  4,040  $ 19,289
Cost of revenues                     1,262      5,585        2,678    12,085
                                   _______   ________     ________  ________
  Gross profit (loss)                  (47)       612        1,362     7,204
Operating expenses                   6,283     32,752       17,495    55,436
Restructuring and unusual charges    1,824          -        6,372         -
                                   _______   ________     ________  ________
  Total operating expenses           8,107     32,752       23,867    55,436
                                   _______   ________     ________  ________

Loss from operations                (8,154)   (32,140)     (22,505)  (48,232)

Other income (expense)                 160     (3,169)         311    (4,936)
                                   _______   ________     ________  ________

  Net loss before income tax        (7,994)   (35,309)     (22,194)  (53,168)

Income tax benefit                       -     (4,732)           -    (5,532)
                                   _______   ________     ________  ________

    Net loss                       $(7,994)  $(30,577)    $(22,194) $(47,636)
                                   =======   ========     ========  ========

Basic loss per share               $  (.94)  $  (3.41)    $  (2.60) $  (5.31)
                                   =======   ========     ========  ========

Note 5 - Loss per share:
Basic loss per share for the three and six months ended December 31, 2001 and basic loss per share from continuing operations for the three and six months ended December 31, 2000 are computed by dividing net loss from continuing operations by the weighted average number of common shares outstanding for the respective period. Since both the three and six month periods ended December 31, 2001 and 2000 had losses from continuing operations, no potential common shares from the assumed exercise of options have been included in the diluted loss per share from continuing operations computations pursuant to accounting principles generally accepted in the United States.

The following is the amount of loss and number of shares used in the basic and diluted loss per share computations for continuing operations (dollars and shares in thousands, except per share data):


                                         Three Months       Six Months
                                             Ended             Ended
                                          December 31,      December 31,
                                      _________________  __________________

                                        2001     2000      2001     2000
                                      _______  ________  ________  ________
Basic earnings (loss) per share
  from continuing operations:
    Earnings (loss):
      Income (loss) available to
        common stockholders           $(7,994) $(10,078) $(22,194) $(12,645)
                                      =======  ========  ========  ========
    Shares:
      Weighted average number of
        common shares outstanding       8,525     8,974     8,525     8,974
                                      =======  ========  ========  ========

Basic earnings (loss) per share
  from continuing operations          $ ( .94) $  (1.12) $  (2.60) $  (1.41)
                                      =======  ========  ========  ========

Diluted earnings (loss) per share:
  Earnings (loss):
  Income (loss) available to common
   shareholders                       $(7,994) $(10,078) $(22,194) $(12,645)
                                      =======  ========  ========  ========

Shares:
  Weighted average number of common
    shares outstanding                  8,525     8,974     8,525     8,974
                                      =======  ========  ========  ========
  Weighted average number of common
    shares and common share
      equivalents outstanding           8,525     8,974     8,525     8,974
                                      =======  ========  ========  ========

Diluted earnings (loss) per share
  from continuing operations          $ ( .94) $  (1.12) $  (2.60) $  (1.41)
                                      =======  ========  ========  ========

Note 6 - Related party transactions:
Certain officers and employees hold subordinated notes with a face value of $750,000 as of December 31, 2001. The Company has loans to officers and employees which total $375,000. The loans bear interest of 8% per annum and are secured by the right, title and interest to those notes. The loans and accrued interest are due on June 30, 2002. The total principal and interest on the loans as of December 31, 2001 was $404,000.

In January 2002, an employee of the Company with a loan of $125,000 terminated his employment. There were no revisions to the terms contained in the original loan, which remains due on June 30, 2002. The loan remains secured by the former employee's subordinated note.

In September 2001, pursuant to the exercise of the Put Agreement described in
Note 3, the Company discharged a $1.0 million note to former employees in exchange for the shares that were otherwise to be issued under the Put Agreement.

Since February 2001, the Executive Vice President and Chief Financial Officer of the Company has also served in a similar capacity at InterWorld. The costs of the executive's employment are shared between J Net and InterWorld on a time spent basis.

The Company and InterWorld have entered into a secured credit agreement which allows InterWorld to draw up to a total of $20,000,000 in cash from J Net, at the Company's discretion. The advances are secured by the assets of InterWorld including intellectual property. Advances totaled $16.6 million as of December 31, 2001 and $16.8 million as of January 31, 2002.

One director of J Net is a partner of a law firm that provides legal services to the Company. Fees paid to that firm were not material for the six months ended December 31, 2001. Management believes that fees charged are competitive with fees charged by other law firms.

Three directors, entities controlled by those directors or adult children of those directors have invested $7,000,000 in the convertible subordinated notes issued by the Company. Officers and employees have invested either directly or indirectly $2,750,000 in the notes as of December 31, 2001. Notes totaling $3,000,000 owned by the former Co-Presidents of the Fund are still outstanding, but no longer classified as related party due to the termination of the Co-Presidents in September 2001.

The Company foreclosed on assets securing a loan to Michael J. Donahue, Vice Chairman and Chief Executive Officer of InterWorld on June 29, 2001. The assets received in the foreclosure are presently for sale and have an estimated net realizable value of $5.3 million.

The agreements entered into on June 29, 2001 also provided for the Company to loan Mr. Donahue up to $800,000. An obligation of $600,000 has been recorded, but no such loan has been made as of December 31, 2001.

Note 7 - Operating segments:
The Company has two reportable segments; InterWorld and J Net Technology-Related Businesses. Prior to May 2001, the Company operated only in one segment, J Net Technology-Related Businesses. J Net Technology-Related Businesses include the effect of transactions and operations of the Company's non-consolidated investments, including InterWorld prior to the acquisition of a majority of its outstanding common stock in May 2001. All significant intersegment activity has been eliminated. Accordingly, segment results reported exclude the effect of transactions between the Company and its subsidiary. Assets are the owned assets used by each operating segment.
For the six months ended December 31, 2000, the Company operated in only one business segment, J Net Technology-Related Businesses. Consequently, no comparative information is provided.

Summary of Consolidated loss from Continuing Operations, net of tax (dollars in thousands):

                                         Three Months           Six Months
                                            Ended                 Ended
                                       December 31, 2001    December 31, 2001
                                       _________________    _________________

Net loss:
  InterWorld Operations                    $(7,297)             $(16,843)
  J Net Technology-Related Businesses         (697)               (5,351)
                                           _______              ________
    Net loss                                (7,994)              (22,194)

InterWorld Operations
  Revenues                                $  1,215              $  4,040
  Cost of revenues                           1,262                 2,678
                                           _______              ________
    Gross profit (loss)                        (47)                1,362

  Operating expenses                         6,680                17,355
  Other income (expense)                      (570)                 (850)
                                           _______              ________
    Net loss from InterWorld               $(7,297)             $(16,843)
                                           =======              ========

J Net Technology-Related Businesses
  Total operating expenses                 $ 1,427              $  6,512
 Other income                                  730                 1,161
                                           _______              ________
    Net loss from J Net Technology-Related
      Businesses                           $  (697)             $ (5,351)
                                           =======              ========


                                                                  As of
                                                            December 31, 2001
                                                            _________________
Assets
 InterWorld                                                     $  1,159
 J Net Technology-Related Businesses                              51,530
                                                                ________
   Total                                                        $ 52,689
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

Note 9 - Restructuring Charges
Beginning with its 2002 fiscal year, the Company began a restructuring process. Objectives of the restructuring plans were to reduce operating costs in light of the sluggish technology environment and weak economic conditions. Between July 1, 2001 and December 31, 2001, the employees at
J Net and its InterWorld subsidiary were reduced from a total of approximately 270 employees to 30 employees. In addition to reduction in workforce, office space was either subleased or relocated. The costs for such restructuring include $1.8 million of severance, of which $1.5 million has been paid, $1.6 million in contract settlements and cancellations and $3.0 million of non-cash charges associated with the abandonment of leasehold improvements at office locations.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         _______________________________________________________________
         Results of Operations
         _____________________

Forward-Looking Statements; Risks and Uncertainties
___________________________________________________

Certain information included in this Form 10-Q and other materials filed or to be filed by J Net Enterprises, Inc. ("J Net" or the "Company") with the Securities and Exchange Commission contains statements that may be considered forward-looking. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", "should" and similar expressions are intended to identify forward-looking statements. In addition, from time to time, the Company may release or publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.

The risks and uncertainties that may affect operations, performance, development and results of the Company include, but are not limited to, the ability to increase sales of its e-commerce software products, attract new clients, maintain existing clients in the face of new competition and reduce costs. In other investment or partnering activities, the Company must identify and successfully acquire interests in systems development or other technology-based companies and grow such businesses. The ability of entities in which the Company has invested to raise additional capital on terms which are acceptable to the Company, or other investors, is critical in the ongoing success of such companies and obtaining additional capital in markets which are performing poorly may be difficult to obtain.

The Company, like many other businesses, is in the process of evaluating the impact that the tragic events of September 11, 2001 will have on its business. At this point in time it is too early to predict what the economic and business consequences will be. At InterWorld Corporation ("InterWorld"), management has indicated initial hesitancy on the part of clients and prospective clients to move forward with new e-commerce initiatives. This could result in a delay or reduction in revenue.

Overview
________

J Net is a technology holding company which conducts operations through its InterWorld subsidiary. The Company owns approximately 95% of the outstanding equity securities of InterWorld and also holds minority investments in other companies involved in technology-related businesses.

InterWorld represents the most significant component of J Net's operations. Due to its large ownership in InterWorld, Management has been actively involved in exploring a number of strategic alternatives including, but not limited to, seeking a strategic partner with which to form a marketing alliance and/or to provide additional capital, pursuing a possible sale, or terminating InterWorld's business operations entirely. Negotiations are underway with several different third parties, and the Company expects to reach a definitive agreement during the next fiscal quarter.

In addition to strategies specific to InterWorld, the Company has taken a number of steps to improve its financial position and refine its cost structure in the current economic environment. During the three months ended December 31, 2001, the Company implemented or completed several actions designed to lower costs and re-focus the business strategies. Significant actions taken by the Company during the three months ended December 31, 2001 included:

(1) Restructuring at InterWorld. In response to the continued economic slowdown, sluggish e-commerce sales during the quarter, the September 11, 2001 terrorist attacks in New York City and Washington, D.C. and completion of software enhancement projects, the workforce was reduced from approximately 90 employees at September 30, 2001 to approximately 30 employees at December 31, 2001. Management believes this staff level is adequate to service the existing client base and create expansion as opportunities arise. The staff level is subject to further increases or decreases depending on the outcome of the strategic alternatives being pursued for InterWorld.

     Additionally, InterWorld negotiated a release from all lease obligations at its 395 Hudson Street office in New York City, including forgiveness of certain past due expenses. In January 2002, InterWorld relocated its offices to less expensive facilities under a short term lease commitment.

     In November and December 2001, InterWorld also ceased conducting business operations in Australia and the United Kingdom. The existing customers will continue to be serviced from the United States.

     In Japan, InterWorld's subsidiary operations were sold to the local reseller agent in exchange for a 40% royalty on any future licensing sales. Primary support will be provided by Japan at no cost to InterWorld. Technical support will be provided by the United States.

     As a result of these actions, monthly operating expenses at InterWorld have been reduced to approximately $.4 million per month beginning January 2002.

(2) Restructuring at J Net. During the three months ended December 31, 2001, the Company also reduced its cost structure. Staff at J Net's New York City office were terminated and in January 2002 a sublease agreement at the 680 5th Avenue location was executed. While J Net remains obligated under the original terms of its lease, the sublease is expected to result in a cash neutral result. The sublease transaction resulted in the Company writing off certain unrecoverable leasehold improvements which resulted in a one time charge reported as a restructuring expense.

The business climate in the technology markets has continued to experience slow growth, and estimates for the recovery of many of the businesses with which the Company is involved vary widely. The Company is continuing to monitor its activities closely given the economic environment and may take further steps to control costs depending on the outcomes of the InterWorld alternatives, the improvement (or deterioration) of the e-commerce software market, or other external economic factors.

Three Months Ended December 31, 2001 and 2000:

Results of Operations
_____________________

The Company's investment in InterWorld was carried as an equity investment from November 2000 through April 2001. For the three months ended December 31, 2000, InterWorld's loss is reported using the equity method of accounting and appears on the condensed consolidated statement of operations as a component of other income (expense). Beginning in May 2001, the Company began consolidating InterWorld's operating results into the Company's condensed consolidated statement of operations.

Total revenues:

Consolidated revenues were $1.2 million for the three months ended December 31, 2001. For the three months ended December 31, 2000, J Net did not consolidate InterWorld's operations resulting in no reported revenue. On a pro forma basis, total revenues for the quarter ended December 31, 2000 would have been $6.2 million, reflecting a decrease of $5.0 million, or approximately 80%. Such decrease is due to the decline in sales of e-commerce products which began in the year 2000.

In January 2002, InterWorld sold one license of its Commerce Exchange 5.0 product.

Total cost of revenues:

Cost of revenues, all of which are related to InterWorld operations, were $1.3 million for the three months ended December 31, 2001. As previously noted, InterWorld did not become a consolidated subsidiary until May 2001. Consequently, the reported cost of revenues for the three months ended
December 31, 2000 are zero.   On a pro forma basis, the total cost of
revenues were $5.6 million for the three months ended December 31, 2000. The primary cause of the decrease in the period is due to substantial reductions in InterWorld's workforce between December 31, 2000 and December 31, 2001.

Operating expenses:

Total operating expenses were $8.1 million for the three months ended December 31, 2001 compared to $11.2 million for the three months ended December 31, 2000. The overall decrease of $3.0 million is due to a decrease in restructuring and impairments of $8.0 million, lower J Net expenses of $.4 million and a partial offset by InterWorld expenses of $5.3 million.

Restructuring and impairments were $1.8 million for the three months ended December 31, 2001 compared to $9.8 million for the three months ended December 31, 2000. The three months ended December 31, 2001 charges consist of severance costs totaling $.6 million and $1.2 in million write-offs of leasehold improvements associated with the subleasing and abandonment of lease obligations at the Company's 680 5th Avenue and 395 Hudson Street locations in New York City. For the three months ended December 31, 2000, the comparable charges of $9.8 million consisted of impairment provisions to J Net's technology-related business investments, and $1.1 million in severance associated with the sale of the gaming machine route operations ("Route Operations").

Other income (expense):

For the three months ended December 31, 2001, the Company had other income of $.2 million compared with other expenses of $3.6 million in the prior years quarter. The December 31, 2000 expenses included $3.0 million of losses recognized on the Company's investment accounted for under the equity method. The equity loss included a $1.1 million loss attributable to InterWorld's operations. There were no equity method losses for the three months ended December 31, 2001. Interest expenses decreased to $.6 million for the three months ended December 31, 2001 from $1.6 million in the prior year due to non cash amortization of original issue debt discount of $.9 million. Interest income also decreased to $.7 million from $1.1 million during the three months ended December 31, 2001 and 2000 due primarily to lower cash balances and lower overall interest rates.

Federal income taxes:

There is no federal income tax provision or benefit for the three months ended December 31, 2001. All taxable transactions and temporary differences for federal income taxes are offset by a reserve allowance. Such allowances will continue to be provided until such time the Company begins to generate operating income, if at all. For the three and six months ended December 31, 2000, a federal income tax benefit from continuing operations of $4.7 million and $5.5 million, respectively, was recognized. Such benefit was attributable to the ability to utilize loss carrybacks to prior taxable years.

Discontinued operations:

In November 2000, the Company completed the sale of its Route Operations and recognized a gain of $12.6 million after a tax provision of $6.9 million. Financial results from the Route Operations were reported as discontinued operations beginning in the fiscal year 2001, when the Company changed its business strategy to technology-focused investments.

Net loss from continuing operations:

The net loss of $8.0 million for the three months ended December 31, 2001 compared to a loss of $10.1 million in the prior quarter reflects an improvement of $2.0 million and is a result of the variances previously discussed.

Six Months Ended December 31, 2001 and 2000:

Results of Operations
_____________________

The Company's investment in InterWorld was carried as an equity investment from November 2000 through April 2001. For the six months ended December 31, 2000, InterWorld's loss is reported using the equity method of accounting and appears on the condensed consolidated statement of operations as a component of other income (expense). Beginning in May 2001, the Company began consolidating InterWorld's operating results into the Company's condensed consolidated statement of operations.

Total revenues:

For the six months ended December 31, 2001, revenues totaled $4.0 million and $0 for the six months ended December 31, 2000 due to InterWorld not being a consolidated subsidiary at the end of the 2000 reporting period. On a pro forma basis, revenues declined to $4.0 million from $19.3 million for the six months ended December 31, 2001 and 2000, respectively. The declines in pro forma revenues reflect substantial reductions in license sales and related services combined with reduced maintenance receipts. Maintenance receipts decreases contain a substantial decline due to the financial condition of "dot com" customers.

Total cost of revenues:

Cost of revenues, all of which are attributable to InterWorld, were $2.7 million for the six months ended December 31, 2001 and $0 for the six months ended December 31, 2000 due to InterWorld not being a consolidated subsidiary at the end of the 2000 reporting period.

Operating expenses:

Consolidated operating expenses were $24.0 million and $12.5 million, respectively, for the six months ended December 31, 2001 and 2000. Increases for the consolidated results reflect InterWorld expenses of $17.4 million for the six months ended December 31, 2001 which are partially offset by lower J Net Technology-Related Businesses costs. The pro forma operating expenses were $24.0 million and $55.4 million, respectively, for the six months ended December 31, 2001 and 2000.

Expenses for the J Net technology-related business segment were $6.5 million for the six months ended December 31, 2001 compared with $12.5 million for the six months ended December 31, 2000. The six months ended December 31, 2001 include unusual charges of $4.3 million which include cost of leasehold improvement abandonments of approximately $2.0 million, severance pay of $.6 million and $1.6 million of cost associated with cancellation of a Put Agreement and corresponding Call Agreement discussed in Note 3 to the Condensed Consolidated Financial Statements. The six months ended December 31, 2000 include unusual charges of $9.8 million which reflect impairments to the carrying value of certain investments in the J Net technology-related business portfolio of $8.7 million and $1.1 million of severance associated with the sale of the Route Operations.

In the InterWorld business segment, pro forma operating costs totaled $17.4 million for the six months ended December 31, 2001 compared with $42.9 million for the six months ended December 31, 2000. The primary cause of the decrease is attributable to lower personnel costs.

Other income (expense):

Other income and expenses include earnings from the Company's cash and short term investments, interest expense for the Company's convertible subordinated notes and losses from investments accounted for using the equity method of accounting.

                                       Six Months Ended December 31,
                                          (dollars in thousands)
                                    ____________________________________
                                    2001       2000   Increase/(Decrease)
                                   _______   _______  __________________


Interest income                    $ 1,444   $ 2,040      $ (596)
Interest expense                    (1,133)   (2,912)      1,779
Equity losses                            -    (4,803)      4,803
                                   _______   _______      ______
  Total other income (expense)     $   311   $(5,675)     $5,986
                                   =======   =======      ======

The higher interest expenses in FY2000 is attributable to non-cash discount amortization on the subordinated notes. There was no such amortization for the six months ended December 31, 2001. See the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001 for additional details on the Company's convertible subordinated notes.

There are no equity losses for the six months ended December 31, 2001. For the six months ended December 31, 2000, equity losses include a $1.1 million loss attributable to J Net's original investment in InterWorld. Beginning in May 2001, J Net acquired a controlling interest in InterWorld and the results are now consolidated. All other investments for which the equity method of accounting was used for the six months ended December 31, 2000 have either been written off or sold.

Net loss from continuing operations:

The consolidated net loss from continuing operations was $22.2 million for the six months ended December 31, 2001 compared to a loss of $12.6 million for the six months ended December 31, 2000. The increased loss is due primarily to the inclusion of InterWorld's operating losses of $16.8 million and reduced federal tax benefit of $5.5 million. Partially offsetting these increased losses are the reductions in J Net Technology-Related Businesses operating expenses of $6.0 million and reductions in other expenses of $6.0 million.

Discontinued operations:

In November 2000, the Company completed the sale of its Route Operations and recognized an after tax gain of $12.6 million after a tax provision of $6.9 million. Financial results from the Route Operations were reported as discontinued operations beginning in the fiscal year 2000, when the Company changed its business strategy to technology-focused investments.

Net loss:

Net losses were $22.2 million for the six months ended December 31, 2001 compared to a net loss of $6 thousand for the six months ended December 31, 2001. The increased losses are due to the variances discussed in the net losses from continuing operations offset by the gain in the six months ended December 31, 2001 contained in the discontinued operations.

Capital Resources and Liquidity
_______________________________

Liquidity:

Total cash and short-term investments were $34.6 million as of December 31, 2001 and $34.1 million at January 31, 2002. Since March 2000, when the Company changed its business strategy and decided to sell its Route Operations, sources of cash have been solely from the discontinued operations (for the period of March 2000 up to November 2000), the proceeds received from the sale of the discontinued operations, and proceeds received from the issuance of convertible subordinated notes.

InterWorld required approximately $3.0 million per month to fund its operations up to October 31, 2001. Since May 2001, such funding is provided by J Net under a $20,000,000 secured credit facility. J Net is under no obligation to continue funding. Ongoing restructuring at InterWorld reduced the amount of cash required to approximately $1.2 million per month in November 2001 and further decreased cash requirements to approximately $.4 million beginning in January 2002. However, increased sales are required for InterWorld to generate positive cash flows. In January 2002, InterWorld sold a significant license with related professional services. In addition, a substantial amount of the annual fees for renewals of maintenance on existing licenses are being billed during the next fiscal quarter. Collection of these accounts are important to the ongoing viability of InterWorld. Cumulative advances under the credit facility were $16.4 million as of December 31, 2001 and $16.8 million as of January 31, 2002. J Net's total investment in InterWorld, including its initial $20.0 million purchase of preferred stock, is $36.8 million as of January 31, 2002.

Because of the ongoing cash requirements of InterWorld, J Net is considering various strategic alternatives, including, but not limited to, actively seeking partners with which to form a marketing alliance and/or to provide additional capital, evaluating a sale of all or part of InterWorld, or ceasing the business operations of InterWorld entirely. The Company expects to take definitive action related to these alternatives during the next fiscal quarter.

For the three months ended December 31, 2001, net cash used in operating activities was $16.5 million. The use of cash was principally the ongoing funding requirements for InterWorld of $13.4 million, cash restructuring costs of $3.0 million and working capital changes. Partially offsetting uses of cash was collection of a tax refund of $2.7 million.

The Company expects to receive cash from the sale of assets received as a result of foreclosure actions taken on a loan in June 2001. The estimated amount to be received, net of selling expenses and carrying costs is approximately $5.3 million. J Net also expects to receive additional refunds of income taxes of approximately $3.8 million which are the results of carrybacks of operating losses and capital losses incurred during the fiscal year ended June 30, 2001.

Cash flows:

Net cash used in investing activities for the six months ended December 31, 2001 was $1.3 million, which was due primarily to the completion of a prior funding commitment to the Company's minority investment in eStara, Inc.

Recently Issued Accounting Standards:

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 142 addresses the initial measurement and recognition of intangible assets acquired outside of a business combination, whether acquired with a group of other assets or acquired individually, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment test on an annual basis at a minimum. The Company is required to adopt SFAS 141 and SFAS 142 on a go forward basis beginning January 1, 2002; however, certain provisions of these new standards may also apply to any acquisition made after June 30, 2001. As of December 31, 2001, the Company had no goodwill or other intangible assets due to impairments or losses incurred on investments where goodwill had been recorded. The adoption of SFAS 141 and SFAS 142 will be made as required for future transactions. No significant impact of such adoption is expected by the Company.

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

Factors Which May Affect Future Results
_______________________________________

With its change in business strategy, the Company is operating in a significantly different environment involving a number of risks and uncertainties. Some factors, including but not limited to the following, may affect the Company's future results of operations: (1) the Company's ability to successfully execute its new business model; (2) the development of the internet and the infrastructure that supports it; (3) increased use of the internet by businesses and individuals; (4) the ability of the Company's investees to compete against direct and indirect competitors; (5) the Company's ability to acquire interests in additional Technology-Related Businesses; (6) the ability of the Company's investees to raise additional capital; and (7) changes in the market for securities of Technology-Related Businesses in general and for initial public offerings of internet companies in particular.

By their very nature, the entities in which the Company has and may be investing capital will be in an earlier stage of development and maturity, and therefore a higher level of risk and reward. Except for operations of InterWorld (See Note 3 of Notes to Condensed Consolidated Financial Statements), all of the Company's investments in Technology-Related Businesses are in nonpublic companies. Substantially all such companies are development stage companies and are presently incurring operating losses. There can be no assurance that such companies will generate operating income in the future.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk
         _________________________________________________________

The Company is generally exposed to market risk from adverse changes in interest rates. The Company's interest income is affected by changes in the general level of U.S. interest rates. Changes in U.S. interest rates could affect interest earned on the Company's cash equivalents, debt instruments and money market funds. A majority of the interest earning instruments earns a fixed rate of interest over short periods (7-35 days). Based upon the invested money market balances at December 31, 2001, a 10% change in interest rates would change pretax interest income by approximately $12 thousand per year. Therefore, the Company does not anticipate that exposure to interest rate market risk will have a material impact on the Company due to the nature of the Company's investments.

The Company holds short term investments with a value of $28.4 million of principal in Mariner Partners, L.P., a private investment fund. Mariner employs a multi-strategy approach emphasizing a market neutral and event-driven style to capitalize on investment opportunities across the financial markets. Mariner's performance has historically generated above-average returns relative to hedge fund industry benchmarks. However, such returns cannot be assured in the future. Based on the market value of the investment in Mariner as of December 31, 2001 and the average return of such investment for the previous six months, a 10% reduction in those returns would reduce pretax income by approximately $300,000.

                    PART II.  OTHER INFORMATION

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

The Company is a party to other claims, legal actions and complaints arising in the ordinary course of business. Management believes that its defenses are substantial and that J Net's legal position can be successfully defended without material adverse effect on its consolidated financial statements.

Other Information
_________________

In December 2001, the Company was notified by the New York Stock Exchange ("NYSE") that the Company was "below criteria" for continued listing standards. The notification served as official notice by the NYSE of non-compliance with total market capitalization of not less than $50 million over a 30-day trading period and stockholders' equity of not less than $50 million. The Company is in the process of preparing a business plan for submission to the NYSE which demonstrates how the Company plans to achieve compliance over the next 18 months.

Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits

  (b)  Reports on Form 8-K:

       During the six months ended December 31, 2001, the Company filed one report on Form 8-K.

       (i) November 30, 2001 on Form 8-K, Item 5, the Company reported significant reductions in the workforce at InterWorld Corporation and the pursuit of strategic alternatives.

                                       Signature
                                       _________

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      J NET ENTERPRISES, INC.
                                             (Registrant)

                                      By:  /s/ Steven L. Korby
                                      ________________________
                                      STEVEN L. KORBY
                                      Executive Vice President
                                      and Chief Financial Officer
Date:  February 14, 2002