Form 10-Q
period 2002-03-31
J NET ENTERPRISES INC
filed 2002-05-15
CIK 351903

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                    FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to___________________

Commission file no. 1-9728

                         J NET ENTERPRISES, INC.
       ______________________________________________________
       (Exact name of registrant as specified in its charter)

       Nevada                                   88-0169922
_______________________________   ____________________________________
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
incorporation or organization)

4020 W. Lake Creek Drive, #100, Wilson, Wyoming          83014
_______________________________________________       _________
  (Address of principal executive offices)            (Zip Code)

                                 307-739-8603
            __________________________________________________
           (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes        No   x
                                  _____     _____

There were 8,524,552 shares of the Registrant's common stock outstanding as of May 13, 2002.

                  J NET ENTERPRISES, INC. AND SUBSIDIARIES
                                      INDEX

Part I.   Financial Information

Item 1.   Financial Statements
            Condensed Consolidated Balance Sheets (Unaudited) -
              March 31, 2002 and June 30, 2001
            Condensed Consolidated Statements of Operations (Unaudited) -
              Three and Nine Months Ended March 31, 2002 and 2001
            Condensed Consolidated Statement of Stockholders'
              Equity (Unaudited) - Nine Months Ended March 31, 2002 and
                2001
            Condensed Consolidated Statements of Cash Flows (Unaudited) -
              Nine Months Ended March 31, 2002 and 2001 (Unaudited)
            Notes to Condensed Consolidated Financial Statements
              (unaudited)

Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

Part II.  Other Information

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K

                 J NET ENTERPRISES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)
                                (Unaudited)


                                               March 31,        June 30,
     ASSETS                                      2002             2001
     ______                                    _________        ________

Current assets:
  Cash and cash equivalents                    $ 7,864          $24,272
  Short-term investments                        29,257           27,381
  Accounts receivable, net                         182            1,532
  Current portion of notes receivable -
    related parties                                282            1,288
  Notes receivable - trade                         129                -
  Federal income taxes receivable                    -            6,538
  Current portion of deferred tax asset          1,219                -
  Assets held for sale                           5,250            5,450
  Other current assets                             822            1,556
                                               _______          _______
      Total current assets                      45,005           68,017

Investments in technology-related businesses     4,628            3,290

Property and equipment, net of accumulated
  depreciation                                     220            4,010

Deferred tax asset                                   -              885

Other non-current assets                           830            1,211
                                               _______          _______
      Total assets                             $50,683          $77,413
                                               =======          =======

See Notes to Condensed Consolidated Financial Statements.

                 J NET ENTERPRISES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)
                                (Unaudited)
                                (Concluded)


                                               March 31,        June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY             2002             2001
____________________________________           _________        ________

Current liabilities:
  Accounts payable and other current
    liabilities                                $  5,135         $  7,699
  Deferred revenue and customer deposits          2,043            3,122
                                               ________         ________
      Total current liabilities                   7,178           10,821
                                               ________         ________

Convertible subordinated notes                   27,750           27,750

Deferred rent                                       219              356
Other non-current liabilities                       212                -

Commitments and contingencies

Stockholders' equity:
  Preferred stock - authorized
    1,000,000 shares of $1 par value;
    none issued
  Common stock - authorized
    60,000,000 shares of $.01 par
    value; 10,233,470 shares issued                 102              102
  Additional paid-in capital                     75,250           75,250
  Retained earnings (deficit)                   (44,019)         (20,795)
  Less 1,708,918 shares of
    common stock in treasury, at cost           (16,054)         (16,054)
  Cumulative translation adjustment                  45              (17)
                                               ________         ________
      Total stockholders' equity                 15,324           38,486
                                               ________         ________

      Total liabilities and stockholders'
        equity                                 $ 50,683         $ 77,413
                                               ========         ========


See Notes to Condensed Consolidated Financial Statements.

                  J NET ENTERPRISES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE AND NINE MONTHS ENDED MARCH 31, 2002 and 2001
               (Dollars in thousands, except per share data)
                                   (Unaudited)

                                     Three Months Ended   Nine Months Ended
                                     __________________   _________________
                                       2002      2001       2002     2001
                                     _______   ________   ________ ________
Revenues, net
  Product licenses                   $    10   $      -   $    893 $      -
  Maintenance                            620          -      2,779        -
  Services                                 -          -        998        -
                                     _______   ________   ________ ________
    Total revenues, net                  630          -      4,670        -
                                     _______   ________   ________ ________
Cost of revenues:
  Product licenses                         -          -        400        -
  Maintenance                             14          -        307        -
  Services                                42          -      2,027        -
                                     _______   ________   ________ ________
    Total cost of revenues                56          -      2,734        -
                                     _______   ________   ________ ________
    Gross profit                         574          -      1,936        -

Operating expenses:
  Research and development               404          -      4,739        -
  Sales                                   26          -      5,919        -
  Marketing alliances                      -          -      1,616        -
  General and administrative           2,038      1,707      7,689    4,404
  Restructuring charges and
    impairments                         (156)     9,630      6,216   19,435
                                     _______   ________   ________ ________
    Total operating expenses           2,312     11,337     26,179   23,839
                                     _______   ________   ________ ________

Operating loss from continuing
  operations                          (1,738)   (11,337)   (24,243) (23,839)
                                     _______   ________   ________ ________

Other income (expense):
  Interest and other income              974      2,026      2,418    4,066
  Interest expense                      (556)    (1,660)    (1,689)  (4,572)
  Equity losses in technology-
    related businesses                     -    (14,623)         -  (19,426)
                                     _______   ________   ________ ________
    Total other income (expense)         418    (14,257)       729  (19,932)
                                     _______   ________   ________ ________

Loss from continuing operations
  before income tax                   (1,320)   (25,594)   (23,514) (43,771)
                                     _______   ________   ________ ________
Federal income tax benefit                 -     (2,823)         -   (8,355)
                                     _______   ________   ________ ________
    Net loss from continuing
      operations                      (1,320)   (22,771)   (23,514) (35,416)
    Gain on sale of discontinued
      operations, net of operating
      results during the period
      of $0 and $(250), net of tax
      and $0 and $6,711 tax from
      gain on sale for nine months
      ended                               -         137          -   12,776
                                     _______   ________   ________ ________
            Net loss                 $(1,320)  $(22,634)  $(23,514)$(22,640)
                                     =======   ========   ======== ========

Basic earnings (loss) per share:
Loss from continuing operations      $  (.15)  $  (2.57)  $  (2.76)$  (3.96)
Income from discontinued operations        -        .02          -     1.43
                                     _______   ________   ________ ________
                                     $  (.15)  $  (2.55)  $  (2.76)$  (2.53)
                                     =======   ========   ======== ========

Dilutive earnings (loss) per share:
Loss from continuing operations      $  (.15)  $  (2.57)  $  (2.76) $ (3.96)
Income from discontinued operations        -        .02          -     1.43
                                     _______   ________   ________ ________
                                     $  (.15)  $  (2.55)  $  (2.76)$  (2.53)
                                     =======   ========   ======== ========

See Notes to Condensed Consolidated Financial Statements.

                                J NET ENTERPRISES, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  NINE MONTHS ENDED MARCH 31, 2002 AND 2001
                                      (Dollars and shares in thousands)
                                              (Unaudited)
                                                                                      Accumu-
                                                                                      lated
                                                                                      Other
                                                Addi-                                 Compre-
                                 Common Stock   tional   Retained    Treasury Stock   hensive
                                 _____________  Paid-In  Earnings   ________________  Income
                                 Shares Amount  Capital  (Deficit)  Shares   Amount   (loss)   Totals
                                 ______ ______  _______  ________   ______  ________  _______ ________

Balance July 1, 2001             10,233 $102   $75,250   $(20,795) (1,709)  $(16,054) $ (17)  $ 38,486
Comprehensive loss:
  Net loss                                                (23,514)                             (23,514)
  Cumulative translation
    adjustment                                                                           62         62
                                                                                              ________
Total comprehensive loss                                                                       (23,452)
Amortization of employee
 stock based compensation                                     290                                  290
                                 ______ ____   _______   ________   ______  ________  _____   ________
Balance March 31, 2002           10,233 $102   $75,250   $(44,019)  (1,709) $(16,054) $  45   $ 15,324
                                 ====== ====   =======   ========   ======  ========  =====   ========

Balance July 1, 2000             10,233 $102   $73,875   $ 27,710   (1,259) $(13,777) $   -   $ 87,910
Comprehensive loss:
  Net loss from continuing
    operations                                            (35,416)                             (35,416)
  Gain on sale of
    discontinued operations,
    net of tax                                             12,776                               12,776
Repurchase of common stock                                            (221)   (1,204)           (1,204)
Amount allocated to additional
  paid-in capital in connection
  with the issuance of 8%
  convertible subordinated
  notes                                          1,375                                           1,375
                                 ______ ____   _______   ________   ______  ________  _____   ________
Balance March 31, 2001           10,233 $102   $75,250   $  5,070   (1,480) $(14,981) $   -   $ 65,441
                                 ====== ====   =======   ========   ======  ========  =====   ========

See Notes to Condensed Consolidated Financial Statements.

                     J NET ENTERPRISES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      NINE MONTHS ENDED MARCH 31, 2002 AND 2001
                               (Dollars in thousands)
                                     (Unaudited)
                                                            2002        2001
                                                          ________    ________
Operating activities:
Net loss                                                  $(23,514)   $(22,640)
Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
    Equity in loss of technology-related businesses              -      19,426
    Non-cash impairment charges                              3,066       8,665
    Allowance for uncollectible receivables                      -       7,980
    Gain from discontinued operations, net of $6,940
      taxes                                                      -     (12,776)
    Amortization of stock-based compensation                   290           -
    Depreciation and amortization                              510         363
    Amortization of original issue discount                      -       3,139
    Loss on disposal of assets                                 394       1,650
    Deferred income tax benefit                               (334)     (4,702)
      Changes in assets and liabilities:
        Decrease in federal income taxes receivable          6,538           -
        Decrease in accounts receivable                      1,350           -
        Increase in marketable securities                   (1,876)          -
        Decrease in prepaid expenses and other
          current assets                                       730         165
        Decrease (increase) in notes receivable -
          related parties                                    1,006        (303)
        Decrease (increase) in other non-current assets        223         (60)
        Decrease in accounts payable and other current
          liabilities                                       (2,564)     (5,186)
        Decrease in deferred revenue and customer deposits  (1,079)          -
        Decrease in deferred rent                             (137)          -
        Decrease in current tax liability, net of taxes
          related to discontinued operations                     -      (2,559)
        Other, net                                              62           -
                                                          ________    ________

            Net cash used in operations                    (15,335)     (6,838)
                                                          ________    ________

Investing activities:
  Investments in technology-related businesses              (1,338)    (30,034)
  Investments in notes receivable                             (125)    (12,446)
  Investment in marketable securities                            -     (25,444)
  Security deposits received                                   212           -
  Net proceeds from discontinued operations                      -      35,815
  Proceeds from sale of assets                                 260           -
  Purchases of property and equipment                          (82)     (2,278)
                                                          ________    ________
            Net cash used in investing activities           (1,073)    (34,387)

Financing activities:
  Proceeds from issuance of convertible subordinated notes       -      12,250
  Purchases of treasury stock                                    -      (1,204)
                                                          ________    ________
            Net cash provided by financing activities            -      11,046
                                                          ________    ________
Net decrease in cash and cash equivalents                  (16,408)    (30,179)
Cash and cash equivalents at beginning of period            24,272      60,090
                                                          ________    ________
Cash and cash equivalents at end of period                $  7,864    $ 29,911
                                                          ========    ========

Supplemental disclosures of cash flow data:
  Cash paid during the period for:
    Interest paid                                        $   1,667    $  1,515
    Federal income tax                                   $       -    $  2,300

Non-cash investing and financial activities:
  Debt discount on convertible subordinated notes        $       -    $  1,375
  Value of notes receivable discharged in exchange
    for common stock                                     $   1,024    $      -
  Notes receivable - related parties                     $       -    $    250


See Notes to Condensed Consolidated Financial Statements.

                    J NET ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Significant accounting policies and business:
Business:
J Net Enterprises, Inc. ("J Net" or the "Company") is a technology holding company with concentrated investments in enterprise software and technology infrastructure companies (the "Technology-Related Businesses"). The Company conducts its business through two business segments:
InterWorld Corporation ("InterWorld") and the J Net Technology Related
Businesses.

The Company owns 95.3% of the outstanding equity securities of InterWorld, a provider of integrated enterprise e-commerce software solutions. Its products include software that supports customer relationship management, supplier relationship management, sales channel management, and business intelligence. Existing customers cover a wide range of industries including retail, manufacturing, distribution, telecommunications and transportation. InterWorld's software products run on the industry standard J2EE server.

Since the time the Company acquired a controlling interest in the equity securities of InterWorld, J Net has actively sought partners and evaluated a number of strategic alternatives specific to InterWorld's operations. Significant cost reductions have been implemented since September
2001 which include reductions in the United States workforce and termination of business operations in foreign countries. Facility costs were also reduced as a result of negotiating releases from costly lease obligations and relocating New York operations to more economical office space.

In February 2002, J Net entered into a Strategic Partnership with Titan Ventures, L.P. ("Titan"). Under this agreement, Titan received an exclusive right to market InterWorld's products in the United States.
Upon the achievement of certain milestones, Titan earns-in a percentage of InterWorld's equity. Proceeds from the sale of InterWorld products are shared between Titan and InterWorld. Costs of the marketing efforts are borne entirely by Titan. Concurrent with the execution of the Strategic Partnership Agreement, J Net and InterWorld entered into an Acknowledgment of Default Agreement (the "Default Agreement") which assigns proceeds from InterWorld's operations, including those derived from Titan's activities, to J Net as partial repayment of advances to InterWorld to fund its operations. To date, no sales have been closed under the Strategic Partnership Agreement.

J Net is also a senior secured creditor of InterWorld under terms of a secured promissory note (the "Secured Note") and has a priority claim on the assets, including intellectual property, of InterWorld. Advances under the Secured Note are made by J Net at its sole discretion. As of March 31, 2002, such advances totaled $17.2 million, excluding interest. Concurrent with the execution of the Strategic Partnership Agreement with Titan, InterWorld and J Net entered into an Acknowledgment of Default and Assignment of Payments Agreement (the "Default Agreement"). In addition to InterWorld acknowledging default under terms of the Secured Note between InterWorld and J Net, the Default Agreement assigned all proceeds received by InterWorld to be directed to J Net, including proceeds derived from revenues created from the Strategic Partnership Agreement with Titan.

In April 2002, the Management of J Net concluded that InterWorld's ability to repay its debt of approximately $17.2 million was not likely. As a result, J Net notified InterWorld of its intent to begin foreclosure proceedings. On May 3, 2002, J Net and InterWorld finalized foreclosure proceedings. Such actions resulted in the employees, contracts and other assets being transferred to IW Holdings, Inc., a newly formed J Net subsidiary, in full satisfaction of the debt.

Although the consolidation method of accounting is used for its ownership in InterWorld, the liabilities and debts of InterWorld are legally separate and distinct from J Net. The Company is not liable for the debts and other obligations of InterWorld.

J Net also holds minority investments in other technology companies including, but not limited to, systems development and software companies. These investments are held directly by the Company, or by J Net Ventures I, LLC (the "Fund" or "Ventures I"), a fund owned and managed by the Company. As a result of the changes in market conditions with respect to Technology-Related Businesses and the significance of the InterWorld operations, J Net has suspended its minority investment strategy conducted through Ventures I and concentrated its efforts and financial resources on InterWorld or IW Holdings, InterWorld's successor entity.

In April 2002, the Company was notified by the New York Stock Exchange ("NYSE") that the NYSE was initiating steps to delist J Net. On May 8, 2002 the delisting steps were completed. J Net's common stock is now traded on the over-the-counter bulletin board ("OTCBB") and trades under the symbol "JNEI".

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position as of March 31, 2002, the results of its operations for the three and nine months ended March 31, 2002 and 2001 and its cash flows for the nine months ended March 31, 2002 and 2001. The results for the nine months ended March 31, 2002 and 2001 are not necessarily indicative of results for a full year. Information included in the condensed consolidated balance sheet as of June 30, 2001 has been derived from the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended June 30, 2001 (the "2001 Form 10-K").
These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and disclosures included in the 2001 Form 10-K.

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

For the periods beginning November 2000 through April 2001, J Net owned $20 million of mandatorily redeemable preferred stock of InterWorld (the "Preferred Stock"). The Preferred Stock voted on as an "as-if" converted basis with common stock, which represented approximately 10% voting rights. J Net used the equity method of accounting during the time it owned only the Preferred Stock. In May 2001, when the redemption of the Preferred Stock became due, J Net exchanged the Preferred Stock for common stock in lieu of cash. As a result of this redemption, J Net became a 95.3% owner of the equity securities and began using the consolidation method for InterWorld.

Property and equipment:
Leasehold improvements and other property and equipment are recorded at cost and are depreciated on a straight line basis over the shorter of estimated useful life of the asset or lease terms, as applicable, as follows: 2 to 7 years for equipment and 3 to 10 years for leasehold improvements. Property sold or retired is eliminated from the accounts in the period of disposition.

Assets held for sale:
Assets which will be sold rather than used are recorded at their estimated fair value less estimated cost to sell. As of March 31, 2002, the Company holds 40 acres of land with building improvements in the city of Wellington, Florida. The property was received as a result of a foreclosure on a loan to Michael Donahue, the former Vice Chairman and Chief Executive Officer of InterWorld. The property is not core to J Net's business and is currently listed for sale. The carrying value of $5.3 million is net of estimated and sales costs.

Income taxes:
The Company accounts for income taxes in accordance with SFAS 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires that deferred tax assets and liabilities arising from temporary differences between book and tax bases will be recognized using enacted tax rates at the time such temporary differences reverse. In the case of deferred tax assets, SFAS 109 requires a reduction to deferred tax assets if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

As of March 31, 2002, J Net is carrying a current deferred tax asset of $1.2 million, which represents Management's estimate of a tax refund resulting from the carryback of operating losses incurred during the current fiscal year. The receivable is net of a deferred tax allowance of approximately $5 million for fiscal 2002. An additional allowance of $9.3 million for prior fiscal years has been recognized. In order to realize the deferred benefits represented by the accumulated allowance, approximately $42 million of future taxable income (predominantly from InterWorld) would be required. Management believes that achieving this level of required income in the foreseeable future is not likely.

There are no provisions for current income taxes recognized.

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

Revenue under multiple element arrangements is allocated to each element using the "residual method", in accordance with Statement of Position No. 98-9, "Modification of SOP 97-2 with Respect to Certain Transactions" ("SOP 98-9"). Under the residual method, the arrangement fee is recognized as follows: (a) the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is deferred and (b) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. Software license agreements generally include two elements: the software license and post-contract customer support. The Company has established sufficient vendor-specific objective evidence for the value of maintenance and post-contract customer support services based on the price when these elements are sold separately and/or when stated renewal rates for maintenance and post-contract customer support services are included in the agreement, and the actual renewal rate achieved.

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

Services revenue:
Revenue from professional services, such as custom development and installation and integration support is recognized as the services are rendered.

Maintenance revenue:
Revenue from maintenance and post-contract customer support services, such as telephone support and product enhancements is recognized ratably over the period of the agreement under which the services are provided, typically one year. Recognition of revenue is deferred until advance payments from customers is received for maintenance and support.

Deferred revenue consists principally of billings in advance for services and support not yet provided and uncollected billings to customers for maintenance and post contract support.

Recently issued accounting standards:
In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 142 addresses the initial measurement and recognition of intangible assets acquired outside of a business combination, whether acquired with a group of other assets or acquired individually, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment test on an annual basis at a minimum. The Company is required to adopt SFAS 141 and SFAS 142 on a go forward basis beginning January 1, 2002; however, certain provisions of these new standards may also apply to any acquisition made after June 30, 2001. As of March 31, 2002, the Company had no goodwill or other intangible assets due to previous impairments or losses incurred on investments where goodwill had been recorded. The adoption of SFAS 141 and SFAS 142 will be made as required for future transactions. No significant impact of such adoption is expected by the Company.

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

Note 2 - Discontinued operations
Prior to March 2000, when the Company began emphasizing technology-related activities, J Net was named Jackpot Enterprises, Inc. and was engaged, through various subsidiaries, in the gaming industry for over 30 years.
In July 2000, the Company executed a definitive agreement to sell the gaming machine route operations ("Route Operations"). The sale, which was subject to regulatory approvals and other customary closing conditions, was completed on November 22, 2000. Because of the change to technology-related investing and the sale, the operating results and subsequent gain from the sale of the Route Operations are presented as discontinued operations.

Note 3 - Investments in Technology-Related Businesses:
On September 28, 2001, the Company completed the purchase of the remaining 99% of Meister Brothers Investments, LLC ("MBI") that the Company did not already own. The purchase was executed pursuant to a settlement of a put agreement (the "Put Agreement") entered into as part of the original investment in March 2000 between the Company and Keith Meister and Todd Meister, Co-Presidents (the "Co-Presidents") and managers of the Fund. Under terms of the original Put Agreement, the Company was required to issue 275,938 shares of the Company's common stock in exchange for each of the member interests in MBI owned by the Co-Presidents. A corresponding call agreement (the "Call Agreement") would have required the Company to issue 312,500 shares of the Company's common stock. On September 28, 2001, the Company entered into a series of agreements relating to the termination of the employment of the Co-Presidents, a cancellation of the Put Agreement and corresponding Call Agreement and the repurchase of the shares issuable under the Put Agreement and as a result paid an aggregate of $1.6 million of consideration. A portion of such consideration equal to $1.0 million was used to offset a loan from the Company to the Co-Presidents. As a result, the entire $1.6 million of consideration was expensed as restructuring and unusual charges upon completion of the transaction.

eStara, Inc. ("eStara") is a non public development stage company that provides voice communication technology that enables on-line customers to talk and conduct e-business over the Internet. The Company uses the cost method to account for this investment. The Company funded $2.7 million of a $4.0 million commitment to eStara's $15.0 million Series B round of financing in September 2000. The remaining commitment of $1.3 million was funded in July 2001 at a substantially lower valuation than the original investment. As a result, an impairment of $1.4 million on the original investment was recorded as of June 30, 2001. Accordingly, the Company is carrying the eStara investment at the July 2001 valuation. In October 2001, eStara acquired a division of ITXC, a publicly traded company, for stock representing 19.9% ownership in eStara. Recent operating results have improved as a result of this acquisition. In addition, eStara has taken steps to reduce its cash burn to $.3 million per month. Additional cost savings and improved operating results have further reduced cash burn and recent projections provided by eStara's management indicate sufficient funds to continue operations beyond the end of calendar 2002. Although eStara will likely seek additional financing, there is no assurance such financing will be obtained. Management believes that the carrying value represents the fair market value as of March 31, 2002.

Tellme Networks, Inc. ("Tellme") provides voice driven interactive services to consumers and businesses. Tellme enables users, through voice recognition and speech synthesis, to utilize a telephone to access the Internet and listen to on-line information. The Company uses the cost method to account for its investment in Tellme. There were no additional investments or other activity in Tellme for the nine months ended March 31, 2002. In December 2001, Tellme announced the launch of the first voice activated 511 traveler information line. Such service will be launched by Department of Transportation agencies on a state-by-state basis. Based on Tellme's positive financial condition, its current and projected cash utilization and continued positive operating developments, Management believes the original $2.0 million investment represents the fair market value as of December 31, 2001.
The following table sets forth the acquisition cost for the Company's investments and the related activity of each active investment for the nine months ended March 31, 2002 (dollars in thousands):


                            Net                             Carrying value
                         balance at                             as of
                          6/30/01    Additions  Impairments March 31, 2002
                         __________  _________  ___________ ______________

eStara, Inc.              $1,290      $1,333      $  -         $2,623
Tellme Networks            2,000           -         -          2,000
Other                          -           5         -              5
                          ______      ______      ____         ______
  Totals                  $3,290      $1,338      $  -         $4,628
                          ======      ======      ====         ======

From the time the Company began funding the operations of InterWorld through October 31, 2001, InterWorld required approximately $3.0 million per month to fund its operations. As a result of restructuring, the cash burn rate was reduced to approximately $1.2 million per month beginning in November 2001 and further reduced in December 2001 to approximately $.4 million per month. In January 2002, additional cash savings were generated when InterWorld's New York offices were relocated to less costly facilities. During February and March 2002, J Net funded $0.5 million to InterWorld. Such funding included costs associated with office relocation and remaining obligation to close foreign offices and certain severance payments. While current operations are very close to cash break-even, InterWorld's ability to continue at that level remains uncertain. InterWorld has historically operated at a loss and received a going concern opinion from its independent auditors for the twelve months ended December 31, 2000 and has continued to incur operating losses. Without continued funding, there remains substantial doubt about InterWorld continuing as a going concern.

Note 4 - Pro Forma information:
Set forth in the following table is certain unaudited pro forma financial information for each of the three and nine months ended March 31, 2002 and 2001. This information has been prepared assuming that J Net's acquisition of InterWorld was consummated on July 1, 2000. Because J Net functioned primarily as a holding company and InterWorld as an operating company at the assumed date of acquisition date, no cost savings have been assumed in the pro forma tables. Information for the three and nine months ended March 31, 2002 reflects actual operating results since J Net began consolidating InterWorld in May 2001.

The pro forma statements of operations are for information purposes only and they should not be interpreted to be indicative of the Company's consolidated results of operations had the transaction actually occurred on the assumed date and should not be used to project results for any future date or period.

        Condensed Consolidated Pro forma Statement of Operations
                (dollars in thousands, except per share data)

                                     Three Months Ended  Nine Months Ended
                                           March 31,         March 31,
                                     _________________ __________________
                                       2002     2001     2002      2001
                                     ________ ________ ________  ________

Revenues                             $   630  $  8,031 $  4,670  $ 27,320
Cost of revenues                          56     6,968    2,734    19,053
                                     _______  ________ ________  ________
  Gross profit                           574     1,063    1,936     8,267
                                     _______  ________ ________  ________
Operating expenses                     2,468    14,634   19,963    60,265
Restructuring and unusual charges       (156)    9,630    6,216    19,435
                                     _______  ________ ________  ________
    Total operating expenses           2,312    24,264   26,179    79,700
                                     _______  ________ ________  ________

Loss from operations                  (1,738)  (23,201) (24,243)  (71,433)

Other income (expense)                   418      (880)     729    (4,748)
                                     _______  ________ ________  ________

    Net loss before income tax        (1,320)  (24,081) (23,514)  (76,181)

Income tax benefit                         -    (2,823)       -    (8,355)
                                     _______  ________ ________  ________

            Net loss                 $(1,320) $(21,258)$(23,514) $(67,826)
                                     _______  ________ ________  ________

Basic loss per share                 $  (.15) $  (2.40)$  (2.76) $  (7.59)
                                     =======  ======== ========  ========

Note 5 - Loss per share:
Basic loss per share for the three and nine months ended March 31, 2002 and basic loss per share from continuing operations for the three and nine months ended March 31, 2001 are computed by dividing net loss from continuing operations by the weighted average number of common shares outstanding for the respective period. Since both the three and nine month periods ended March 31, 2002 and 2001 had losses from continuing operations, no potential common shares from the assumed exercise of options or convertible subordinated notes have been included in the diluted loss per share from continuing operations computations pursuant to accounting principles generally accepted in the United States.

The following is the amount of loss and number of shares used in the basic and diluted loss per share computations for continuing operations (dollars and shares in thousands, except per share data):

                                    Three Months Ended  Nine Months Ended
                                           March 31,         March 31,
                                     _________________  __________________
                                       2002     2001      2002      2001
                                     ________ ________  ________  ________

Basic earnings (loss) per share
  from continuing operations:
    Earnings (loss):
      Income (loss) available to
        common stockholders          $(1,320) $(22,771) $(23,514) $(35,416)
                                     =======  ========  ========  ========
    Shares:
      Weighted average number of
        common shares outstanding      8,525     8,865     8,525     8,938
                                     =======  ========  ========  ========

Basic earnings (loss) per share
  from continuing operations        $  ( .15) $  (2.57) $  (2.76) $  (3.96)
                                     =======  ========  ========  ========

Diluted earnings (loss) per share:
  Earnings (loss):
    Income (loss) available to
      common shareholders           $ (1,320) $(22,771) $(23,514) $(35,416)
                                     =======  ========  ========  ========
Shares:
  Weighted average number of
    common shares outstanding          8,525     8,865     8,525     8,938
                                     =======  ========  ========  ========
  Weighted average number of
    common shares and common
    share equivalents outstanding      8,525     8,865     8,525     8,938
                                     =======  ========  ========  ========

Diluted earnings (loss) per share
  from continuing operations         $ ( .15) $  (2.57) $  (2.76) $  (3.96)
                                     =======  ========  ========  ========

Note 6 - Related party transactions:
As of March 31, 2002, an officer of the Company held a subordinated note with a face value of $500,000. The Company loaned the officer $250,000 to purchase the subordinated note in September 2000. The loan bears interest of 8% per annum and is secured by the right, title and interest to the note. The loan, together with accrued interest is due on June 30, 2002. The total principal and interest on the loan as of March 31, 2002 was $282,000.

In January 2002, an employee of the Company with a loan of $125,000 terminated his employment. There were no revisions to the terms contained in the original loan, which remains due on June 30, 2002. The loan remains secured by the former employee's subordinated note, which has a face value of $250,000, and has a value of $129,000 as of March 31, 2002.

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

The Company and InterWorld are parties to a secured credit agreement which allowed InterWorld to draw up to a total of $20.0 million in cash from J Net, at the Company's discretion. The advances are secured by the assets of InterWorld, including intellectual property. Advances, excluding interest, totaled $17.2 million as of March 31, 2002.

In April 2002, the Management of J Net concluded that InterWorld's ability to repay its debt of approximately $17.2 million was not likely. As a result, J Net notified InterWorld of its intent to begin foreclosure proceedings. On May 3, 2002, J Net and InterWorld finalized foreclosure proceedings. Such actions resulted in the employees, contracts and other assets being transferred to IW Holdings, Inc., a newly formed J Net subsidiary, in full satisfaction of the debt.

One director of J Net is a partner of a law firm that provides legal services to the Company. Fees paid to that firm were not material for the nine months ended March 31, 2002. Management believes that fees charged are competitive with fees charged by other law firms.

Three directors, entities controlled by those directors or adult children of those directors have invested $7 million in the convertible subordinated notes issued by the Company. Officers and employees have invested either directly or indirectly $2.5 million in the notes as of March 31, 2002. Notes totaling $3 million owned by the former Co-Presidents of the Fund are still outstanding, but no longer classified as related party due to the termination of the Co-Presidents in September 2001. A note with a face value of $250,000 held by a former employee remains outstanding and is also no longer classified as related party due to the termination of employment in January 2002.

The Company foreclosed on assets securing a loan to Michael J. Donahue, former Vice Chairman and Chief Executive Officer of InterWorld on June 29, 2001. The assets received in the foreclosure are presently for sale and have an estimated net realizable value of $5.3 million.

The agreements entered into on June 29, 2001 also provided for the Company to loan Mr. Donahue up to $800,000. An obligation of $600,000 has been recorded, but no such loan has been made as of March 31, 2002.

On March 29, 2002, Michael Donahue resigned his position as Vice Chairman and Chief Executive Officer of InterWorld. Mr. Donahue will remain as a part time consultant to the Company.

Note 7 - Operating segments:
The Company has two reportable segments; InterWorld and J Net Technology-Related Businesses. Prior to May 2001, the Company operated only in one segment, J Net Technology-Related Businesses. J Net Technology-Related Businesses include the effect of transactions and operations of the Company's non consolidated investments, including InterWorld prior to the acquisition of a majority of its outstanding common stock in May 2001. All significant intersegment activity has been eliminated. Accordingly, segment results reported exclude the effect of transactions between the Company and its subsidiary. Assets are the owned assets used by each operating segment. For the nine months ended March 31, 2001, the Company operated in only one business segment, J Net Technology-Related Businesses. Consequently, no comparative information is provided.

Summary of Consolidated loss from Continuing Operations, net of tax (dollars in thousands):


                                    Three Months Ended  Nine Months Ended
                                      March 31, 2002      March 31, 2002
                                    __________________  _________________


Net loss:
  InterWorld Operations              $(1,314)               $(18,157)
  J Net Technology-Related
    Businesses                            (6)                 (5,357)
                                     _______                ________
      Net loss                        (1,320)                (23,514)

InterWorld Operations
  Revenues                           $   630                $  4,670
  Cost of revenues                        56                   2,734
                                     _______                ________
      Gross profit                       574                   1,936

  Operating expenses                   1,235                  18,590
  Other income (expense)                (653)                 (1,503)
                                     _______                ________
      Net loss from InterWorld       $(1,314)               $(18,157)
                                     =======                ========

J Net Technology-Related Businesses
  Total operating expenses           $ 1,077                $  7,589
  Interest income                      1,071                   2,232
                                     _______                ________
      Net loss from J Net
        Technology-Related
        Businesses                   $    (6)               $ (5,357)
                                     =======                ========


                                                              As of
                                                         March 31, 2002
                                                          ______________
Assets
  InterWorld                                                $    612
  J Net Technology-Related Businesses                         50,071
                                                            ________
    Total                                                   $ 50,683
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

The Company has employment contracts with its President and Chief Financial Officer. Minimum remaining obligations under those contracts totaled approximately $.7 million as of March 31, 2002.

PBS Realty ("PBS"), a real estate broker conducting business in New York City filed a $1.2 million claim against InterWorld Corporation, a subsidiary of the Company, in April 2002. The claim alleges that PBS is owed commissions by InterWorld for services related to PBS's attempts to sublease office space previously occupied by InterWorld at 395 Hudson Street in New York City. InterWorld is vigorously contesting the claim and InterWorld management does not believe a liability exists at this time. J Net was not a party to the brokerage agreement and no claim has been asserted by PBS.

Note 9 - Restructuring Charges
Beginning with its 2002 fiscal year, the Company began a restructuring process. Objectives of the restructuring plans were to reduce operating costs in light of the sluggish technology environment and weak economic conditions. Between July 1, 2001 and December 31, 2001, the number of employees at J Net and its InterWorld subsidiary was reduced from a total of approximately 270 employees to 30 employees. In addition to reductions in workforce, office space was either subleased or relocated. The costs for such restructuring includes $1.8 million of severance, $1.6 million in contract settlements and cancellations and $2.9 million of non-cash charges associated with the abandonment of leasehold improvements at office locations.

Note 10 - Convertible subordinated notes:
The Company completed its offering of up to $28 million of unregistered convertible subordinated notes (the "Notes") to a small group of investors in October 2000. Certain of such investors include officers and directors of the Company or entities controlled by such directors and the former Co-residents of the Manager. The issuance of the Notes was approved by the Company's Board of Directors on January 31, 2000. The initial conversion price of $10.75 was set by the Company in connection with the limited circulation of a Confidential Memorandum prior to the public announcement of the Company's intention to effect its business transformation and was equal to an 18% premium over the then twenty day trailing average market price.

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

Note 11 - Subsequent event:
The Company intends to make a voluntary repurchase offer to the existing holders of the unregistered Notes. Such offer shall be made at the face amount of the Notes and shall not include any accrued but unpaid interest since March 31, 2002, the last interest payment date. A closing of the repurchase will occur in July 2002. Such action was approved on May 8, 2002 by a special committee of the Board of Directors of the Company, consisting of directors who had no financial interest in the Notes, following a request made by the largest third party holder of such Notes.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         _______________________________________________________________
Results of Operations
_____________________

Critical Accounting Policies
____________________________

General:

The policies outlined below are critical to our operations and the understanding of our results of operations. The impact of these policies on our operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, refer to Note 1 in the Notes to the Condensed Consolidated Financial Statements for this Quarterly Report. Note that our preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Accounting methods for Investments in Technology-Related Businesses:

The various interests that the Company acquires in Technology-Related Businesses are accounted for under one of three methods: consolidation, equity or cost. The applicable accounting method is generally determined based on the Company's voting interest and its ability to influence or control the Technology-Related Businesses.

For the periods beginning November 2000 through April 2001, J Net owned $20 million of mandatorily redeemable preferred stock of InterWorld (the "Preferred Stock"). The Preferred Stock voted on as an "as-if" converted basis with common stock, which represented approximately 10% voting rights. J Net used the equity method of accounting during the time it owned only the Preferred Stock. In May 2001, when the redemption of the Preferred Stock became due, J Net exchanged the Preferred Stock for common stock in lieu of cash. As a result of this redemption, J Net became a 95.3% owner of the equity securities and began using the consolidation method for InterWorld.

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

Revenue under multiple element arrangements is allocated to each element using the "residual method", in accordance with Statement of Position No. 98-9, "Modification of SOP 97-2 with Respect to Certain Transactions" ("SOP 98-9"). Under the residual method, the arrangement fee is recognized as follows: (a) the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is deferred and (b) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related tot he delivered elements. Software license agreements generally include two elements: the software license and post-contract customer support. The Company has established sufficient vendor-specific objective evidence for the value of maintenance and post-contract customer support services based on the price when these elements are sold separately and/or when stated renewal rates for maintenance and post-contract customer support services are included in the agreement, and the actual renewal rate achieved.

Product licenses

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

Services revenue

Revenue from professional services, such as custom development and installation and integration support is recognized as the services are rendered.

Revenue from maintenance and post-contract customer support services, such as telephone support and product enhancements is recognized ratably over the period of the agreement under which the services are provided, typically one year. Recognition of revenue is deferred until advance payments from customers is received for maintenance and support.

Deferred revenue consists principally of billings in advance for services and support not yet provided and uncollected billings to customers for maintenance and post contract support.

Impairments:

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

Convertible subordinated notes:

The Company completed its offering of up to $28 million of unregistered convertible subordinated notes (the "Notes") to a small group of investors in October 2000. Certain of such investors include officers and directors of the Company or entities controlled by such directors and the former Co-residents of the Manager. The issuance of the Notes was approved by the Company's Board of Directors on January 31, 2000. The initial conversion price of $10.75 was set by the Company in connection with the limited circulation of a Confidential Memorandum prior to the public announcement of the Company's intention to effect its business transformation and was equal to an 18% premium over the then twenty day trailing average market price.

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

The Company intends to make a voluntary repurchase offer to the existing holders of the unregistered Notes. Such offer shall be made at the face amount of the Notes and shall not include any accrued but unpaid interest since March 31, 2002, the last interest payment date. A closing of the repurchase will occur in July 2002. Such action was approved on May 8, 2002 by a special committee of the Board of Directors of the Company, consisting of directors who had no financial interest in the Notes, following a request made by the largest third party holder of such Notes.

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

In May 2001, the Company became the majority shareholder of InterWorld, which currently is the Company's most significant component of operations. Management has evaluated several strategic alternatives for InterWorld and actively sought financial or other strategic partners to assist with making InterWorld profitable. During this process, J Net has funded InterWorld operations. InterWorld, along with most other companies involved in technology and e-commerce, experienced significant declines in sales of its products during this period. The declines were amplified by the September 11, 2001 terrorist attacks on New York City and Washington, D.C.

In February 2002, J Net entered into a Strategic Partnership with Titan Ventures, L.P. ("Titan"). Under this agreement, Titan received an exclusive right to market InterWorld's products in the United States. Upon the achievement of certain milestones, Titan earns-in a percentage of InterWorld's equity. Proceeds from the sale of InterWorld products are shared between Titan and InterWorld. Costs of the marketing efforts are borne entirely by Titan. Concurrent with the execution of the Strategic Partnership Agreement, J Net and InterWorld entered into an Acknowledgment of Default Agreement (the "Default Agreement") which assigns proceeds from InterWorld's operations, including those derived from Titan's activities, to J Net as partial repayment of advances to InterWorld to fund its operations. To date, no sales have been closed under the Strategic Partnership Agreement.

In April 2002, the Management of J Net concluded that InterWorld's ability to repay its debt of approximately $17.2 million was not likely. As a result, J Net notified InterWorld of its intent to begin foreclosure proceedings. On May 3, 2002, J Net and InterWorld finalized foreclosure proceedings. Such actions resulted in the employees, contracts and other assets being transferred to IW Holdings, Inc., a newly formed J Net subsidiary, in full satisfaction of the debt.

In addition to the evaluation of the alternatives for InterWorld, the Company's management has taken a number of steps to improve its financial position, refine its costs structure and refocus business strategies. A summary of significant actions which have occurred during the Company's current fiscal year include:

(1) Restructuring at InterWorld. In response to the continued economic slowdown, sluggish e-commerce sales, the September 11, 2001 terrorist attacks in New York City and Washington, D.C. and completion of software enhancement projects, the workforce was reduced from approximately 240 employees at June 30, 2001 to 21 employees at March 31, 2002. Management believes this staff level is adequate to service the existing client base and create expansion as opportunities arise. The staff level is subject to further increases or decreases depending on the success of Titan and foreign resellers to market InterWorld's products and overall market conditions.

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

        As a result of these actions, monthly operating expenses at InterWorld have been reduced to approximately $.4 million per month beginning January 2002. Receipts from existing customers for product maintenance and support are expected to fund existing operations.

        On June 30, 2001, J Net and InterWorld entered into a secured credit facility in which J Net agreed to loan up to $20 million to InterWorld. Indebtedness under the credit facility was secured by, among other things, all of the assets and intellectual property of InterWorld. As of March 31, 2002, advances under the credit facility totaled $17.2 million, excluding accrued interest thereon. On February 15, 2002, J Net notified InterWorld of certain defaults under the credit facility and InterWorld acknowledge such defaults. On May 3, 2002, J Net and InterWorld completed foreclosure proceedings in which InterWorld agreed to assign, among other things, all of its intellectual property to IW Holdings, Inc., a wholly-owned subsidiary of J Net, in full satisfaction of the outstanding indebtedness under the credit facility. In connection with such assignment, all of InterWorld's employees, contracts and other assets were transferred to J Net.

(2) Restructuring at J Net. During the nine months ended March 31, 2002, the Company also reduced its cost structure. Staff at J Net's New York City office were terminated and in January 2002 a sublease agreement at the 680 5th Avenue location was executed. While J Net remains obligated under the original terms of its lease, the sublease is expected to result in a cash neutral result. The sublease transaction resulted in the Company writing off certain unrecoverable leasehold improvements and severance payments have resulted in a one time charge reported as a restructuring expense.

The business climate in the technology markets has continued to experience slow growth, and estimates for the recovery of many of the businesses with which the Company is involved with vary widely. The Company is continuing to monitor its activities closely given the economic environment and may take further steps to control costs depending on the outcomes of the InterWorld alternatives, the improvement (or deterioration) of the e-commerce software market, or other external economic factors.

In April 2002, the Company was notified by the New York Stock Exchange ("NYSE") that the NYSE was initiating steps to delist J Net. On May 8, 2002 the delisting steps were completed. J Net's common stock is now traded on the over-the-counter bulletin board ("OTCBB") and trades under the symbol "JNEI".

Three Months Ended March 31, 2002 and 2001:

Results of Operations
_____________________

The Company's investment in InterWorld was carried as an equity investment from November 2000 through April 2001. For the three months ended March 31, 2001, InterWorld's loss is reported using the equity method of accounting and appears on the condensed consolidated statement of operations as a component of other income (expense). For the three months ended March 31, 2002, InterWorld's operating are reported using the consolidation method. Note 4 of the condensed consolidated financial statements contains pro forma information as if the operations were consolidated for the three month reporting period.

Total revenues:

Consolidated revenues were $.6 million for the three months ended March 31, 2002. For the three months ended March 31, 2001, J Net did not consolidate InterWorld's operations resulting in no reported revenue. On a pro forma basis, total revenues for the quarter ended March 31, 2001 were $8.0 million, reflecting a decrease of $7.4 million, or approximately 93%. The decrease on the pro forma basis reflects declines in purchases of e-commerce products and services which began in the year 2000.

Total cost of revenues:

Cost of revenues, all of which are related to InterWorld operations, were $.1 million for the three months ended March 31, 2002. As previously noted, InterWorld did not become a consolidated subsidiary until May 2001. Consequently, the reported cost of revenues for the three months ended
March 31, 2001 are zero.   On a pro forma basis, the total cost of revenues
were $7.0 million for the three months ended March 31, 2001. The primary cause of the $6.9 million decrease from the March 31, 2001 period is due to substantial reductions in InterWorld's workforce due to the combination of lower sales caused from declining market conditions from the prior year and restructuring actions taken during the current fiscal year.

Operating expenses:

Total operating expenses were $2.3 million for the three months ended March 31, 2002 compared to $11.3 million for the three months ended March 31, 2001. The decrease of $9.0 million is due primarily to a reduction in operating costs, including impairments of $9.6 million from the prior year. There were no impairments for the three months ended March 31, 2002.

There were no restructuring charges or impairments for the three months ended March 31, 2002. For the three months ended March 31, 2001, impairments were $9.6 million, which consisted of bad debt provisions of $8.0 million associated with a loan to Michael Donahue, the previous Vice Chairman and Chief Executive Officer of InterWorld and a $1.7 million loss from the sale of an investment held by J Net's technology-related business segment.

Other income (expense):

For the three months ended March 31, 2002, the Company had other income of $.4 million compared with other expenses of $14.3 million in the prior years quarter. The March 31, 2001 expenses included $14.6 million of losses recognized on the Company's investments accounted for under the equity method, including $13.2 million attributable to InterWorld. There were no equity method losses for the three months ended March 31, 2002. Interest expenses decreased to $.6 million for the three months ended March 31, 2002 from $1.7 million in the prior year due to non cash amortization of original issue debt discount of $1.0 million for the three months ended March 31, 2002. Interest income also decreased to $1.0 million from $2.0 million during the three months ended March 31, 2002 and 2001 due primarily to lower cash balances and lower overall interest rates.

Federal income taxes:

There is no federal income tax provision or benefit for the three months ended March 31, 2002. All taxable transactions and temporary differences for federal income taxes are offset by a reserve allowance. Such allowances will continue to be provided until such time the Company begins to generate operating income, if at all. For the three months ended March 31, 2001, the Company recognized a federal income tax benefit from continuing operations of $2.8 million, net of a $4.9 million valuation allowance. Such benefit was attributable to the ability to utilize loss carrybacks to prior taxable years.

Net loss:

The net loss was $1.3 million for the three months ended March 31, 2002 compared to a loss of $22.6 million in the prior years' quarter. The $21.3 million improvement is due primarily to the March 31, 2001 quarter's results including losses from bad debts of $8.0 million, equity losses of $14.6 million and $1.6 million of losses from the sale of investments. The 2001 quarter's variance were partially offset by higher operating costs and reduced income in the quarter ended March 31, 2002.

Nine Months Ended March 31, 2002 and 2001:

Results of Operations
_____________________

The Company's investment in InterWorld was carried as an equity investment from November 2000 through April 2001. For the nine months ended March 31, 2001, InterWorld's losses were reported using the equity method of accounting and appear on the condensed consolidated statement of operations as a component of other income (expense). For the nine months ended March 31, 2002, InterWorld's operating results are reported using the consolidation method in the Company's condensed consolidated statement of operations. Note 4 of the condensed consolidated financial statements contains pro forma information as if the operations were consolidated for the nine month reporting periods.

Total revenues:

For the nine months ended March 31, 2002, revenues totaled $4.7 million and zero for the nine months ended March 31, 2001 due to InterWorld not being a consolidated subsidiary at the end of the 2001 reporting period. On a pro forma basis, revenues declined to $4.7 million from $27.3 million for the nine months ended March 31, 2002 and 2001, respectively. The declines in pro forma revenues reflect substantial reductions in license sales and related services due to weakening market conditions for e-commerce products combined with reduced maintenance receipts. Maintenance receipts declined due primarily to the weakening financial condition of "dot com" customers.

Total cost of revenues:

Cost of revenues, all of which are attributable to InterWorld, were $2.7 million for the nine months ended March 31, 2002 and $0 for the nine months ended March 31, 2001 due to InterWorld not being a consolidated subsidiary at the end of the 2001 reporting period.

On a pro forma basis, the total cost of revenues were $19.1 million for the nine months ended March 31, 2001. The decrease of $16.4 million for the March 31, 2001period is due primarily to reductions in InterWorld's workforce and declining market conditions, and reduced sales.

Operating expenses:

Consolidated operating expenses were $26.2 million and $23.8 million for the nine months ended March 31, 2002 and 2001, respectively. On a pro forma basis, operating expenses were $79.7 million for the nine months ended March 31, 2001. The decrease of $53.5 million, between 2002 and pro forma 2001, is due primarily to substantial reductions in workforce and office space requirements and a reduction of $13.2 million in restructuring and impairment costs of $6.2 million and $19.4 million for the nine months ended March 31, 2002 and 2001, respectively. The 2002 restructuring and impairment charges consist of severance payments, contract settlements and cancellations, and certain non-cash charges associated with the abandonment of leasehold improvements (See Note 9). The 2001 restructuring and impairment charges consist of $10.3 million of impairment losses on technology-related investments, $8.0 million of debt forgiveness on a loan to Michael Donahue, the former Vice Chairman and Chief Executive Officer of InterWorld, and $1.1 million of severance paid to former officers of J Net.

Other income (expense):

Other income and expenses include four significant components: interest income on cash deposits, increase in the values of short-term investments, interest expense on the Company's convertible subordinated notes, and losses on technology-related investments where the equity method of accounting is used.

Interest and other income totaled $2.4 million for the nine months ended March 31, 2002 compared to $4.1 million for the nine months ended March 31, 2001. The decrease in the earnings from cash investments is due primarily to a combination of lower cash balances and lower interest rates. Earnings from short-term investments at Mariner L.P. were $1.9 million and $1.1 million for the nine months ended March 31, 2002 and 2001, respectively. The increase in earnings from Mariner is due primarily to the March 31, 2002 period containing nine full months of earnings while the March 31, 2001 period reflects a holding period of 6 months.

Interest expense was $1.7 million for the nine months ended March 31, 2002 compared to $4.6 million for the nine months ended March 31, 2001. The decrease of $2.9 million was due primarily to non-cash amortization of original issue discount recognized upon issuance on certain convertible notes which were deemed "in-the-money" as to their conversion price upon subscription. The entire discount on those notes was fully amortized by May 2001, the earliest possible conversion date for the convertible notes. Accordingly, there was no amortization for the nine months ended March 31, 2002. Cash paid for interest was $1.7 million for the nine months ended March 31, 2002 and $1.5 million for the nine months ended March 31, 2001.

There are no equity losses for the nine months ended March 31, 2002. For the nine months ended March 31, 2001, equity losses totaled $19.4 million, of which $13.2 million was attributable to J Net's original investment in InterWorld. Beginning in May 2001, J Net acquired a controlling interest in InterWorld and the results are now consolidated. All other investments for which the equity method of accounting was used for the nine months ended March 31, 2001 have either been written off or sold.

Income taxes:

There is no benefit for income taxes recognized for the nine months ended March 31, 2002. Presently, all benefits from J Net operating loss carrybacks are reflected as a receivable in the condensed consolidated balance sheet as of March 31, 2002. Due to limitations in the Federal tax regulations on carrybacks and the near term outlook for profitability remaining uncertain, Management does not anticipate additional benefits from taxes to be recognized. For the nine months ended March 31, 2001, a tax benefit of $8.4 million was recognized for losses attributable to continuing operations.

Net loss from continuing operations:

The consolidated net loss from continuing operations was $23.5 million and $35.4 million for the nine months ended March 31, 2002 and 2001, respectively. The reduced loss of $11.9 million was due primarily to reductions in restructuring and unusual charges (which includes severance pay, asset impairments and bad debt provisions) of $13.1 million and lower equity losses from non-InterWorld investments of $5.1 million. Due to the nine months ended March 31, 2002 having no income tax benefit, there is a $8.4 million decrease in tax benefits from the prior year which offset the decreased expenses.

Discontinued operations:

In November 2000, the Company completed the sale of its Route Operations and recognized an after tax gain of $12.7 million after a tax provision of $6.9 million. Financial results from the Route Operations were reported as discontinued operations beginning in the fiscal year 2000, when the Company changed its business strategy to technology-focused investments.

Net loss:

Net losses were $23.5 million for the nine months ended March 31, 2002 compared to a net loss of $22.6 million for the nine months ended March 31, 2001. While the net results are similar, each period contains significant variances. For the nine months March 31, 2002, the loss from continuing operations declined by $11.9 million from the March 31, 2001 nine months as discussed in the net loss from continuing operations section. These improved operating results in the 2002 nine months were offset by the gain in the 2001 nine months from the sale of the Company's route operations.

Capital Resources and Liquidity
_______________________________

Liquidity:

Total cash and short-term investments were $37.1 million as of March 31, 2002. Since March 2000, when the Company changed its business strategy and decided to sell its gaming operations, sources of cash have been solely from the discontinued operations (for the period of March 2000 up to November 2000), the proceeds received from the sale of the discontinued operations, and proceeds received from the issuance of convertible subordinated notes.

InterWorld required approximately $3.0 million per month to fund its operations from May to October 2001. Starting in November 2001 through March 2002, monthly cash requirements were reduced to near zero. Funding to InterWorld was provided by J Net under a $20.0 million secured credit facility and J Net was under no obligation to continue funding. During the three months ended March 31, 2002, InterWorld was advanced $.5 million under the credit facility. However, increased sales are required for InterWorld to generate positive cash flows. J Net's total investment in InterWorld, including its initial $20.0 million purchase of preferred stock, is $37.2 million as of March 31, 2002.

In April 2002, the Management of J Net concluded that InterWorld's ability to repay its debt of approximately $17.2 million was not likely. As a result, J Net notified InterWorld of its intent to begin foreclosure proceedings. On May 3, 2002, J Net and InterWorld finalized foreclosure proceedings. Such actions resulted in the employees, contracts and other assets being transferred to IW Holdings, Inc., a newly formed J Net subsidiary, in full satisfaction of the debt.

In February 2002, J Net entered into a Strategic Partnership with Titan Ventures, L.P. ("Titan"). Under this agreement, Titan received an exclusive right to market InterWorld's products in the United States. Upon the achievement of certain milestones, Titan earns-in a percentage of InterWorld's equity. Proceeds from the sale of InterWorld products are shared between Titan and InterWorld. Costs of the marketing efforts are borne entirely by Titan. Concurrent with the execution of the Strategic Partnership Agreement, J Net and InterWorld entered into an Acknowledgment of Default Agreement (the "Default Agreement") which assigns proceeds from InterWorld's operations, including those derived from Titan's activities, to J Net as partial repayment of advances to InterWorld to fund its operations. To date, no sales have been closed under the Strategic Partnership Agreement.

For the nine months ended March 31, 2002, net cash used in operating activities was $15.3 million. The use of cash was principally the ongoing funding requirements for InterWorld of $14.2 million, cash restructuring costs of $3.4 million and working capital changes. Partially offsetting uses of cash was collection of a tax refunds of approximately $6.2 million.

The Company expects to receive cash from the sale of assets classified as held for resale which resulted from the foreclosure actions taken on a loan to the former Vice Chairman and Chief Executive Officer of InterWorld in June 2001. The estimated amount to be received, net of selling expenses and carrying costs is approximately $5.3 million.

The Company intends to make a voluntary repurchase offer to the existing holders of the unregistered Notes. Such offer shall be made at the face amount of the Notes and shall not include any accrued but unpaid interest since March 31, 2002, the last interest payment date. A closing of the repurchase will occur in July 2002. Such action was approved on May 8, 2002 by a special committee of the Board of Directors of the Company, consisting of directors who had no financial interest in the Notes, following a request made by the largest third party holder of such Notes.

As a result of the foreclosure actions on J Net's loan to InterWorld, there are approximately $3 million of liabilities owed by InterWorld to unsecured creditors, which J Net is not responsible for funding. Management has been actively negotiating and settling with the larger creditors in this group and believes that such liabilities will ultimately be settled for substantially less than their face value. In addition, J Net has amounts accrued as liabilities on the March 31, 2002 balance sheet which, pending receipt of definitive documentation, management believes will be reduced. In aggregate, management believes that $3.5 - $4.5 million of liabilities reflected as of March 31, 2002 will likely not require the use of cash.

Investing activities:

Net cash used in investing activities for the nine months ended March 31, 2002 was $1.1 million, which was due primarily to the completion of a prior funding commitment to the Company's minority investment in eStara, Inc.

Recently Issued Accounting Standards:

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 142 addresses the initial measurement and recognition of intangible assets acquired outside of a business combination, whether acquired with a group of other assets or acquired individually, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment test on an annual basis at a minimum. The Company is required to adopt SFAS 141 and SFAS 142 on a go forward basis beginning January 1, 2002; however, certain provisions of these new standards may also apply to any acquisition made after June 30, 2001. As of March 31, 2002, the Company had no goodwill or other intangible assets due to impairments or losses incurred on investments where goodwill had been recorded. The adoption of SFAS 141 and SFAS 142 will be made as required for future transactions. No significant impact of such adoption is expected by the Company.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk
         _________________________________________________________

The Company is generally exposed to market risk from adverse changes in interest rates. The Company's interest income is affected by changes in the general level of U.S. interest rates. Changes in U.S. interest rates could affect interest earned on the Company's cash equivalents, debt instruments and money market funds. A majority of the interest earning instruments earns a fixed rate of interest over short periods (7-35 days). Based upon the invested money market balances at March 31, 2002, a 10% change in interest rates would change pretax interest income by approximately $16 thousand per year. Therefore, the Company does not anticipate that exposure to interest rate market risk will have a material impact on the Company due to the nature of the Company's investments.

The Company holds short term investments with a value of $29.3 million of principal in Mariner Partners, L.P., a private investment fund. Mariner employs a multi-strategy approach emphasizing a market neutral and event-driven style to capitalize on investment opportunities across the financial markets. Mariner's performance has historically generated above-average returns relative to hedge fund industry benchmarks. However, such returns cannot be assured in the future. Based on the market value of the investment in Mariner as of March 31, 2002 and the average return of such investment for the previous six months, a 10% reduction in those returns would reduce pretax income by approximately $.3 million.

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

PBS Realty ("PBS"), a real estate broker conducting business in New York City filed a $1.2 million claim against InterWorld Corporation, a subsidiary of the Company, in April 2002. The claim alleges that PBS is owed commissions by InterWorld for services related to PBS's attempts to sublease office space previously occupied by InterWorld at 395 Hudson Street in New York City. InterWorld is vigorously contesting the claim and InterWorld management does not believe a liability exists at this time. J Net was not a party to the brokerage agreement and no claim has been asserted by PBS.

The Company is a party to other claims, legal actions and complaints arising in the ordinary course of business. Management believes that its defenses are substantial and that J Net's legal position can be successfully defended without material adverse effect on its consolidated financial statements.

Other Information
_________________

In April 2002, the Company was notified by the New York Stock Exchange ("NYSE") that the NYSE was initiating steps to delist J Net. On May 8, 2002 the delisting steps were completed. J Net's common stock is now traded on the over-the-counter bulletin board ("OTCBB") and trades under the symbol "JNEI".

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              10.38  InterWorld Master Alliance Agreement
              10.39  Acknowledgment of Default and Assignment of Payments
                     Agreement

         (b)  Reports on Form 8-K:

              The Company filed a Form 8-K dated May 3, 2002 disclosing in
              Item 5 that it had received notice from the New York Stock Exchange that its common shares would be suspended from trading effective May 8, 2002.

              On May 13, 2002, the Company filed a report on Form 8-K, disclosing in Item 5, J Net's foreclosure of its secured promissory note with InterWorld Corporation.

                                  Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   J NET ENTERPRISES, INC.
                                         (Registrant)

                                   By:  /s/ Steven L. Korby
                                   ____________________________
                                   STEVEN L. KORBY
                                   Executive Vice President and
                                   Chief Financial Officer
Date:  May 15, 2002