Form 10-K
period 2002-06-30
J NET ENTERPRISES INC
filed 2002-09-30
CIK 351903

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                  FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended June 30, 2002
                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to ____________

     Commission File Number 1-9728

                        J NET ENTERPRISES, INC.
_________________________________________________________________
       Exact name of registrant as specified in its charter

             Nevada                                 88-0169922
_________________________________                ________________
State or other jurisdiction of
incorporation or Organization                     I.R.S. Employer
                                                 Identification No.

4020 Lake Creek Drive, #100, Wilson, Wyoming        83014
_____________________________________________      ________
Address of principal executive offices             Zip Code

Registrant's telephone number, including area code:    (307) 739-8603
                                                        ______________

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                                                 Name of each exchange
           Title of each class                   on which registered
________________________________________________ _____________________
Common Stock - Par value $.01 per share, which            OTCBB
includes certain preferred stock purchase rights

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                            Yes   x  		  No
                                 ____                  ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K:    x
                              _____

As of September 27, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $4,902,000.

As of September 27, 2002, there were 8,524,541 shares of the Registrant's common stock outstanding.

                               PART I

ITEM 1.  BUSINESS

J Net Enterprises, Inc. ("J Net" or the "Company") is a holding company with concentrated investments in enterprise software applications ("E-Commerce Operations") and technology infrastructure companies (the "Technology-Related Businesses").

E-Commerce Operations are conducted through IW Holdings, Inc. ("IWH"), a wholly-owned subsidiary of the Company and successor to the business formerly conducted by InterWorld Corporation ("InterWorld"). InterWorld is a separate publicly traded entity in which J Net owns 95.3% of the outstanding equity securities. As a result of events in April and May 2002, which are more fully described below, IWH became the owner of the intellectual property and other assets of InterWorld. Unless specifically stated otherwise, IWH is intended to describe the E-Commerce Operations of the Company. References to InterWorld are specific to that entity, which remains a consolidated subsidiary of J Net, but is presently inactive.

J Net also holds minority investments in other technology companies including, but not limited to, systems development and software companies. These investments are held directly by the Company, or by J Net Ventures I, LLC (the "Fund" or "Ventures I"), a fund owned and managed by the Company. As a result of changes in market conditions with respect to Technology-Related Businesses and the significance of the E-Commerce Operations, J Net has significantly curtailed its minority investment strategy conducted through Ventures I and concentrated its efforts and financial resources on its E-Commerce Operations.

The Company is actively seeking potential acquisitions and expansion opportunities. We will devote management and other resources to these efforts and may incur expenses in connection with such activities. The Company anticipates that, as it continues to engage in such activities, it will periodically incur expenses that may have a material effect on the Company's operating income.

Although the Company is exploring expansion and acquisition opportunities, there can be no assurance that such opportunities will be available on terms acceptable to J Net or that, if undertaken, they will be successful.

Recent Events
From June 2001 through March 2002, J Net was a senior secured creditor of InterWorld under the terms of a secured promissory note (the "Secured Note") and maintained a secured first priority claim on the assets, including intellectual property, of InterWorld. Advances under the Secured Note were made by J Net at its sole discretion. As of March 31, 2002, such advances totaled $17.2 million, excluding interest. In February 2002, the Company and InterWorld entered into a Strategic Partnership Agreement with Titan Ventures L.P. ("Titan"). Under this agreement, Titan received an exclusive right to market InterWorld products in the Americas, and upon the achievement of certain milestones, earn-in to a percentage of InterWorld's equity (or a successor entity's equity). Concurrent with the execution of the Strategic Partnership Agreement with Titan, InterWorld and J Net entered into an Acknowledgment of Default and Assignment of Payments Agreement (the "Default Agreement"). In addition to InterWorld acknowledging its default under the Secured Note, the Default Agreement assigned all proceeds received by InterWorld to J Net, including proceeds derived from revenues created from the Strategic Partnership Agreement with Titan.

In April 2002, the management of J Net concluded that based on InterWorld's cash flows and existing assets, InterWorld was unable to pay its obligations under the Secured Note. As a result, J Net notified InterWorld of its intent to begin foreclosure proceedings. On May 3, 2002, J Net and InterWorld finalized foreclosure proceedings. Such actions resulted in the employees, contracts and other assets, including intellectual property and the agreement with Titan, being transferred to IWH in full satisfaction of the amounts owed under the Secured Note.
There remains approximately $2.3 million of unsecured creditor liabilities in InterWorld, which are separate and distinct from J Net.
Although these liabilities are included in the consolidated financial statements, J Net is not legally responsible for InterWorld's unsecured obligations. Management believes that these liabilities ultimately will be settled at amounts which are substantially less than their respective face values.

In April 2002, the Company was notified by the New York Stock Exchange ("NYSE") that the NYSE was initiating steps to delist shares of the common stock, par value $.01 per share (the "Common Stock") of J Net. On May 8, 2002 the NYSE formally delisted shares of Common Stock of J Net from its exchange. J Net's Common Stock is now quoted on the over-the-counter bulletin board ("OTCBB") and trades under the symbol "JNEI".

In May 2002, the Company commenced a voluntary repurchase offer to the holders of its $27.75 million subordinated promissory notes (the "Notes"). Such offer was made at the face amount of the Notes, but excluded approximately $.6 million of unpaid interest which had accrued since March 31, 2002, the last interest payment date. In June 2002, all holders of the Notes agreed to accept the voluntary offer. The repayment of the Notes occurred in July 2002.

E-Commerce Operations
IWH, as the successor to InterWorld, is a provider of integrated enterprise commerce software solutions. Its products include software that addresses distributed order management, customer relationship management, supplier relationship management, sales channel management and business intelligence for companies in the retail, manufacturing, distribution, telecommunications and transportation industries.

IWH's applications, components and tools are based on its Process-Centric(tm) architecture, which enables medium and large-sized companies to maximize returns on investments ("ROI") in information technology by allowing them to quickly implement and to rapidly adapt to changing market conditions without the need for programmers.

IWH's open software solutions are designed to assist its clients to increase customer profitability, efficiency and satisfaction by allowing a business to enhance selling opportunities, manage complex sales channels, orchestrate sophisticated marketing campaigns, leverage and integrate disparate technology systems, capture and rapidly respond to critical business intelligence and facilitate complex business process interactions among its customers, vendors and partners.

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

  Achieve lower total-cost-of-ownership with the Process Centric(tm) approach, which is easily adaptable and designed to facilitate dynamic business and technology changes. These solutions also reduce the need for proprietary development through support of industry standards such as XML, CIF, BizTalk and Rosetta Net.

  Improve profitability and deepen understanding of their business by utilizing IWH's sophisticated business intelligence application. The software facilitates enterprise-wide collaboration enabling companies to quickly and simply gather and act on business intelligence, without the need for technical support.

  Facilitate enterprise integration through pre-built software adaptors that easily connect multiple back-office systems, sales channels, digital marketplaces and business trading partners. In addition, IWH's enterprise integration capabilities enable a company to continue to use existing legacy systems, rather than forcing a company to buy or build new systems from scratch.

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

In September 2001, the E-Commerce Operations completed its new Commerce Exchange 5.0 version ("Version 5.0") of its software product. Version 5.0 runs on an industry standard J2EE application server. This move to an industry standard application server further strengthens IWH's position in the market by providing faster ROI through easier deployment, deeper interoperability, and lower total cost of ownership. IWH has also made supporting and upgrading current customers easier by making this latest release backward compatible with prior releases. In addition to Version 5.0, IWH formed a strategic alliance with Titan to market its products, along with existing, previously established resellers.

Significant customers of E-Commerce Operations include, among others, Verizon, Burlington Coat Factory, Marks & Spencer, IKON Office Solutions, Oki Data Americas, and Walt Disney Internet Group.

Technology-Related Businesses
Unconsolidated minority investments in other technology companies include, but are not limited to, systems development and software companies. The investments are held directly by the Company or by Ventures I. As a result of weak market conditions with respect to Technology-Related Businesses and the significance of Management's efforts with E-Commerce Operations, J Net significantly reduced its emphasis of the minority investment strategy in 2001. Evaluation of investment opportunities continues, but the process is very selective due to continued weakness in the technology community. No minority investments have been made since July 2001.

Between March 2000 and July 2001, the Company invested approximately $58 million in eleven companies, including its initial $20 million purchase of InterWorld Convertible Preferred Stock. As of June 30, 2002, four of these companies continue to operate; Tellme Networks, eStara, Inc., Strategic Data Corporation and certain investments contained in the Meister Brothers Investment portfolio. However, based on Management's periodic analysis of its investment portfolio, only two of these investments continue to have value ascribed to them: eStara, Inc. and Tellme Networks, Inc. The following table sets forth the activity for each of the investments from inception through June 30, 2002 (dollars in thousands):



                 Balance at             Equity                                                 Value at
                  June 30,              income      Goodwill    Impairments                    June 30,
Investments        1999     Additions   (loss)    amortization   and sales        Other          2002
___________     __________  _________    ______    ____________  ___________    ___________   _________

Digital
Boardwalk,
LLC               $  -      $ 4,767      $   (497)   $ (19)      $ (4,501)       $   250 (a)    $      -
Meister
Brothers
Investments,
LLC                  -        2,554             -        -            (40)        (2,514)(b)           -
CyberBills,
Inc.                 -        3,186             -        -         (2,986)          (200)(c)           -
Carta, Inc.          -        4,000             -        -         (4,000)             -               -
TechTrader,
Inc.                 -        8,563        (3,346)    (407)        (4,810)             -               -
Alistia, Inc.        -        2,480        (2,000)     (11)          (469)             -               -
Strategic Data
Corporation          -        1,100             -        -         (1,100)             -               -
eStara, Inc.         -        4,003             -        -         (3,578)             -             425
Jasmine
Networks, Inc.       -        5,000             -        -         (5,000)             -               -
Tellme
Networks, Inc.       -        2,000             -        -              -              -           2,000
InterWorld
Corporation(d)       -       20,340       (20,340)       -              -              -               -
Other                -            5             -        -              -             (5)(e)           -
                  ____      _______      ________    _____       ________        _______        ________
  Total           $  -      $57,998      $(26,183)   $(437)      $(26,484)       $(2,469)       $  2,425
                  ====      =======      ========   ======       ========        =======        ========

(a) Represents a loan made to Digital Boardwalk, which was written off to expense when the Company sold its interest for a loss of $4,501 in 2001.
(b)  J Net owned a 1% controlling interest in Meister
     Brothers Investments, LLC. The minority interest was eliminated upon impairment in 2001.
(c) Uncollected proceeds from sale of investment as of June 30, 2001. Funds were received in 2002.
(d) InterWorld became a consolidated subsidiary of J Net in May 2002.
(e) Abandoned deal screening costs written off to general and administrative expenses.

Industry Background
Advances in technology and the increasing use of the Internet as a tool for communications, information sharing and the conduct of commerce is the basis for the investment strategy used by J Net. Despite the recent reductions in capital and information technology spending, projections by many research firms indicate growth in technology products and services.

The Company, along with other peers involved in Technology-Related Businesses, has been exposed to significant changes in market valuations. The Nasdaq Composite Index, a measure used by The Nasdaq Stock Market, a United States stock exchange which trades securities of many publicly traded technology companies, declined more than 75% between June 2000 and June 2002. Other technology-related indexes have experienced significant declines also. The Amex Internet Index declined by 61% during the Company's fiscal year 2001 and experienced an additional decline of over 50% in fiscal 2002. The Philadelphia Semiconductor index also declined by more than 35% for each of the Company's 2001 and 2002 fiscal years. Such declines are indicative of the financial and operational difficulties experienced within the Company's E-Commerce Operations and the impairments in the Technology-Related Business segment.

Competition
There is intense competition in the e-commerce software industry in which the Company operates and competition is expected to intensify in the future. In addition to competing against in-house development efforts of companies entering e-commerce initiatives, there are several application vendors and developers in the Internet-based marketplace. Current competitors include Art Technology Group, Blue Martini, Broadvision, IBM, Microsoft, Oracle, i2 Technologies and Siebel systems. It is expected that other competitors will enter the market.

The Company believes that IWH can compete on the basis of product performance, client service, rapid go-live deployment and price. Other competitive factors including, but not limited to, new products or continued deferral of information technology spending by prospective customers could have adverse effects on future results of operations or financial condition of the Company and its competitors.

Intellectual Property Rights
The Company and its subsidiaries rely on a combination of trade secret, nondisclosure and other contractual arrangements, and copyright and trademark laws, to protect proprietary rights. Where possible we will enter into confidentiality agreements with our employees, and will generally require that consultants and clients enter into such agreements and limit access to and distribution of proprietary information. It cannot be assured that the steps taken by the Company in this regard will be adequate to deter misappropriation of proprietary information or that unauthorized use will be detected and the appropriate steps will be taken to enforce intellectual property rights.

IWH currently owns one U.S. patent relating to its product architecture and technology. While the patent is believed to be valid, it may be challenged, invalidated or circumvented. Moreover, the rights granted under any patent issued to the Company, its subsidiaries or investees under licensing agreements may not provide competitive advantages. Due to the rapid pace of technological innovation for e-business solutions, the ability to establish and maintain a position of technology leadership in the industry is dependent more on the skills of development personnel than upon the legal protections for existing technologies.

Agreements with employees, consultants and others who participate in the development of IWH software or products developed by the companies in which J Net holds an investment, may be breached and there may not be adequate remedies for any breach. In addition, trade secrets may otherwise become known to, or independently developed by competitors. Furthermore, efforts to protect proprietary technology may fail to prevent the development and design by others of products or technology similar to or competitive with those developed by J Net's Technology-Related Businesses.

Employees
As of June 30, 2002, the Company employed 29 persons of which 20 were involved with the E-Commerce Operations business segment. Certain administrative support functions are consolidated for both business segments to reduce costs. None of the Company's employees are covered by collective bargaining agreements and the Company believes it has satisfactory employee relations.

The Company began a restructuring process in September 2001 which resulted in significant reductions in its workforce. Between September 2001 and December 2001, when the restructuring efforts were essentially completed, the total number of employees declined from approximately 270 employees to its existing count of 29 employees.

Regulation and Licensing Requirements of Discontinued Operations
As a condition to the sale of the assets associated with the discontinued operations, the Company was required to maintain licenses in the state of Nevada in order to conduct gaming machine route operations (the "Route Operations") and obtain approvals from various state of Nevada agencies in order to sell the stock of the subsidiaries conducting the Route Operations. All such approvals were obtained prior to November 22, 2000, the effective date of the sale of the Route Operations.

Specific information regarding the regulations that were relevant to the Company's discontinued operations can be obtained by referring to the Company's Form 10-K's for prior fiscal years.

ITEM 2.  PROPERTIES

J Net's corporate headquarters are currently located in Wilson, Wyoming under a month-to-month lease. J Net also conducts certain corporate affairs in offices in Plano, Texas with approximately 3,000 square feet under a lease which expires in 2003.

The Company is the primary party to a lease in New York, New York with approximately 8,500 square feet under a lease, which expires in 2010. In January 2002, a sublease agreement was executed with an unrelated third party. While the Company remains responsible under terms of the original lease, the subtenant has assumed those responsibilities and is performing its obligation under the sublease agreement. Proceeds from the sublease more than offset costs in the primary lease, including profit sharing with the landlord.

The Company's subsidiary, IWH, has its principal offices in New York, New York and leases approximately 4,000 square feet of office space on a month-to-month lease.

J Net owns land and improvements in Wellington, Florida, which are held for sale. The property was acquired as a result of foreclosure actions taken on a loan, which was held by the Company.

ITEM 3.  LEGAL PROCEEDINGS

As of June 30, 2002, J Net did not have any litigation, pending or threatened, or other claims filed against the Company. However, InterWorld is subject to two claims.

On March 8, 2001, as amended on May 29, 2001, InterWorld received notice that the Securities and Exchange Commission (the "Commission") had commenced a formal order directing a private investigation by the Commission with respect to whether InterWorld engaged in violations of Federal Securities Laws as it relates to InterWorld's financial statements, as well as its accounting practices and policies. Also under review by the Commission is certain trading activity in InterWorld stock. All the above events are related to periods prior to the Company's common stock ownership in InterWorld. The investigation is confidential and the Commission has advised that the investigation should not be construed as an indication by the Commission, or its staff, that any violation of law has occurred nor should the investigation be construed as an adverse reflection on any person, entity or security.

The investigation is ongoing and InterWorld is fully cooperating with the Commission.

PBS Realty ("PBS"), a real estate broker conducting business in New York City, filed a $1.2 million claim against InterWorld in April 2002. The claim alleges that PBS is owed commissions by InterWorld for services related to PBS's attempts to sublease office space previously occupied by InterWorld at 395 Hudson Street in New York City. InterWorld is vigorously contesting the claim and InterWorld management does not believe any liability exists at this time. J Net was not a party to the brokerage agreement.
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

J Net's Common Stock was listed on the NYSE under the trading symbol "J". In April 2002, the Company was notified by the NYSE that the NYSE was initiating steps to delist the Common Stock of J Net. On May 8, 2002, the NYSE formally delisted the shares of Common Stock of J Net from its exchange. J Net's Common Stock is now quoted on the OTCBB and trades under the symbol "JNEI". The following table sets forth the range of prices for shares of the Common Stock for the fiscal quarters indicated. No cash dividends were paid during those fiscal quarters. Future payment of quarterly cash dividends, if any, is subject to periodic review and reconsideration by J Net's Board of Directors (the "Board").

                            J NET COMMON STOCK
_________________________________________________________________________
                                                 High            Low
_________________________________________________________________________
Fiscal 2002
  First Quarter                                $  4.55         $  2.85
  Second Quarter                                  4.00            1.95
  Third Quarter                                   2.76            1.55
  Fourth Quarter (April 1, 2002 - May 8, 2002)    2.23             .70
  Fourth Quarter (May 8, 2002 - June 28, 2002)    1.00             .57
_________________________________________________________________________
Fiscal 2001
  First Quarter                                 $12.88          $ 8.94
  Second Quarter                                  9.50            4.81
  Third Quarter                                   6.98            4.56
  Fourth Quarter                                  5.10            3.20
_________________________________________________________________________

As of September 23, 2002 there were 1,196 holders of record of J Net's Common Stock. The number of holders of record of J Net's Common Stock on September 23, 2002 was computed by a count of record holders.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data includes consolidated operating results of InterWorld since May 2001. Discontinued operations represent the Route Operations, which were J Net's only business segment until February 2000, when the Company changed its business strategy.


                                                       Years Ended June 30,
                                    _________________________________________________________
                                       2002         2001          2000       1999      1998
                                    ________      ________     __________   _________  ______
                                     (Dollars and shares in thousands, except per share data)
OPERATING DATA

Income (loss) from
  continuing operations(a)          $(25,236)     $(61,449)    $  6,295(b)  $   (978) $  (194)
_____________________________________________________________________________________________
Income from discontinued
  operations                        $      -      $ 12,754(c)  $    346     $  5,581  $ 7,407
_____________________________________________________________________________________________
Net income (loss)(a)                $(25,236)     $(48,695)    $  6,641     $  4,603  $ 7,213
_____________________________________________________________________________________________
Basic earnings (loss) per share
  from continuing operations        $  (2.96)     $  (6.95)    $    .73     $   (.11) $  (.02)
_____________________________________________________________________________________________
Diluted earnings (loss) per share
  from continuing operations        $  (2.96)     $  (6.95)    $    .71     $   (.11) $  (.02)
_____________________________________________________________________________________________
Average common shares outstanding -
  Basic                                8,525         8,839        8,674         8,641   8,991
_____________________________________________________________________________________________
Average common shares - Diluted        8,525         8,839        8,987         8,641   8,991
_____________________________________________________________________________________________
BALANCE SHEET DATA
(at end of period):
Cash and cash equivalents           $  6,674      $ 24,272     $ 60,090     $44,137   $46,775
_____________________________________________________________________________________________
Short-term investments              $ 29,590      $ 27,381     $      -     $ 7,292   $     -
_____________________________________________________________________________________________
Total assets                        $ 46,843      $ 77,413     $104,735     $77,721   $72,506
_____________________________________________________________________________________________
Long-term debt, including current
  portion                           $ 27,750(d)   $ 27,750     $ 12,750     $     -   $     -
_____________________________________________________________________________________________
Stockholders' equity                $ 13,267      $ 38,486     $ 87,910     $74,614   $70,871
_____________________________________________________________________________________________

(a) For May and June 2001, the final two months of fiscal 2001, the E-Commerce Operations business segment accounted for 100% of Company's revenues. For the 1998 through February 2000 periods presented above, Route Operations, which was J Net's only business segment during these periods, generated 100% of the revenues. The Company's Technology-Related Businesses segment began operating in March 2000 and has not generated any operating revenues since inception. The losses from continuing operations in 2002 represent a $16.8 million loss from the E-Commerce Operations and $8.4 million from the Technology-Related Businesses segment. The loss from continuing operations in 2001 was due primarily to impairment of investments and losses on sales of certain investments of $24.3 million, equity method losses of $26.1 million (including $20.3 million attributable to InterWorld), and $5.8 million of consolidated losses from InterWorld for May and June of 2001.

(b)  Includes a net fee earned of $11.1 million from a terminated merger.

(c) Represents an after-tax gain of $13 million from sale of the Route Operations less a $.3 after tax operating loss.

(d)  The long-term debt was repaid in its entirety in July 2002.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements; Risks and Uncertainties
Certain information included in this Annual Report on Form 10-K and other materials filed or to be filed by the Company with the Securities and Exchange Commission contains statements that may be considered forward-looking. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", "should", and similar expressions are intended to identify forward-looking statements. In addition, from time to time, the Company may release or publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.

The risks and uncertainties that may affect operations, performance and results of the Company include, but are not limited to, the ability to increase sales of its e-commerce software products, attract new clients, maintain existing clients in the face of new competition and control costs. In other investment or partnering activities, the Company must identify and successfully acquire interests in systems development or other technology-based companies and grow such businesses. The ability of entities in which the Company has invested to raise additional capital on terms which are acceptable to the Company, or other investors, is critical in the ongoing success of such companies and obtaining additional capital in markets which are performing poorly may be difficult to obtain.

The Company is actively seeking potential acquisitions and expansion opportunities. Such activities may require use of Management's resources and expenses. The Company anticipates that as it engages in such activities, it will periodically incur expenses that may have a material affect on the Company's operating income.

Although the Company is exploring expansion and acquisition opportunities, there can be no assurance that such opportunities will be available on terms acceptable to J Net or that, if undertaken, they will be successful.

Overview and Recent Events
J Net is a holding company with concentrated investments in e-commerce software operations. The E-Commerce Operations are conducted through IWH, as the successor entity to InterWorld. A description of the events and transactions involving InterWorld are more fully described below. J Net uses a fiscal year, which ends on June 30 of each calendar year. Unless the context indicates otherwise, references to "2002", "2001" and "2000" indicate the fiscal years ended June 30, 2002, 2001 and 2000, respectively.

J Net also holds minority investments in other technology companies including, but not limited to, systems development and software companies. These investments are held directly by the Company, or Ventures I. As a result of changes in market conditions with respect to Technology-Related Businesses and the significance of the E-Commerce Operations, J Net has significantly curtailed its minority investment strategy conducted through Ventures I and concentrated its efforts and financial resources on its E-Commerce Operations.

In May 2001, the Company became the majority shareholder of InterWorld. Immediately following the acquisition, Management began evaluating several strategic alternatives for InterWorld and actively sought financial partners to assist with making InterWorld profitable. During this process, J Net funded InterWorld operations in the form the Secured Note. InterWorld, along with most other companies involved in technology and e-commerce, experienced significant declines in sales of its products during this period. The declines were amplified by the September 11, 2001 terrorist attacks on New York City and Washington, D.C., reduced information technology spending by the industry, and the overall economic downturn.

In February 2002, J Net and InterWorld entered into a Strategic Partnership Agreement with Titan. Under this agreement, Titan received an exclusive right to market InterWorld's products in the Americas. Upon the achievement of certain milestones, Titan earns a right to a percentage of InterWorld's equity (or a successor entity's equity). Proceeds from the sale of InterWorld products are shared between Titan and InterWorld.
Costs of the marketing efforts are borne entirely by Titan. Concurrent with the execution of the Strategic Partnership Agreement, J Net and InterWorld entered into the Default Agreement which assigned proceeds from InterWorld's operations, including those derived from Titan's activities, to J Net as partial repayment of advances to InterWorld under the Secured Note. To date, no sales have been closed under the Strategic Partnership Agreement.

In April 2002, the Management of J Net concluded that InterWorld's ability to repay its debt of approximately $17.2 million was impaired. As a result, J Net notified InterWorld of its intent to begin foreclosure proceedings.

On May 3, 2002, J Net and InterWorld finalized the foreclosure process. Such actions resulted in the employees, contracts and other assets, including intellectual property and the agreement with Titan being transferred to IWH, a newly formed J Net subsidiary, in full satisfaction of the debt. The E-Commerce Operations of the Company are now conducted solely through IWH.

In addition to the evaluation of the alternatives for InterWorld, the Company's management implemented a number of steps in 2002 to improve its financial position, refine its cost structure and refocus business strategies. A summary of significant actions which have occurred during 2002 include:

(1) Restructuring at InterWorld. In response to the continued economic slowdown, sluggish e-commerce sales, the September 11, 2001 terrorist attacks in New York City and Washington, D.C. and completion of software enhancement projects, the workforce was reduced from approximately 240 employees at June 30, 2001 to 20 employees at June 30, 2002. These 20 employees were transferred to IWH when J Net completed its foreclosure proceedings against InterWorld. Management believes this staff level is adequate to service the existing client base and create expansion as opportunities arise. The staff level is subject to further increases or decreases depending on the success of Titan and foreign resellers to market InterWorld's products and overall market conditions.

     Additionally, InterWorld negotiated a release from all lease obligations at its 395 Hudson Street office in New York City, including forgiveness of certain past due expenses. In January 2002, InterWorld relocated its offices to less expensive facilities under a short term lease commitment.

     In November and December 2001, InterWorld also ceased conducting business operations in Australia and the United Kingdom. The existing customers are currently serviced from the United States.

     In Japan, InterWorld's subsidiary operations were sold to the local reseller agent in exchange for a 40% royalty on any future licensing sales. Primary support will be provided by the Japanese reseller at no cost to InterWorld. Technical support will be provided from the United States.

     As a result of the foregoing actions, monthly operating expenses at IWH have been reduced to approximately $.3 million per month. Receipts from existing customers for product maintenance and support are very close to break-even for continued operations.

(2) Restructuring at J Net. During the fiscal year ended June 30, 2002, the Company also reduced its operating costs. Staff at J Net's New York City office were terminated and in January 2002 a sublease agreement at the 680 5th Avenue location was executed. While J Net remains obligated under the original terms of its lease, the sublease eliminated cash outflows associated with the lease. The sublease transaction resulted in the Company writing off certain unrecoverable leasehold improvements and certain severance payments as a one-time charge reported as a restructuring expense.

The climate in the technology markets been sluggish and business investment has declined for the past two years. Estimates for the recovery of many of the businesses with which the Company is involved with vary widely. The Company is continuing to monitor its activities closely given the economic environment and may take further steps to control costs depending on the success of the Titan Strategic Partnership, the improvement (or deterioration) of the e-commerce software market, or other external economic factors.

In April 2002, the Company was notified by the NYSE that the NYSE was initiating steps to delist the Common Stock of J Net. On May 8, 2002, the NYSE formally delisted the shares of Common Stock of J Net from its exchange. J Net's Common Stock is now quoted on the OTCBB and trades under the symbol "JNEI".

In May 2002, the Company announced that it would extend a voluntary repurchase offer to the holders of its $27.75 million Notes. In June 2002, the offers were accepted by all of such holders and the Notes were paid off in July 2002.

Critical Accounting Policies

General
The policies outlined below are critical to the Company's operations and the understanding of the results of operations. The impact of these policies on operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect the reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, refer to Note 1 in the Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-K. Note that preparation of this Annual Report on Form 10-K requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

Consolidation
The accompanying consolidated financial statements include the accounts of J Net, its wholly-owned subsidiaries and 100% of InterWorld. The Company owns 95.3% of the equity securities of InterWorld. Because the minority shareholders of InterWorld hold a deficit position, no minority interest is included.

Investments in Technology-Related Businesses
The various interests that the Company acquires in Technology-Related Businesses are accounted for under one of three methods: consolidation, equity or cost. The applicable accounting method is generally determined based on the Company's voting interest and its ability to influence or control the Technology-Related Businesses.

For the periods beginning November 2000 through April 2001, J Net owned $20 million of mandatorily redeemable preferred stock of InterWorld (the "Preferred Stock"). The Preferred Stock voted on an "as-if" converted basis with common stock, which represented approximately 10% voting rights. J Net used the equity method of accounting during the time it owned only the Preferred Stock. In May 2001, when the redemption of the Preferred Stock became due, J Net exchanged the Preferred Stock for common stock in lieu of cash. As a result of this redemption, J Net became a 95.3% owner of the equity securities and began using the consolidation method for InterWorld.

Revenue recognition
The Company follows AICPA Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by SOP 98-4, further amended by SOP 98-9, and Staff Accounting Bulletin 101. These pronouncements provide guidance on when revenue should be recognized and in what amounts as well as what portion of licensing transactions should be deferred.

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

Product licenses
Revenue from the licensing of software products is recognized upon shipment to the customer, pursuant to an executed software licensing agreement when no significant vendor obligations exist and collection is probable. If acceptance by the customer is required, revenue is recognized upon customer acceptance. Amounts received from customers in advance of product shipment or customer acceptance are classified as deposits from customers. Other licensing arrangements such as reseller agreements typically provide for license fees payable to the Company based on a percentage of the list price for the software products. The license revenues are generally recognized when shipment by the reseller occurs, or when collection is probable.

Contracts for product licenses where professional services require significant production, modification or customization are recognized on a percentage of completion basis.

Services revenue
Revenue from professional services, such as custom development and installation and integration support is recognized as the services are rendered.

Revenue from maintenance and post-contract customer support services, such as telephone support and product enhancements is recognized ratably over the period of the agreement under which the services are provided, typically one year. Recognition of revenue is deferred until advance payments from customers are received for maintenance and support.

Deferred revenue consists principally of billings in advance for services and support not yet provided and uncollected billings to customers for maintenance and post contract support.

Impairments
The Financial Accounting Standards Board ("FASB") issued a statement on asset impairment ("SFAS 144") that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supercede FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and provide a single accounting model for long-lived assets to be disposed of.

Although retaining many of the fundamental recognition and measurement provisions of Statement 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets held-for-sale are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized.

The Company adopted SFAS 144 on July 1, 2002 as required and does not anticipate its application to have a significant impact on the results of operations as compared with practices in place today.

Capital Resources and Liquidity

Liquidity
The Company's sources of funds in 2002 were generated from IWH and InterWorld revenues, interest from cash deposits and Mariner Investments, L.P. ("Mariner") earnings. In 2001 and 2000, the sources of cash were derived from the proceeds from the issuance of Notes, proceeds from the sale of the Route Operations and InterWorld's operating revenues.

Since 2000, when the Company changed its business strategy, the Company has used approximately $39 million in operations and made approximately $64 million in cash investments in Technology-Related Businesses and notes, including its initial $20 million investment in InterWorld Preferred Stock. As a result of the restructuring efforts initiated in the first half of 2002, the cash required to fund operations has been reduced to approximately $.3 million per month compared to $3 million per month immediately following J Net's acquisition of InterWorld in May 2001. Future revenue increases are dependent on the success of Titan's marketing efforts, sales from other resellers in Europe and Japan, and overall improvements in the market for e-commerce technology products.

As of June 30, 2002, the Company had $36.3 million in cash and marketable securities. In July 2002, a total of $27.3 million was used to complete payments to the holders of the Notes pursuant to the voluntary repurchase offer made by the Company in May 2002. As a result of this subsequent event, the remaining cash and securities total approximately $9 million. In 2003, the Company expects to receive proceeds from the sale of assets of approximately $5 million and receive income tax refunds of approximately $1 million. Therefore, available liquidity will reach approximately $15 million, which the Company believes is adequate to fund existing operations and allow time for the marketing efforts from Titan to increase cash flows from operations. These funds also provide resources for the Company to find a new business, if it is successful in its efforts to identify and consummate a transaction with a possible target business.

As of June 30, 2002, the total accounts payable and accrued liabilities include approximately $2.3 million attributable to unsecured creditors of InterWorld. While these liabilities are included as part of the consolidated group, these liabilities remain separate and distinct to InterWorld and J Net is not legally liable to settle the debts. Management has actively been negotiating with many of the significant unsecured creditors to settle aged claims. Between January 2002 and June 2002, approximately $1.0 million of liabilities were settled for approximately $.3 million. Although there can be no assurances, management believes the remaining obligations will be settled at amounts substantially less then their respective face values.

As of June 30, 2002, the Company has commitments under existing employment contracts of approximately $.6 million. There are also office lease commitments of approximately $69 thousand in the Company's Plano, Texas office and future minimum lease payments of $3.9 million on office space in New York, New York. The office commitment in New York has been subleased and future minimum receipts under that sublease, net of profit sharing with the landlord total $4.6 million.

The Company raised $26.5 million through the issuance of Convertible Subordinated Notes (the "Notes") between June 2000 and October 2000, net of $1.2 million loaned for the purchases of the Notes. In September 2001, $1.0 million of the loans were paid as part of the termination agreements with former employees. In May 2002, the Company initiated a voluntary repurchase program to the holders of the Notes. The terms of the offer were at face value of each Note, but excluded any interest which had accrued on the Notes since March 2002, the last interest payment date. In July 2002, $27.3 million was paid to discharge the Notes. The payments represented the face value of the Notes less the $.4 million remaining loans due to the Company.

In November 2000, the Company completed the sale of its Route Operations, which resulted in receiving net proceeds of $36.9 million.

On January 4, 2001, the Board of Directors authorized the repurchase of up to 1,000,000 shares of Common Stock. Repurchases under this program through June 30, 2002, were 370,305 shares for an aggregate cost of $1.8 million. In addition, 80,000 shares, with an aggregate cost of $.4 million, were repurchased in 2001 under a separate, now terminated, program.

Cash Flows
In 2002, J Net used $16.5 million in operations. Approximately $14.2 million was used to fund InterWorld. As a result of the Company's restructuring efforts during the first half of 2002, the monthly cash use has been reduced from approximately $3 million per month in September 2001 to approximately $.3 million per month in June 2002. Assuming revenue targets are achieved by Titan by December 2002, cash flow from operations will be break even to slightly positive.

Cash used in investing activities in 2002 was a net of $1.1 million, most of which was attributable to a $1.3 million remaining obligation to eStara. In 2001, the Company reduced its focus on making minority-interest based investments and concentrated its growth efforts on the E-Commerce Operations. While the Company continues to evaluate potential investments, the process remains selective.

Results of Operations

2002 compared to 2001

The results of operations for 2002 and 2001 vary significantly due, in large part, to differences in accounting methods which were used for InterWorld during 2001. In 2002, the results of InterWorld operations are consolidated for the entire year. In 2001, J Net accounted for InterWorld using the equity method of accounting for the first ten months and the consolidation method of accounting for the last two months. The following discussion of results of operations includes comparisons of the historical operating results under accounting principles generally accepted in the United States. In certain cases, Management believes analysis between years on a pro forma basis will assist users of these consolidated financial statements in understanding changes between these years more thoroughly. When pro forma comparisons are used, they are emphasized in separate sentences or paragraphs, which follow the analysis of historical results of operations.

Total revenues
Total revenues for 2002 were $5.8 million compared to $2.2 million in 2001. The 2001 revenues included May and June 2001 only. On a pro forma basis, total revenues declined to $5.8 million in 2002 from $30.6 million in 2001. The pro forma decline includes reductions in all components of revenues. Throughout 2002, the market conditions were weak for e-commerce products, which contributed to the reduced license sales and related professional services. Reductions in post production maintenance support was due primarily to cancellations of support contracts and weakening financial condition of many "dot com" clients.

Total cost of revenues
Total cost of revenues, all of which are attributable to the E-Commerce business segment, were $2.9 million for 2002 and $.9 million for 2001. As with revenues, the costs include only the final two months of 2001. These costs include third party royalty payments from license sales and third party implementation costs, both of which are variable in nature. Because license sales have decreased, the related cost of sales have also declined.

On a pro forma basis, the 2002 cost of revenues were $2.9 million compared to $21.3 million in 2001, an average cost per month of $.2 million and $1.8 million for 2002 and 2001, respectively. The reductions are due primarily to the reductions in workforce and lower contractor costs in 2002.

Operating expenses
Operating expenses consist of personnel costs associated with development of the Company's e-commerce products, marketing costs and general and administrative expenses ("G & A"). In addition, costs attributable to impairment of assets, restructuring and gains from settlements with unsecured creditors are included. In 2002, total operating costs were $29.1 million compared to $47.8 million in 2001. The following table presents the significant operating cost components and their change from the previous fiscal year (dollars in thousands).

                                                  Favorable/(Unfavorable)
                                 2002    2001     change from prior year
                               _______  _______   _______________________
Research, development,
  marketing and
  administrative               $20,693  $22,379        $ 1,686
Impairment of assets             2,703   24,281         21,578
Restructuring and unusual
  Charges                        6,362    1,140         (5,222)
Gains from settlements with
  Unsecured creditors             (669)       -            669
                               _______  _______        _______
    Total operating expenses   $29,089  $47,800        $18,711
                               =======  =======        =======

G & A costs for 2001 include the consolidated results of InterWorld for May and June 2001 and $8.6 million of expenses associated with a loan to Michael Donahue, then the Vice Chairman and Chief Executive Officer of InterWorld. Excluding the Donahue expense, the G & A for 2001 would have been $13.8 million, of which $7.1 million represented InterWorld G & A for May and June 2001. Normal recurring G & A costs for the three months ended June 30, 2002 have averaged approximately $.5 million per month, which represents a decrease of over 70% from the 2002 annual average. The decreases are primarily due to the reductions in workforce.

Impairments of assets in 2002 consisted of a $2.2 million impairment against the Company's investment in eStara, Inc. and a $.5 million reduction in the carrying cost of assets held for sale. The eStara impairment provision is based on the valuation contained in eStara's recent bridge loan. The Company has elected not to participate in the bridge loan and is therefore carrying its investment in eStara based on this recent valuation. The reduction in carrying value of the assets held for sale is due to the combination of reduced value of InterWorld common stock received as part of the acquisition of the assets and higher operating costs associated with an extended holding period of the asset.

The following table presents the investment activities for the remaining Technology-Related Businesses for 2002 (dollars in thousands):


                 Balance at             Equity                                                 Value at
                  June 30,              income      Goodwill    Impairments                    June 30,
Investments        2001     Additions   (loss)    amortization   and sales        Other          2002
___________     __________  _________    ______    ____________  ___________    ___________   _________

eStara, Inc.      $1,290     $1,338      $  -        $  -        $(2,203)       $  -          $  425
Tellme Networks,
  Inc.             2,000          -         -           -              -           -           2,000
                  ______     ______      ____        ____        _______        ____          ______
      Total       $3,290     $1,338      $  -        $  -        $(2,203)       $  -          $2,425
                  ======     ======      ====        ====        =======        ====          ======


In 2001, impairments, which also include losses from sales of the Company's investments were $24.3 million. The following table sets forth the activity for each investment in 2001 dollars in thousands).


                 Balance at             Equity                                                 Value at
                  June 30,              income      Goodwill    Impairments                    June 30,
Investments        2001     Additions   (loss)    amortization   and sales        Other          2002
___________     __________  _________    ______    ____________  ___________    ___________   _________


Digital
Boardwalk,
LLC               $ 4,888    $     -     $   (627)   $ (10)       $ (4,501)      $    250(a)    $    -
Meister
Brothers
Investments,
LLC                 2,554          -            -        -             (40)       (2,514)(b)         -
CyberBills,
Inc.                3,186          -            -        -          (2,986)         (200)(c)         -
Carta, Inc.         4,000          -            -        -          (4,000)            -             -
TechTrader, Inc.    8,410         27       (3,247)    (380)         (4,810)            -             -
Alistia, Inc.       1,905        480       (1,907)      (9)           (469)            -             -
Strategic Data
Corporation           850        250            -        -          (1,100)            -             -
eStara, Inc.            -      2,665            -        -          (1,375)            -         1,290
Jasmine Networks,
Inc.                    -      5,000            -        -          (5,000)            -             -
Tellme Networks,
Inc.                    -      2,000            -        -               -             -         2,000
InterWorld
Corporation(d)          -     20,340      (20,340)       -               -             -             -
Other                   -          5            -        -               -            (5)(e)         -
                  _______    _______     ________    _____        ________       _______        ______
  Total           $25,793    $30,767     $(26,121)   $(399)       $(24,281)      $(2,469)       $3,290
                  =======    =======     ========    =====        ========       =======        ======


(a) Represents a loan made to Digital Boardwalk, which was written off to expense when the Company sold its interest for a loss of $4,501.

(b)  J Net owned a 1% controlling interest in Meister
     Brothers Investments, LLC. The minority interest was eliminated upon impairment in 2001.

(c) Uncollected proceeds from sale of investment as of June 30, 2001.

(d) InterWorld became a consolidated subsidiary of J Net in May 2001. Equity loss includes the period from November 2000 through April 2001.

(e) Abandoned deal screening costs written off to general and administrative expenses.

During the first half of 2002, the Company initiated a series of actions designed to lower its operating costs. Such actions were due to the combination of significant ongoing losses at InterWorld, persistent sluggishness in the market for e-commerce products, and the reduced focus on J Net's minority interest investment strategy. These restructuring efforts included significant staff reductions in the U.S., closing of foreign offices of InterWorld, the sale of the Japanese operations to the local reseller, and the closing and relocation of office leases. The total restructuring costs included severance costs of $1.8 million, $1.6 million in contract settlements and $3 million of leasehold abandonments in 2002. In 2001, severance costs of $1.1 million were incurred as a result of the Company's sale of its Route Operations.

The foreclosure against InterWorld by J Net and subsequent transfer of assets to IWH left InterWorld insolvent. Immediately following the foreclosure, InterWorld had approximately $3.3 million of unsecured creditor liabilities. Management attempted to settle certain significant liabilities to facilitate the transfer of intellectual property and retain ongoing business relationships. This process resulted in approximately $1.0 million of liabilities being settled for $.3 million, resulting in a $.7 million gain on such settlements in 2002.

Other income (expenses)
Other income of $1.2 million, consisting of interest and other income of $3.5 million offset by interest expense of $2.3 million, was recognized in 2002 compared to a loss of $26.5 million in 2001. The significant components of this $27.7 million favorable change included $26.1 million of losses from investments accounted for using the equity method of accounting in 2001 and $3.9 million non cash amortization of original debt discount of the Company's Notes in 2001. The $26.1 million of equity method losses included $20.3 million attributable to InterWorld for the November 2000 to April 2001 period prior to J Net acquiring a controlling interest in May 2001. Partially offsetting these 2001 expenses was reduced interest and other income of approximately $2.0 million. A detailed breakdown of the equity loss can be located on the table containing activity of the Company's investments provided in the operating expense section.

Income taxes
Income taxes for 2002 are a net provision of $.2 million. Such provision is the result of a reduction in the amount of estimated income tax refunds to be collected from carry-backs of 2002 operating losses caused by the alternative minimum tax.

While the Company has incurred losses in 2001 and 2002, the available carrybacks are limited by Section 382 of the IRS regulations and separate return loss limitations for E-Commerce operations. Therefore, the available carry-backs are limited to losses incurred in the Technology-elated Businesses segment.

In 2001, the Company recognized a net tax benefit of $4.9 million consisting of $11.6 million of benefits due to losses from continuing operations offset by a $6.7 million tax liability from the sale of Route Operations.

Net loss from continuing operations
The net loss from continuing operations for 2002 was $25.2 million compared to $61.4 million in 2001. The significant components of the $36.2 million reduced loss include increased gross profit of $1.6 million, reduced asset impairments of $21.5 million, lower G & A of $1.8 million, and a $27.7 million improvement in other expenses. Partially offsetting those favorable items were restructuring costs and vendor settlement gains of $4.6 million and a net reduction in income tax benefits of $11.8 million.

Discontinued operations
In November 2000, the Company completed the sale of its Route Operations and recognized a gain of $13.0 million after a tax provision of $6.7 million. Operating results for July 2001 through November 2001, the period when the Company owned the Route Operations, were a $.2 million loss, net of taxes. Financial results from the Route Operations were restated and reported as discontinued operations beginning in 2000.

Net loss
The net loss for 2002 was $25.2 million compared to $48.7 million in 2001. The variance between periods includes the components described in the net loss from continuing operations for 2002 and 2001. Additionally, the loss from continuing operations for 2001 of $61.4 million was reduced by $12.7 million of net gains from discontinued operations.

2001 compared to 2000

The results of operations for 2001 and 2000 also differ significantly. In 2000, the Company initiated its change in business strategy from gaming operations to technology-related investments. Consequently, there were no operating revenues or cost of revenues in 2000. In 2001, the Company made its initial investment in InterWorld and used the equity method of accounting from November 2000 to April 2001. In May 2001, when J Net acquired a controlling interest in InterWorld, the consolidation method of accounting was applied. Therefore, 2001 results of operations for InterWorld include consolidated results for May and June 2001 and equity losses for the period of November 2000 to April 2001. Equity method losses of InterWorld in 2001 are included in other income (expense) caption.

Revenues, net
Revenues for 2001 totaled $2.2 million and were due entirely to InterWorld's sales of licenses, product maintenance fees and professional services for the May 2001 through June 2001 period. There were no revenues from continuing operations for 2000.

Costs of revenues
Costs of revenues, all of which were attributable to InterWorld's operations for May and June 2001 totaled $.9 million. As with revenues, there were no costs of revenues for the fiscal year ending June 30, 2000.

Operating expenses
Total operating expenses for the twelve months ended June 30, 2001 were $47.8 million compared with $6.8 million for 2000, an increase of $41 million. Significant components of the increase were due primarily to impairments and losses from investments in Technology-Related Businesses of $24.3 million, and $13 million increased G & A expenses which included $7.1 million of InterWorld G & A and $8.6 million of expenses related to foreclosure actions taken on a loan to InterWorld's former Chief Executive Officer. The following table sets forth the components of the impairments and losses in 2001 (dollars in thousands):



                                      Equity   Equity
                                      income   income
                                      (loss)   (loss)
                                      for year for year                                     Carrying
                        Original      ended    ended                 Impairments            value as
                      Acquisition     June 30, June 30,  Goodwill    and losses on           of June
Investments               Cost        2000     2001    Amortization   sale in 2001  Other    30, 2001
_____________________ ____________    _____    _______ ____________  _____________  _______  ________

Jasmine Networks,
Inc.                    $ 5,000       $  -     $      -  $   -         $  (5,000)  $   -      $    -
TechTrader, Inc.          8,563        (99)      (3,247)  (407)           (4,810)      -           -
Digital Boardwalk,
LLC                       5,017        130         (627)   (19)           (4,501)      -           -
Carta, Inc.               4,000          -            -      -            (4,000)      -           -
CyberBills, Inc           3,186          -            -      -            (2,986)   (200) (a)      -
eStara, Inc.              2,665          -            -      -            (1,375)      -       1,290
Strategic Data
Corporation               1,100          -            -      -            (1,100)      -           -
Alistia, Inc.             2,480        (93)      (1,907)   (11)             (469)      -           -
Meister Brothers
Investments, LLC             40          -            -      -               (40)      -           -
InterWorld
Corporation (b)          20,340          -      (20,340)     -                 -       -           -
Tellme Networks,
Inc.                      2,000          -            -      -                 -       -       2,000
                        _______      _____     ________  _____          ________   _____      ______
   Total                $54,391      $ (62)    $(26,121) $(437)         $(24,281)  $(200)     $3,290
                        =======      =====     ========  =====          ========   =====      ======

(a) Uncollected proceeds from sale of investment, included in other current assets as of June 30, 2001.

(b)  InterWorld became a consolidated subsidiary of the Company in May
     2001.

Expenses of $8.6 million for 2001, which were reported as a component of G & A, are the result of foreclosure actions taken by the Company on a loan to Michael J. Donahue, the former Chief Executive Officer and Vice Chairman of InterWorld. The Company acquired the loan from Salomon Smith Barney in October 2000 for face value of $12.4 million in cash. Interest on the loan accrued at 8% per annum and 85,408 post-split shares of InterWorld common stock owned by Mr. Donahue, and a negative pledge of other assets secured the loan. Interest payments were due quarterly beginning in December 2000. On the date the loan was purchased by the Company, the value of the InterWorld stock collateralizing the loan was approximately $13.6 million. The Company also entered into a separate agreement with Mr. Donahue which allowed J Net to participate in profits from the sale of the stock with Mr. Donahue. InterWorld's stock price, along with other stock prices in the technology space, continued to decline throughout 2000 and 2001. Such declines in the InterWorld stock price necessitated the Company to take more definitive actions on the negative pledge on the other assets.

In April 2001, amendments to the loan were executed whereby the Company modified the existing negative pledge and secured additional collateral in the form of real property owned by Mr. Donahue. As of June 29, 2001, the loan, together with accrued interest totaled $13.2 million. Due to the financial condition of Mr. Donahue, the Company executed a series of agreements on June 29, 2001 which foreclosed on the real property assets securing the loan. In addition, the 85,408 post-split shares of InterWorld common stock securing the loan were transferred to the Company. The net realizable value of the real property, net of selling costs and other obligations, was estimated to be $5.5 million.

The agreements entered into on June 29, 2001 also provided for the Company to loan Mr. Donahue up to $.8 million. The Company believed this obligation would be funded and that Mr. Donahue would likely not be able to repay it. Therefore, the obligation was accrued as an additional expense in general and administrative expenses along with the foreclosure actions. In 2002, Mr. Donahue released the Company from this obligation and the accrual was reversed.

The operating and general and administrative costs totaled $22.4 million in 2001 compared with $3.9 million in 2000, an increase of $18.4 million. The primary causes of the increase are due to costs attributable to the acquisition of InterWorld, the aforementioned loss on the loan to Mr. Donahue, and higher costs from J Net activities, which are the result of higher personnel costs, facilities expenses, and legal fees incurred in connection with a terminated rights offering for InterWorld. Other costs, classified as restructuring and unusual charges, included severance payments of $1.1 million in 2001 and $2.8 million in 2000 to former executive officers of the Company.

Other income (expense)
For the twelve months ended June 30, 2001, other expenses were $26.5 million compared with other income of $15.5 million for the twelve months ended June 30, 2000. The following table compares the significant components of the $42.0 million change between 2001 and 2000 (dollars in thousands):
                                 June 30,
                             __________________   Favorable (unfavorable)
                              2001      2000      change from prior year
                            ________  ________    ______________________

Other income (expense)
  Interest and other
    income                  $  5,524  $  2,068        $   3,456
  Equity losses in
    technology-related
    businesses               (26,121)      (62)         (26,059)
  Interest expense            (5,889)        -           (5,889)
  Net fee from terminated
    merger                         -    11,116          (11,116)
  Gain on sale of short-term
    investments                    -     2,361            (2,361)
                            ________  ________          ________
                            $(26,486) $ 15,483          $(41,969)
                            ========  ========          ========

The increased interest income is due primarily to higher returns generated from the Company's investment in marketable securities in Mariner. Interest income in 2001 also includes $.8 million of interest accrued under the loan to Michael J. Donahue.

Equity losses for 2001 include InterWorld losses for the November 2000 to May 2001 period of $20.3 million, Tech Trader, Inc. losses of $3.2 million and Alistia and Digital Boardwalk, LLC losses totaling $1.9 million and $.6 million, respectively. The 2001 equity losses do not include an additional $5.8 million loss from InterWorld for May and June 2001, which is included in the consolidated operating results of the Company. Equity losses for 2000 were not material since the majority of the investments occurred late in the fourth quarter of 2000. All investments accounted for using the equity method of accounting were either sold or abandoned as of June 30, 2001, except for InterWorld which became a consolidated subsidiary of the Company beginning in May 2001.

Interest expenses in 2001 are attributable to the Notes. Interest on the Notes, which were issued between June 28, 2000 and October 2, 2000, includes non-cash discount amortization of $3.9 million. The cash interest cost for 2001 was $2.1 million. As of June 30, 2001, there was no unamortized discount remaining on the Notes.

The net fee from terminated merger and gain from sale of short-term investments in 2000 were due to a notice dated August 16, 1999 from Players, an unaffiliated entity, containing terms of a merger offer from another unrelated entity. As a result of such notice, the Company received a break-up fee of $13.5 million. Previously capitalized costs of $2.4 million associated with the Company's merger activities were expensed resulting in a net gain of $11.1 million. The Players securities held by the Company were also sold for a gain of $2.4 million.

Federal income tax
The effective tax rate on loss from continuing operations for 2001 was 15.8% compared to a 28% tax rate for 2000. The differences between the statutory rate and effective rate for 2001 is due primarily to a valuation allowance for deferred tax assets and non-deductible debt discount amortization. The difference in rates for 2000 is due to tax benefits from tax-exempt interest income.

Net income (loss) from continuing operations
The net loss from continuing operations in 2001 was $61.4 million while 2000 had net income of $6.3 million. The primary causes of the $67.7 million variance are due to the equity losses, interest expenses, consolidated InterWorld losses, and operating cost increases in 2001 combined with the reduced other income items created by the non-recurring merger termination fees and gains from the sale of investments in 2000.

Income (loss) from discontinued operations, net of tax
On November 22, 2000, the Route Operations were sold for a pre-tax gain of $19.7 million. Losses before income tax benefit from the discontinued operations for the July 1, 2000 to November 22, 2000 period were $.3 million. Income taxes associated with the sale and related operations were $6.6 million. For 2000, the Route Operations had income after taxes of $.3 million.

Net income (loss)
The net loss for 2001 was $48.7 million compared with net income for 2000 of $6.6 million. The variance is attributable to the items discussed above in continuing operations, with such losses being partially offset by the gain realized from the sale of Route Operations in 2001.

Recently issued accounting standards
In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 142 addresses the initial measurement and recognition of intangible assets acquired outside of a business combination, whether acquired with a group of other assets or acquired individually, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment test on an annual basis at a minimum. The Company will adopt SFAS 141 and SFAS 142 beginning July 1, 2002. As of June 30, 2002, the Company had no goodwill or other intangible assets due to previous impairments or losses incurred on investments where goodwill had been recorded. The Company expects that the adoption will have no material impact on future financial statements.

The FASB issued a Statement on Asset Impairment ("SFAS 144") that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supercede
ASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and provide a single accounting model for long-lived assets to be disposed of.

Although retaining many of the fundamental recognition and measurement provisions of Statement 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets held-for-sale are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized.

The Company adopted SFAS 144 on July 1, 2002 and does not anticipate its application to have a significant impact on the results of operations as compared with practices in place today.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement 13, and Technical Corrections" ("SFAS 145"). For most companies, SFAS 145 will require gains and losses from the extinguishment of debt to be classified as a component of income or loss from continuing operations. Prior to the issuance of SFAS 145, early debt extinguishments were required to be recognized as extraordinary items. SFAS 145 amended other previously issued statements and made numerous technical corrections. With the exception of the accounting treatment for extinguishments of debts, those other modifications are not expected to impact the consolidated financial statements of the Company. SFAS 145 is effective for fiscal years beginning after May 15, 2002. However, early adoption of the provisions of SFAS 145 is encouraged. The Company has applied such provisions in the accompanying consolidated financial statements for its fiscal year ended June 30, 2002.

The FASB recently issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 nullifies the Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". SFAS 146 requires that a liability associated with an exit or disposal activity be recognized when the liability is incurred while EITF Issue No. 94-3 recognized such liabilities at such time that an entity committed to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002 with early application encouraged.

Factors which may affect future results
The Company's financial and management resources have been concentrated on its E-Commerce Operations. For the past two years, the technology-related markets have experienced significant declines in sales, market value, and available capital resources to develop new products. In addition, the technology-related environment is extremely competitive. The combination of the above factors involves a number of risks and uncertainties. Even with the significant reductions to its cost structure, the Company's operations will require an increase in sales of e-commerce products to avoid further cost reductions. Increases in sales are dependent on several factors including (1) successful closed deals from its alliance with Titan, (2) an increase in information technology spending by businesses, (3) continued solvency of existing customers, (4) availability of capital, (5) an increase in the use of the Internet by businesses and individuals, (6) preservation of existing patents and trademarks, and (7) the Company's ability to build and deliver products ahead of its competitors. There is no assurance that any of the events will occur, or be sustainable if they do occur.

Pending or threatened litigation
As of June 30, 2002, J Net did not have any litigation pending or threatened, or other claims filed against the Company. However, InterWorld is subject to two claims.

On March 8, 2001, as amended on May 29, 2001, InterWorld received notice that the Commission had commenced a formal order directing a private investigation by the Commission with respect to whether InterWorld engaged in violations of Federal Securities Laws as it relates to InterWorld's financial statements, as well as its accounting practices and policies. Also under review by the Commission is certain trading activity in InterWorld stock. All the above events are related to periods prior to the Company's common stock ownership in InterWorld.

The investigation is confidential and the Commission has advised that the investigation should not be construed as an indication by the Commission or its staff that any violation of law has occurred nor should the investigation be construed as an adverse reflection on any person, entity or security.

The investigation is ongoing and InterWorld is fully cooperating with the Commission.

PBS Realty ("PBS"), a real estate broker conducting business in New York City, filed a $1.2 million claim against InterWorld in April 2002. The claim alleges that PBS is owed commissions by InterWorld for services related to PBS's attempts to sublease office space previously occupied by InterWorld at 395 Hudson Street in New York City. InterWorld is vigorously contesting the claim and InterWorld management does not believe a liability exists at this time. J Net was not a party to the brokerage agreement.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company generally is exposed to market risk from adverse changes in interest rates and interest income is affected by changes in the general level of U.S. interest rates. Changes in U.S. interest rates could affect interest earned on the Company's cash equivalents, debt instruments and money market funds. A majority of the interest earning instruments earn a fixed rate of interest over short periods (7-35 days). In July 2002, $23 million of the marketable securities in Mariner were liquidated to repurchase the Company's Notes. Based upon the invested cash balances at July 31, 2002, a 10% drop in interest rates would reduce pretax interest income by less than $20 thousand per year. Therefore, the Company does not anticipate that exposure to interest rate market risk will have a material impact on the Company.

The Company's value of investments at Mariner as of June 30, 2002 was $29.6 million and $6.6 million in July 2002. Mariner's performance has historically generated above-average returns relative to hedge fund industry benchmarks. However, such returns cannot be assured in the future.

In June 2000 through October 2000, the Company raised $26.5 million through the issuance of the Notes. The principal amount of the Notes were payable on March 31, 2007 and bore interest at 8% per annum, payable on a quarterly basis. For financial statement purposes, the Notes were deemed to have been beneficially converted as the conversion feature was in-the-money at the commitment date. The Company calculated the beneficial conversion feature as the difference between the fair value of the Common Stock at the commitment date and the initial conversion price, multiplied by the number of shares into which the debt is convertible. Approximately $3.9 million of the proceeds from issuance of the Notes, equal to the intrinsic value, was recorded as debt discount and allocated to additional paid-in capital. The Notes were repurchased in July 2002 at face value, but excluded any unpaid interest accrued since March 31, 2002, the last interest payment date.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data required by this Item 8 are set forth as indicated in Item 14(a)(1)(2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Registrant

At the annual meeting on December 6, 2000, four directors were elected to serve and hold office (subject to J Net's By-Laws) until the next annual meeting of stockholders and until a respective successor is elected and qualified. In June 2001, Eugene Freedman was appointed as an additional independent director.

The directors of J Net (none of whom has a family relationship with one another) are as follows:

      Name                   Age            Position
_______________________      ___        _____________________

Allan R. Tessler             66         Chairman of the Board
Alan J. Hirschfield          66         Vice Chairman
Eugene M. Freedman           70         Director
David R. Markin              71         Director
Robert L. McDonald, Sr.      82         Director

Allan R. Tessler has served as Chief Executive Officer and Chairman of the Board since March 2000 and May 1994, respectively, and has been a director of J Net since 1980. Mr. Tessler also served as Secretary of J Net from 1980 through August 1993. He has been Chairman and Chief Executive Officer of International Financial Group, Inc., an international merchant banking firm, since 1987. He was Co-Chairman and Co-Chief Executive Officer of Interactive Data Corporation (formerly Data Broadcasting Corporation), a securities market data supplier, from June 1992 through February 2000. Mr. Tessler was Chairman of the Board of Enhance Financial Services, Inc., an insurance holding company from 1986 through 2001, and was Chairman of the Board of Great Dane Holdings Inc., a diversified holding company, from 1987 through December 1996. He is also a director of The Limited, Inc. and Interactive Data Corporation. Mr. Tessler has been a director of InterWorld Corporation since November 2000 and Chairman of the Board of InterWorld since February 2001.

Alan J. Hirschfield has been a director of J Net since January 2000. Mr. Hirschfield was Co-Chairman of the Board and Co-Chief Executive Officer of Interactive Data Corporation (formerly Data Broadcasting Corporation), a securities market data supplier, from June 1992 to 1999. Prior to becoming Co-Chief Executive Officer in June 1992, Mr. Hirschfield served as managing director of Schroder Wertheim & Co. Inc. and as a consultant to the entertainment and media industry. He formerly served as Chief Executive Officer of Twentieth Century Fox Film Corp. and Columbia Pictures Inc. from 1980 to 1985 and 1973 to 1978, respectively. Mr. Hirschfield currently serves on the boards of Cantel Industries, Inc., Carmike Cinemas, Chyron Corporation and Interactive Data Corporation.

Eugene M. Freedman became a Director of J Net in June 2001. Mr. Freedman is a Senior Advisor and Director of Monitor Clipper Partners, Inc., a private equity firm, and Senior Advisor of Monitor Company Group Limited Partnership, an international business strategy and consulting firm, which he joined in 1995. He was a Managing Director and President of Monitor Clipper Partners from its formation in 1997 until the end of 1999. Until October 1994 and for many prior years, Mr. Freedman was a senior partner of Coopers & Lybrand, where he served as Chairman and Chief Executive Officer of Coopers & Lybrand LLP, U.S. and as Chairman of Coopers & Lybrand International. Mr. Freedman is a Director of The Limited, Inc., Pathmark Stores, Inc., e-Studio Live, Inc. and Outcome Sciences, Inc.

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

Executive Officers and Significant Employees of the Registrant

                                                       Year Became an
Name                 Age   Position                   Executive Officer/
                                                      Significant Employee
___________________  ___   __________________________ ____________________

Allan R. Tessler     66    Chief Executive Officer           2000
                           and Chairman of the Board

Mark W. Hobbs        46    President and Chief
                           Operating Officer                 2000

Steven L. Korby      56    Executive Vice President and
                           Chief Financial Officer           2000

Mark E. Wilson       43    Vice President and Controller     2000

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

Mark E. Wilson was appointed Vice President and Controller in September 2000. From 1997 through his appointment with J Net, Mr. Wilson served as the United States and Latin American Manager of Finance and Corporate Development for Repsol-YPF, an international integrated energy company. From 1993 to 1997, Mr. Wilson served as a Manger in Coopers & Lybrand's utility industry practice. Prior to 1993, Mr. Wilson served as Corporate Controller for Snyder Oil Corporation and held various positions with progressive increases in responsibility with Diamond Shamrock Corporation.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation for those persons who were (i) the Chief Executive Officer, (ii) the other most highly paid executive officers, and (3) significant employees whose total annual salary and bonus exceeded $100,000 (collectively, the "Named Executives and Significant Employees") for service provided for the fiscal years ended June 30, 2002, 2001 and 2000.


                                        SUMMARY COMPENSATION TABLE
                       ________________________________________________________________________
                       Annual Compensation                               Long-Term Compensation
                       _________________________________________________ ______________________
                                                                  Awards           Payouts
                                                                  ______           _______
                                                   Other Annual   Stock Option
Name and                Fiscal                     Compensation     Awards       LTIP       All Other
Principal Position(1)    Year    Salary   Bonus        (2)      (in shares)(3)  Payout   Compensation
_____________________   ______   ________ ________ ____________ ______________  ______  _____________
Allan R. Tessler         2002    $      -  $     -  $50,000(4)      27,500      $   -    $      -
  Chief Executive
  Officer and Chairman   2001    $      -  $     -  $50,000(4)      27,500      $   -    $      -
  of the Board           2000    $      -  $     -  $50,000(4)      57,500      $   -    $102,496(5)

Mark W. Hobbs(7)         2002    $300,000  $     -  $     -              -      $   -    $      -
  President and Chief    2001    $300,000  $     -  $     -              -      $   -    $      -
  Operating Officer      2000    $  9,091  $     -  $     -        300,000      $   -    $      -

Steven L. Korby(8)       2002    $250,000  $     -  $     -              -      $   -    $      -
  Executive Vice
  President              2001    $250,000  $     -  $     -              -      $   -    $      -
  and Chief Financial
  Officer                2000    $  7,576  $     -  $     -        200,000      $   -    $      -

Michael Donahue(6)       2002    $291,667  $     -  $     -              -      $   -    $ 57,000
  Former Chief
  Executive Officer      2001    $ 83,333  $     -  $     -              -      $   -    $      -
  and Vice Chairman      2000    $      -  $     -  $     -              -      $   -    $      -
  of the Board -
  InterWorld

Mark E. Wilson(9)        2002    $150,000  $22,500  $     -              -      $   -    $      -
  Vice President and     2001    $105,379  $     -  $     -         40,000      $   -    $      -
  Controller             2000    $      -  $     -  $     -              -      $   -    $      -

(1) Reflects the primary capacity served during 2002, except where otherwise noted.

(2) The Named Executives and Significant Employees each received certain perquisites, the aggregate value of which did not exceed, as to any Named Executive in any of the last three fiscal years, the lesser of $50,000 or 10% of such Named Executive's annual salary and bonus.

(3) Represents the number of shares subject to options granted during the respective fiscal year.

(4) Includes fees earned by Mr. Tessler for services on the Board of Directors. Mr. Tessler, who has served as Chief Executive Officer since March 2000, did not receive a salary or bonus during 2002, 2001 or 2000.

(5) Includes value of 6,935 shares received via exercise of options, having a value on the date of exercise of $99,688. Also includes $2,808 for group life insurance premiums paid by Jackpot for the benefit of Mr. Tessler.

(6)  Mr. Donahue's 2001 compensation covers May 2001 through June
     2001, the period from which InterWorld became a consolidated subsidiary of the Company. Compensation for 2002 includes July
     2001 through March 2002 when Mr. Donahue resigned his position. All other compensation includes consulting fees paid to Mr. Donahue beginning in April 2002 for services rendered as a part time consultant.

(7) Mr. Hobbs was appointed President and Chief Operating Officer on June 21, 2000.

(8) Mr. Korby was appointed Executive Vice President and Chief Financial Officer on June 21, 2000. Mr. Korby also serves as Executive Vice President and Chief Financial Officer of InterWorld Corporation, a subsidiary of the Company. He has held such position since February 2001. Mr. Korby's salary, benefits and other costs related to services performed are billed to InterWorld on a time spent basis. Salary billed to InterWorld for the fiscal year ended June 30, 2001 was approximately $104,000. Because InterWorld is a consolidated subsidiary, the $104,000 billed from J Net to InterWorld is not presented as a reduction to Mr. Korby's salary.

(9)  Mr. Wilson was appointed Controller on September 11, 2000.

Option Grants
The following table summarizes information concerning individual grants of options, including the potential realizable dollar value of grants of options made during the fiscal year ended June 30, 2002, to each Named Executive and Significant Employees, assuming that the market value of the underlying security appreciates in value, from the date of grant to the end of the option term, at the assumed rates indicated in the following table.



                                 FISCAL 2002 OPTION GRANTS
                                 _________________________

                             Individual Grants                                     Option Term(1)
                        _______________________________________________________  __________________
                        Number of    Percent of Total
                        Securities   Options
                        Underlying   Granted to           Exercise
                        Options      Employees            Price       Expiration
Name                    Granted (#)  in Fiscal Year(2)   ($/Share)       Date      5% ($)    10%($)
___________________    ___________   ________________    _________    __________  ______     _______

Allan R. Tessler(3)      27,500            20%             $.65         6-30-07   $4,939     $10,913


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

(3) As a member of the Board of Directors on June 30, 2002, Mr. Tessler was automatically granted an option to purchase 27,500 shares of Common Stock on such date. Pursuant to the 1992 Incentive and Non-qualified Stock Option Plan, the exercise price for each June 30 automatic grant will be the fair market value of the Common Stock on the following September 30. For purposes of computing the potential realizable value of stock price appreciation for Mr. Tessler's option grant, an exercise price of $.65, representing the fair market value of the Common Stock on September 27, 2002 was used.

Option Exercises and Fiscal Year-End Values
The following table summarizes information with respect to the exercise of options to purchase Common Stock of J Net during the last fiscal year by each of the Named Executives and the value of unexercised options held by each of them as of the end of fiscal 2002. None of the Named Executives exercised any options during fiscal 2002.



                            AGGREGATED OPTION EXERCISES IN FISCAL 2002
                                 AND FISCAL YEAR-END OPTION VALUES

                                                   Number of Shares
                                                Underlying Unexercised          Value of Unexercised
                       Shares        Value         Options at Fiscal          In-the-Money Options at
                    Acquired on     Realized         Year-End (#)              Fiscal Year-End ($)
                    Exercise ($)      ($)       Exercisable/Unexercisable   Exercisable/Unexercisable(1)
                    ___________     ________    _________________________   ___________________________

Allan R. Tessler         -              -             140,000/ 27,500                 $0 / $0
Mark W. Hobbs            -              -             200,000/100,000                 $0 / $0
Steven L. Korby          -              -             133,333/ 66,667                 $0 / $0
Mark E. Wilson           -              -              13,334/ 26,666                 $0 / $0



(1) Based on the closing price of $.80 for J Net's Common Stock on the OTCBB on June 28, 2002.

Director Compensation
Directors who are not salaried employees of the Company receive annual fees of $32,000. In addition, a director who serves as a member of the Compensation Committee and/or Audit Committee is entitled to receive $10,800 and $7,200, respectively, per year. For the fiscal year ended June 30, 2002, Messrs. Freedman, Markin and Hirschfield each received aggregate fees of $50,000 and Mr. McDonald received $42,800. Mr. Tessler, who serves as Chairman of the Board and Chief Executive Officer of the Company, receives $50,000 per year as fees. Mr. Tessler receives no salary from the Company for his services as Chief Executive Officer.

The 1992 Incentive and Non-qualified Stock Option Plan (the "1992 Plan") provides that each individual who is a member of the Board of Directors on June 30 of any year, including any future director on any such date, will automatically be granted a nonqualified option to purchase 27,500 shares of Common Stock on each such June 30. The exercise price for each June 30 grant will be 100% of the fair market value of the Common Stock on the following September 30. Each option granted to a director will become exercisable after September 30 of each year and expire five years from the date of grant. On June 30, 2002 options to purchase an aggregate of 137,500 shares of Common Stock (27,500 each to Messrs. Tessler, Hirschfield, Freedman, Markin and McDonald) were automatically granted pursuant to the terms of the 1992 Plan. The exercise price will be determined on September 30, 2002.

Employment Agreements
On September 1, 2000 the Company entered into an employment agreement with Mr. Hobbs. Pursuant to the employment agreement, Mr. Hobbs is employed as President. The employment term commenced as of June 21, 2000 and will expire on June 21, 2003. Mr. Hobbs receives an annual base salary of $300,000. Mr. Hobbs' employment agreement entitles him to participate in an incentive bonus plan payable by the Company on such terms and conditions as determined by the Board or the Compensation Committee, in any event, not to exceed 50% of his base salary. In addition, Mr. Hobbs was granted a non-qualified option to purchase up to 300,000 shares of the Company's Common Stock. The option has an exercise price of $13.125 per share and shall vest as follows: 100,000 shares on June 21, 2001; 100,000 shares on June 21, 2002 and 100,000 shares on June 21, 2003. In addition, the option will vest immediately if the Company terminates Mr. Hobbs' employment without cause or if Mr. Hobbs terminates his employment for good reason. Mr. Hobbs' employment may be terminated for cause, without cause, by voluntary resignation, death or disability. If Mr. Hobbs' employment is terminated by the Company without cause, he shall be entitled to payment of all base salary earned but unpaid, any accrued but unused vacation pay, all expenses not yet reimbursed and all other benefits earned, accrued and owing (including any incentive bonus earned for the applicable fiscal year), plus equal monthly payments in an amount equal to his monthly rate of base salary plus the amount of any incentive bonus paid to him the prior fiscal year (if no bonus was paid for such prior fiscal year, 50% of base salary shall be deemed to be the incentive bonus paid for purposes of this calculation), annualized, divided by twelve, for a period the greater of twelve months or the remaining term of his employment with the Company. If he terminates his employment for good reason, such amount will be paid in one lump sum. Pursuant to Mr. Hobbs' agreement, he received the right to buy $2 million of the Company's Notes and to have the Company loan him $1 million to do so. Mr. Hobbs did not exercise his right to borrow such funds. As of June 30, 2002, Mr. Hobbs was beneficial owner of $2 million of the Company's Notes under a separate agreement with an unrelated party and no loan exists between the Company and Mr. Hobbs. In July 2002, the Notes were redeemed by the Company pursuant to a voluntary repurchase program.

Steven L. Korby, Executive Vice President and Chief Financial Officer, is employed pursuant to an employment agreement that was entered into on October 1, 2000. The employment term commenced as of June 21, 2000 and will expire on June 21, 2003. Mr. Korby receives an annual base salary of $250,000. Mr. Korby's employment agreement entitles him to participate in an incentive bonus plan payable by the Company on such terms and conditions as determined by the Board or the Compensation Committee, in any event, not to exceed 50% of his base salary. In addition, Mr. Korby was granted a non-qualified option to purchase up to 200,000 shares of the Company's Common Stock. The option has an exercise price of $13.125 per share and shall vest as follows: 66,666 shares on June 21, 2001; 66,667 shares on June 21, 2002 and 66,667 shares on June 21, 2003. In addition, the option will vest immediately if the Company terminates Mr. Korby's employment without cause or if Mr. Korby terminates his employment for good reason. Mr. Korby's employment may be terminated for cause, without cause, by voluntary resignation, death or disability. If Mr. Korby's employment is terminated by the Company without cause, he shall be entitled to payment of all base salary earned but unpaid, any accrued but unused vacation pay, all expenses not yet reimbursed and all other benefits earned, accrued and owing (including any incentive bonus earned for the applicable fiscal year), plus equal monthly payments in an amount equal to his monthly rate of base salary plus the amount of any incentive bonus paid to him the prior fiscal year, annualized (if no bonus was paid for such prior fiscal year, 50% of base salary shall be deemed to be the incentive bonus paid for purposes of this calculation), divided by twelve, for a period the greater of twelve months or the remaining term of his employment with the Company. If he terminates his employment for good reason, such amount will be paid in one lump sum. Pursuant to Mr. Korby's agreement, he received the right to buy $500,000 of the Company's Notes and to have the Company loan him $250,000 to do so. Such right was exercised by Mr. Korby in September 2000. In July 2002, the Notes were redeemed by the Company pursuant to a voluntary repurchase program. Mr. Korby's loan, plus accrued interest thereon, was deducted from the face value of his Note when the repurchase occurred.

Compensation Committee Interlocks and Insider Participation
The Compensation Committee consists of three non-employee directors. Currently the members of the Compensation Committee are Messrs. Freedman, Hirschfield, Markin and McDonald. See Item 13, Certain Relationships and Related Transactions, for a description of transactions and agreements in which members of the Compensation Committee and their associates were involved. None of the executive officers of J Net serves as a director of another corporation in a case where an executive officer of such other corporation serves as a director of J Net.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of September 15, 2002, certain information regarding the shares of Common Stock beneficially owned by (i) each beneficial holder of more than five percent of the outstanding shares of Common Stock ("Beneficial Holder"), (ii) each director, (iii) each Named Executive, (iv) each significant employee, and (v) all directors and executive officers of J Net as a group.

                         OWNERSHIP OF J NET COMMON STOCK
________________________________________________________________________
                                        Amount and Nature
Name of Beneficial Holder,                of Beneficial
Director, Named Executive                  Ownership of       Percent
or Identity of Group                     Common Stock (1)   of Class (1)
________________________________________________________________________
Beneficial Holders:
__________________

Gabelli Funds, Inc. (2)                     1,277,600          14.99%
Dimensional Fund Advisors (3)                 584,178           6.85%
Highfields Capital Management (4)             497,931           5.84%
Bedford Oaks Advisors LLC (5)                 491,000           5.76%
Enterprise Group of Funds (6)                 475,500           5.58%
David R. Markin                               487,820           5.57%
Allan R. Tessler                              478,557           5.52%
Alan J. Hirschfield                           440,000           5.05%

Directors other than Messrs. Markin, Tessler and Hirschfield
____________________________________________________________

Robert L. McDonald, Sr.                       343,984           3.92%
Eugene M. Freedman                             55,000             *

Named Executives other than Mr. Tessler
_______________________________________

Mark W. Hobbs                                 208,000           2.38%
Steven L. Korby                               133,333           1.54%

Significant Employees
_____________________

Mark E. Wilson                                 26,666             *

All directors and executive
officers as a group (10 persons)            2,173,361          22.27%
____________________________________________________________________
* less than one percent

(1) Includes shares of Common Stock which may be acquired upon the exercise of vested options held by the following: Mr. Markin (240,000), Mr. Tessler (167,500), Mr. Hirschfield (182,500), Mr.
     McDonald (240,000), Mr. Freedman (27,500), Mr. Hobbs (200,000), Mr.
     Korby (133,333) and Mr. Wilson (26,666) and all directors, executive officers and significant employees as a group (1,217,499). Excludes shares of Common Stock which may be acquired upon the exercise of unvested options held by the following: Mr. Markin (77,500), Mr. Tessler (27,500), Mr. Hirschfield (77,500), Mr. McDonald (77,500), Mr. Freedman (27,500), Mr. Hobbs (100,000), Mr. Korby (66,667) and
     Mr. Wilson (13,334) and all directors, executive officers and significant employees as a group (467,501). The nature of the beneficial ownership for all the shares is sole voting and investment power.

(2)  Based solely upon a Schedule 13D/A filed by Gabelli Funds on July 11,
     2002.

(3) Based solely upon a Schedule 13G/A filed by Dimensional Fund Advisors on February 12, 2002.

(4) Based solely upon a Schedule 13G/A filed by Highfields Capital Management on February 14, 2002.

(5) Based solely upon a Schedule 13G/A filed by Bedford Oak Advisors on February 12, 2002.

(6) Based solely upon a Schedule 13G filed by Enterprise Group of Funds on February 13, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Robert L. McDonald, Sr., a director of J Net, is a senior partner in the law firm of McDonald Carano Wilson McCune Bergin Frankovich & Hicks LLP ("McDonald Carano"), counsel to J Net. In addition, A. J. Hicks, a partner in McDonald Carano is the Secretary of J Net. For the fiscal year ended June 30, 2002, the amount of fees paid by the Company to McDonald Carano, based on representation provided by McDonald Carano to the Company, did not exceed 5% of the gross revenues of such firm for its last full fiscal year. The Company believes that the fees for the services provided by McDonald Carano were at least as favorable to the Company as the fees for such services from unaffiliated third parties.

In June 2000, the Company issued $6,250,000 of Notes to Messrs. Tessler, Markin, and Hirschfield, directors of the Company, or to entities controlled by these individuals or their adult children. In addition, officers and employees of the Company purchased $3,750,000 of Notes between June 2000 and October 2000. The principal amount of the Notes were payable on March 31, 2007 and bore interest at 8% per annum, payable on a quarterly basis. Such terms were identical to Notes issued to unrelated parties. All such Notes were repurchased pursuant to a voluntary repurchase offer in July 2002.

In connection with the purchase of $500,000 of Notes, the Company lent Mr. Korby $250,000 pursuant to a secured promissory which bore interest at 8% per annum. The loan was secured by the Note as collateral. In July 2002, when the Notes were repurchased by the Company pursuant to a voluntary repurchase, the loan, together with accrued interest thereon, was deducted from the payment to Mr. Korby.

Mr. Hobbs was a beneficial owner of $2,000,000 of Notes pursuant to an agreement with Mariner LLC, an unrelated entity that purchased $4,000,000 of Notes in October 2000. Under the arrangement, Mr. Hobbs obtained full economic benefit with respect to $1,000,000 of the Notes, including interest thereon and potential upside conversion to common stock and the sale thereof. With respect to the additional $1,000,000, Mr. Hobbs obtained potential upside upon conversion to common stock and the sale thereof. Mr. Hobbs was at risk in the event of default on the two million dollar original purchase price and had pledged his limited partnership interests in Mariner GP, LP as collateral against such default. The Note, in which Mr. Hobbs was a beneficial owner, was repurchased in July 2002 pursuant to a voluntary repurchase plan.

Mr. Tessler, Chairman and Chief Executive Officer of the Company, owns approximately 15% of J Net Venture Partners LLC (the "Manager"), the managing member of Venture I. The Manager is to be paid a fee from Venture I equal to 20% of the profits, if any, of Venture I after the accumulation of a preferred return to the investors of Venture I. Following the accumulation of a 35% internal rate of return, the 20% increases to 35%. The Company, which is obligated to advance certain expenses of the Manager will never own less than 51% of the Manager. There were no profits in Venture I during the twelve months ended June 30, 2002 and accordingly, no profits were paid to Mr. Tessler.

Michael Donahue served as Vice Chairman and Chief Executive Officer of InterWorld until March 2002, when he voluntarily resigned his position. Mr. Donahue continues to serve as a part time consultant to IWH.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

(b) Reports on Form 8-K

    J Net filed two reports on Form 8-K, dated May 3, 2002 and May 13, 2002, respectively.

    The form filed on May 3, 2002 disclosed in Item 5 that the Company had received notice from the New York Stock Exchange that its common shares would be suspended from trading effective May 8, 2002.

    The form filed on May 13, 2002 disclosed in Item 5 that J Net foreclosed on its secured promissory note with InterWorld Corporation.

(c)  Exhibits

     3.1  Articles of Incorporation of the Registrant, as amended (J)
     3.2  By-laws of the Registrant, as amended (A)
     4.1 Stockholder Rights Agreement dated as of July 11, 1994 between the Registrant and Continental Stock Transfer & Trust Company, as Rights Agent (D)
    10.1  Indemnification Agreement (Sample) (B)
    10.2  1992 Incentive and Non-qualified Stock Option Plan (C)(U)
    10.3  Employment Agreement with Don R. Kornstein (E)(U)
    10.4  License agreement with American Drug Stores, Inc. (F)
    10.5  License agreement with American Drug Stores, Inc. (F)
    10.6  License agreement with Lucky Stores, Inc. (F)
    10.7  License agreement with Kmart Corporation (G)
    10.8  License agreement with Albertson's, Inc. (G)
    10.9  License agreement with Rite Aid Corporation (H)
    10.10 License agreement with Rite Aid Corporation (H)
    10.11 Settlement Agreement with Albertson's, Inc. (J)
    10.12 First Amendment to Settlement Agreement with Albertson's, Inc.
          (J)
    10.13 First Amendment to License Agreement between Cardivan Company and Rite Aid Corporation (K)
    10.14 First Amendment to License Agreement between Corral Coin, Inc. and Rite Aid Corporation (K)
    10.15 Termination and Consulting Agreement between the Registrant and Don R. Kornstein (K)(U)
    10.16 Call Agreement dated as of March 1, 2000 among Keith A. Meister, Todd A. Meister and the Registrant (K)
    10.17 Put Agreement dated as of March 1, 2000, among Keith A. Meister, Todd A. Meister and the Registrant (K)
    10.18 Employment Agreement between the Registrant and George Congdon
          (U)
    10.19 Employment Agreement between the Registrant and Robert Torkar
          (U)
    10.20 Stock Purchase Agreement between E-T-T, Inc. and the Registrant
          (L)
    10.21 J Net Ventures I, LLC Operating Agreement (L)
    10.22 Subscription Agreement and Investment Representation (Sample)
          (L)
    10.23 Convertible Subordinated Note (Sample) (L)
    10.24 Registration Rights Agreement (Sample) (L)
    10.25 Employment Agreement between Registrant and Mark W. Hobbs (M)(U)
    10.26 Employment Agreement between Registrant and Steven L. Korby
          (M)(U)
    10.27 Securities Purchase Agreement dated October 12, 2000 by and among Jackpot Enterprises, Inc. and InterWorld Corporation (N)
    10.28 Loan Assumption and Forbearance Agreement dated October 12, 2000 by and between Michael Donahue and Jackpot Enterprises, Inc. (N)
    10.29 Call/Profit Participation Agreement dated October 12, 2000 by and between Michael Donahue and Jackpot Enterprises, Inc. (N)
    10.30 Modification letter dated October 30, 2000 to Stock Purchase Agreement between E-T-T, Inc. and the Registrant (M)
    10.31 Stock Purchase Agreement by and between InterWorld Corporation and J Net Enterprises, Inc. dated January 25, 2001 (O)
    10.32 Stand-By Purchase Agreement dated January 25, 2001 (O)
    10.33 Amended and Restated Loan Assumption and Forbearance Agreement dated April 4, 2001 by and between Michael Donahue and J Net Ventures I, LLC (P)
    10.34 Termination of Amended and Restated Loan Assumption and Forbearance Agreement dated June 29, 2001 by and among Michael Donahue, Excalibur Polo Farm, LLC, Ginny Bond Donahue and J Net Ventures I, LLC (Q)
    10.35 Promissory Note by and between InterWorld Corporation and J Net Enterprises, Inc. dated June 30, 2001 (Q)
    10.36 Security Agreement by and between InterWorld Corporation and J Net Enterprises, Inc. dated June 30, 2001 (Q)
    10.37 Assignment of Intellectual Property dated May 3, 2002 by and among J Net Enterprises, Inc., InterWorld Corporation and IW Holdings, Inc. (R)
    10.38 InterWorld Master Alliance Agreement (S)
    10.39 Acknowledgement of Default Assignment of Payments Agreement (S)
    21.1  List of Registrant's subsidiaries (T)
    23.1  Consent of Ernst & Young LLP (T)
    23.2  Consent of Deloitte & Touche LLP (T)
    99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. SS 1350, Section 906 of the Sarbanes-Oxley Act of 2002. (T)
    99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. SS 1350, Section 906 of the Sarbanes-Oxley Act of 2002 (T)
    99.3 Certification of Chief Executive Officer pursuant to 18 U.S.C. SS 1350, Section 302 of the Sarbanes-Oxley Act of 2002. (T)
    99.4 Certification of Chief Financial Officer pursuant to 18 U.S.C. SS 1350, Section 302 of the Sarbanes-Oxley Act of 2002. (T)

          (A) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended June 30, 1989.
          (B) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended June 30, 1991.
          (C)  Incorporated by reference to Registrant's 1992 Proxy
               Statement.
          (D) Incorporated by reference to Registrant's Form 8-A dated July 12, 1994.
          (E) Incorporated by reference to Registrant's Form 10-Q for the quarter ended September 30, 1994.
          (F) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended June 30, 1997.
          (G) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended June 30, 1998.
          (H) Incorporated by reference to Registrant's Form 10-Q for the quarter ended March 31, 1999.
          (I) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended June 30, 1999.
          (J) Incorporated by reference to Registrant's Form 10-Q for the quarter ended December 31, 1999.
          (K) Incorporated by reference to Registrant's Form 10-Q for the quarter ended March 31, 2000.
          (L) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended June 30, 2000.
          (M) Incorporated by reference to Registrant's Form 10-Q for the quarter ended September 30, 2000.
          (N) Incorporated by reference to Registrant's Form 8-K filed October 25, 2000.
          (O) Incorporated by reference to Registrant's Form 8-K filed February 2, 2001.
          (P) Incorporated by reference to Registrant's Form 10-Q for the quarter ended March 31, 2001.
          (Q) Incorporated by reference to Registrant's Annual Report on From 10-K for the year ended June 30, 2001.
          (R) Incorporated by reference to Registrant's Form 8-K filed May 13, 2002.
          (S) Incorporated by reference to Registrant's Form 10-Q for the quarter ended March 31, 2002.
          (T)  Included herein.
          (U) Management contract or compensatory arrangement which is separately identified in accordance with Item 14(a)(3) of Form 10-K.

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

Dated:  September 30, 2002                J NET ENTERPRISES, INC.
                                                (Registrant)

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

    Signature                        Title                   Date
_____________________________ ________________________ ___________________

/s/ Allan R. Tessler          Chief Executive Officer
____________________          and Chairman of the
Allan R. Tessler              Board                     September 30, 2002

/s/  Steven L. Korby          Executive Vice President
____________________          and Chief Financial
Steven L. Korby               Officer(Principal
                              Financial Officer)        September 30, 2002

/s/ Eugene M. Freedman        Director                  September 30, 2002
______________________
Eugene M. Freedman

/s/ Alan J. Hirschfield       Director                  September 30, 2002
_______________________
Alan J. Hirschfield

/s/ David R. Markin           Director                  September 30, 2002
___________________
David R. Markin

/s/ Robert L. McDonald, Sr.   Director                  September 30, 2002
__________________________
Robert L. McDonald, Sr.

                   J NET ENTERPRISES, INC. AND SUBSIDIARIES
              INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA
                     AND FINANCIAL STATEMENT SCHEDULES
                            [ITEMS 8 AND 14(a)]
(1) FINANCIAL STATEMENTS:

    Reports of Independent Auditors

    Consolidated Balance Sheets June 30, 2002 and 2001

    Consolidated Statements of Operations
    Years Ended June 30, 2002, 2001 and 2000

    Consolidated Statements of Stockholders' Equity
    Years Ended June 30, 2002, 2001 and 2000

    Consolidated Statements of Cash Flows
    Years Ended June 30, 2002, 2001 and 2000

    Notes to Consolidated Financial Statements

(2) SUPPLEMENTARY DATA:

    Quarterly Financial Information (Unaudited)
    Years Ended June 30, 2002 and 2001

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

Report of Independent Auditors

We have audited the accompanying consolidated balance sheets of J Net Enterprises, Inc. and subsidiaries (the "Company") as of June 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of J Net Enterprises, Inc. and subsidiaries at June 30, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Ernst & Young LLP


New York, New York
September 9, 2002

The Board of Directors and Stockholders of
J Net Enterprises, Inc., formerly Jackpot Enterprises, Inc.:

We have audited the accompanying consolidated statements of income, stockholders' equity, and cash flows of J Net
Enterprises, Inc. and subsidiaries, formerly Jackpot
Enterprises, Inc. (the "Company") for the year ended
June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, such consolidated financial statements referred to above of J Net Enterprises, Inc. present fairly, in all material respects, the results of its operations and its cash flows for the year ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP
Las Vegas, Nevada

September 25, 2000


                 J NET ENTERPRISES, INC. AND SUBSIDIARIES
           CONSOLIDATED BALANCE SHEETS - JUNE 30, 2002 AND 2001
                        (Dollars in thousands)


        ASSETS                               2002          2001
        ______                             ________      ________

Current assets:
  Cash and cash equivalents                $  6,674      $ 24,272
  Short-term investments                     29,590        27,381
  Accounts receivable, net of $109
    and $0 allowance                            213         1,532
  Current portion of notes receivable -
    related parties                             288         1,288
  Note receivable                               132             -
  Federal income taxes receivable               983         6,538
  Assets held for sale                        4,950         5,450
  Prepaid expenses                              351           927
  Other current assets                          293           629
                                           ________      ________
      Total current assets                   43,474        68,017
                                           ________      ________

Investments in technology-related
  businesses                                  2,425         3,290

Property and equipment, net of
  accumulated depreciation                      180         4,010

Deferred income taxes                             -           885

Other non-current assets                        764         1,211
                                           ________      ________

      Total assets                         $ 46,843      $ 77,413
                                           ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses $ 4,095 $ 7,699 Current portion of convertible subordinated notes - repurchased in
    July 2002                                27,750             -
  Deferred revenue and customer deposits      1,306         3,122
                                           ________      ________
      Total current liabilities              33,151        10,821
                                           ________      ________

Convertible subordinated notes                    -        27,750
Deferred rent                                   213           356
Other non-current liabilities                   212             -

Commitments and contingencies (Note 14)

Stockholders' equity:
  Preferred stock - authorized
    1,000,000 shares of $1 par value;
    none issued
  Common stock - authorized
    60,000,000 shares of $.01 par
    value; 10,233,470 shares issued             102           102
  Additional paid-in capital                 75,250        75,250
  Accumulated deficit                       (46,031)      (20,795)
  Less 1,708,927 and 1,708,918 shares of
    common stock in treasury for each
    period, at cost                         (16,054)      (16,054)
  Accumulated other comprehensive income
   (loss)                                         -           (17)
                                           ________      ________
      Total stockholders' equity             13,267        38,486
                                           ________      ________
      Total liabilities and stockholders'
        equity                             $ 46,843      $ 77,413
                                           ========      ========

See Notes to Consolidated Financial Statements.

                 J NET ENTERPRISES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                 YEARS ENDED JUNE 30, 2002, 2001 AND 2000
               (Dollars in thousands, except per share data)

                                       2002       2001      2000
                                    ________    ________   ________
Revenues, net:
  Product licenses                  $  1,343    $      7   $      -
  Maintenance                          3,292         809          -
  Services                             1,180       1,340          -
                                    ________    ________    _______
    Total revenues, net                5,815       2,156          -
                                    ________    ________    _______

Cost of revenues:
  Product licenses                       400         430          -
  Maintenance                            343         119          -
  Services                             2,169         328          -
                                    ________    ________    _______
      Total cost of revenues           2,912         877          -
                                    ________    ________    _______
Gross profit                           2,903       1,279          -

Operating expenses:
  Research and development             5,125       2,264          -
  Sales                                5,981       2,142          -
  Marketing alliances                  1,616       1,085          -
  General and administrative
    (including stock based
    compensation of $0, $190
    and $0 for the years ended
    June 30,  2002, 2001 and 2000,
    respectively)                      7,971      16,888      3,935
  Loss on disposal and impairments
    of assets                          2,703      24,281          -
  Restructuring and unusual charges    6,362       1,140      2,835
  Gains from settlements with
    unsecured creditors                 (669)          -          -
                                    ________    ________    _______
      Total operating expenses        29,089      47,800      6,770
                                    ________    ________    _______

Operating loss from continuing
  operations                         (26,186)    (46,521)    (6,770)
                                    ________    ________    _______

Other income (expense):
  Net fee from terminated merger           -           -     11,116
  Gain on sale of short-term
    investments                            -           -      2,361
  Interest and other income            3,485       5,524      2,068
  Interest expense                    (2,299)     (5,889)         -
  Equity losses in technology-related
    businesses                             -     (26,121)       (62)
                                    ________    ________    _______
      Total other income (expense)     1,186     (26,486)    15,483

Income (loss) from continuing
  operations before income tax       (25,000)    (73,007)     8,713
                                    ________    ________    _______
Provision (benefit) for Federal
  income tax                             236     (11,558)     2,418
                                    ________    ________    _______
Income (loss) from continuing
  operations net of tax              (25,236)    (61,449)     6,295
                                    ________    ________    _______

Income (loss) from discontinued
  operations net of taxes of $0,
  $(99) and $177 for the years
  ended June 30, 2002, 2001 and
  2000, respectively                       -        (250)       346

Gain on sale of discontinued
  operations, net of taxes of
  $6,711                                   -      13,004          -
                                    ________    ________    _______
Discontinued operations, net of tax        -      12,754        346
                                    ________    ________    _______
Net income (loss)                    (25,236)    (48,695)     6,641

Other comprehensive income
  (loss):
    Cumulative translation
      adjustment                          17         (17)         -
                                    ________    ________    _______

      Comprehensive income (loss)   $(25,219)   $(48,712)   $  6,641
                                    ========    ========    ========

Basic earnings (loss) per share:
Income (loss) from continuing
  operations                        $  (2.96)   $  (6.95)   $    .73
Income from discontinued
  operations                               -        1.44         .04
                                    ________    ________    ________

Basic income (loss) per share       $  (2.96)   $  (5.51)   $    .77
                                    ========    ========    ========

Dilutive earnings (loss) per share
Income (loss) from continuing
  operations                        $  (2.96)   $  (6.95)   $    .71
Income from discontinued
  operations                               -        1.44         .04
                                    ________    ________    ________
Dilutive income (loss) per share    $  (2.96)   $  (5.51)   $    .75
                                    ========    ========    ========

See Notes to Consolidated Financial Statements.


                             J NET ENTERPRISES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            YEARS ENDED JUNE 30, 2002, 2001 AND 2000
                                (Dollars and shares in thousands)

                                                                                   Accumulated
                       Common Stock  Additional   Retained    Treasury Stock          Other
                      _______________ Paid-In     Earnings    _________________   Comprehensive
                      Shares   Amount Capital     (Deficit)    Shares    Amount  Income (loss)   Totals
                      ______   ______ _________   _________   _______    _______ _______________ _______

Balance June 30,
  1999                9,860    $ 99   $66,465     $21,069     (1,244)   $(13,776)      $757     $74,614
Comprehensive
income:
  Income from
    continuing
    operations                                      6,295                                         6,295
  Income from
    discontinued
    operations,
    net of tax                                        346                                           346
  Other
    comprehensive
    income:
    Unrealized
      gain on
      available-
      for-sale
      securities,
      net of tax
      and
      reclass-
      ification
      adjustment
     (See Note 1 and
     disclosure below)                                                                (757)       (757)
                                                                                               _______
Total comprehensive
  income                                                                                         5,884
Tax benefit from
  stock options                             83                                                      83
Issuance of shares
   on exercise
   of stock options       28               295                                                     295
Repurchases of common
  stock                                                           (15)       (1)                    (1)
Issuance of shares for
  investments in
  technology-related
  businesses	          325      3      4,233                                                   4,236
Issuance of shares for
  cancellation of stock
  options                 20               299                                                     299

Amount allocated to
  additional paid-in
  capital in
  connection
  with the issuance
  of the 8%
  convertible
  subordinated
  notes
  (see Note 2)                          2,500                                                   2,500
Balance June 30,
  2000               10,233    $102   $73,875   $27,710     (1,259)  $(13,777)      $   -     $87,910
                     ______    ____   _______   _______     ______   ________       _____     _______

Comprehensive
  income (loss):
    Income (loss)
    from
    continuing
    operations                                  (61,449)                                       (61,449)
Cumulative
  translation
  adjustment                                                                          (17)         (17)
Income from
  discontinued
  operations,
  net of tax                                     12,754                                         12,754
                                                                                                _______
Total
  Comprehensive
    loss                                                                                        (48,712)
  Amortization of
    employee stock
    options                                         190                                             190
Repurchases of
  common stock                                                  (450)   (2,277)                  (2,277)
Amount allocated
  to additional
  paid-in capital
  in connection
  with the
  issuance of the
  8% convertible
  subordinated
  notes
  (See Note 2)                          1,375                                                   1,375
                     ______    ____   _______   _______     ______   ________       _____     _______
Balance June 30,
  2001               10,233    $102   $75,250   $(20,795)   (1,709)  $(16,054)      $(17)     $38,486
Comprehensive income
  (loss):
  Net loss                                       (25,236)                                     (25,236)
Cumulative
  translation
  adjustment                                                                          17           17
                                                                                             ________
Total
  Comprehensive
    loss                                                                                      (25,219)
                     ______    ____   _______   _______     ______   ________       _____     _______

Balance June 30,
  2002               10,233    $102   $75,250   $(46,031)   (1,709)  $(16,054)      $   -     $13,267
                     ======    ====   =======   ========     =====   ========        =====    =======

For fiscal 2000:
Disclosure of reclassification amount:
Unrealized gain for the year ended
  June 30, 2000                          $    777
Less reclassification adjustment for
  gain included in net income              (1,534)
                                         ________
Unrealized gain on available-for-sale
  securities, net of tax                 $   (757)
                                         ========

See Notes to Consolidated Financial Statements.


                       J NET ENTERPRISES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                        YEARS ENDED JUNE 30, 2002, 2001 AND 2000
                               (Dollars in thousands)

                                               2002      2001     2000
                                             ________  _______   _______
Operating activities:
  Net income (loss)                          $(25,236) $(48,695) $  6,641
  Adjustments to reconcile net
    income (loss) to net cash provided
    by (used in) operating activities:
      Equity in loss of technology-related
        businesses                                  -    26,121        62
  Loss on disposal and impairments of assets    5,962    24,281         -
  Bad debt expenses and losses on loans           109     8,582         -
  Amortization of original issue
    debt discount                                   -     3,875         -
  Amortization of stock-based compensation          -       190         -
  Depreciation                                    551       814        38
  Deferred income taxes                           885    (1,263)      (71)
  Gain on sale of short-term investments            -         -    (2,361)
  (Income) loss from discontinued
    operations, net of ($99) and $177
    of tax for years ended June 30,
    2001 and 2000, respectively                     -       250      (346)
  Gain on sale of route operations, net of
    $6,711 tax                                      -   (13,004)        -
  Net fee from terminated merger                    -         -   (11,116)
  Changes in operating assets/liabilities:
    Federal income taxes receivable             5,555   (13,150)        -
    Accounts receivable                         1,210     2,280         -
    Marketable securities                      (2,209)   (1,937)        -
    Prepaid expenses and other
      current assets                              905      (955)      (15)
    Notes receivable, related parties           1,000      (288)        -
    Other non-current assets                      289      (278)     (474)
    Accounts payable and other current
      liabilities                              (3,604)     (981)      171
    Deferred revenue and customer deposits     (1,816)     (610)        -
    Deferred rent and other                      (126)       (8)        -
                                            _________  ________   _______
        Net cash used in continuing
          operations                          (16,525)  (14,776)   (7,471)
        Net cash provided by discontinued
          operations                                -     1,435     8,389
                                            _________  ________   _______
        Net cash provided by (used in)
          operating activities                (16,525)  (13,341)      918

Investing activities:
  Investments in technology-related
    businesses                                 (1,338)  (30,767)  (19,099)
    Investment in notes receivable               (125)  (12,490)        -
    Proceeds from sale of assets                  260         -         -
    Purchase of property and equipment            (82)   (2,507)      (11)
    Security deposits received                    212         -        -
    Investment in marketable securities             -   (25,444)       -
    Break-up fee from terminated merger             -         -   13,500
    Proceeds from sale of short-term
      investments                                   -         -    8,488
    Cash of InterWorld at acquisition               -     4,378        -
    Proceeds from sale of discontinued
      operations                                    -    36,905        -
    Increase in lease acquisition costs
      and noncurrent assets                         -         -   (1,669)
                                            _________  ________   _______
        Net cash provided by (used in)
          investing activities -
          continuing operations                (1,073)  (29,925)   1,209
                                            _________  ________   _______
        Net cash used in discontinued
          operations                                -    (2,525)   (1,001)
        Net cash provided by (used in)
          investing activities                 (1,073)  (32,450)      208

Financing activities:
  Proceeds from convertible
    subordinated notes                              -    12,250    14,250
  Proceeds from issuance of common stock            -         -       594
  Repurchases of common stock                       -    (2,277)       (1)
  Other                                             -         -       (16)
                                            _________  ________   _______
        Net cash provided by (used in)
          financing activities                      -     9,973    14,827
                                            _________  ________   _______
Net increase (decrease) in cash and cash
  equivalents                                 (17,598)  (35,818)   15,953
Cash and cash equivalents at beginning
  of period                                    24,272    60,090    44,137
                                            _________  ________   _______

Cash and cash equivalents at end of period  $   6,674  $ 24,272   $60,090
                                            =========  ========   =======

Supplemental disclosures of cash flow data:
  Cash paid during the year for:
    Federal income tax                      $       -  $  2,300   $ 2,650
    Interest paid                           $   1,667  $  1,976   $     -
Non-cash investing and financing
  activities:
    Value of notes receivable discharged
      in exchange for common stock          $   1,024  $      -   $     -
    Debt discount on convertible
      subordinated notes                    $       -  $  1,375   $ 2,500
    Minority interest in subsidiary         $       -  $ (2,514)  $ 2,514
    Note receivable - related parties       $       -  $    250   $ 1,000
    Property received in foreclosure on
      loans                                 $       -  $  5,450   $     -
    Tax benefit from exercise of stock
      options                               $       -  $      -   $    83
    Issuance of common stock for
      investments in technology-related
      businesses                            $       -  $      -   $ 4,236


See Notes to Consolidated Financial Statements

                          J NET ENTERPRISES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Significant Accounting Policies And Business
Business:
J Net Enterprises, Inc. ("J Net" or the "Company") is a holding company with concentrated investments in enterprise software applications ("E-Commerce Operations") and technology infrastructure companies (the "Technology-Related Businesses").

E-Commerce Operations are conducted through IW Holdings, Inc. ("IWH"), a wholly-owned subsidiary of the Company and successor entity of InterWorld Corporation ("InterWorld"). InterWorld is a separate publicly traded entity in which J Net owns 95.3% of the outstanding equity securities. As a result of events in April and May 2002, which are more fully described below, IWH became the owner of the intellectual property and other assets of InterWorld. Unless specifically stated otherwise, IWH is intended to describe the E-Commerce Operations of the Company. References to InterWorld are specific to that entity, which remains a consolidated subsidiary of J Net, but is presently inactive.

From June 2001 through March 2002, J Net was a senior secured creditor of InterWorld under terms of a secured promissory note (the "Secured Note") and held a security interest on the assets, including intellectual property, of InterWorld. Advances under the Secured Note were made by J Net at its sole discretion. As of March 31, 2002, such advances totaled $17.2 million, excluding interest. Concurrent with the execution of the Strategic Partnership Agreement with Titan, InterWorld and J Net entered into an Acknowledgment of Default and Assignment of Payments Agreement (the "Default Agreement"). In addition to InterWorld acknowledging its default under the Secured Note between InterWorld and J Net, the Default Agreement assigned all proceeds received by InterWorld to be directed to J Net, including proceeds derived from revenues created from the Strategic Partnership Agreement with Titan.

In April 2002, the Company was notified by the New York Stock Exchange ("NYSE") that the NYSE was initiating steps to delist shares of the common stock, par value $.01 per share (the "Common Stock") of J Net. On May 8, 2002 the NYSE formally delisted shares of Common Stock of J Net from its exchange. J Net's Common Stock is now quoted on the over-the-counter bulletin board ("OTCBB") and trades under the symbol "JNEI".

J Net also holds minority investments in other technology companies including, but not limited to, systems development and software companies. These investments are held directly by the Company, or by J Net Ventures I, LLC (the "Fund" or "Ventures I"), a fund owned and managed by the Company. As a result of changes in market conditions with respect to Technology-Related Businesses and the significance of the E-Commerce Operations, J Net has significantly curtailed its minority investment strategy conducted through Ventures I and concentrated its efforts and financial resources on its E-Commerce operations.

Products:
E-Commerce Operations products include software that addresses distributed order management, customer relationship management, supplier relationship management, sales channel management, and business intelligence. Existing customers cover a wide range of industries including retail, manufacturing, distribution, telecommunications and transportation. IWH's software products run on the industry standard J2EE server.

Marketing:
Beginning in February 2002, marketing of IWH's products are conducted through a Strategic Partnership Agreement with Titan Ventures, L.P. ("Titan"). Under this agreement, Titan has an exclusive right to market IWH's products in the Americas and upon the achievement of certain milestones, earns a right to a percentage of IWH's equity. Proceeds from the sale of products are shared between Titan and the Company. Costs of the marketing efforts are borne entirely by Titan.

Business segments:
The Company has two reportable business segments: E-Commerce Operations and Technology-Related Businesses. Prior to May 2001, the Company operated in only one segment, the Technology-Related Businesses. The Technology-Related Businesses include the effect of transactions and operations of the Company's non-consolidated investments. All intersegment activity has been eliminated. Accordingly, segment results reported exclude the effect of transactions between the Company and its subsidiary. Assets are the owned assets used by each operating segment.

Principles of consolidation and basis of presentation:
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions are eliminated. The Company's fiscal year ends on June 30. Unless the context indicates otherwise, references to "2002", "2001" and "2000" are for the fiscal years ended June 30, 2002, 2001 and 2000, respectively.

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

Cash equivalents:
Cash equivalents are liquid investments comprised primarily of debt instruments and money market accounts with maturities of three months or less when acquired. Cash equivalents are stated at cost which approximates fair value due to their short maturity.

Short-term investments:
In October and November 2000 and January 2001, the Company invested a total of $25.4 million in Mariner Partners, L.P. ("Mariner"), a private investment fund. Mariner employs a multi-strategy approach, emphasizing market neutral and event driven styles, to opportunistically seek, identify, and capitalize on investment opportunities across the financial markets. J Net can withdraw all or a portion of its investment upon 45 days prior written notice. The Company classifies those securities as short-term investments and records changes in the value of the accounts in the item captioned interest and other income in the accompanying Consolidated Statement of Operations.

Fair value of financial instruments:
The carrying value of certain of the Company's financial instruments, including accounts receivable, accounts payable and accrued expenses approximates fair value due to their short maturities. The unregistered convertible subordinated notes (see Note 2) are not traded in the open market and a market price is not available. Based on the repurchase of the Notes in July 2002, the carrying value approximated fair value.

The consolidated balance sheet as of June 30, 2002 contains approximately $2.3 million of unsecured creditor liabilities for InterWorld, which are legally separate and distinct from J Net. As a result of J Net's foreclosure on its Secured Note with InterWorld and the transfer of assets, contracts, intellectual property and employees to IWH, InterWorld does not have financial resources to pay the face value of these obligations. Management of J Net has been actively negotiating with the significant creditors to settle certain liabilities since the foreclosure on the Secured Note. Between April 2002 and June 2002, liabilities with a face value of $1.0 million have been settled for approximately $.3 million. Management expects, but cannot provide assurance, that the remaining obligations will be settled at substantially less than their face value.

Financial instruments with concentration of credit risk:
The financial instruments that potentially subject J Net to concentrations of credit risk consist principally of cash and cash equivalents. J Net maintains cash and certain cash equivalents with financial institutions in amounts which, at times, may be in excess of the FDIC insurance limits. J Net's cash equivalents are invested in several high-grade securities which limit J Net's exposure to concentrations of credit risk.

The Company owns short-term investments which are managed by Mariner. While Mariner has consistently generated above average returns relative to hedge fund industry benchmarks, such returns are subject to fluctuation in the future.

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

In 2001, the Company used the equity method to account for its investments in InterWorld (up to May 2001, when the consolidation method was applied), Alistia, Inc., Digital Boardwalk, LLC and TechTrader, Inc. All of the investments were in the form of preferred stock. When common stockholders' equity is a deficit, equity losses are recognized in accordance with the company's proportionate ownership percentages in preferred stock. The applicable percentage of equity losses recognized in 2001 was 100% for InterWorld, 39.8% for Alistia, Inc., 100% for Digital Boardwalk, Inc., and 42.1% for TechTrader, Inc. As a result of the business combination with InterWorld, the consolidation method was applied beginning May 1, 2001.

There were no equity method investments remaining after the fiscal year ended June 30, 2001.

For the period from November 2000 through April 2001, J Net owned $20 million of mandatorily redeemable preferred stock of InterWorld (the "Preferred Stock"). The Preferred Stock voted on an "as-if" converted basis with common stock, which represented approximately 10% voting rights. J Net used the equity method of accounting during the time it owned the Preferred Stock. In May 2001, when the redemption of the Preferred Stock became due, J Net exchanged the Preferred Stock for common stock in lieu of cash. As a result of this redemption, J Net became a 95.3% owner of the equity securities and began using the consolidation method for InterWorld. The results of IWH, the successor entity to InterWorld's operations after the Company's foreclosure on its Secured Note with InterWorld in May 2002, are also consolidated with operating results of J Net.

Investments in debt and equity securities:
The Company accounts for investments in debt and equity securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). This statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities, and requires such securities be classified as either held to maturity, trading, or available-for-sale. Management determines the appropriate classification of its investments in securities at the time of purchase and reevaluates such classification at each balance sheet date. SFAS 115 requires that available-for-sale securities be carried at fair value with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Unrealized gains and losses for available-for-sale securities are recorded as comprehensive income (loss) and are excluded from earnings. Realized gains from sales of available-for-sale securities in 2000 were $2.4 million. There were no realized gains from sales of investment securities in 2002 or 2001.

Stock-based compensation:
The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") for stock options while disclosing pro forma net earnings (loss) and net earnings (loss) per share as if the fair value method had been applied in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and Emerging Issues Task Force Issue 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services". On July 1, 2000, the Company also adopted provisions contained in the Financial Accounting Standard Board of the American Institute of Certified Public Accountants ("AICPA") Interpretation 44 ("FIN 44"), which provided clarification on the application of APB 25.

Accounting for Derivative Instruments and Hedging Activities:
Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by Statements of Financial Accounting Standards No. 137 and No. 138 in June 1999 and June 2000, respectively, require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position. This statement also defines and allows companies to apply hedge accounting to its designated derivatives under certain instances. It also requires that all derivatives be marked to market on an ongoing basis. This applies whether the derivatives are stand-alone instruments, such as warrants or interest rate swaps, or embedded derivatives, such as call options contained in convertible debt investments. Along with the derivatives, in the case of qualifying hedges, the underlying hedged items are also to be marked to market. These market value adjustments are to be included either in the income statement or other comprehensive income, depending on the nature of the hedged transaction. The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over the counter market. In cases where derivatives relate to financial instruments of non public companies, or where quoted market prices are otherwise not available, such as for derivative financial instruments, fair value is based on estimates using present value or other valuation techniques.

As a result of the Company's abandonment of its investment in TechTrader, Inc. in 2001, a warrant previously classified as an asset was expensed and reported as an impairment in the amount of $1.5 million.

The Company did not have any derivative instruments at June 30, 2002.

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

Assets held for sale:
Assets which will be sold rather than used are recorded at their estimated fair value less estimated cost to sell. As of June 30, 2002, the Company holds 40 acres of land with building improvements in the village of Wellington, Florida. The property was received as a result of a foreclosure on a loan to Michael Donahue, the former Vice Chairman and Chief Executive Officer of InterWorld. The property is not core to J Net's business and is currently listed for sale. The carrying value of $5.0 million is net of carrying and sales costs. During the year ended June 30, 2002, the carrying value of this asset was reduced by $.3 million to reflect higher operating costs due to the extended holding period of the property.

Income taxes:
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires that deferred tax assets and liabilities arising from temporary differences between book and tax bases will be recognized using enacted rates at the time such temporary differences reverse. In the case of deferred tax assets, SFAS 109 requires a reduction in deferred tax assets if it is more likely than not that some portion or all of the deferred tax will not be realized.

As of June 30, 2002, the Company is carrying a $1.0 million receivable, which represents an estimate of tax refunds resulting from the carry-back of operating losses incurred during 2002. There are accumulated deferred tax assets of $17.9 million, which are offset by a valuation allowance pursuant to SFAS 109. Such losses are limited by certain IRS regulations. While management continues to take actions required to turn the Company profitable, the ability to generate income at levels sufficient to realize the accumulated deferred benefits is not determinable at this time.

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

Recently issued accounting standards:
In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 142 addresses the initial measurement and recognition of intangible assets acquired outside of a business combination, whether acquired with a group of other assets or acquired individually, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment test on an annual basis at a minimum. The Company will adopt SFAS 141 and SFAS 142 beginning July 1, 2002. As of June 30, 2002, the Company had no goodwill or other intangible assets due to previous impairments or losses incurred on investments where goodwill had been recorded. The Company expects that the adoption will not have a material impact on future financial statements.

The FASB issued a Statement on Asset Impairment ("SFAS 144") that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supercede FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and provide a single accounting model for long-lived assets to be disposed of.

Although retaining many of the fundamental recognition and measurement provisions of Statement 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets held-for-sale are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized.

The Company will adopt SFAS 144 on July 1, 2002 and does not anticipate its application to have a significant impact on the results of operations as compared with practices in place today.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement 13, and Technical Corrections ("SFAS 145"). For most companies, SFAS 145 will require gains and losses from the extinguishment of debt to be classified as a component of income or loss from continuing operations. Prior to the issuance of SFAS 145, early debt extinguishments were required to be recognized as extraordinary items. SFAS 145 amended other previously issued statements and made numerous technical corrections. With the exception of the accounting treatment for extinguishments of debts, those other modifications are not expected to impact the consolidated financial statements of the Company. SFAS 145 is effective for fiscal years beginning after May 15, 2002. However, early adoption of the provisions of SFAS 145 is encouraged. Accordingly, the Company has applied such provisions in the accompanying consolidated financial statements for its fiscal year ended June 30, 2002.

The FASB recently issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 nullifies the Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". SFAS 146 requires that a liability associated with an exit or disposal activity be recognized when the liability is incurred while EITF Issue No. 94-3 recognized such liabilities at such time that an entity committed to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002 with early application encouraged.

Note 2 - Convertible Subordinated Notes
In fiscal years 2000 and 2001 the Company completed an offering of $27.75 million of unregistered Convertible Subordinated Notes (the "Notes") to a group of private investors. Investors included officers and directors of the Company or entities controlled by such directors and certain employees (see Note 10).

The principal amount of the Notes was payable on March 31, 2007 and bore interest at 8% per annum, payable on a quarterly basis. At the option of the holder of a Note, a Note was convertible into the Company's common stock at any time after June 1, 2001. The number of shares of common stock to be received by a Note holder upon conversion was determined by dividing the principal amount of the Note by the conversion price in effect at the time of the conversion, which was initially $10.75. The conversion price was subject to adjustment in the event of any subdivision, combination, or reclassification of outstanding shares of the Company's common stock.

For financial statement purposes, a substantial portion of the Notes were deemed to have been in-the-money at the commitment date. The Company calculated the beneficial conversion feature as the difference between the fair value of the common stock at the commitment date and the initial conversion price, multiplied by the number of shares into which the debt is convertible. For the fiscal year ending June 30, 2000 approximately $2.5 million of the proceeds from issuance of the Notes was recorded as debt discount and allocated to additional paid-in capital. Additional Notes issued during the fiscal year ended June 30, 2001 resulted in additional discount of $1.4 million. Because the earliest date available for the holders to convert the Notes to common stock was June 1, 2001, the entire debt discount was amortized to interest expense during the fiscal year ended June 30, 2001.

In May 2002, a special committee of the Board of Directors (the "Committee"), consisting solely of directors who did not hold any direct or indirect financial interest in the Notes was formed to investigate the possibility of repurchasing the Notes. After evaluating, among other things, the risk profile associated with the Company's cash investment strategy and the reduced yield that would result from a more conservative program, the Committee determined that redeeming the Notes would be in the best interest of the Company. As a result of the Committee's decision, the Company extended a voluntary repurchase offer to the holders of the Notes. The offer was made at the face value of each Note, but excluded accrued interest since March 31, 2002, the last interest payment date.

In June 2002, all of the existing holders of the Notes agreed to accept the terms of the voluntary repurchase offer. In July 2002, cash payments of $27.3 million, representing the face value of the Notes less recoupments of loans made to an officer and a former employee which were secured by the Notes, were executed. Funds to pay the obligation were derived by liquidating a substantial portion of the Company's short-term investments.

Following is an unaudited condensed consolidated pro forma balance sheet as of June 30, 2002 reflecting the repurchase of the Notes in July 2002 (dollars in thousands):

                                  Historical   Repurchase   Pro forma
                                  __________   __________   _________
Assets
Cash and short term investments     $36,264     $(27,330)    $ 8,934
Notes receivable                        420         (420)          -
Other current assets                  6,790            -       6,790
                                    _______     ________     _______
      Total current assets           43,474      (27,750)     15,724
Investments and noncurrent assets     3,369            -       3,369
                                    _______     ________     _______
      Total Assets                  $46,843     $(27,750)    $19,093
                                    =======     ========     =======

Liabilities and stockholders'
  equity
    Convertible subordinated notes   27,750      (27,750)          -
    Other current liabilities         5,401         (553)      4,848
    Other noncurrent liabilities        425            -         425
      Total stockholders' equity     13,267          553      13,820
                                    _______     ________     _______
      Total liabilities and
        stockholders' equity        $46,843     $(27,750)    $19,093
                                    =======     ========     =======

Note 3 - Investments In Technology-Related Businesses
Beginning in fiscal 2000, the Company changed its primary business focus to an investment manager and investor/incubator in technology-related companies. Between January 2000 and November 2000, J Net made investments in eleven companies, including its initial investment in InterWorld.

As of June 30, 2002, four of these investments continue operations; Tellme Networks, Inc., eStara, Inc., Strategic Data, Inc. and certain companies contained in Meister Brothers Investment portfolios represent minority investments where the cost method of accounting is used. The Company's management is ascribing value to investments in eStara and Tellme only. The other investments have been written off.

The following tables set forth the acquisition cost for each of the Company's investments and the activity and disposition of each investment for each fiscal year (dollars in thousands):



                             Fiscal Year Ended June 30, 2000
                                                                                            Value at
                      Balance at                Equity       Goodwill    Impairments        June 30,
Investment          June 30, 1999  Additions  income (loss) amortization  and sales   Other   2000
___________________ _____________  _________  _____________ ____________ ___________  _____ _________

Digital Boardwalk,
  LLC                  $ -          $ 4,767       $130         $ (9)        $ -       $ -    $ 4,888
Meister Brothers
  Investments, LLC       -            2,554          -            -           -         -      2,554
CyberBills, Inc.         -            3,186          -            -           -         -      3,186
Carta, Inc.              -            4,000          -            -           -         -      4,000
TechTrader, Inc.         -            8,536        (99)         (27)          -         -      8,410
Alistia, Inc.            -            2,000        (93)          (2)          -         -      1,905
Strategic Data
  Corporation            -              850          -             -          -         -        850
                       ___          _______       ____         ____         ___       ___    _______
    Total              $ -          $25,893       $(62)        $(38)        $ -       $ -    $25,793
                       ===          =======       ====         ====         ===       ===    =======

                             Fiscal Year Ended June 30, 2001
                                                                                                Value at
                      Balance at                Equity       Goodwill    Impairments            June 30,
Investment          June 30, 1999  Additions  income (loss) amortization  and sales    Other      2000
___________________ _____________  _________  _____________ ____________ ___________  _______  _________

Digital Boardwalk,
  LLC                 $ 4,888       $     -    $   (627)      $ (10)      $ (4,501)   $ 250 (a) $    -
Meister Brothers
  Investments, LLC      2,554             -           -           -            (40)  (2,514)(b)      -
CyberBills, Inc.        3,186             -           -           -         (2,986)    (200)(c)      -
Carta, Inc.             4,000             -           -           -         (4,000)       -          -
TechTrader, Inc.        8,410            27      (3,247)       (380)        (4,810)       -          -
Alistia, Inc.           1,905           480      (1,907)         (9)          (469)        -         -
Strategic Data
  Corporation             850           250           -           -         (1,100)        -         -
eStara, Inc.                -         2,665           -           -         (1,375)        -     1,290
Jasmine Networks, Inc.      -         5,000           -           -         (5,000)        -         -
Tellme Networks, Inc.       -         2,000           -           -              -	      -     2,000
InterWorld
  Corporation(d)            -        20,340     (20,340)          -              -         -         -
Other                       -             5           -           -              -        (5)(e)     -
                      _______       _______    ________       _____       ________   _______    ______
     Total            $25,793       $30,767    $(26,121)      $(399)      $(24,281)  $(2,469)   $3,290
                      =======       =======    ========       =====       ========   =======    ======

(a) Represents a loan made to Digital Boardwalk which was written off to expense when the Company sold its interest for a loss of $4,501.

(b) J Net owned a 1% controlling interest in the Meister Brothers portfolio. The minority interest was eliminated upon impairment in 2001.

(c)  Uncollected proceeds from sale of investment as of June 30, 2001.

(d) InterWorld became a consolidated subsidiary of J Net in May 2002. Equity loss includes the periods of November 2000 through May 2001.

(e) Abandoned deal screening costs written off to general and administrative expenses.

                             Fiscal Year Ended June 30, 2002
                                                                                                Value at
                      Balance at                Equity       Goodwill    Impairments            June 30,
Investment          June 30, 1999  Additions  income (loss) amortization  and sales    Other      2000
___________________ _____________  _________  _____________ ____________ ___________  _______  _________

eStara, Inc.          $1,290        $1,338      $ -           $ -         $(2,203)     $  -     $  425
Tellme Networks, Inc.  2,000             -        -             -               -         -      2,000
                      ______        ______      ___           ___         _______      ___      ______
  Total               $3,290        $1,338      $ -           $ -         $(2,203)     $ -      $2,425
                      ======        ======      ====          ===         =======      ===      ======

Active investments with carrying value as of June 30, 2002:
Tellme Networks, Inc. ("Tellme") is a non public company that provides voice technology which delivers information from the Internet over the phone. The technology enables users through voice-recognition and speech synthesis to utilize any telephone to access the Internet and listen to online information. J Net uses the cost method of accounting for its investment in Tellme.

eStara, Inc. ("eStara") is a non public development stage company that provides voice communication technology that enables on line customers to talk with e-commerce businesses over the Internet. The Company uses the cost method of accounting to account for its investment in eStara.

J Net funded $2.7 million of a $4.0 million commitment in September 2000. The remaining $1.3 million commitment was funded in July 2001 under revised terms which included a reduced valuation. As a result of the reduced valuation, a $1.4 million impairment was charged in 2001.

In June 2002, eStara completed negotiations with a group of investors to provide a $2 million bridge loan until an additional financing round can be obtained. J Net has elected not to participate in its proportionate share of the loan, which will result in its ownership percentage in eStara to become diluted. The Company recorded an additional $2.2 million impairment in 2002 against its investment in eStara based on the valuation terms contained in the bridge loan.

Investments sold, abandoned or impaired during fiscal 2001:
Jasmine Networks, Inc. ("Jasmine"). The Company invested $5 million as part of an $80 million Series C financing in August 2000. As of June 30, 2001, Jasmine was actively engaged in negotiations to sell a division of its company to a third party at a value which would represent a discount to the original investment. In addition, other events which transpired in August and September 2001, including the loss of a significant customer and the terrorist attacks in New York and Washington D.C., resulted in J Net recording an impairment for its entire investment of $5 million for fiscal year 2001. Jasmine ceased conducting business operations in February 2002. The Company used the cost method to account for its investment in Jasmine.

Strategic Data Corporation ("Strategic Data"). The Company invested $.2 million and $.9 million in Strategic Data Corporation in May 2001 and May 2000, respectively. The investment was accounted for under the cost method. Management's analysis of Strategic Data's business model, which relies on Internet advertising, resulted in an impairment of the full $1.1 million investment as of June 30, 2001. Strategic Data continues to conduct operations and has recently obtained additional financing. J Net did not participate in a recent financing offering.

Meister Brothers Investments, LLC ("MBI"). On March 1, 2000, the Company acquired a 1% membership interest in and became the managing member of MBI for $40 thousand pursuant to an agreement between MBI, the Company, Keith Meister ("KM") and Todd Meister ("TM"). KM and TM each own 49.5% of the membership interests in MBI and were Co-Presidents of the Manager of the Fund until September 2001. As managing member, the Company has complete authority and responsibility for the operations and management of MBI and its ownership interests. Through its ownership interests, MBI owns a portfolio of investments (the "Portfolio") in development stage Technology-Related Businesses. Such investments are accounted for under the cost method. As of June 30, 2002, certain companies within the portfolio continue operating. J Net has not contributed additional funds and the investment was fully impaired in 2001.

On March 1, 2000 in connection with the agreement described above, KM, TM and the Company entered into a combination of Put and Call Agreements. Pursuant to the terms of the Call Agreement, KM and TM granted an option to the Company to purchase from KM and TM, and KM and TM were each obligated to sell to the Company, upon proper exercise, under such option (the "Call Option") all of their membership interests in MBI. Upon exercise of the Call Option by the Company, KM and TM were to receive no less than 312,500 and no more than 500,000 shares of the Company's common stock, as calculated by a predetermined formula in the Call Agreement.
The Call Option could be exercised by the Company at any time after March 1, 2002 and expired on March 1, 2004. Pursuant to the terms of the Put Agreement, the Company granted an option to each of KM and TM to sell to the Company and the Company would be obligated to purchase from each of KM and TM, upon proper exercise, under such option (the "Put Option") any or all of the membership interests in MBI held by each of them in exchange for a number of common shares of the Company, as calculated by a predetermined formula in the Put Option. Upon exercise of the Put Option by KM and TM, KM and TM would receive no less than 275,938 and no more than 441,501 shares of the Company's common stock, as calculated by a predetermined formula in the Put Agreement. The Put Option could be exercised at any time after the first to occur of (i) September 1, 2001 or
(ii) the date the Portfolio Value, as defined in the Put Option, is fixed at $4 million, but in no event would the Put Option become exercisable any earlier than March 1, 2001. The Put Option expires on March 1, 2004.

Prior to the execution of the agreements described above, KM, TM and the Company mutually agreed that the estimated Portfolio value was $2.5 million. Based upon such value, the minimum number of shares to be received by KM and TM was determined by using a $9.06 per share value of J Net's common stock, which was the average closing price for the 30 days prior to the parties' mutual agreement of the estimated Portfolio value.

If neither the Put Option nor the Call Option was exercised, KM and TM would have a further option to purchase, or cause MBI to purchase, the Company's interest in MBI at its fair market value as determined by appraisal. Such option was exercisable on or after April 1, 2004 and expired April 30, 2004.

Based upon the Company's control over MBI as described above, the Company consolidated MBI in its June 30, 2001 balance sheet and reflected the interest of MBI owned by KM and TM as a minority interest.

On September 28, 2001, the Company completed the purchase of the remaining 99% of MBI that the Company did not already own. The purchase was executed pursuant to a series of agreements relating to the termination of the employment of KM and TM, a cancellation of the Put Option and corresponding Call Option and the repurchase of the shares issuable under the Put Option. As a result, the Company paid an aggregate of $1.6 million of consideration. A portion of such consideration equal to $1 million was used to repay a loan from the Company to KM and TM to purchase a portion of the Company's Notes. Because the entire MBI portfolio had been impaired in 2001 and the September 28, 2001 agreements superceded the original Put Option, the entire $1.6 million of consideration was expensed as restructuring and unusual charges upon completion of the transaction.

CyberBills, Inc. ("CyberBills"). In March 2000, the Company purchased 3,385,106 shares of Series C Preferred Stock of CyberBills, a non public development stage company at a cost of $3.2 million. The Company's share of the total investment was approximately 11% of the total Series C placement. The cost method of accounting was used to account for the investment in CyberBills.

In May 2001, the management of CyberBills entered into an asset purchase agreement with an unrelated party to sell the assets for $15 million. The closing of the sale occurred on June 20, 2001. After payment of creditors and estimated reserves for transaction and other transition expenses, the Series C shareholders are expected to receive a distribution of approximately $2 million, or approximately $.2 million net to the Company. An initial payment was received in January 2002. A second distribution will occur when final escrowed funds set aside for undisclosed liabilities are released by the buyer. There is no assurance this second payment will occur. The loss on the investment, net of proceeds was reported as a $2.9 million loss on disposal and impairments in the Consolidated Statement of Operations in 2001.

Digital Boardwalk, LLC ("Digital"). The Company's investment in Digital, an e-services company was sold in April 2001. Losses from the operations and sale during the time the Company held the investment were approximately $5 million, which included the Company's initial investment of $3 million in cash and $1.7 million in J Net common stock in March 2000, and a $.3 million working capital loan made during 2001. Prior to its disposal, the Company used the equity method to account for the investment in Digital.

Alistia, Inc. ("Alistia"). On May 18, 2000, J Net purchased a 39.8% ownership interest in Series A Preferred Stock ("Series A Stock") of Alistia, a non public development stage company for $2 million in cash. The Series A Preferred Stockholders are entitled to vote along with the common stockholders based on the number of common stock in which the Series A Stock could be converted. On an as-converted basis, the Company had a 19.95% voting interest in the initial investment. In addition, a member of J Net's board of directors is a member of Alistia's five member board. As a result of the voting percentage and board representation, the Company used the equity method of accounting.

On May 8, 2001, the Company participated in a second round financing in Alistia, Inc., of Redeemable Preferred Stock (the "Series B Stock"). In June 2001, Alistia notified its Board of Directors and investors that the performance targets specified in the Series B Stock would not be attained thereby nullifying any further funding obligation. J Net recorded an impairment of its remaining investment in Alistia of $.5 million in addition to $1.9 million of equity method losses in 2001. Alistia ceased conducting operations in the first quarter of calendar 2002.

TechTrader, Inc. ("TechTrader"). In June 2000, the Company purchased 42.1% of the Series B Preferred Stock and a warrant to acquire 827,796 shares of common stock in Tech Trader, a development stage non public company. The aggregate purchase price totaled $8.5 million consisting of $6 million in cash and $2.5 million in the Company's common stock (178,571 shares). The Company used the equity method to account for the investment in TechTrader.

In June 2001, the Company deemed the enterprise value of Tech Trader to be worthless and wrote off the full value of its investment. Tech Trader ceased conducting business operations in the fourth quarter of 2001.

Carta, Inc. ("Carta"). The management of Carta ceased operations in February 2001 and the Company's investment of $4 million was written off in 2001. The Company used the cost method of accounting for Carta.

Note 4 - IW Holdings, Inc. (IWH)
The Company's E-commerce Operations are conducted through IWH, a wholly-owned subsidiary which owns the intellectual property and assets previously owned by InterWorld. J Net owns 95.3% of the equity securities of InterWorld, which it acquired through a series of transactions described below.

On October 12, 2000, J Net and InterWorld entered into a definitive Securities Purchase Agreement (the "Securities Purchase Agreement"). Pursuant to the terms of the Securities Purchase Agreement, J Net purchased $20 million in aggregate principal amount of Series A Preferred Stock of InterWorld (the "Preferred Stock") on November 10, 2000. Each share of the Preferred Stock was initially convertible into shares of Common Stock of InterWorld (the "Common Stock") at a conversion price of $6.25 per share (the "Conversion Price"), subject to adjustment on the six month anniversary of the date of issue, to 90% of the average daily closing price of Common Stock for such six-month period, but in no event less than $2.00 per share. Furthermore, as of April 12, 2001, J Net, at its sole discretion, had the option to require InterWorld to redeem the Preferred Stock for cash at 150% of the purchase price plus accrued dividends, provided that such right would expire if InterWorld consummated a change of control transaction with J Net on or prior to such date.

In connection with the issuance of the Preferred Stock, InterWorld issued to J Net warrants to purchase additional shares of Common Stock at an exercise price of $7.25 per share, subject to adjustment, exercisable at any time until October 12, 2005, equal to 19.99% of the current outstanding shares of Common Stock less the amount of shares issuable upon the conversion of the Preferred Stock. The Company determined these warrants were a derivative security as defined by SFAS 133, as amended. Because there was no public market for these warrants, the value of the warrants was determined using the Black-Scholes methodology. As a result of subsequent transactions described below, the warrants were canceled. Therefore, no accounting for these warrants using SFAS 133 was required.

Pursuant to the Securities Purchase Agreement, J Net appointed two of its board members to InterWorld's Board of Directors. Based on the Company's representation on the Board of Directors and the Company's ability to otherwise influence direction of InterWorld's activities, the Company adopted the equity method to account for its initial investment in InterWorld.

On January 25, 2001, J Net and InterWorld entered into a Stock Purchase Agreement and a Stand-By Purchase Agreement (collectively, the "Agreements"). Pursuant to the Agreements, J Net was to exchange all of its InterWorld Preferred Stock and the related warrants for 46,153,846 newly issued shares of InterWorld Common Stock. In connection with such exchange, J Net had agreed to suspend its option to require InterWorld to redeem its Preferred Stock, provided such exchange was approved by InterWorld's shareholders. In addition, pursuant to the Agreements, InterWorld had agreed to offer for sale to all holders of InterWorld Common Stock up to $20 million of newly-issued InterWorld Common Stock at a price per share of $.65. If such holders did not purchase all of the new issuance, the Company had agreed to purchase the difference between $20 million and the amount purchased by other InterWorld shareholders (the "Stand-By Commitment"). The Agreements also provided J Net with an option to purchase an additional $20 million of InterWorld Common Stock (the "Over Allotment Option"). A portion of the Over Allotment Option would have been exercisable at a price per share of $.65 and a portion would have been exercisable at a price per share equal to 90% of the volume-weighted average trading price of InterWorld Common Stock for the 10 trading day period prior to the time of exercise. The portions exercisable at each price would have depended on the number of shares purchased pursuant to the Stand-By Commitment, as described in the Agreements. The transactions described in the Agreements were subject to numerous conditions, including obtaining various InterWorld shareholder approvals and the making of various regulatory filings, as described in the Agreements. On February 7, 2001, Mark W. Hobbs, J Net's President and Chief Operating Officer, was appointed to InterWorld's Board of Directors

On April 19, 2001, the Company announced that there were several factors which precluded the consummation of the transactions contemplated by the Agreements. As a result, J Net and InterWorld announced that the agreements had been terminated. In addition, it was disclosed that Nasdaq, the securities exchange where InterWorld was then traded, had notified InterWorld that unless certain conditions were satisfied, InterWorld's stock would be delisted. Such delisting was effective May 4, 2001.

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

At the close of business on May 21, 2001, InterWorld announced completion of a one for fifty reverse stock split. In conjunction with this reverse stock split, InterWorld completed the redemption of the Preferred Stock with the terms of the mandatory redemption provision. Subsequent to the reverse stock split, InterWorld had 10,779,033 shares of Common Stock of which J Net owned 10,191,813 or 94.6% of the total outstanding shares.

On June 29, 2001, in a transaction related to a loan foreclosure with Michael J. Donahue, the Company received an additional 85,408 shares of InterWorld common stock. At the close of this transaction, J Net owned 95.3% of the issued and outstanding shares of InterWorld.

From November 2000 until April 2001, the period in which J Net held the Preferred Stock, the equity method of accounting was used to account for the investment in InterWorld. Beginning in May 2001 the consolidation method of accounting was adopted to reflect J Net's step acquisition of InterWorld resulting from the exchange of the Preferred Stock for InterWorld common stock. Due to InterWorld's significant deficit at the acquisition date, no minority interests were accounted for.

In June 2001, J Net and InterWorld entered into a secured credit facility in the form of a promissory note. Advances made by J Net to InterWorld were secured by all of the assets of InterWorld, including its intellectual property. Such advances were made solely at the discretion of J Net and there was no obligation to continue funding or to fund the full amount of the credit facility.

Between June 2001 and March 2002, J Net advanced $17.2 million, excluding interest, to InterWorld pursuant to the secured credit facility.

In May 2002, J Net foreclosed on its secured note and IWH became the owner of intellectual property and assets of the E-Commerce Operations.

Since J Net acquired its controlling interest in InterWorld, Management has taken significant steps to reduce costs. In June 2001, when funding to InterWorld under the promissory note began, the E-Commerce Operations required approximately $3 million per month to fund operations. J Net immediately began restructuring the operations and reduced the monthly cash requirement to approximately $1.2 million per month by November 2001. Even with these initial reductions, the market for e-commerce software products continued to be weak and additional steps were taken, which included terminating business operations in foreign countries, additional staff reductions, and relocation of office space. By January 2002, the required funding had been reduced to approximately $.4 million per month.

In February 2002, a Strategic Partnership Agreement with Titan Ventures, Inc. was executed (see Note 1) and marketing costs were virtually eliminated. While the aforementioned actions brought IWH to near break-even on a cash basis, their ability to continue operating at loss levels remains uncertain. As of August 31, 2002, no sales transactions had been completed by Titan.

Note 5 - Pro forma information (unaudited)
Set forth in the following table is certain unaudited pro forma financial information for the years ended June 30, 2002, 2001 and 2000. This information has been prepared assuming that J Net's acquisition of InterWorld was consummated on July 1, 1999. No cost savings have been assumed in the pro forma tables.

The pro forma consolidated statement of operations for the years ended June 30, 2001 and June 30, 2000 are unaudited and were derived by adjusting the historical consolidated financial statements of J Net and InterWorld for those reporting periods. The historical consolidated financial statements of InterWorld have been restated to accommodate the June 30 fiscal year used by J Net. The June 30, 2002 pro forma information includes the unaudited actual results of operations since J Net began consolidating InterWorld in May 2001 and IWH beginning in May 2002. The pro forma statements of operations are for information purposes only and they should not be interpreted to be indicative of the Company's consolidated results of operations had the transaction actually occurred on the assumed date and should not be used to project results for any future date or period.

                                  Twelve months ended June 30,
                                  _________________________________
                                   2002         2001        2000
                                 ________     _________    ________
                                     (dollars in thousands)

Total revenues                    $  5,815    $  30,561    $ 58,303
Cost of revenues                     2,912       21,328      24,208
                                  ________    _________    ________
  Gross profit                       2,903        9,233      34,095
Total operating expenses            29,089      107,778      76,346
                                  ________    _________    ________
Loss from continuing operations    (26,186)     (98,545)    (42,251)
Other income (expense)               1,186       (5,678)     16,949
                                  ________    _________    ________
Net loss before taxes              (25,000)    (104,223)    (25,302)
Income tax expense (benefit)           236      (11,558)      2,374
                                  ________    _________    ________
  Net loss                        $(25,236)   $ (92,665)   $(27,676)
                                  ========    =========    ========

Basic loss per share              $  (2.96)   $  (10.48)  $   (3.19)
                                  ========    =========    ========

Note 6 - Assets held for sale
On October 12, 2000 J Net entered into a Loan Assumption and Forbearance Agreement with Michael J. Donahue, the former Vice Chairman and Chief Executive Officer of InterWorld, pursuant to which J Net purchased from Salomon Smith Barney ("SSB") a loan from SSB to Mr. Donahue in the amount of $12.4 million. The loan was secured by 85,408 post-split shares of InterWorld Common Stock and other assets owned by Mr. Donahue. The loan was due in October 2003, subject to an acceleration in October 2001 if InterWorld did not effect a merger transaction with J Net, and accrued interest payable at 8% per annum. In connection therewith, J Net entered into a Call/Participation Agreement with Mr. Donahue whereby he agreed that J Net would share in the profit on a portion of the stock securing the loan once certain conditions, including the repayment of the loan, were met. Mr. Donahue had sole power to vote and dispose of the shares, although he was required to vote the shares in favor of a merger of InterWorld and J Net and consult with J Net on other matters put before InterWorld's shareholders for a vote thereon. The loan agreement contained certain events of default beyond non-payment, the most significant of which included failure by Mr. Donahue to vote the stock in favor of a merger between InterWorld and J Net and any time that the closing price of the stock pledged as collateral fell below $2.00 per share for more than 10 days.

On the date the loan was purchased by the Company, the value of the InterWorld stock collateralizing the loan was approximately $13.6 million. The Company also entered into a separate agreement with Mr. Donahue which allowed J Net to participate in profits from the sale of the stock with Mr. Donahue. InterWorld's stock price, along with other stock prices in the technology space, continued to decline throughout 2000 and 2001. Such declines in the InterWorld stock price necessitated the Company to take more definitive actions and obtain a negative pledge on the other assets.

On April 4, 2001, the Company entered into an Amended and Restated Loan Assumption and Forbearance Agreement (the "Amended Agreement") with Mr. Donahue. The Amended Agreement replaced the Loan and Forbearance Agreement (the "Original Agreement") dated October 12, 2000. The significant components in the Amended Agreement added Excalibur Polo Farm ("Excalibur") as a debtor, changed interest payment terms, revised certain collateral provisions and changed events allowing acceleration. The amended loan was secured by 85,408 post-split shares of InterWorld common stock and the assets of Excalibur.

The loan was due on October 11, 2003, subject to acceleration to October 11, 2001, if on or before July 31, 2001, InterWorld did not commence with the rights offering contemplated by the Stock Purchase and Standby Purchase Agreements dated January 25, 2001. J Net elected not to enforce its rights relating to any other defaults at the time. The loan accrued interest at 8% per annum and called for payment of accrued interest at the end of each calendar quarter. Principal payments of $.5 million commencing December 31, 2001 were also due each quarter.

The Call/Participation Agreement contained in the original agreement whereby J Net would share in the profit on a portion of the stock securing the loan once certain conditions, including the repayment of the loan, remained intact in the Amended Agreement. This agreement was deemed to have no value.

On June 29, 2001, the loan, together with accrued interest totaled $13.2 million. Due to the financial condition of Mr. Donahue, the Company executed a series of agreements which foreclosed on the real property assets securing the loan. In addition, the 85,408 post-split shares of InterWorld common stock securing the loan were transferred to the Company. The net realizable value of the real property, net of selling costs and other obligations, was estimated to be $5.5 million on the date of the foreclosure.

The agreements entered into on June 29, 2001 also provided for the Company to loan Mr. Donahue up to $.8 million.

During fiscal 2002, the Company reduced its carrying value of Excalibur by $.5 million to $5 million. The impairment was recorded as a direct reduction to the assets held for sale caption on the consolidated balance sheet and an impairment of assets in the consolidated statement of operations. Such adjustment reflected the decline in the market value of the 85,408 shares of InterWorld stock and increased operating costs due to an extended holding period for the asset. The Company continues to actively market the property.

In June 2002, Michael J. Donahue executed an agreement which released J Net from its obligation to loan Mr. Donahue up to $.8 million pursuant to the June 29, 2001 agreement. The obligation was accrued and reported as a component of general and administrative expenses in 2001 and was reversed in 2002.

Note 7 - Accounts payable and accrued expenses
Accounts payable and accrued expenses consist of the following (dollars in thousands):

                                                 June 30,
                                          ____________________
                                           2002          2001
                                          ______        ______

Trade accounts payable                    $2,491        $3,410
Accrued professional fees                    178         1,804
Accrued employee benefits                    358         1,183
Accrued interest payable                     553             -
Accrued obligation - Donahue loan              -           800
Accrued royalty payments                       -           141
Other                                        515           361
                                          ______        ______
  Totals                                  $4,095        $7,699
                                          ======        ======

As of June 30, 2002, the total accounts payable and accrued liabilities include $2.3 million attributable to unsecured creditors of InterWorld Corporation. Although there can be no assurances, Management believes these obligations will be settled and reduced to amounts less then their face value.

In July 2002, when the Company repurchased its Notes pursuant to a voluntary repurchase offer, the accrued interest obligation was forgiven. The liability was reversed in July 2002.

Note 8 - Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) from continuing operations by the weighted average number of shares outstanding during each period. Diluted earnings or loss per share in 2000 is computed by dividing net income from continuing operations by the weighted average number of common and common equivalent shares outstanding during the period. Since both 2002 and 2001 had losses from continuing operations, the assumed exercise of options and warrants has been excluded in diluted loss per share pursuant to accounting principles generally accepted in the United States.

The following is the amount of income (loss) and number of shares used in the basic and diluted earnings (loss) per share computations for continuing operations (dollars and shares in thousands, except per share data):
                                             2002       2001     2000
                                           ________   ________  _______

Basic earnings (loss) per share
  from continuing operations:
    Earnings (loss):
      Income (loss) available to
        common stockholders                $(25,236)  $(61,449)  $ 6,295
                                           ========   ========   =======

  Shares:
    Weighted average number of
      common shares outstanding               8,525      8,839     8,674
                                           ========   ========   =======

Basic earnings (loss) per share
  from continuing operations               $  (2.96)  $  (6.95)  $   .73
                                           ========   ========   =======

Diluted earnings (loss) per share:
  Earnings (loss):
    Income (loss) available to common
      stockholders                         $(25,236)  $(61,449)  $ 6,295
  Effect of dilutive securities                   -          -        63
                                           ________   ________   _______
  Income (loss), as adjusted               $(25,236)  $(61,449)  $ 6,358
                                           ========   ========   =======

Shares:
  Weighted average number of common
    shares outstanding                        8,525      8,839     8,674
  Common shares issuable upon assumed
    exercise of dilutive stock options            -          -     1,516
  Less common shares assumed to be
    repurchased by application of the
    treasury stock method  to the
    proceeds using the average market
    price for the period                          -          -    (1,404)
  Common shares issuable upon assumed
    conversion of 8% convertible
    subordinated notes                            -          -       109
  Common shares issuable upon assumed
    exercise of put option                        -          -        92
                                           ________   ________   _______

Weighted average number of common
  shares and common share equivalents
  outstanding                                 8,525      8,839     8,987
                                           ========   ========   =======

Diluted earnings (loss) per share from
  continuing operations                    $  (2.96)  $  (6.95)  $   .71
                                           ========   ========   =======

Note 9 - Stockholders' Equity
Rights plan:
In June 1994, the Board approved a Stockholder Rights Plan. On July 11, 1994, J Net declared a dividend distribution of one Preferred Stock purchase right (the "Rights") payable on each outstanding share of common stock, as of July 15, 1994. The Rights become exercisable only in the event, with certain exceptions, an acquiring party accumulates 15% or more of J Net's voting stock, or if a party announces an offer to acquire 30% or more of J Net's voting stock. Each Right will entitle the holder to purchase one-hundredth of a share of a Series A Junior Preferred Stock at a price of $30. In addition, upon the occurrence of certain events, holders of the Rights will be entitled to purchase either J Net's Preferred Stock or shares in an "acquiring entity" at half of market value. The Rights, which expire on July 15, 2004, may be redeemed by J Net at $.01 per Right prior to the close of business on the tenth day after a public announcement that beneficial ownership of 15% or more of J Net's shares of voting stock has been accumulated by a single acquiror or a group (with certain exceptions), under circumstances set forth in the Rights Agreement. As of June 30, 2002 and 2001, 150,000 shares of unissued Series A Junior Preferred Stock were authorized and reserved for issuance upon exercise of the Rights. The issuance of the Rights had no effect on dilutive earnings per share in 2002, 2001 and 2000.

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

On July 11, 2002, the Gabelli Group filed an Amendment to Schedule 13D indicating that the group had reduced their stake in the Company to 14.99% of the issued and outstanding stock of J Net.

Stock option plans:
On January 12, 1993, J Net's stockholders approved the 1992 Incentive and Non-qualified Stock Option Plan (the "1992 Plan"). On August 17, 1994, the Board adopted certain amendments (the "Amendments") to the 1992 Plan which were approved by J Net's stockholders on January 10, 1995. The Amendments increased the number of shares of J Net's common stock (the Common Stock") authorized for issuance pursuant to the 1992 Plan from 1,045,000 to 2,545,000. The 1992 Plan provides that each individual who is a member of the Board on June 30 of any year, including any future director on any such date, will automatically be granted nonqualified stock options to purchase 27,500 shares of Common Stock on each such June
30. The option price for each June 30 grant will be 100% of the fair market value of the Common Stock on the following September 30. Each option granted to a director will become exercisable after September 30 of each year, and expire five years from the date of grant. Under the 1992 Plan, options granted to J Net's directors to purchase an aggregate of 577,500 shares of Common Stock were outstanding, of which 440,000 were exercisable at June 30, 2002. The 1992 Plan terminates on the earlier of
(i) the date all shares subject to the 1992 Plan have been issued upon the exercise of options granted under such plans, or (ii) September 30, 2002, or on such earlier date as the Board may determine. Any option outstanding at the termination date remains outstanding until it has either expired or has been exercised.

On January 31, 2000, a new director was added to the Company's Board of Directors. In connection with the appointment, such director was granted a nonqualified stock option to purchase 27,500 shares of common stock. On May 1, 2000, pursuant to the terms of the grant, the exercise price was vested at $10.63 per share, the fair market value of the stock on that date. The option expires five years from the date of grant. Also, on January 31, 2000, nonqualified stock options to purchase an aggregate of 450,000 shares of common stock were granted to three directors (150,000 each) at an exercise price of $10.13 per share, the fair market value on the date of grant. The option granted to each director will vest in thirds on each of the first, second and third anniversaries of the date of grant. As of June 30, 2002, an aggregate of 300,000 of the January 31, 2000 grant were exercisable.

On June 28, 2001, an additional independent director was added to the
Company's Board of Directors.   This new director received the automatic
grant of 27,500 shares pursuant to the 1992 Plan on that date, along with the other directors, bringing the total June 28, 2001 grant to 137,500 shares. The options expire five years from the date of grant and are exercisable at $4.00 per share, the fair market value of the Company's stock on September 30, 2001.

On February 21, 2002, a non-employee consultant was granted 25,000 options for services rendered to the Company in its negotiations with Titan. The option allows the consultant to purchase shares of the Company at $2 per share, the fair market value of the stock on the date of grant, and remains in effect for three years from the date of the grant. The option vests immediately only if a business combination between Titan and InterWorld, or a successor entity to InterWorld occurs. Otherwise, the option becomes null and void. Because of the indeterminate nature of a possible business combination with Titan, no expenses were recorded when the option was granted.

Changes in options outstanding under the 1992 stock option plan are summarized below (shares in thousands):


                                      2002                        2001                    2000
                             _____________________  _____________________  _____________________
                                         Weighted                Weighted               Weighted
                                         Average                 Average                Average
                                         Exercise                Exercise               Exercise
                             Shares      Price      Shares       Price     Shares       Price
                             ______      _________  ______       ________  ______       ________
Fixed options:
  Outstanding at beginning
    of year                   2,253      $9.33       2,132        $ 9.47   1,422          $ 9.79
  Granted                        25       2.00          94          9.42     757           10.25
  Exercised                       -          -           -             -     (48)          12.31
  Cancelled                  (1,045)      9.66        (110)        10.00    (109)           9.88
  Automatic grant
    to directors                  -          -         137          4.00     110            9.50
                             ______      _____       _____        ______   _____          ______
  Outstanding at
    end of year               1,233      $8.43       2,253          9.33   2,132            9.47
                             ======      =====       =====        ======   =====          ======

Options exercisable
  at year-end                 1,016       9.26       1,636          9.79   1,292            9.76
Weighted average fair
  value of options granted
  during the year                       $ 1.10                    $ 4.17                  $ 4.12

The following table summarizes information about the 1992 Plan stock options outstanding at June 30, 2002:

                  Options Outstanding                      Options Exercisable
_______________________________________________________  __________________________
                                               Weighted                    Weighted
Range of           Number       Remaining      Average      Number         Average
Exercise         Outstanding   Contractual     Exercise   Exercisable      Exercise
Prices            at 6/30/02       Life         Price      at 6/30/02       Price
________________ ____________  ____________    _________  ____________     _________
$ 2.00 -  $10.00    531         2.99 years       $ 6.12      500            $ 7.69
$10.01 - $12.63     702         5.73 years       $10.64      516            $10.77


Other nonqualified stock options:
On September 14, 1999, nonqualified stock options to purchase an aggregate of 120,000 shares of common stock were granted to the Company's Board of Directors (30,000 each to four directors) at an exercise price of $9.00 per share, the fair market value on the date of grant. The option granted to each director vested 50% on each of the first and second anniversaries of the date of grant. Such options expire ten years from date of grant.

On January 31, 2000, nonqualified stock options to purchase an aggregate of 150,000 shares of common stock were granted to the Co-Presidents of the Fund (75,000 each) at an exercise price of $10.13 per share, the fair market value on the date of grant. Such options were to vest in thirds on each of the first, second and third anniversaries of the date of grant.
In September 2001, the Co-Presidents terminated their employment with the Company. The options expired as a result of the termination.

On June 21, 2000, nonqualified stock options to purchase an aggregate of 500,000 shares of common stock were granted to the President and Chief Operating Officer and the Executive Vice President and Chief Financial Officer at an exercise price of $13.13 per share, the fair market value on the date of the grant. The options will vest in thirds on each of the first, second and third anniversaries of the date of grant and expire ten years from the date of the grant. As of June 30, 2002, options exercisable were 333,334.

There were no nonqualified options granted during fiscal 2001 or 2002.

Changes in nonqualified options outstanding under the nonqualified stock option plan is summarized below (shares in thousands):



                                      2002                        2001                    2000
                             _____________________  _____________________  _____________________
                                         Weighted                Weighted               Weighted
                                         Average                 Average                Average
                                         Exercise                Exercise               Exercise
                             Shares      Price      Shares       Price     Shares       Price
                             ______      _________  ______       ________  ______       ________

Fixed options:
  Outstanding at
    beginning of year         640         $12.22      640          $12.22    221         $ 9.19
  Granted                       -              -        -               -    640          12.22
  Exercised                     -              -        -               -      -              -
  Cancelled                   (30)          9.00        -               -   (221)          9.19
                              ___         ______      ___          ______   ____         ______
  Outstanding at end of year  610         $12.38      640          $12.22    640         $12.22
                              ===         ======      ===          ======    ===         ======
  Options exercisable at
    year-end                  443          12.10      237           11.90      -              -
  Weighted average fair
    value of options
    granted during the year     -         $    -        -         $     -      -         $ 4.89

The following table summarizes information about nonqualified stock options outstanding at June 30, 2002 (shares in thousands):

                 Options Outstanding                         Options Exercisable
_______________________________________________________   _________________________
                                               Weighted                    Weighted
Range of           Number       Remaining      Average      Number         Average
Exercise         Outstanding   Contractual     Exercise   Exercisable      Exercise
Prices            at 6/30/02       Life         Price      at 6/30/02       Price
________________ ____________  ____________    _________  ____________     ________
$9.00 per share      110        7.21 years      $ 9.00        110           $ 9.00
$13.13 per share     500        7.98 years      $13.13        333           $13.13


Shares reserved for issuance:
Shares of Common Stock were reserved for the exercise of the following (in thousands):

                                              June 30,
                                         _________________
                                          2002       2001
                                         _____       _____
Stock option plans:
  Outstanding                            1,233       2,253
  Available for grant                    1,218         198
  Other nonqualified stock options         610         640
                                         _____       _____
    Totals                               3,061       3,091
                                         =====       =====

Accounting for stock-based compensation:
The following table discloses pro forma amounts for net income (loss) and basic and dilutive earnings (loss) per share for 2002, 2001 and 2000 assuming compensation cost for employee and director stock options had been determined using the fair value-based method prescribed by SFAS 123. The pro forma results may not be representative of the effects of options on net income in future years. On July 1, 2000, the Company adopted the revised provisions outlined in Financial Accounting Standards Board Interpretation No. 44 ("FIN 44"). There was no impact from adoption of these revised practices. The table also discloses the weighted average assumptions used in estimating the fair value of each option grant on the date of grant using the Black-Scholes option pricing model, and the estimated weighted average fair value of the options granted. The model assumes no expected future dividend payments on the Company's Common Stock for the options granted in 2002, 2001 and 2000 (dollars in thousands, except per share data):

                                          2002      2001       2000
                                        ________   _______    ______

Net income (loss):
  As reported                           $(25,236)  $(48,695)  $6,641
  Pro forma                             $(25,358)  $(49,342)  $5,507

Basic earnings (loss) per share:
  As reported                           $  (2.96)  $  (5.51)  $  .77
  Pro forma                             $  (2.97)  $  (5.58)  $  .63

Diluted earnings (loss) per share:
  As reported                           $  (2.96)  $  (5.51)  $  .75
  Pro forma                             $  (2.97)  $  (5.58)  $  .62

Weighted average assumptions:
  Expected stock price volatility           95.0%      60.0%    50.0%
  Risk-free interest rate                    3.3%       5.8%     6.4%
  Expected option lives (in years)           3.0         3.0      3.0
  Estimated fair value of options
    granted                             $   1.10   $    4.19  $  4.35

Defined contribution plan:
Employees may participate in a defined contribution plan which qualifies under Section 401(k) of the Internal Revenue Code. Participants may contribute up to 15% of their gross wages, not to exceed annual limitations set by the Internal Revenue Service regulations. The Company does not contribute or match employee contributions.

Note 10 - Related Party Transactions
One director of J Net is a partner of a law firm that performed legal services for the Company totaling approximately $14,000 in 2002 and approximately $.1 million and $.2 million in 2001 and 2000, respectively. Three directors, entities controlled by those directors, or adult children of those directors have invested $7 million in the Notes described in Note
2. As of June 30, 2001, officers and employees invested, either directly or indirectly, $5.8 million in the Notes. As a result of the terminations of the Co-Managers of Ventures I (see Note 3) and other employee terminations, the amount of Notes held either directly or indirectly by officers and employees was $2.5 million on June 30, 2002. All of the Notes, including Notes held by unrelated third parties were repurchased pursuant to a voluntary repurchase program in July 2002.

As of June 30, 2001, Notes held by officers or employees had a face value of $3.3 million and the Company loaned $1.3 million to facilitate the purchase of those Notes. On September 28, 2001, pursuant to agreements with the former employees discussed in Note 3, $1 million of the loans, plus accrued interest was collected. The remaining $.3 million was collected in July 2002 when the Notes were repurchased as part of the voluntary repurchase offer (see Note 2).

The Company and InterWorld entered into a secured credit agreement which allowed InterWorld to draw up to a total of $20 million in cash from J Net, at the Company's discretion. The advances were secured by the assets of InterWorld including intellectual property. Advances totaled $17.2 million between June 2001 and April 2002. In May 2002, J Net completed foreclosure actions against InterWorld and the assets, intellectual property and employees were transferred to IWH (see Note 4).

The Company foreclosed on assets securing a loan to Michael J. Donahue, Vice Chairman and Chief Executive Officer of InterWorld on June 29, 2001 as described in Note 6. The assets received in the foreclosure are presently for sale and have an estimated net realizable value of $5 million.

The agreements entered into on June 29, 2001 also provided for the Company to loan Mr. Donahue up to $.8 million. In June 2002, Mr. Donahue released the Company from this obligation.

In March 2002, Michael Donahue resigned his position as Vice Chairman and Chief Executive Officer of InterWorld. Mr. Donahue continues to perform part time consulting services for IWH. Payments to Mr. Donahue for consulting services were $57,000 for the fiscal year ended June 30, 2002

Note 11 - Federal Income Tax
The components of Federal income tax expense (benefit) are as follows (dollars in thousands):
                                    2002      2001      2000
                                   _____    ________   ______
Federal:
  Current expense (benefit)        $(649)   $   (979)  $1,641
  Deferred expense (benefit)         885     (10,579)     777
                                   _____    ________   ______

  Federal income tax expense
    (benefit) on income (loss)
    from continuing operations       236     (11,558)   2,418
  Federal income tax expense of
    discontinued operations            -       6,612      177
                                   _____    ________   ______
      Total Federal income tax
        expense (benefit)          $ 236    $ (4,946) $ 2,595
                                   =====    ========   ======

A reconciliation of the Federal statutory income tax rate to the effective income tax rate based on income (loss) from continuing operations before income tax follows:

                                    2002      2001      2000
                                   _____    ________   ______

Statutory rate                     (35.0)%   (35.0)%    35.0%
Increase (decrease) in tax
  resulting from:
    Surtax exemption                 1.0       1.0      (1.0)
    Amortization of debt discount      -       5.3         -
    Valuation allowance             34.6      12.8         -
    Tax-exempt interest                -         -      (7.6)
    Other                            (.5)       .1       1.4
                                   _____    ________   ______
Effective rate                        .1%    (15.8)%    27.8%
                                   =====    ======     =====

The tax items comprising J Net's net deferred tax asset (liability) as of June 30, 2002 and 2001 are as follows (dollars in thousands):

                                              2002          2001
                                            ________       _______

Equity method losses and impairments        $  8,403       $10,238
Net operating losses                           7,076             -
Capital loss carryforwards                     1,740             -
Leasehold improvement impairments                692             -
Impairments of assets held for sale              170             -
Depreciation                                    (128)            -
Accruals and other                                 3           (37)
                                            ________      ________
  Total                                       17,956        10,201
Less valuation allowance                     (17,956)       (9,316)
                                            ________      ________
Net deferred tax asset                      $      -      $    885
                                            ========      ========
Note 12 - Operating Segments
The Company has two reportable segments: E-Commerce Operations and Technology-Related Businesses. Prior to May 2001, the Company operated only in one segment, Technology-Related Businesses. The Technology-Related Businesses include the effect of transactions and operations of the Company's non-consolidated investments, including InterWorld prior to the acquisition of a majority of its outstanding common stock in May 2001. E-Commerce Operations include the results of IWH and its predecessor, InterWorld. All significant intersegment activity has been eliminated. Accordingly, segment results reported exclude the effect of transactions between the Company and its subsidiary. Assets are the owned assets used by each operating segment.

                                    Year Ended        Year Ended
                                   June 30, 2002     June 30, 2001
                                   _____________     _____________

                                      (Dollars in thousands)

Loss from continuing operations:
_______________________________

E-Commerce Operations                $(16,855)         $ (5,814)
Technology-Related Businesses          (8,381)          (55,635)
                                     ________          ________
Loss from continuing operations      $(25,236)         $(61,449)
                                     ========          ========

E-Commerce Results of Operations:
________________________________

Revenue                              $  5,815          $  2,156
Cost of sales                           2,912               877
                                     ________          ________
Gross margin                            2,903             1,279

Operating Expenses
  Research and development              5,125             2,264
  Sales                                 5,981             2,142
  Marketing alliances                   1,616             1,085
  General and administrative and
    bad debt                            4,814             1,595
  Restructuring, settlement gains
    and unusual charges                 1,273                 -
                                     ________          ________

      Total operating expenses         18,809             7,086

Other expense, net                       (949)               (7)
                                     ________          ________
Loss from E-Commerce Operations      $(16,855)         $ (5,814)
                                     ========          ========

Technology-Related Businesses:
  General and administrative         $  3,157          $ 15,293
  Loss on disposal and impairment
    of technology-related businesses    2,703            24,281
  Restructuring and unusual charges     4,420             1,140
                                     ________          ________
      Total operating expenses         10,280            40,714
                                     ________          ________
  Interest income                       4,434             5,512
  Interest expense                     (2,299)           (5,870)
  Equity losses in technology-
    related businesses                      -           (26,121)
                                     ________          ________
  Loss from continuing operations
    before income tax                  (8,145)          (67,193)
  Income tax provision                    236           (11,558)
                                     ________          ________
  Loss from technology-related
    Businesses                       $ (8,381)         $(55,635)
                                     ========          ========

                                    Year Ended        Year Ended
                                   June 30, 2002     June 30, 2001
                                   _____________     _____________
Total assets
E-Commerce                           $   632           $  2,879
Technology-related businesses         46,211             74,534
                                     _______           ________
  Total                              $46,843           $ 77,413
                                     =======           ========

Note 13 - Other Events
Terminated mergers:
On August 16, 1999, J Net received a notice from Players International, Inc. ("Players") terminating an Agreement and Plan of Merger dated February 8, 1999 (the "Players Agreement") between the Company and Players. Such notice contained the terms of a merger offer for Players from Harrah's Entertainment, Inc. On August 19, 1999, pursuant to the terms of the Players Agreement, J Net received a break-up fee of $13.5 million. As a result of the termination of the Players Agreement, capitalized costs of $2.4 million incurred in connection with the proposed acquisition of Players were expensed resulting in a net break-up fee of $11.1 million. During 2000, J Net sold 1,014,400 shares of Players common stock for $8.5 million ($8.37 per share). As a result of the sale of such shares, which were purchased on March 10, 1999 at a cost of $6.1 million ($6.04 per share), J Net realized a gain of $2.4 million.

Termination and Consulting Agreement:
On February 29, 2000, the Company and Don R. Kornstein, President, Chief Executive Officer and Director, entered into a Termination and Consulting Agreement (the "Termination Agreement"). Pursuant to the terms of the Termination Agreement, Mr. Kornstein and the Company mutually agreed that his employment and position on the Board of Directors terminated on February 29, 2000. On March 10, 2000, pursuant to the terms of Mr. Kornstein's employment agreement and the Termination Agreement, the Company paid $2.9 million to Mr. Kornstein for severance and accrued vacation costs. Of such amount, $2.8 million was expensed in 2000, and is included in the line captioned restructuring and unusual charges in the accompanying Consolidated Statements of Operations.

In November 2000, upon completion of the sale of the Route Operations, severance payments totaling $1.1 million and accrued bonuses were paid to two former officers of the Company pursuant to employment agreements. The costs of the severances are included in the line captioned restructuring and unusual charges in the accompanying 2001 Consolidated Statements of Operations.

Note 14 - Commitments And Contingencies
Employment agreements:
J Net entered into employment agreements with Mark W. Hobbs, President and Chief Operating Officer, and Steven L. Korby, Executive Vice President and Chief Financial Officer on October 1, 2000. Such agreements expire on June 21, 2003. The aggregate commitment for future salaries at June 30, 2002, excluding bonuses, under the employment agreements is approximately $.6 million.

Legal matters:
J Net is not a party to any legal matters that could have a material impact on its operations as of June 30, 2002. However, InterWorld is subject to two claims.

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

Leases:
J Net has a noncancellable office lease in New York, New York. Future minimum payments under such lease total $3.9 million at June 30, 2002, payable as follows: $.4 million in 2003 and 2004; $.5 million in 2005 and 2006 and $1.8 million thereafter. J Net also has a noncancellable office lease in Plano, Texas. Future minimum payments under such lease, which expires in February 2003, is $69,000 at June 30, 2002. In January 2002, J Net entered into a sublease agreement for its office lease in New York. The Company remains responsible for its obligations under the original lease. Future minimum receipts from the tenant under the sublease, net of profit sharing with the landlord, are $4.6 million. Total rent payments by the Technology-Related Businesses segment were $.6 million in 2002, $.7 million in 2001 and $.1 million in 2000. Rent receipts under the sublease through June 30, 2002, net of profit sharing expenses with the primary landlord were $.2 million. Rental payments for e-commerce operations in 2002 totaled $1.0 million and $.5 million for May and June 2001.

In December 2001, InterWorld negotiated a release from all of its obligations under lease obligations at its offices in New York City, including certain past due expenses. The release included office space subleased to UGO, a related party. The release, together with forgiveness of the past due expenses, relieved InterWorld of approximately $50 million in gross lease obligations. InterWorld now leases office space on a month-to-month basis in New York City at a cost of approximately $18,000 per month.

Significant customers and contracts:
During 2002, approximately 49% of consolidated revenues were derived from four customers. Renewals of post production maintenance support from these customers is an important source of operating funds. In addition, new sales are required to achieve profitability and reduce the reliance and associated risks of lost revenues from these significant customers. As of August 31, 2002, there were no sales closed under the Strategic Alliance Agreement with Titan.

Note 15 - Discontinued Operations
Definitive agreement:
On July 8, 2000, the Company entered into a definitive agreement to sell its Route Operations for $45 million in cash. In October 2000, the sales price was reduced to $38 million. The sale, which was subject to closing conditions and regulatory and other approvals, was completed in November 2000 and is reported as discontinued operations. In accordance with accounting principles applicable to discontinued operations, previously reported financial statements have been reclassified to reflect the Route Operations as discontinued.

Litigation settlement:
In August 1998, Albertson's, Inc. ("Albertson's", a retail chain in which J Net conducts gaming operations) and American Stores Company ("American Stores") entered into a merger agreement that provided for the acquisition of American Stores by Albertson's. Approximately 51% and 57% of revenues generated by discontinued operations for 2000 and 1999, respectively, were generated at the locations of those two entities. The merger of Albertson's and American Stores was completed on June 23, 1999. As a condition to avoiding and/or settling legal proceedings against the merger by the Federal Trade Commission and the Attorneys General of California, Nevada and New Mexico, Albertson's agreed to divest certain of its stores, including 19 stores in southern Nevada, fifteen of which were J Net locations. In late September and early October 1999, Albertson's sold those locations to Raley's, Inc. ("Raley's").

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

In connection with Raley's acquisition of the locations, United Coin Machine Company ("United Coin"), the gaming machine route operator for Raley's northern Nevada stores, filed applications with the Nevada Gaming Control Board to operate the gaming machines at the fifteen stores. On September 23, 1999, United Coin commenced an action in Nevada state court against J Net, Albertson's, Raley's and Anchor Coin ("Anchor"), the slot route operator at the four other Albertson's southern Nevada locations seeking declaratory and injunctive relief and money damages.

Settlement agreement with Albertson's:
On January 26, 2000, J Net entered into a Settlement Agreement and Release (the "Settlement Agreement") with Albertson's, Raley's, Anchor and United Coin. Pursuant to the terms of the Settlement Agreement, the parties agreed to dismiss with prejudice all litigation pending among them and to the takeover of gaming operations by United Coin of the 19 stores in southern Nevada, effective February 1, 2000. Of the 19 stores in southern Nevada operated by Raley's, J Net had operated 246 gaming machines at 15 locations pursuant to its long-term agreement with Albertson's. J Net believed it was in its best interest to settle the case and thereby preserve and solidify its long-term relationship with Albertson's, its largest customer, pursuant to the terms of an amendment to its agreement with Albertson's, which it had theretofore arranged and which is described below in this note. It was also important to J Net to avoid further litigation and fully resolve all claims among and between the parties.
All costs incurred in connection with the litigation and settlement, including legal and settlement costs aggregating approximately $1 million, were recorded in fiscal 2000, and are included in the line captioned income from discontinued operations in the accompanying Consolidated Statements of Operations.

The Rite Aid dispute:
On December 8, 1999, certain Gaming Machine Route Operations subsidiaries of J Net commenced litigation in the United States District Court for the District of Nevada against Rite Aid Corporation ("Rite Aid"). The lawsuit was an action for rescission of two license agreements between those subsidiaries and Rite Aid and for damages based upon Rite Aid's alleged fraud. Operations of said subsidiaries under said agreements resulted in an operating loss of approximately $3.4 million in 2000.

On March 27, 2000, J Net entered into amendments to the two license agreements with Rite Aid. Based on the number of existing locations at which J Net operated gaming machines, license fees payable to Rite Aid were reduced by approximately $2.5 million annually over the remaining term of the amended agreements. The amendments were subject to approvals from the Nevada State Gaming Control Board (the "Nevada Board") were received in October 2000.

Selected financial data - discontinued operations:
The following are the summary operating results of the discontinued operations. The results for fiscal 2001 represent the period of July 1, 2000 to November 22, 2000, the effective time of the sale (dollars in thousands):

                                         2001         2000
                                       ________     ________

Revenues                               $ 28,120     $ 86,949
Costs and expenses                      (28,484)     (86,563)
                                       ________     ________
Operating income                           (364)         386
Other income                                 15          137
                                       ________     ________
Income before income tax                   (349)         523
Provision (benefit) for income tax          (99)         177
                                       ________     ________
Income from discontinued operations,
  net of tax                           $   (250)    $    346
                                       ========     ========

The following are the net assets of the discontinued operations sold on November 22, 2000 (dollars in thousands):

                                        November 22, 2000
Assets:
  Cash                                       $  3,500
  Prepaid expenses                                819
  Other current assets                          2,223
  Deferred income tax                               -
  Property and equipment at cost, net          10,803
  Lease acquisition costs and
    other intangible assets, net                5,279
                                              _______
      Total assets                            $22,624
                                              =======

Liabilities:
  Accounts payable and other current
    Liabilities                                 1,490
  Deferred rent                                 3,945
                                              _______
      Total liabilities                         5,435
                                              _______
  Net assets of discontinued operations       $17,189
                                              =======

Note 16 - Restructuring charges
Fiscal years ended June 30, 2001 and 2000 included severance payments of $1.1 million and $2.8 million, respectively. Such payments were attributable to the Discontinued Operations and the Company's change in business direction from gaming to technology-related business.

Beginning with its 2002 fiscal year, the Company began a restructuring process in both its E-Commerce Operations and Technology-Related Businesses. Between July 1, 2001 and December 31, 2001, the number of employees was reduced from a total of approximately 270 employees to 29 employees. In addition to reductions in workforce, office space was either subleased or relocated. The costs for such restructuring includes $1.8 million of severance, $1.6 million in contract settlements and cancellations and $2.9 million of non-cash charges associated with the abandonment of leasehold improvements at certain office locations.

In November and December 2001, InterWorld ceased conducting business operations in Australia and the United Kingdom. The existing customers are serviced from the United States.

In November 2001, InterWorld's Japan subsidiary operations were sold to the local reseller agent in exchange for a 40% royalty on any future licensing sales. Primary support will be provided by Japan at no cost to InterWorld. Technical support is provided by the United States.

                  J NET ENTERPRISES, INC. AND SUBSIDIARIES
                       QUARTERLY FINANCIAL INFORMATION
                      YEARS ENDED JUNE 30, 2002 AND 2001
                 (Dollars in thousands, except per share data)
                                  (Unaudited)

Summarized quarterly financial information for 2002 and 2001 follows:

                                         Quarter
                                 __________________________________

                                 First   Second   Third     Fourth
                                ________ ________ _______   _______
2002
Revenues                        $  2,825 $  1,215 $   630   $ 1,145
Gross profit                       1,409      (47)    574       967
Operating loss from continuing
  operations                     (14,351)  (8,154) (1,738)   (1,943)
Net loss                         (14,200)  (7,994) (1,320)   (1,722)

Basic earnings (loss) per share:
Net loss                           (1.67)    (.94)   (.15)     (.20)

Dilutive earnings (loss) per share:
Net loss                           (1.67)    (.94)   (.15)     (.20)

                                         Quarter
                                 __________________________________

                                 First   Second   Third     Fourth
                                ________ ________ _______   _______
2001
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


                  J NET ENTERPRISES, INC. AND SUBSIDIARIES
                                 SCHEDULE II
                      VALUATION AND QUALIFYING ACCOUNTS
                            (dollars in thousands)

                         Twelve Months  Twelve Months  Twelve Months
                             Ended          Ended          Ended
                         June 30, 2002  June 30, 2001  June 30, 2000
                         _____________  ______________ ______________

Allowance for doubtful
  accounts-
    Balance at beginning
      of period            $   -            $ -              $ -
    Charged to expense      (109)             -                -
                           _____            ___              ___
    Balance at end of
      period               $(109)           $ -              $ -
                           =====            ===              ===