Form 10-Q
period 2002-09-30
J NET ENTERPRISES INC
filed 2002-11-14
CIK 351903

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to___________________

Commission file no. 1-9728

                          J NET ENTERPRISES, INC.
_______________________________________________________________________
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

                            Yes   x            No
                                _____             _____

There were 8,524,541 shares of the Registrant's common stock outstanding as of November 12, 2002.

                 J NET ENTERPRISES, INC. AND SUBSIDIARIES
                                   INDEX

                        Part I.  Financial Information

Item 1.   Financial Statements
            Condensed Consolidated Balance Sheets (Unaudited) -
              September 30, 2002 and June 30, 2002
            Condensed Consolidated Statements of Operations (Unaudited) -
              Three Months Ended September 30, 2002
            Condensed Consolidated Statement of Stockholders'
              Equity (Unaudited) - Three Months Ended September 30, 2002
            Condensed Consolidated Statement of Stockholders'
              Equity (Unaudited) - Three Months Ended September 30, 2001
            Condensed Consolidated Statements of Cash Flows (Unaudited) -
              Three Months Ended September 30, 2002
            Notes to Condensed Consolidated Financial Statements -
              (Unaudited)

Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

Item 4.   Controls and Procedures

Part II.  Other Information

Item 1.   Legal Proceedings

Item 6.   Exhibits and Reports on Form 8-K

                 J NET ENTERPRISES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)
                               (Unaudited)


                                           September 30,     June 30,
    ASSETS                                      2002          2002
    ______                                 _____________   _________

Current assets:
  Cash and cash equivalents                  $  1,320      $  6,674
  Short-term investments                        6,598        29,590
  Accounts receivable, net                         50           213
  Notes receivable - related parties                -           288
  Notes receivable                                  -           132
  Federal income taxes receivable                 983           983
  Assets held for sale                          4,950         4,950
  Prepaid expenses                                231           351
  Other current assets                            364           293
                                              _______       _______
    Total current assets                       14,496        43,474

Investments in technology-related businesses    2,425         2,425

Property and equipment, net of accumulated
  depreciation                                    147           180

Deferred tax asset                                  -             -

Other non-current assets                          755           764
                                              _______       _______

    Total assets                              $17,823       $46,843
                                              =======       =======


See Notes to Condensed Consolidated Financial Statements.


                 J NET ENTERPRISES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)
                               (Unaudited)
                               (Concluded)


                                                September 30,    June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                 2002          2002
____________________________________            _____________    _________

Current liabilities:
  Accounts payable and other current
    liabilities                                   $  3,537       $  4,095
  Current portion of convertible
    subordinated notes                                   -         27,750
  Deferred revenue and customer deposits               942          1,306
                                                  ________       ________
      Total current liabilities                      4,479         33,151

Deferred rent                                          208            213
Other non-current liabilities                          212            212

Commitments and contingencies

Stockholders' equity:
  Preferred stock - authorized 1,000,000
    shares of $1 par value; none issued                 -              -
  Common stock - authorized 60,000,000 shares
    of $.01 par value; 10,233,470 shares issued       102            102
  Additional paid-in capital                       75,250         75,250
  Accumulated deficit                             (46,374)       (46,031)
  Less 1,708,929 shares of common stock in
    treasury, at cost                             (16,054)       (16,054)
                                                 ________       ________
      Total stockholders' equity                   12,924         13,267
                                                 ________       ________
      Total liabilities and stockholders'
        equity                                   $ 17,823       $ 46,843
                                                 ========       ========


See Notes to Condensed Consolidated Financial Statements.

                   J NET ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                 (Dollars in thousands, except per share data)
                                 (Unaudited)
                                                 2002          2001
                                               ________      ________
Revenues, net
  Product licenses                             $      -       $    883
  Maintenance                                       504          1,262
  Services                                          152            680
                                               ________       ________
      Total revenues, net                           656          2,825
                                               ________       ________
Cost of revenues:
  Product licenses                                    -            146
  Maintenance                                        26            195
  Services                                          122          1,075
                                               ________       ________
      Total cost of revenues                        148          1,416
                                               ________       ________
        Gross profit                                508          1,409

Operating expenses:
  Research and development                          441          3,012
  Sales                                               -          3,400
  Marketing alliances                                 -          1,351
  General and administrative                      1,161          3,449
  Bad debt expense                                   20              -
  Restructuring and unusual charges                   -          4,548
  Gains from settlements with unsecured
    creditors                                       (46)             -
                                               ________       ________
      Total operating expenses                    1,576         15,760
                                               ________       ________

Operating loss                                   (1,068)       (14,351)

Other income (expense):
  Interest and other income                         172            718
  Interest expense                                    -           (567)
  Gain from repurchase of convertible
    subordinated notes                              553              -
      Total other income (expense)                  725            151
                                               ________       ________

Loss from operations before income tax             (343)       (14,200)
                                               ________       ________
Provision (benefit) for Federal income tax            -              -
                                               ________       ________
    Net loss                                   $   (343)      $(14,200)
                                               ========       ========

Basic loss per share                           $   (.04)      $  (1.67)
                                               ========       ========

Dilutive loss per share                        $   (.04)      $  (1.67)
                                               ========       ========


See Notes to Condensed Consolidated Financial Statements

                             J NET ENTERPRISES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                               THREE MONTHS ENDED SEPTEMBER 30, 2002
                                 (Dollars and shares in thousands)
                                              (Unaudited)


                             Common Stock    Additional     Retained        Treasury Stock
                             ______________   Paid-In       Earnings     _________________
                             Shares  Amount   Capital       (Deficit)    Shares    Amount    Totals
                             ______ _______  _________      ________     ______  _________  _______

Balance June 30, 2002        10,233  $102     $75,250       $(46,031)    (1,709)  $(16,054) $13,267
  Net loss                                                      (343)                          (343)
                             ______  ____     _______       ________     ______   ________  _______
Balance September 30, 2002   10,233  $102     $75,250       $(46,374)    (1,709)  $(16,054) $12,924
                             ======  ====     =======       ========     ======   ========  =======


See Notes to Condensed Consolidated Financial Statements.


                             J NET ENTERPRISES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                               THREE MONTHS ENDED SEPTEMBER 30, 2001
                                 (Dollars and shares in thousands)
                                              (Unaudited)
                                                                                Accumulated
                             Common Stock  Additional Retained  Treasury Stock     Other
                             _____________  Paid-In   Earnings  ______________  Comprehensive
                             Shares  Amount  Capital  (Deficit) Shares   Amount  Income (loss) Totals
                             ______  ______ _________ ________  ______   ______ ______________ ______

Balance June 30, 2001        10,233  $102    $75,250  $(20,795) (1,709) $(16,054)    (17)     $ 38,486
Comprehensive loss:
  Net loss                                             (14,200)                                 (14,200)
  Cumulative translation
    adjustment                                                                         99            99
                                                                                               ________
Total comprehensive loss                                                                        (14,101)
  Amortization of employee
    stock options                                          240                                      240
                             ______  ____    _______  ________  ______  ________     ____      ________
Balance September 30, 2001   10,233  $102    $75,250  $(34,755) (1,709) $(16,054)    $ 82      $ 24,625
                             ======  ====    =======  ========  ======  ========     ====      ========


See Notes to Condensed Consolidated Financial Statements.

                     J NET ENTERPRISES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                              (Dollars in thousands)
                                   (Unaudited)


                                                     2002        2001
                                                   ________    ________
Operating activities:
Net loss                                           $   (343)   $(14,200)
Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
    Allowance for uncollectible receivables              20           -
    Amortization of stock-based compensation              -         240
    Depreciation and amortization                        39         200
    Write off of impaired leasehold improvements          -       1,700
  Changes in assets and liabilities:
    Federal income taxes receivable                       -       2,723
    Accounts receivable                                 143         230
    Marketable securities                                (8)       (469)
    Prepaid expenses and other current assets           181         506
    Notes receivable - related parties                  288       1,016
    Other non-current assets                              9        (164)
    Accounts payable and other current liabilities     (558)       (808)
    Deferred revenue and customer deposits             (364)       (929)
    Deferred rent                                        (5)        203
    Other, net                                            -          99
                                                   ________     _______
      Net cash used in operations                      (598)     (9,653)

Investing activities:
  Investments in technology-related businesses            -      (1,333)
  Redemption of marketable securities                23,000           -
  Purchases of property and equipment                    (6)        (30)
                                                   ________    ________
      Net cash provided by (used in)
        investing activities                         22,994      (1,363)
                                                   ________    ________

Financing activities:
  Repayment of debt                                 (27,750)          -
                                                   ________    ________
      Net cash used in financing activities         (27,750)          -

Net decrease in cash and cash equivalents            (5,354)    (11,016)
Cash and cash equivalents at beginning of period      6,674      24,272
                                                   ________    ________

Cash and cash equivalents at end of period         $  1,320    $ 13,256
                                                   ========    ========
Supplemental disclosures of cash flow data:
  Cash paid during the period for:
    Interest paid                                  $      -    $    555

Non-cash investing and financial activities:
  Value of notes receivable discharged in
    exchange for common stock                      $      -    $  1,024


See Notes to Condensed Consolidated Financial Statements.

                    J NET ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Significant accounting policies and business
Business:
J Net Enterprises, Inc. ("J Net" or the "Company") is a holding company with concentrated investments in enterprise software (the "E-Commerce Operations") and technology infrastructure companies (the "Technology-Related Businesses").

E-Commerce Operations are conducted through IW Holdings, Inc. ("IWH"), a wholly owned subsidiary of the Company and the successor to the business formerly conducted by InterWorld Corporation ("InterWorld"), a 95% owned subsidiary of the Company. IWH became the owner of the intellectual property and assets of InterWorld in May 2002 when InterWorld defaulted on a secured promissory note with J Net. Upon completion of foreclosure proceedings by J Net against InterWorld, the assets and intellectual property of InterWorld were transferred to J Net in full satisfaction of the debt. J Net contributed those assets to IWH to conduct the E-Commerce Operations.

The Technology-Related Businesses segment includes minority investments in other technology companies including, but not limited to, systems development and software companies. The E-Commerce Operations have required a substantial amount of Management's time and the Company's financial resources during the preceding year. As a result, the Technology-Related Businesses investments have been curtailed.

The Company continues to actively seek potential acquisitions and expansion opportunities. Management expects to devote resources to these efforts and may incur expenses in connection with these activities. The Company anticipates that, as it engages in such activities, it will periodically incur expenses that may have a material effect on the Company's operating income.

Although the Company is exploring such expansion and acquisition opportunities, there can be no assurance that such opportunities will be available on terms acceptable to J Net, or that, if undertaken, they will be successful.

Recent events:
In May 2002, the Company announced that it would extend a voluntary repurchase offer to the holders of its $27.75 million of convertible subordinated notes ("Notes"). In June 2002, the offers were accepted by all such holders and the Notes were paid off in July 2002.

Business segments:
The Company has two reportable business segments; E-Commerce Operations and Technology-Related Businesses. Prior to May 2001, the Company operated in only one segment, the Technology-Related Businesses. All intersegment activity has been eliminated. Accordingly, segment results reported exclude the effect of transactions between the Company and its subsidiaries. Assets are the owned assets used by each operating segment.

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

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position as of September 30, 2002, the results of its operations for the three months ended September 30, 2002 and 2001 and its cash flows for the three months ended September 30, 2002 and 2001. The results for the three months ended September 30, 2002 and 2001 are not necessarily indicative of results for a full year. Information included in the condensed consolidated balance sheet as of June 30, 2002 has been derived from the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended June 30, 2002 (the "2002 Form 10-K"). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and disclosures included in the 2002 Form 10-K.

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

Short-term investments:
At June 30, 2002, the Company held short-term investments in Mariner Partners, L.P. ("Mariner"), a private investment fund which had a value of $29.6 million. As a result of the voluntary offer to repurchase the Company's Subordinated Notes (See Note 7), the balance of the Mariner account was reduced from $29.6 million to $6.6 million at September 30, 2002. Mariner employs a multi-strategy approach, emphasizing market neutral and event driven styles, to opportunistically seek, identify, and capitalize on investment opportunities across the financial markets. J Net can withdraw all or a portion of its investment upon 45 days prior written notice. The Company classifies those securities as short-term investments and records changes in the value of the accounts in the item captioned interest and other income in the consolidated statement of operations.

Fair value of financial instruments:
The carrying value of certain of the Company's financial instruments, including accounts receivable, accounts payable and accrued expenses approximates fair value due to their short maturities.

As of September 30, 2002, the unaudited condensed consolidated balance sheet contains approximately $2.1 million of unsecured creditor liabilities of InterWorld which, although consolidated, are separate and distinct from J Net. As a result of J Net's foreclosure on its secured promissory note with InterWorld and the subsequent transfer of assets to IWH in settlement of the secured promissory note, InterWorld does not have the financial resources to pay the face value of the obligations. The Management of J Net has actively negotiated and settled with the significant creditors of InterWorld since it completed the foreclosure actions. Management expects, but cannot provide assurance, that the remaining unsecured creditor liabilities of InterWorld will be settled at substantially less than their face value.

Investments in Technology-Related Businesses:
The various interests that the Company acquires in Technology-Related Businesses are accounted for under one of three methods: consolidation, equity or cost. The applicable accounting method is generally determined based on the Company's voting interest and its ability to influence or control the Technology-Related Businesses.

Impairments:
The Company adopted Statement of Financial Accounting Standards No. 144 on July 1, 2002 ("SFAS 144"). The Financial Accounting Standards Board's ("FASB") new rules on asset impairment supercede FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and provide a single accounting model for long-lived assets to be disposed of.

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

Assets held for sale:
Assets which will be sold rather than used are recorded at their estimated fair value less estimated cost to sell. As of September 30, 2002, the Company holds 40 acres of land with building improvements in the village of Wellington, Florida. The property was obtained as a result of a foreclosure on a loan to Michael Donahue, the former Vice Chairman and Chief Executive Officer of InterWorld. The property has been listed for sale. The carrying value of $4.95 million is net of estimated carrying and sales costs.

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

As of September 30, 2002, the Company is carrying a $1.0 million receivable, which represents an estimate of tax refunds resulting from the carry-back of operating losses incurred during 2002. There are accumulated deferred tax assets of $17.9 million, which are fully offset by a valuation allowance pursuant to SFAS 109. Such losses are limited by certain IRS regulations. While Management continues to take actions required to turn the Company profitable, the ability to generate income at levels sufficient to realize the accumulated deferred benefits is not determinable at this time.

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

Recently issued accounting standards:
In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 142 addresses the initial measurement and recognition of intangible assets acquired outside of a business combination, whether acquired with a group of other assets or acquired individually, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment test on an annual basis at a minimum. The Company adopted SFAS 141 and SFAS 142 beginning July 1, 2002. As of September 30, 2002, the Company had no goodwill or other intangible assets due to previous impairments or losses incurred on investments where goodwill had been recorded. The Company expects that the adoption will not have a material impact on future financial statements.

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

In April 2002, the FASB issued Statement of Financial Accounting Standards
o. 145, "Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement 13, and Technical Corrections ("SFAS 145"). For most companies, SFAS 145 requires gains and losses from the extinguishment of debt to be classified as a component of income or loss from continuing operations. Prior to the issuance of SFAS 145, early debt extinguishments were required to be recognized as extraordinary items. SFAS 145 amended other previously issued statements and made numerous technical corrections.
With the exception of the accounting treatment for extinguishments of debts, those other modifications are not expected to impact the consolidated financial statements of the Company. SFAS 145 is effective for fiscal years beginning after May 15, 2002. Accordingly, the Company has applied such provisions in the accompanying consolidated financial statements for the quarter ended September 30, 2002.

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

Note 2 - Investments in Technology-Related Businesses
On September 28, 2001, the Company completed the purchase of the remaining 99% of Meister Brothers Investments, LLC ("MBI") that the Company did not already own. The purchase was executed pursuant to a settlement of a put agreement (the "Put Agreement") entered into as part of the original investment in March 2000 between the Company and Keith Meister and Todd Meister, Co-Presidents (the "Co-Presidents") and managers of the Fund. Under terms of the original Put Agreement, the Company was required to issue 275,938 shares of the Company's common stock in exchange for each of the member interests in MBI owned by the Co-Presidents. A corresponding call agreement (the "Call Agreement") would have required the Company to issue 312,500 shares of the Company's common stock. On September 28, 2001, the Company entered into a series of agreements relating to the termination of the employment of the Co-Presidents, a cancellation of the Put Agreement and corresponding Call Agreement and the repurchase of the shares issuable under the Put Agreement and as a result paid an aggregate of $1.6 million of consideration. A portion of such consideration equal to $1.0 million was used to offset a loan from the Company to the Co-Presidents. As a result, the entire $1.6 million of consideration was expensed as restructuring and unusual charges for the three months ended September 30, 2001, upon completion of the transaction.

eStara, Inc. ("eStara") is a non public development stage company that provides voice communication technology that enables on-line customers to talk and conduct e-business over the Internet. The Company uses the cost method to account for this investment. The Company invested a total of $4 million in two separate financing rounds of eStara between September 2000 and July 2001. As a result of Management's periodic assessments of eStara's valuation, impairments totaling $3.6 million have been charged against the carrying value of this investment.

Presently, eStara's operations are being funded under a $2 million bridge loan pending completion of an additional financing round. J Net is not a party to the group of investors providing the bridge financing and the terms of the proposed financing are not available at this time.
Management believes the current carrying value of $.4 million approximates fair market value of the investment as of September 30, 2002.

Tellme Networks, Inc. ("Tellme") provides voice driven interactive services to consumers and businesses. Tellme enables users, through voice recognition and speech synthesis, to utilize a telephone to access the Internet and listen to on-line information. The Company uses the cost method to account for its investment in Tellme. Based on Tellme's existing financial condition, its current and projected cash utilization and continued positive operating developments, Management believes the original $2.0 million investment approximates the fair market value as of September 30, 2002.

The following table sets forth the carrying values of the Company's investments and the related activity of each active investment for the three months ended September 30, 2002 (dollars in thousands):

                           Net
                         balance at                        Carrying value
                          6/30/02   Additions Impairments   as of 9/30/02
                         __________ _________ ___________  ______________

eStara, Inc.              $  425    $    -    $    -           $  425
Tellme Networks            2,000         -         -            2,000
                          ______    ______    ______           ______
  Totals                  $2,425    $    -    $    -           $2,425
                          ======    ======    ======           ======

Note 3 - Loss per share
Basic loss per share for the three months ended September 30, 2002 and for the three months ended September 30, 2001 are computed by dividing net loss from operations by the weighted average number of common shares outstanding for the respective period. Since the three month periods ended September 30, 2002 and 2001 had losses from continuing operations, no potential common shares from the assumed exercise of options or convertible subordinated notes have been included in the diluted loss per share computations pursuant to accounting principles generally accepted in the United States.

The following is the amount of loss and number of shares used in the basic and diluted loss per share computations (dollars and shares in thousands, except per share data):

                                               Three Months Ended
                                                  September 30,
                                               2002         2001
                                             ________    ________

Basic loss per share:
  Loss available to common stockholders      $  (343)     $(14,200)
                                             =======      ========

    Shares:
      Weighted average number of common
        shares outstanding                     8,525         8,525
                                             =======      ========

Basic loss per share                         $  (.04)     $  (1.67)
                                             =======      ========

Diluted loss per share:
  Loss available to common shareholders      $  (343)     $(14,200)
                                             =======      ========

Shares:
  Weighted average number of common
    shares outstanding                         8,525         8,525
                                             =======      ========

  Weighted average number of common
    shares and common share equivalents
    outstanding                                8,525         8,525
                                             =======      ========


Diluted loss per share                       $  (.04)     $  (1.67)

Note 4 - Related party transactions
One director of J Net is a partner of a law firm that provides legal services to the Company. Fees paid to that firm were not material for the three months ended September 30, 2002. Management believes that fees charged are competitive with fees charged by other law firms.

Three directors, entities controlled by those directors or adult children of those directors invested $7 million in the convertible subordinated notes (the "Notes") issued by the Company. Officers and employees invested either directly or indirectly $2.5 million in the notes as of June 30, 2002. The Notes were repurchased in July 2002 on terms identical to the voluntary repurchase offers made to unrelated parties.

Note 5 - Operating segments
The Company has two reportable segments: E-Commerce Operations and Technology-Related Businesses. Prior to May 2001, the Company operated only in one segment, Technology-Related Businesses. All significant intersegment activity has been eliminated. Accordingly, segment results reported exclude the effect of transactions between the Company and its subsidiaries. Assets are the owned assets used by each operating segment. Summary of Consolidated loss from Continuing Operations, net of tax (dollars in thousands):


                                Three Months Ended    Three Months Ended
                                September 30, 2002    September 30, 2001
                                __________________    __________________

Net loss:
  E-Commerce Operations                $(201)               $ (9,546)
  Technology-Related Businesses         (142)                 (4,654)
                                       _____                ________
    Net loss                           $(343)               $(14,200)
                                       =====                ========

E-Commerce Operations:
  Revenues                             $ 656                $  2,825
  Cost of revenues                       148                   1,416
                                       _____                ________
    Gross profit                         508                   1,409

Operating expenses                       709                  10,675
Other income (expense)                     -                    (280)
                                       _____                ________
    Net loss from E-Commerce
      Operations                       $(201)               $ (9,546)
                                       =====                ========

Technology-Related Businesses:
  Total operating expenses             $ 867                $ 5,085
  Interest and other income              725                    431
                                       _____                ________
    Net loss from Technology-
      Related Businesses               $(142)               $ (4,654)
                                       =====                ========


                                          As of              As of
                                    September 30, 2002   June 30, 2002
                                    __________________   _____________

Assets
  E-Commerce Operations                  $   363             $   632
  Technology-Related Businesses           17,460              46,211
                                         _______             _______
    Total                                $17,823             $46,843
                                         =======             =======

Note 6 - Commitments and contingencies
Financial instruments with concentration of credit risk:
The financial instruments that potentially subject J Net to concentrations of credit risk consist principally of cash and cash equivalents. J Net maintains cash and certain cash equivalents with financial institutions in amounts which, at times, may be in excess of the FDIC insurance limits. J Net's cash equivalents are invested in several high-grade securities which limits J Net's exposure to concentrations of credit risk.

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

As of September 30, 2002, the unaudited condensed consolidated balance sheet contains approximately $2.1 million of unsecured creditor liabilities of InterWorld, which are separate and distinct from J Net. As a result of J Net's foreclosure on its secured promissory note with InterWorld and the subsequent transfer of assets to IWH in settlement of the secured promissory note, InterWorld does not have the financial resources to pay the face value of the obligations. The Management of J Net has actively negotiated and settled with the significant creditors of InterWorld since it completed the foreclosure actions. Management expects, but cannot provide assurance, that the remaining unsecured creditor liabilities of InterWorld will be settled at substantially less than their face value.

The Company has employment contracts with its President and Chief
Financial Officer. Minimum remaining obligations under those contracts totaled approximately $.4 million as of September 30, 2002.

As of September 30, 2002, J Net did not have any litigation, pending or threatened, or other claims filed against the Company. However, InterWorld is subject to two claims.

On March 8, 2001, as amended on May 29, 2001, InterWorld received notice that the Securities and Exchange Commission (the "Commission") had commenced a formal order directing a private investigation by the Commission with respect to whether InterWorld engaged in violations of Federal Securities Laws as it relates to InterWorld's financial statements, as well as its accounting practices and policies. Also under review by the Commission is certain trading activity in InterWorld stock. All the above events are related to periods prior to the Company's common stock ownership in InterWorld. The investigation is confidential and the Commission has advised that the investigation should not be construed as an indication by the Commission, or its staff, that any violation of law as occurred nor should the investigation be construed as an adverse reflection on any person, entity or security.

The investigation is ongoing and InterWorld is fully cooperating with the Commission.

PBS Realty ("PBS"), a real estate broker conducting business in New York City filed a $1.2 million claim against InterWorld in April 2002. The claim alleges that PBS is owed commissions by InterWorld for services related to PBS's attempts to sublease office space previously occupied by InterWorld at 395 Hudson Street in New York City. InterWorld is vigorously contesting the claim and InterWorld management does not believe a liability exists at this time. J Net was not a party to the brokerage agreement and no claim has been asserted against J Net by PBS.

Note 7 - Convertible subordinated notes
The Company completed its offering of $27.75 million of the Notes to a small group of investors in October 2000.

In May 2002, the Company made a voluntary repurchase offer to the existing holders of the unregistered Notes. Such offer was made at the face amount of the Notes and did not include any accrued but unpaid interest since March 31, 2002, the last interest payment date. Such action was approved on May 8, 2002 by a special committee of the Board of Directors of the Company, consisting of directors who had no financial interest in the Notes, following a request made by the largest third party holder of such Notes.

In June 2002, the offers were accepted by all of such holders and the Notes were paid off in July 2002. Under terms of the voluntary repurchase offer, the repayment excluded interest on the Notes which had accrued since April 1, 2002. The amount of forgiven interest totaled $.6 million and is reported as a gain on the repurchase of the Notes for the three months ended September 30, 2002 in the condensed consolidated statement of operations.

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

Revenue under multiple element arrangements is allocated to each element using the "residual method", in accordance with Statement of Position No. 98-9, "Modification of SOP 97-2 with Respect to Certain Transactions" ("SOP 98-9"). Under the residual method, the arrangement fee is recognized as follows: (a) the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is deferred and (b) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related tot he delivered elements. Software license agreements generally include two elements:
the software license and post-contract customer support. The Company has established sufficient vendor-specific objective evidence for the value of maintenance and post-contract customer support services based on the price when these elements are sold separately and/or when stated renewal rates or maintenance and post-contract customer support services are included in the agreement, and the actual renewal rate achieved.

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

Impairments
The Company adopted Statement of Financial Accounting Standards No. 144 on July 1, 2002 ("SFAS 144"). The Financial Accounting Standards Board's ("FASB") new rules on asset impairment supercede FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and provide a single accounting model for long-lived assets to be disposed of.

Although retaining many of the fundamental recognition and measurement provisions of Statement 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets held-for-sale are stated at he lower of their fair values or carrying amounts and depreciation is no longer recognized.

Gain on repurchase of Notes
In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement 13, and Technical Corrections ("SFAS 145"). For most companies, SFAS 145 requires gains and losses from the extinguishment of debt to be classified as a component of income or loss from continuing operations. Prior to the issuance of SFAS 145, early debt extinguishments were required to be recognized as extraordinary items. SFAS 145 amended other previously issued statements and made numerous technical corrections. With the exception of the accounting treatment for extinguishments of debts, those other modifications are not expected to impact the consolidated financial statements of the Company.

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

The risks and uncertainties that may affect operations, performance, development and results of the Company include, but are not limited to, the ability to increase sales of its e-commerce software products, attract new clients, maintain existing clients in the face of new competition and reduce costs. In other investment or partnering activities, the Company must identify and successfully acquire interests in systems development or other technology-based companies and grow such businesses. The ability of entities in which the Company has invested to raise additional capital on terms which are acceptable to the Company, or other investors, is critical in the ongoing success of such companies and obtaining additional capital in markets which are performing poorly may be difficult.

Overview
________

J Net Enterprises, Inc. (referred to hereinafter as "J Net" or the "Company") is a technology holding company with concentrated investments in enterprises software and technology infrastructure companies.

The Company operates in two business segments, E-Commerce Operations and Technology-Related Businesses. E-Commerce Operations are conducted through IW Holdings, Inc. ("IWH"), a wholly owned subsidiary of the Company and the successor to the business formerly conducted by InterWorld Corporation ("InterWorld"). The e-commerce software products include functionality that addresses distributed order management, customer relationship management, supplier relationship management, sales channel management, and business intelligence for companies in the retail, manufacturing, distribution, telecommunications and transportation industries. The E-Commerce Operations applications, components and tools are based on IWH's Process-Centric(tm) architecture which enables companies to maximize returns on investments in information technology by allowing them to quickly implement the software and adapt to changing market conditions without the need for programmers.

Marketing
_________

From February 2002 through October 30, 2002, marketing of e-commerce products in the Americas were conducted through a Strategic Partnership Agreement (the "Agreement") with Titan Ventures, LP ("Titan"). Under this Agreement, Titan was required to achieve certain milestones to earn a percentage of E-Commerce Operations equity. Revenues generated from the Agreement were to be shared between Titan and the Company at predetermined percentages. Costs of marketing efforts were borne entirely by Titan.

Titan failed to meet the required milestones contained in the Agreement and the Company notified Titan that it would terminate the Agreement pursuant to its terms in favor of a multi-channel distribution strategy. Subsequent to a transition period required by the Agreement, the Company entered into a nonexclusive reselling alliance with Nextjet, Inc. in November 2002 and is presently negotiating a similar alliance with other parties. Titan has requested, and the Company is considering, entering into an agreement whereby Titan could remain a nonexclusive reseller of the Company's E-Commerce products. The Company also has existing reseller and marketing agreements in Europe and Japan.

J Net also holds minority investments in other technology companies including, but not limited to, systems development and software companies. The investments are held and managed by the Technology-Related Business segment. For the preceding 12 months, activities in the Technology-Related Businesses segment have been curtailed. However, the Company is exploring expansion and acquisition opportunities. Such activities may require use of Management's resources and expenses. The Company expects that as it engages in such activities, it may periodically incur expenses that may have a material affect on the Company's operating income.

Although the Company is exploring these expansion opportunities, there can be no assurance that the opportunities will be available on terms acceptable to J Net or that if undertaken, will be successful.

Three Months Ended September 30, 2002 and 2001:

Results of Operations
_____________________

Total revenues:
Consolidated revenues, all of which are related to E-Commerce Operations, were $.7 million for the three months ended September 30, 2002 versus $2.8 million for the three months ended September 30, 2001, reflecting a decrease of $2.1 million or 75%. The decrease reflects ongoing declines in markets for e-commerce products, which began in 2000. All components of revenue (licenses, services and maintenance) were down from the previous year. There were no license sales in 2002 compared with 4 such sales in the comparable three month period in 2001. Professional service revenue, which tends to follow license sales also declined to $.2 million in 2002 from $.7 million in 2001. Post contract maintenance revenue also declined due primarily to reductions in renewals from "dot-com" customers.

Total cost of revenues:
Cost of revenues, all of which are related to E-Commerce Operations, were $.2 million for the three months ended September 30, 2002. The total cost of revenues was $1.4 million for the three months ended September 30, 2001. The primary causes of the $1.2 million decrease compared to the three months ended September 30, 2001 are the substantial reductions in workforce and the variable cost impacts from reduced license sales revenues.

Operating expenses:
Total operating expenses were $1.6 million for the three months ended September 30, 2002 compared to $15.8 million for the three months ended September 30, 2001. The decrease of $14.2 million reflects the impact of workforce and other cost reductions which lowered monthly operating costs for E-Commerce Operations from $3 million per month in 2001 to approximately $.4 million per month in 2002. The quarter ended September 30, 2001 also included restructuring charges which totaled $4.6 million. There were no restructuring and unusual charges for the three months ended September 30, 2002.

Other income (expense):
For the three months ended September 30, 2002, the Company had other income of $.7 million compared with net other income of $.2 million for the three months ended September 30, 2001. Interest income decreased to $.2 million for the three months ended September 30, 2002 from $.7 million in the prior year quarter because of reductions in the average amount invested at Mariner which was redeemed to repurchase the subordinated convertible notes (the "Notes"). Interest expense decreased from $.6 million for the three months ended September 30, 2001 to $0 in the comparable quarter ended September 30, 2002. In addition, a $.6 million gain was recognized in the quarter ended September 30, 2002 from the repurchase of the Notes. The gain reflects the interest which had accrued since April 1, 2002, but was not paid pursuant to the terms of the voluntary repurchase offers made to the holders of the Notes.

Federal income taxes:
There is no federal income tax provision or benefit for the three months ended September 30, 2002 or 2001. All taxable transactions and temporary differences for federal income taxes are fully offset by a reserve allowance. Such allowances will continue to be provided until such time as the Company begins to generate operating income.

The Company is analyzing the effect of recent revisions to the Internal Revenue Code affecting the carryback of net operating losses incurred during the Company's fiscal years ended June 30, 2001 and 2002. The amount of any increased refund resulting from these rules, if any, is not determinable at this time. Any such refund claim could be subject to examination and review by the Internal Revenue Service and is subject to approval by the Joint Committee of Taxation.

Net loss:
The net loss was $.3 million for the three months ended September 30, 2002 compared to a loss of $14.2 million in the comparable 2001 quarter. The $13.9 million improvement is due primarily to reductions in operating expenses and the nonrecurring restructuring charges from the September 30, 2001 quarter. The results for the three months ended September 2002 also benefited from the $.6 million gain on the forgiveness of interest in connection with the repurchase of the Notes.

Capital Resources and Liquidity
_______________________________

Liquidity
The Company's sources of funds for the quarter ended September 30, 2002 were generated from E-Commerce Operations revenues, interest from cash deposits and Mariner Investments, L.P. ("Mariner") earnings.

As of June 30, 2002, the Company had $36.3 million in cash and marketable securities. In July 2002, a total of $27.3 million was used to complete payments to the holders of the Notes pursuant to the voluntary repurchase offer made by the Company in May 2002. As a result of the repurchase, the remaining cash and securities total $7.9 million as of September 30, 2002.

In 2003, the Company expects to receive proceeds from the sale of assets of approximately $5 million and receive income tax refunds of approximately $1 million. Therefore, available liquidity is expected to reach approximately $14 million, which the Company believes should be adequate to fund existing operations and allow additional time for the multi-channel marketing efforts to increase cash flows from operations. These funds also provide resources for the Company to explore new expansion or acquisition opportunities.

As of September 30, 2002, the total accounts payable and accrued liabilities include approximately $2.1 million attributable to unsecured creditors of InterWorld. While these liabilities are included as part of the consolidated group, these liabilities remain separate and distinct to InterWorld and J Net is not liable to settle the debts. Management has actively been negotiating with many of the significant unsecured creditors to settle aged claims. Between January and September 2002, approximately $1.1 million of liabilities were settled for approximately $.3 million. Although there can be no assurances, Management believes the remaining obligations will be settled at amounts substantially less then their respective face values.

Cash Flows
In the quarter ended September 30, 2002, J Net used $.6 million in operations. Approximately $.5 million was used in E-Commerce Operations. As a result of the Company's restructuring efforts during the first half of fiscal 2002, the monthly cash use has been reduced from approximately $3 million per month in September 2001 to approximately $.2 million per month in the quarter ended September 30, 2002. Revenue will have to be increased through the Company's multi-channel marketing strategy for cash flows from operations to become positive.

Cash provided by investing activities in the quarter ended September 30, 2002 was a net $23 million, all of which was attributable to the redemption of marketable securities used in the repurchase of the Notes. In 2001, the Company reduced its focus on making minority-interest based investments and concentrated its growth efforts on the E-Commerce
Operations. While the Company continues to evaluate potential investments, the process remains selective.

Cash used in financing activities in the quarter ended September 30, 2002 was $27.75 million representing the face value of the repurchased Notes. The actual cash used to repurchase the Notes, after recovery $.4 million of loans due to the Company, was $27.3 million.

Recently Issued Accounting Standards
In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 142 addresses the initial measurement and recognition of intangible assets acquired outside of a business combination, whether acquired with a group of other assets or acquired individually, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment test on an annual basis at a minimum. The Company adopted SFAS 141 and SFAS 142 beginning July 1, 2002. As of September 30, 2002, the Company had no goodwill or other intangible assets due to previous impairments or losses incurred on investments where goodwill had been recorded. The Company expects that the adoption will not have a material impact on future financial statements.

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

In April 2002, the FASB issued Statement of Financial Accounting Standards
o. 145, "Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement 13, and Technical Corrections ("SFAS 145"). For most companies, SFAS 145 will require gains and losses from the extinguishment of debt to be classified as a component of income or loss from continuing operations. Prior to the issuance of SFAS 145, early debt extinguishments were required to be recognized as extraordinary items. SFAS 145 amended other previously issued statements and made numerous technical corrections.
With the exception of the accounting treatment for extinguishments of debts, those other modifications are not expected to impact the consolidated financial statements of the Company.

The FASB recently issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 nullifies the Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". SFAS 146 requires that a liability associated with an exit or disposal activity be recognized when the liability is incurred while EITF Issue No. 94-3 recognized such liabilities at such time that an entity committed to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002 with early application encouraged. The Company does not anticipate that adoption of SFAS 146 will have a material affect on its results of operations.

Factors Which May Affect Future Results
_______________________________________

The Company's financial and management resources have been concentrated on its E-Commerce Operations. For the past two years, the technology-related markets have experienced significant declines in sales, market value, and available capital resources to develop new products. In addition, the technology-related environment is extremely competitive. The combination of the above factors involves a number of risks and uncertainties. Even with the significant reductions to its cost structure, the Company's operations will require an increase in sales of e-commerce products to avoid further cost reductions. Increases in sales are dependent on several factors including (1) successful closed deals from its channel partners and resellers, (2) an increase in information technology spending by businesses, (3) continued solvency of existing customers, (4) availability of capital, (5) an increase in the use of the Internet by businesses and individuals, (6) preservation of existing patents and trademarks, and (7) the Company's ability to build and deliver products ahead of its competitors. There is no assurance that any of the events will occur, or be sustainable if they do occur.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk
         _________________________________________________________

The Company is generally exposed to market risk from adverse changes in interest rates. The Company's interest income is affected by changes in the general level of U.S. interest rates. Changes in U.S. interest rates could affect interest earned on the Company's cash equivalents, debt instruments and money market funds. A majority of the interest earning instruments earns a fixed rate of interest over short periods (7-35 days) Based upon the invested money market balances at September 30, 2002, a 10% change in interest rates would change pretax interest income by approximately $2 thousand per year. Therefore, the Company does not anticipate that exposure to interest rate market risk will have a material impact on the Company due to the nature of the Company's investments.

The Company holds short-term investments with a value of $6.6 million in Mariner Partners, L.P., a private investment fund. Mariner's performance has historically generated above-average returns relative to hedge fund industry benchmarks. However, such returns cannot be assured in the future. Based on the market value of the investment in Mariner as of March 31, 2002 and the average return of such investment for the previous six months, a 10% reduction in those rates would reduce pretax income by approximately $11 thousand a year. Therefore, the Company does not anticipate that exposure to interest rate market risk will have a material impact on the Company due to the size and nature of the Company's investments.

Item 4.  Controls and Procedures
         _______________________

Based on their evaluation of the Company's disclosure controls and procedures as of a date within 90 days of the filing of this Report, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect such controls subsequent to the date of such evaluation by the Chief Executive Officer and Chief Financial Officer.

                           PART II.  OTHER INFORMATION
                           ___________________________

Item 1.  Legal Proceedings
         _________________

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

PBS Realty ("PBS"), a real estate broker conducting business in New York City filed a $1.2 million claim against InterWorld Corporation, a subsidiary of the Company, in April 2002. The claim alleges that PBS is owed commissions by InterWorld for services related to PBS's attempts to sublease office space previously occupied by InterWorld at 395 Hudson Street in New York City. InterWorld is vigorously contesting the claim and InterWorld management does not believe a liability exists at this time. J Net was not a party to the brokerage agreement and no claim has been asserted against J Net by PBS.

The Company is a party to other claims, legal actions and complaints arising in the ordinary course of business. Management believes that its defenses are substantial and that J Net's legal position can be successfully defended without material adverse effect on its consolidated financial statements.

Item 6.  Exhibits and Reports on Form 8-K
         ________________________________

         (a)  Exhibits:

          99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. SS 1350, Section 906 of the Sarbanes-Oxley Act of 2002.
          99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. SS 1350, Section 906 of the Sarbanes-Oxley Act of 2002
          99.3 Certification of Chief Executive Officer pursuant to 18 U.S.C. SS 1350, Section 302 of the Sarbanes-Oxley Act of 2002.
          99.4 Certification of Chief Financial Officer pursuant to 18 U.S.C. SS 1350, Section 302 of the Sarbanes-Oxley Act of 2002.

         (b)  Reports on Form 8-K:

              None

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

Date:  November 14, 2002