Form 10-Q
period 2002-12-31
J NET ENTERPRISES INC
filed 2003-02-14
CIK 351903

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                 FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to___________________

Commission file no. 1-9728

                          J NET ENTERPRISES, INC.
________________________________________________________________________
           (Exact name of registrant as specified in its charter)

             Nevada                            88-0169922
_______________________________     ____________________________________
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)

4020 Lake Creek Drive, #100, Wilson, Wyoming             83014
____________________________________________           __________
(Address of principal executive offices)               (Zip Code)

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

                                    Yes    x     No
                                          ___         ___

There were 8,524,541 shares of the Registrant's common stock outstanding as of February 10, 2003.

                   J NET ENTERPRISES, INC. AND SUBSIDIARIES
                                        INDEX

Part I.   Financial Information

Item 1.   Financial Statements
            Condensed Consolidated Balance Sheets (Unaudited) -
              December 31, 2002 and June 30, 2002
            Condensed Consolidated Statements of Operations (Unaudited) -
              Three and Six Months Ended December 31, 2002 and 2001
            Condensed Consolidated Statement of Stockholders' Equity
              (Unaudited) - Six Months Ended December 31, 2002
            Condensed Consolidated Statement of Stockholders' Equity
              (Unaudited) - Six Months Ended December 31, 2001
            Condensed Consolidated Statements of Cash Flows (Unaudited) -
              Six Months Ended December 31, 2002 and 2001
            Notes to Condensed Consolidated Financial Statements
              (Unaudited)

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

Part II.  Other Information

Item 1.   Legal Proceedings

Item 6.   Exhibits and Reports on Form 8-K

                  J NET ENTERPRISES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)
                               (Unaudited)


                                              December 31,      June 30,
          ASSETS                                  2002            2002
                                              ____________     _________
Current assets:
  Cash and cash equivalents                     $ 7,791        $ 6,674
  Short-term investments                          5,817         29,590
  Accounts receivable, net                          540            213
  Notes receivable - related parties                  -            288
  Notes receivable                                    -            132
  Federal income taxes receivable                   742            983
  Assets held for sale                            4,283          4,950
  Prepaid expenses                                   82            351
  Other current assets                                -            293
                                                _______        _______
    Total current assets                         19,255         43,474

Investments in technology-related
  businesses                                      2,425          2,425

Property and equipment, net of
  accumulated depreciation                          106            180

Other non-current assets                            738            764
                                                _______        _______
    Total assets                                $22,524        $46,843
                                                =======        =======

See Notes to Condensed Consolidated Financial Statements.



                  J NET ENTERPRISES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)
                               (Unaudited)
                               (Concluded)



                                              December 31,      June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY              2002            2002
____________________________________          ____________      ________

Current liabilities:
  Accounts payable and other current
   liabilities                                  $  3,287        $  4,095
  Current portion of convertible
    subordinated notes                                 -          27,750
  Deferred revenue and customer deposits             788           1,306
                                                ________        ________
      Total current liabilities                    4,075          33,151
                                                ________        ________

Deferred income taxes                              6,910               -
Deferred rent                                        203             213
Other non-current liabilities                        212             212

Commitments and contingencies

Stockholders' equity:
  Preferred stock - authorized 1,000,000
    shares of $1 par value; none issued                -               -
  Common stock - authorized 60,000,000 shares
    of $.01 par value; 10,233,470 shares issued      102             102
  Additional paid-in capital                      75,250          75,250
  Accumulated deficit                            (48,174)        (46,031)
  Less 1,708,929 shares of common stock in
    treasury, at cost                            (16,054)        (16,054)
                                                ________        ________
      Total stockholders' equity                  11,124          13,267
                                                ________        ________
      Total liabilities and stockholders'
        equity                                  $ 22,524        $ 46,843
                                                ========        ========

See Notes to Condensed Consolidated Financial Statements.

                  J NET ENTERPRISES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE AND SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
                (Dollars in thousands, except per share data)
                                  (Unaudited)


                                   Three Months ended   Six Months ended
                                       December 31,        December 31,
                                   __________________   __________________
                                     2002       2001     2002       2001
                                   ________   _______   _______   ________
Revenues, net
  Product licenses                  $    21   $         $    21   $    883
  Maintenance                           520       897     1,024      2,159
  Services                              166       318       318        998
                                    _______   _______   _______   ________
      Total revenues, net               707     1,215     1,363      4,040
                                    _______   _______   _______   ________
Cost of revenues:
  Product licenses                        -       254         -        400
  Maintenance                            61        98        87        293
  Services                              139       910       261      1,985
                                    _______   _______   _______   ________
      Total cost of revenues            200     1,262       348      2,678
                                    _______   _______   _______   ________
      Gross profit                      507       (47)    1,015      1,362

Operating expenses:
  Research and development              413     1,323       854      4,335
  Sales                                   -     2,493         -      5,893
  Marketing alliances                     -       265         -      1,616
  General and administrative          1,106     2,202     2,267      5,651
  Impairment of assets held for
    sale                              1,050         -     1,050          -
  Bad debt expense                        -         -        20          -
  Restructuring and unusual
    charges                               -     1,824         -      6,372
  Gains from settlements with
    unsecured creditors                   -         -       (46)         -
                                    _______   _______   _______   ________
      Total operating expenses        2,569     8,107     4,145     23,867
                                    _______   _______   _______   ________
Operating loss                       (2,062)   (8,154)   (3,130)   (22,505)

Other income (expense):
  Interest and other income             400       726       572      1,444
  Interest expense                        -      (566)        -     (1,133)
  Gain from repurchase of
    convertible subordinated notes        -         -       553          -
  Gain on disposal of assets            103         -       103          -
                                    _______   _______   _______   ________
      Total other income                503       160     1,228        311
Loss from operations before
  income tax                         (1,559)   (7,994)   (1,902)   (22,194)
                                    _______   _______   _______   ________
Provision for Federal income tax        241         -       241          -
                                    _______   _______   _______   ________
      Net loss                      $(1,800)  $(7,994)  $(2,143)  $(22,194)
                                    =======   =======   =======   ========


Basic loss per share                $  (.21)  $  (.94)  $  (.25)  $  (2.60)
Dilutive loss per share             $  (.21)  $  (.94)  $  (.25)  $  (2.60)

See Notes to Condensed Consolidated Financial Statements.


                              J NET ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                SIX MONTHS ENDED DECEMBER 31, 2002
                                 (Dollars and shares in thousands)
                                             (Unaudited)




                        Common Stock     Additional    Retained    Treasury Stock
                        ______________     Paid-In     Earnings    ________________
                        Shares  Amount     Capital     (Deficit)   Shares    Amount      Totals
                        ______  ______   __________    _________   ______   _______     _______
Balance June 30, 2002   10,233   $102      $75,250     $(46,031)   (1,709)  $(16,054)   $13,267
  Comprehensive loss:
    Net loss                                             (2,143)                         (2,143)
                        ______   ____      _______     ________    ______   ________    _______
Balance December 31,
  2002                  10,233   $102      $75,250     $(48,174)   (1,709)  $(16,054)   $11,124
                        ======   ====      =======     ========    ======   ========    =======


See Notes to Condensed Consolidated Financial Statements

                  J NET ENTERPRISES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     SIX MONTHS ENDED DECEMBER 31, 2001
                      (Dollars and shares in thousands)


                                                                             Accumulated
                      Common Stock   Additional  Retained   Treasury Stock      Other
                      ______________   Paid-In   Earnings  ________________  Comprehensive
                      Shares  Amount   Capital   (Deficit) Shares    Amount  Income (loss) Totals
                      ______  ______ __________  _________ ______   _______  _____________ _______

Balance June 30, 2001 10,233   $102   $75,250    $(20,795) (1,709) $(16,054)   $(17)      $ 38,486
  Comprehensive loss:
    Net loss                                      (22,194)                                 (22,194)
  Cumulative
    translation
    adjustment                                                                   60             60
                                                                               ____       ________
Total comprehensive
  loss                                                                                     (22,134)
  Amortization of
    employee stock
    options                                           290                                      290
                      ______   ____   _______    ________  ______   ________   _____      ________
Balance December 31,
  2001                10,233   $102   $75,250    $(42,699) (1,709)  $(16,054)  $  43      $ 16,642
                      ======   ====   =======    ========  ======   ========   =====      ========


See Notes to Condensed Consolidated Financial Statements.

                  J NET ENTERPRISES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
                            (Dollars in thousands)


                                                         2002       2001
                                                      _________   ________
Operating activities:
  Net loss                                            $  (2,143)  $(22,194)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Receipt of Federal tax refund                       6,910          -
      (Gain)/loss on disposal of assets                    (103)       271
      Impairment of assets                                1,050      2,908
      Amortization of stock-based compensation                -        290
      Depreciation and amortization                          79        471

Changes in assets and liabilities:
  Federal income taxes receivable                           241      2,723
  Accounts receivable                                      (224)     1,430
  Marketable securities                                    (227)    (1,046)
  Prepaid expenses and other current assets                 179        238
  Other non-current assets                                   26        171
  Accounts payable and other current liabilities           (808)    (1,248)
  Deferred revenue and customer deposits                   (518)    (1,497)
  Deferred rent                                             (10)      (135)
  Other, net                                                  -         60
                                                      _________   ________
    Net cash provided by (used in) continuing
      operations                                          4,452    (17,558)

Investing activities:
  Investments in technology-related businesses                -     (1,333)
  Investment in notes receivable                              -       (125)
  Collection of notes receivable   related parties          288      1,009
  Collection of note receivable                             132          -
  Redemption of marketable securities                    24,000          -
  Purchase of property and equipment                         (5)       (82)
                                                      _________   ________
    Net cash provided by (used in)
      investing activities                               24,415       (531)

Financing activities:
  Repayment of debt                                     (27,750)         -
                                                      _________   ________
    Net cash used in financing activities               (27,750)         -
                                                      _________   ________
Net increase (decrease) in cash and cash
  equivalents                                             1,117    (18,089)
  Cash and cash equivalents at beginning of period        6,674     24,272
                                                      _________   ________
  Cash and cash equivalents at end of period          $   7,791   $  6,183
                                                      =========   ========
Supplemental disclosures of cash flow data:
  Cash paid during the year for:
    Interest paid                                     $       -   $  1,119

Non-cash investing and financing activities:
  Value of notes receivable discharged in
    exchange for common stock                         $       -   $  1,024
  Uncollected proceeds from sale of fixed
    assets and investments                            $     103   $    219


See Notes to Consolidated Financial Statements

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

E-Commerce Operations are conducted through IW Holdings, Inc. ("IWH"), a wholly owned subsidiary of the Company and the successor to the business formerly conducted by InterWorld Corporation ("InterWorld"), a 95% owned subsidiary of the Company. IWH became the owner of the intellectual property and assets of InterWorld in May 2002 when InterWorld defaulted on a secured promissory note with J Net. Upon completion of foreclosure proceedings by J Net against InterWorld, the assets and intellectual property of InterWorld were transferred to IWH at the direction of J Net in full satisfaction of the debt.

The Technology-Related Businesses segment includes minority investments in other technology companies including, but not limited to, systems development and software companies. The E-Commerce Operations have required a substantial amount of Management's time and the Company's financial resources. As a result, the Technology-Related Businesses investments have been curtailed.

Recent events:
In March 2002, the Job Creation and Worker Assistance Act of 2002 (the "Act") was signed into law. Among other things, the Act extended the carry-back period for operating losses incurred in fiscal years ended in 2001 and 2002 from two years to five years. Based on this legislation, on November 26, 2002, the Company filed for an aggregate refund of federal income taxes previously paid of $7.7 million. The December 31, 2002 balance sheet reflects the receipt of $6.9 million of the refund with the remainder still outstanding as of January 31, 2003. The refund claim is subject to audit by the Internal Revenue Service ("IRS") and the review and approval of the Congressional Joint Committee on Taxation. There can be no assurance as to what part, if any, of such refund will ultimately be allowed. Of the $7.7 million refund claim, Management deferred recognition of $6.9 million pending further review by the IRS. The remaining amount is not expected to be reserved.

On September 18, 2002, the Company's Board of Directors approved a new stock option plan for IWH. Options to acquire 555,000 shares were issued at an exercise price of $.50 per share, which Management believes is representative of the fair market value at the issue date. With the exception of 40,000 shares, which vest upon successful completion and shipment of Commerce Exchange Version 6.0, the options have a three year vesting period.

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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions are eliminated. The Company's fiscal year ends on June 30. Unless the context indicates otherwise, references to "2002" and "2001" are for the fiscal years ended June 30, 2002 and 2001, respectively.

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position as of December 31, 2002, the results of its operations for the three and six months ended December 31, 2002 and 2001 and its cash flows for the six months ended December 31, 2002 and 2001. The results for the three and six months ended December 31, 2002 and 2001 are not necessarily indicative of results for a full year. Information included in the condensed consolidated balance sheet as of June 30, 2002 has been derived from the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended June 30, 2002 (the "2002 Form 10-K"). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and disclosures included in the 2002 Form 10-K.

Use of estimates:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires Management to make estimates and assumptions that affect the amounts reported in the accompanying unaudited condensed consolidated financial statements and notes. Actual results could differ from those estimates.

Cash equivalents:
Cash equivalents are liquid investments comprised primarily of debt instruments and money market accounts with maturities of three months or less when acquired and are considered cash equivalents for purposes of the unaudited condensed consolidated balance sheets and statements of cash flows. Cash equivalents are stated at cost which approximates fair value due to their short maturity.

Short-term investments:
At December 31, 2002, the Company held short-term investments in Mariner Partners, L.P. ("Mariner"), a private investment fund which had a value of
$5.8 million.    Mariner employs a multi-strategy approach, emphasizing
market neutral and event driven styles, to opportunistically seek, identify, and capitalize on investment opportunities across the financial markets. J Net can withdraw all or a portion of its investment upon 45 days prior written notice. The Company classifies those securities as short-term investments and records changes in the value of the accounts in the item captioned interest and other income in the unaudited condensed consolidated statement of operations.

Fair value of financial instruments:
The carrying value of certain of the Company's financial instruments, including accounts receivable, accounts payable and accrued expenses approximates fair value due to their short maturities.

As of December 31, 2002, the unaudited condensed consolidated balance sheet contains approximately $1.8 million of unsecured creditor liabilities of InterWorld which, although consolidated, are separate and distinct from J Net. As a result of J Net's foreclosure on its secured promissory note with InterWorld and the subsequent transfer of assets to IWH in settlement of the secured promissory note, InterWorld does not have the financial resources to pay the face value of the obligations. Management expects, but cannot provide assurance, that the remaining unsecured creditor liabilities of InterWorld will be satisfied at substantially less than their face value.

Investments in Technology-Related Businesses:
The various interests that the Company acquires in Technology-Related Businesses are accounted for under one of three methods: consolidation, equity or cost. The applicable accounting method is generally determined based on the Company's voting interest and its ability to influence or control the Technology-Related Businesses.

Impairments:
The Company adopted Statement of Financial Accounting Standards No. 144, a Statement on Asset Impairment, on July 1, 2002 ("SFAS 144"). The Financial Accounting Standards Board's ("FASB") new rules on asset impairment supercede FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and provide a single accounting model for long-lived assets to be disposed of.

Although retaining many of the fundamental recognition and measurement provisions of Statement 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets held-for-sale are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. There was no impact on the financial statements in connection with the adoption of SFAS 144.

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

Assets held for sale:
Assets which will be sold rather than used are recorded at their estimated fair value less estimated cost to sell. As of December 31, 2002, the Company holds 40 acres of land with building improvements in the village of Wellington, Florida. The property was obtained as a result of a foreclosure on a loan to Michael Donahue, the former Vice Chairman and Chief Executive Officer of InterWorld. On June 29, 2001, the loan, together with accrued interest, totaled $13.2 million. Due to the financial condition of Mr. Donahue, the Company executed a series of agreements which foreclosed on the real property assets securing the loan. In addition, 85,408 shares of InterWorld common stock securing the loan were transferred to the Company. The net realizable value of the real property, net of selling costs and other obligations, was estimated to be $5.5 million on the date of the foreclosure. The $7.7 million loss, representing the difference in the estimated value of the assets received and the total value of the loan, is reported as compensation expense as a component of general and administrative expenses in the 2001 consolidated statement of operations.

In February 2003, the Company reached an agreement to sell its real estate and related improvements. Closing of the transaction is expected to occur in March 2003. The Company expects to receive proceeds, net of selling and other costs, of approximately $4.3 million. As a result of this agreement, the Company has recorded an impairment loss of approximately $1.1 million for the three months ended December 31, 2002.

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

As of December 31, 2002, the Company is carrying a $.7 million receivable and a $6.9 million deferred tax liability, representing the total tax refund claim filed with the IRS resulting from the carry-back of operating losses incurred in fiscal years 2001 and 2002. There are accumulated deferred tax assets of $18.3 million, which are fully offset by a valuation allowance pursuant to SFAS 109. Such losses are limited by certain IRS regulations. While Management continues to take actions required to turn the Company profitable, the ability to generate income at levels sufficient to realize the accumulated deferred benefits is not determinable at this time.

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

Product licenses:
Revenue from the licensing of software products is recognized upon shipment to the customer, pursuant to an executed software licensing agreement when no significant vendor obligations exist and collection is probable. If acceptance by the customer is required, revenue is recognized upon customer acceptance. Amounts received from customers in advance of product shipment or customer acceptance are classified as deposits from customers. Other licensing arrangements, such as reseller agreements, typically provide for license fees payable to the Company based on a percentage of the list price for the software products. The license revenues are generally recognized when shipment by the reseller occurs, or when collection is probable.

Contracts for product licenses where professional services require significant production, modification or customization are recognized on a percentage of completion basis.

Services revenue:
Revenue from professional services, such as custom development and installation and integration support is recognized as the services are rendered.

Maintenance revenue:
Revenue from maintenance and post-contract customer support services, such as telephone support and product enhancements is recognized ratably over the period of the agreement under which the services are provided, typically one year. Recognition of maintenance and support revenue is deferred until payments are received, or sufficient evidence that payment will be received exists.

Deferred revenue consists principally of billings in advance for services and support not yet provided and uncollected billings to customers for maintenance and post contract support.

Recently issued accounting standards:
In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement 13, and Technical Corrections ("SFAS 145"). For most companies, SFAS 145 requires gains and losses from the extinguishment of debt to be classified as a component of income or loss from continuing operations. Prior to the issuance of SFAS 145, early debt extinguishments were required to be recognized as extraordinary items. SFAS 145 amended other previously issued statements and made numerous technical corrections. With the exception of the accounting treatment for extinguishments of debts, those other modifications are not expected to impact the consolidated financial statements of the Company. SFAS 145 is effective for fiscal years beginning after May 15, 2002. Accordingly, the Company has applied such provisions in the accompanying unaudited condensed consolidated financial statements for the quarter ended December 31, 2002.

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

Note 2 - Investments in Technology-Related Businesses
On September 28, 2001, the Company completed the purchase of the remaining 99% of Meister Brothers Investments, LLC ("MBI") that the Company did not already own. The purchase was executed pursuant to a settlement of a put agreement (the "Put Agreement") entered into as part of the original investment in March 2000 between the Company and Keith Meister and Todd Meister, Co-Presidents (the "Co-Presidents") and managers of a wholly-owned subsidiary which holds technology-related investments. Under terms of the original Put Agreement, the Company was required to issue 275,938 shares of the Company's common stock in exchange for each of the member interests in MBI owned by the Co-Presidents. A corresponding call agreement (the "Call Agreement") would have required the Company to issue 312,500 shares of the Company's common stock. On September 28, 2001, the Company entered into a series of agreements relating to the termination of the employment of the Co-Presidents, a cancellation of the Put Agreement and corresponding Call Agreement and the repurchase of the shares issuable under the Put Agreement and as a result paid an aggregate of $1.6 million of consideration. A portion of such consideration equal to $1.0 million was used to offset a loan from the Company to the Co-Presidents. As a result, the entire $1.6 million of consideration was expensed as restructuring and unusual charges for the three months ended September 30, 2001, upon completion of the transaction.

eStara, Inc. ("eStara") is a non public development stage company that provides voice communication technology that enables on-line customers to talk and conduct e-business over the Internet. The Company uses the cost method to account for this investment. The Company invested a total of $4.0 million in two separate financing rounds of eStara between September 2000 and July 2001. As a result of Management's periodic assessments of eStara's valuation, impairments totaling $3.6 million have been charged against the carrying value of this investment.

Presently, eStara's operations are being funded under a $2.0 million bridge loan pending completion of an additional financing round. J Net is not a party to the group of investors providing the bridge financing and the terms of the proposed financing are not available at this time. Management believes the current carrying value of $.4 million approximates fair market value of the investment as of December 31, 2002.

Tellme Networks, Inc. ("Tellme") provides voice driven interactive services to consumers and businesses. Tellme enables users, through voice recognition and speech synthesis, to utilize a telephone to access the Internet and listen to on-line information. The Company uses the cost method to account for its investment in Tellme. Subsequent to the Company's investment in Tellme, operating losses in the development stage company have been reduced each calendar quarter. In addition, Tellme has sufficient cash and liquid investments to fund operations for several years. It is the policy of the Company to evaluate its investments for possible impairments quarterly. Recent forecasts continue to call for improved operations in Tellme, and combined with their existing financial resources, management believes there is not a sufficient set of indicators which require the recognition of an impairment.

The following table sets forth the carrying values of the Company's investments and the related activity of each active investment for the three months ended December 31, 2002 (dollars in thousands):

                       Net balance                          Carrying value
                       at 6/30/02   Additions  Impairments  as of 12/31/02
                       ___________  _________  ___________  ______________

eStara, Inc.            $  425        $  -       $  -           $  425
Tellme Networks          2,000           -          -            2,000
                        ______        ____       ____           ______
  Totals                $2,425        $  -       $  -           $2,425
                        ======        ====       ====           ======

The following table sets forth the ownership information and accounting methodology used for each of the Company's investments:

                                        Accounting   Type of     Voting
                      Date(s) Acquired    Method     Security  Percentage
                     _________________  __________   ________  __________

eStara, Inc.         September 29, 2000    Cost      Series "C"    14%
                     July 1, 2001                    Preferred
                                                     Stock

Tellme Networks      September 12, 2000    Cost      Series "D"   Less
                                                     Preferred    than 1%
                                                     Stock
Note 3 - Loss per share
Basic loss per share for the three and six months ended December 31, 2002 and for the three and six months ended December 31, 2001 are computed by dividing net loss from operations by the weighted average number of common shares outstanding for the respective period. Since the three and six month periods ended December 31, 2002 and 2001 had losses from continuing operations, no potential common shares from the assumed exercise of options or Notes have been included in the diluted loss per share computations pursuant to accounting principles generally accepted in the United States.

The following is the amount of loss and number of shares used in the basic and diluted loss per share computations (dollars and shares in thousands, except per share data):

                                     Three Months          Six Months
                                         Ended               Ended
                                      December 31,         December 31,
                                   __________________   _________________
                                     2002       2001     2002      2001
                                   _______    _______   ______   ________
Basic loss per share:
  Loss available to common
    stockholders                   $(1,800)   $(7,994)  $(2,143) $(22,194)
                                   =======    =======   =======  ========
  Shares:
    Weighted average number of
      common shares outstanding      8,525      8,525     8,525     8,525
                                   =======    =======   =======  ========

Basic loss per share               $  (.21)   $  (.94)  $  (.25) $  (2.60)
                                   =======    =======   =======  ========

Diluted loss per share:
  Loss available to common
    shareholders                   $(1,800)   $(7,994)  $(2,143) $(22,194)
                                   =======    =======   =======  ========
Shares:
  Weighted average number of
    common shares outstanding        8,525      8,525     8,525     8,525
                                   =======    =======   =======  ========

  Weighted average number of
    common shares and common
    share equivalents
    outstanding                      8,525      8,525     8,525     8,525
                                   =======    =======   =======  ========

Diluted loss per share             $  (.21)   $  (.94)  $  (.25) $  (2.60)
                                   =======    =======   =======  ========

The calculation of earnings per share data excluded the following items as their effect is antidilutive:

                                       Antidilutive Share Calculation
                                       ______________________________
                                              (shares in thousands)

                                           As of               As of
Description                          December 31, 2002   December 31, 2001
___________                          _________________   _________________

Potentially dilutive stock options          1,570             1,975

Common shares issuable
  from assumed conversion
  of subordinated notes                         -             2,581

Common shares issuable
  from assumed exercise
  of put option                                 -                 -
                                            _____             _____
    Total antidilutive securities           1,570             4,556
                                            =====             =====

Note 4 - Related party transactions
Allan R. Tessler, Chairman and Chief Executive Officer of the Company, owns approximately 15% of J Net Venture Partners, LLC (the "Manager"), the managing member of Ventures I, a fund that invests in Technology-Related businesses and is 100% owned by the Company. The Manager is to be paid a fee from Ventures I equal to 20% of the profits, if any, of Ventures I after the accumulation of preferred return to the investors, if any, of Ventures I. Following the accumulation of a 35% internal rate of return, the 20% increases to 35%. The Company, which is obligated to advance certain expenses of the Manager, will never own less than 51% of the Manager. Mr. Tessler has not received any compensation at any time from the Manager as no profits have been generated.


One director of J Net is a partner of a law firm that provides legal services to the Company. Fees paid to that firm were approximately $4 thousand for the six months ended December 31, 2002 and $8 thousand for the six months ended December 31, 2001. Management believes that fees charged are competitive with fees charged by other law firms.

Note 5 - Operating segments
The Company has two reportable segments: E-Commerce Operations and Technology-Related Businesses. Prior to May 2001, the Company operated only in one segment, Technology-Related Businesses. All significant intersegment activity has been eliminated. Accordingly, segment results reported exclude the effect of transactions between the Company and its subsidiaries. Assets are the owned assets used by each operating segment. Summary of consolidated loss from operations, net of tax (dollars in thousands):

                                   Three Months ended   Six Months Ended
                                      December 31,         December 31,
                                   ___________________  _________________
                                     2002       2001     2002      2001
Net loss:                          _______     _______  _______  ________
________
  E-Commerce Operations            $  (111)    $(7,297) $  (312) $(16,843)
  Technology-Related Businesses     (1,689)       (697)  (1,831)  (5,351)
                                   _______     _______  _______  ________
    Net loss                        (1,800)     (7,994)  (2,143)  (22,194)
                                   =======     =======  =======  ========

E-Commerce Operations:
_____________________
  Revenues                             707       1,215    1,363     4,040
  Cost of Revenues                     200       1,262      348     2,678
                                   _______     _______  _______  ________
    Gross profit                       507         (47)   1,015     1,362

Operating expenses                     663       6,680    1,372    17,355
Other (income) expense                 (45)        570      (45)      850
                                   _______     _______  _______  ________
    Net loss from E-Commerce
      Operations                      (111)     (7,297)    (312)  (16,843)
                                   =======     =======  =======  ========
Technology-Related Businesses:
_____________________________
  Total Operating Expenses           1,906       1,427    2,773     6,512
  Other Income                        (458)       (730)  (1,183)   (1,161)
  Provision for Federal Income
    Tax                                241           -      241         -
                                   _______     _______  _______  ________
    Net loss from Technology-
      Related Businesses           $(1,689)    $  (697) $(1,831) $ (5,351)
                                   =======     =======  =======  ========

                                                     As of
                                                December 31, 2002
Assets:                                         _________________
______
E-Commerce Operations                              $   542
Technology-Related Businesses                       21,982
                                                   _______
  Total assets                                     $22,524
                                                   =======

Note 6 - Commitments and contingencies
Financial instruments with concentration of credit risk:
The financial instruments that potentially subject J Net to concentrations of credit risk consist principally of cash and cash equivalents. J Net maintains cash and certain cash equivalents with financial institutions in amounts which, at times, may be in excess of the Federal Deposit Insurance Corporation limits. J Net's cash equivalents are invested in several high-grade securities which limits J Net's exposure to concentrations of credit risk.

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

As of December 31, 2002, the unaudited condensed consolidated balance sheet contains approximately $1.8 million of unsecured creditor liabilities of InterWorld, which are separate and distinct from J Net. As a result of J Net's foreclosure on its secured promissory note with InterWorld and the subsequent transfer of assets to IWH in settlement of the secured promissory note, InterWorld does not have the financial resources to pay the face value of the obligations. Management expects, but cannot provide assurance, that the remaining unsecured creditor liabilities of InterWorld will be satisfied at substantially less than their face value.

The Company has employment contracts with its President and Chief Financial Officer. Minimum remaining obligations under those contracts totaled approximately $.3 million as of December 31, 2002.

As of December 31, 2002, J Net did not have any litigation, pending or threatened, or other claims filed against the Company. However, InterWorld is subject to two claims.

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

PBS Realty ("PBS"), a real estate broker conducting business in New York City filed a $1.2 million claim against InterWorld in April 2002. The claim alleged that PBS was owed commissions by InterWorld for services related to PBS's attempts to sublease office space previously occupied by InterWorld in New York City. In January 2003, InterWorld and PBS reached an agreement in principle to resolve the dispute which includes a payment by InterWorld in exchange for, among other things, discontinuance with prejudice of the lawsuit and a release. While an estimated probable settlement amount has been accrued as a component of General and Administrative expenses in the accompanying unaudited condensed consolidated statement of operations for the quarter ended December 31, 2002, there remain certain unresolved open issues. Consequently, a settlement may not be finalized.

Note 7 - Subsequent event
In February 2003, the Company reached an agreement to sell its real estate and related improvements. Closing of the transaction is expected to occur in March 2003. The Company expects to receive proceeds, net of selling and other costs, of approximately $4.3 million. As a result of this agreement, the Company has recorded an impairment loss of approximately $1.1 million for the three months ended December 31, 2002.

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

Accounting for Investments in Technology-Related Businesses:
The various interests that the Company acquires in Technology-Related Businesses are accounted for under one of three methods: consolidation, equity or cost. The applicable accounting method is generally determined based on the Company's voting interest and its ability to influence or control the Technology-Related Businesses.

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

Product licenses:
Revenue from the licensing of software products is recognized upon shipment to the customer, pursuant to an executed software licensing agreement when no significant vendor obligations exist and collection is probable. If acceptance by the customer is required, revenue is recognized upon customer acceptance. Amounts received from customers in advance of product shipment or customer acceptance are classified as deposits from customers. Other licensing arrangements, such as reseller agreements, typically provide for license fees payable to the Company based on a percentage of the list price for the software products. The license revenues are generally recognized when shipment by the reseller occurs, or when collection is probable.

Contracts for product licenses where professional services require significant production, modification or customization are recognized on a percentage of completion basis.

Services revenue:
Revenue from professional services, such as custom development and installation and integration support is recognized as the services are rendered.

Maintenance revenue:
Revenue from maintenance and post-contract customer support services, such as telephone support and product enhancements is recognized ratably over the period of the agreement under which the services are provided, typically one year. Recognition of maintenance and support revenue is deferred until payments are received, or sufficient evidence that payment will be received exists.

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

Although retaining many of the fundamental recognition and measurement provisions of Statement 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets held-for-sale are stated at he lower of their fair values or carrying amounts and depreciation is no longer recognized. There was no impact on the financial statements in connection with the adoption of SFAS 144.

Gain on repurchase of Notes:
In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement 13, and Technical Corrections ("SFAS 145"). For most companies, SFAS 145 requires gains and losses from the extinguishment of debt to be classified as a component of income or loss from continuing operations. Prior to the issuance of SFAS 145, early debt extinguishments were required to be recognized as extraordinary items. SFAS 145 amended other previously issued statements and made numerous technical corrections. With the exception of the accounting treatment for extinguishments of debts, those other modifications are not expected to impact the consolidated financial statements of the Company.

Forward-Looking Statements; Risks and Uncertainties
___________________________________________________

Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (the "Commission") contains statements that may be considered forward-looking. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", "should" and similar expressions are intended to identify forward-looking statements. In addition, from time to time, the Company may release or publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.

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

Marketing
_________

From February 2002 through October 2002, marketing of e-commerce products in the Americas were conducted through a Strategic Partnership Agreement (the "Agreement") with Titan Ventures, LP ("Titan"). Under this Agreement, Titan was required to achieve certain milestones to earn a percentage of E-Commerce Operations equity. Revenues generated from the Agreement were to be shared between Titan and the Company at predetermined percentages.
Costs of marketing efforts were borne entirely by Titan.

Titan failed to meet the required milestones contained in the Agreement and the Company notified Titan that it would terminate the Agreement pursuant to its terms in favor of a multi-channel distribution strategy. Subsequent to a transition period required by the Agreement, the Company entered into a nonexclusive reselling alliance with Nextjet, Inc. in November 2002 and is presently negotiating similar alliances with other parties. The Company also has existing reseller and marketing agreements in Europe and Japan.

J Net also holds minority investments in other technology companies including, but not limited to, systems development and software companies. The investments are held and managed by the Technology-Related Business segment. For the preceding 15 months, activities in the Technology-Related Businesses segment have been curtailed.

The Company is exploring expansion and acquisition opportunities, including additional marketing alliances. Such activities may require use of Management's resources and expenses. The Company expects that as it engages in such activities, it may periodically incur expenses that may have a material affect on the Company's operating income.

Although the Company is exploring these expansion opportunities, there can be no assurance that the opportunities will be available on terms acceptable to J Net or that if undertaken, will be successful.

Three Months Ended December 31, 2002 and 2001:

Results of Operations
_____________________

Total revenues:
Consolidated revenues, all of which are related to E-Commerce Operations, were $.7 million for the three months ended December 31, 2002 versus $1.2 million for the three months ended December 31, 2001, reflecting a decrease of $.5 million or 42%. The decrease reflects ongoing declines in markets for e-commerce products, which began in 2000. Professional services and
maintenance were down from the previous year.    Professional service
revenue declined to $.2 million in 2002 from $.3 million in 2001. Post contract maintenance revenue also declined due primarily to reductions in renewals from "dot-com" customers to $.5 million in 2002 from $.9 million in 2001.

Total cost of revenues:
Cost of revenues, all of which are related to E-Commerce Operations, were $.2 million for the three months ended December 31, 2002. The total cost of revenues was $1.3 million for the three months ended December 31, 2001. The primary causes of the $1.1 million decrease compared to the three months ended December 31, 2001 are the substantial reductions in workforce and the variable cost impacts resulting from reduced sales. Such variable costs include third party contractor costs and royalty payments.

Operating expenses:
Total operating expenses were $2.6 million for the three months ended December 31, 2002 compared to $8.1 million for the three months ended December 31, 2001. The decrease of $ 5.5 million reflects savings of $4.8 million from the reduction of workforce and other reductions initiated in September 2001. In addition to the reduced workforce, the three months ended December 31, 2001 included $1.8 million of restructuring charges. These cost improvements from the prior year are partially offset by $1.1 million of impairment charges attributable to the Company's agreement in principle to sell its property in Wellington, Florida.

Other income (expense):
For the three months ended December 31, 2002, the Company had other income of $.5 million compared with net other income of $.2 million for the three months ended December 31, 2001. Interest income decreased to $.4 million for the three months ended December 31, 2002 from $.7 million in the prior year quarter due primarily to reductions in the average amount of cash and investments at Mariner Investments, L.P. ("Mariner") resulting from the repurchase of the subordinated convertible notes (the "Notes"). Interest expense decreased from $.6 million for the three months ended December 31, 2001 to $0 in the comparable quarter ended December 31, 2002. In addition, a $.1 million gain was recognized in the quarter ended December 31, 2002 from the release of escrow funds on the sale of the Company's investment in Cyberbills in May 2001.

Federal income taxes:
There is a $.2 million federal income tax provision for the three months ended December 31, 2002 resulting from a downward adjustment of the estimated tax refund to the actual amount claimed in the Company's fiscal 2002 return. There was no provision for the three months ended December 31, 2001. All taxable transactions and temporary differences for federal income taxes in the current fiscal year are fully offset by a reserve allowance. Such allowances will continue to be provided until such time as the Company begins to generate operating income.

Net loss:
The net loss was $.8 million for the three months ended December 31, 2002 compared to a loss of $8.0 million in the comparable 2001 quarter. The $7.2 million improvement is due primarily to reductions in operating expenses and the nonrecurring restructuring charges from the December 31, 2001 quarter.

Six Months Ended December 31, 2002 and 2001:

Results of Operations
_____________________

Total revenues:
Consolidated revenues, all of which are related to E-Commerce Operations, were $1.4 million for the six months ended December 31, 2002 versus $4.0 million for the six months ended December 31, 2001, reflecting a decrease of $2.6 million or 65%. The decrease reflects ongoing declines in markets for e-commerce products, which began in 2000. Product license sales, professional services and maintenance revenues were down from the previous
year.    Product license sales declined to $21 thousand from $.9 million in
2001. Professional service revenue declined to $.3 million in 2002 from $1 million in 2001. Post contract maintenance revenue also declined due primarily to reductions in renewals from "dot-com" customers to $1 million in 2002 from $2.2 million in 2001.

During the six months ended December 31, 2002, one license was sold compared to four license sales in the prior year's six month period. The number of customers receiving post-contract maintenance support was nineteen at December 31, 2002 compared to forty-four at December 31, 2001.

Total cost of revenues:
Cost of revenues, all of which are related to E-Commerce Operations, were $.4 million for the six months ended December 31, 2002. The total cost of revenues was $2.7 million for six months ended December 31, 2001. The primary causes of the $2.3 million decrease compared to the six months ended December 31, 2001 are the substantial reductions in workforce and the variable cost impacts from reduced sales.

Operating expenses:
Total operating expenses were $4.1 million for the six months ended December 31, 2002 compared to $23.9 million for the six months ended December 31, 2001. The decrease of $19.8 million reflects savings of $14.4 million from workforce and other cost reductions initiated in September 2001. The six months ended December 31, 2002 included $1.0 million of impairment charges while the six months ended December 31, 2001 contained $6.4 million of restructuring charges. There were no restructuring charges for the six months ended December 31, 2002.

Other income (expense):
For the six months ended December 31, 2002, the Company had other income of $1.2 million compared with net other income of $.3 million for the six months ended December 31, 2001. Interest income decreased to $.6 million for the six months ended December 31, 2002 from $1.4 million in the prior year quarter because of reductions in the average amount invested at Mariner which was redeemed to repurchase the Notes. Interest expense decreased from $1.1 million for the six months ended December 31, 2001 to $0 in the comparable six months ended December 31, 2002. In addition, a $.1 million gain was recognized in the quarter ended December 31, 2002 from the release of escrow funds on the sale of the Company's investment in Cyberbills in May 2001, and a $.6 million gain was recognized on the forgiveness of interest related to the repurchase of the Notes.

Federal income taxes:
There is a $.2 million federal income tax provision for the six months ended December 31, 2002 resulting from a downward adjustment of the estimated tax refund to the actual amount claimed in the Company's fiscal 2002 Federal income tax return. There was no provision for the six months ending December 31, 2001. All taxable transactions and temporary differences for federal income taxes in the current fiscal year are fully offset by a reserve allowance. Such allowances will continue to be provided until such time as the Company begins to generate operating income.

Net loss:
The net loss was $2.1 million for the six months ended December 31, 2002 compared to a loss of $22.2 million for the six months ended December 31, 2001. The $20.1 million improvement is due primarily to the significant reductions in operating expenses from workforce reductions and the nonrecurring restructuring charges from the six months ended December 31, 2001.

Capital Resources and Liquidity
_______________________________

Liquidity:
The Company's sources of funds for the quarter ended December 31, 2002 were generated from E-Commerce Operations revenues, tax refund receipts, interest from cash deposits and Mariner earnings.

As of December 31, 2002, cash and marketable securities totaled $13.6 million, an increase of $5.7 million from the balance at September 30, 2002. The primary source of the increase was a $6.9 million tax refund.

In fiscal 2003 the Company expects to receive proceeds from the sale of assets of approximately $4.3 million and receive additional income tax refunds of approximately $.7 million. Therefore, available liquidity is expected to reach approximately $18.6 million. However, the Company has deferred $6.9 million pending final review by the Internal Revenue Service ("IRS"). The Company believes its existing resources are adequate to fund existing operations and allow additional time for the multi-channel marketing efforts to increase cash flows from operations. These funds are also adequate to pay for resources required for the Company to explore new expansion or acquisition opportunities.

As of December 31, 2002, the total accounts payable and accrued liabilities include approximately $1.8 million attributable to unsecured creditors of InterWorld. While these liabilities are included as part of the consolidated group, these liabilities remain separate and distinct to InterWorld. Management has actively been negotiating with many of the significant unsecured creditors to settle aged claims. No vendor settlements were finalized in the quarter ended December 31, 2002.
Although there can be no assurances, Management believes the remaining obligations will be settled at amounts substantially less then their respective face values.

Cash Flows:
For the six months ended December 31, 2002, net cash provided from operations was $4.5 million. The increase in cash reflects the $6.9 million income tax refund, which is partially offset by cash used in operations of $1.2 million in e-commerce operations and $1.2 million in Technology-Related Businesses. For the six months ended December 31, 2002, a total of $24.0 million of the marketable securities at Mariner were redeemed. Of this total, $23.0 million was used to repurchase the Company's Notes in July 2002. In July 2001, the Company invested $1.3 million in Technology-Related Businesses. Since then, there have been no additional investments and the company has reduced its focus on making minority-interest based investments and concentrated its growth efforts on the E-Commerce Operations. While the Company continues to evaluate potential investments, the process remains selective.

Recently Issued Accounting Standards:
In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement 13, and Technical Corrections ("SFAS 145"). For most companies, SFAS 145 will require gains and losses from the extinguishment of debt to be classified as a component of income or loss from continuing operations. Prior to the issuance of SFAS 145, early debt extinguishments were required to be recognized as extraordinary items. SFAS 145 amended other previously issued statements and made numerous technical corrections. With the exception of the accounting treatment for extinguishments of debts, those other modifications are not expected to impact the consolidated financial statements of the Company.

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

Factors Which May Affect Future Results
_______________________________________

The Company's financial and management resources have been concentrated on its E-Commerce Operations. For the past two years, the technology-related markets have experienced significant declines in sales, market value, and available capital resources to develop new products. In addition, the technology-related environment is extremely competitive. The combination of the above factors involves a number of risks and uncertainties. Even with the significant reductions to its cost structure, the Company's operations will require an increase in sales of e-commerce products to avoid further cost reductions. Increases in sales are dependent on several factors including (1) successfully closed deals from its channel partners and resellers, (2) an increase in information technology spending by businesses, (3) continued solvency of existing customers, (4) availability of capital, (5) preservation of existing patents and trademarks, and (6) the Company's ability to build and deliver products ahead of its competitors. There is no assurance that any of the events will occur, or be sustainable if they do occur.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk
         _________________________________________________________

The Company is generally exposed to market risk from adverse changes in interest rates. The Company's interest income is affected by changes in the general level of U.S. interest rates. Changes in U.S. interest rates could affect interest earned on the Company's cash equivalents, debt instruments and money market funds. A majority of the interest earning instruments earns a fixed rate of interest over short periods (7-35 days) Based upon the invested money market balances at December 31, 2002, a 10% change in interest rates would change pretax interest income by approximately $2 thousand per year. Therefore, the Company does not anticipate that exposure to interest rate market risk will have a material impact on the Company due to the nature of the Company's investments.

The Company holds short-term investments with a value of $5.9 million in Mariner Partners, L.P., a private investment fund. Mariner's performance has historically generated above-average returns relative to hedge fund industry benchmarks. However, such returns cannot be assured in the future. Based on the market value of the investment in Mariner as of December 31, 2002 and the average return of such investment for the previous six months, a 10% reduction in those rates would reduce pretax income by approximately $45 thousand a year. Therefore, the Company does not anticipate that exposure to interest rate market risk will have a material impact on the Company due to the size and nature of the Company's investments.

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

PBS Realty ("PBS"), a real estate broker conducting business in New York City filed a $1.2 million claim against InterWorld in April 2002. The claim alleged that PBS was owed commissions by InterWorld for services related to PBS's attempts to sublease office space previously occupied by InterWorld in New York City. In January 2003, InterWorld and PBS reached an agreement in principle to resolve the dispute which includes a payment by InterWorld in exchange for, among other things, discontinuance with prejudice of the lawsuit and a release. While an estimated probable settlement amount has been accrued as a component of General and Administrative expenses in the accompanying Condensed Consolidated Statement of Operations for the quarter ended December 31, 2002, there remain certain unresolved open issues. Consequently, a settlement may not be finalized.

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

Item 6.  Exhibits and Reports on Form 8-K
         ________________________________

        (a)  Exhibits:

             99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. SS 1350, Section 906 of the Sarbanes-Oxley Act of 2002.

             99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. SS 1350, Section 906 of the Sarbanes-Oxley Act of 2002

        (b)  Reports on Form 8-K:

             The Company filed a Form 8-K dated December 5, 2002 disclosing in Item 5 that it had filed for a refund of federal income taxes previously paid of $7.66 million and that the refund would be subject to review and approval of the Congressional Joint Committee on Taxation.

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

Date:  February 14, 2003

                         CERTIFICATION PURSUANT TO
                          18 U.S.C. SECTION 1350,
                           AS ADOPTED PURSUANT TO
               SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report on Form 10-Q of J Net Enterprises, Inc. for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof, I, Allan R. Tessler, Chairman and Chief Executive Officer of registrant, certify, pursuant to 18 U.S.C. SS 1350, as adopted pursuant to SS 302 of the Sarbanes-Oxley Act of 2002, that:

     (1) I have reviewed this quarterly report on Form 10-Q of J Net Enterprises, Inc.

     (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this quarterly report; and

     (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     (6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  February 14, 2003          By: /s/ Allan R. Tessler
                                   ____________________________________
                                   Allan R. Tessler
                                   Chairman and Chief Executive Officer

     This certification accompanies this Quarterly Report on Form 10-Q pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

                         CERTIFICATION PURSUANT TO
                          18 U.S.C. SECTION 1350,
                           AS ADOPTED PURSUANT TO
               SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report on Form 10-Q of J Net Enterprises, Inc. for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof, I, Steven L. Korby, Executive Vice President and Chief Financial Officer of the registrant, certify, pursuant to 18 U.S.C. SS 1350, as adopted pursuant to SS 302 of the Sarbanes-Oxley Act of 2002, that:

     (1) I have reviewed this quarterly report on Form 10-Q of J Net Enterprises, Inc.

     (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this quarterly report; and

     (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     (6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  February 14, 2003          By: /s/ Steven L. Korby
                                   ____________________________________
                                   Steven L. Korby
                                   Executive Vice President and
                                   Chief Financial Officer

     This certification accompanies this Quarterly Report on Form 10-Q pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.