Form 10-Q
period 2003-03-31
J NET ENTERPRISES INC
filed 2003-05-15
CIK 351903

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003
                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to___________________

Commission file no. 1-9728

                            J NET ENTERPRISES, INC.
           ____________________________________________________
          (Exact name of registrant as specified in its charter)

                   Nevada                             88-0169922
_____________________________________________     ___________________
(State or other jurisdiction of incorporation     (I.R.S. Employer
or organization)                                   Identification No.)

4020 Lake Creek Drive, #100, Wilson, Wyoming              83014
____________________________________________             ________
(Address of principal executive offices)                (Zip Code)

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

                                         Yes    x     No
                                               ___        ___

There were 8,524,541 shares of the Registrant's common stock outstanding as of May 9, 2003.

                     J NET ENTERPRISES, INC. AND SUBSIDIARIES
INDEX

Part I.   Financial Information

Item 1.   Financial Statements
            Condensed Consolidated Balance Sheets (Unaudited) -
              March 31, 2003 and June 30, 2002
            Condensed Consolidated Statements of Operations (Unaudited) -
              Three and Nine Months Ended March 31, 2003
            Condensed Consolidated Statement of Stockholders' Equity
              (Unaudited) - Nine Months Ended March 31, 2003
            Condensed Consolidated Statement of Stockholders' Equity
              (Unaudited) - Nine Months Ended March 31, 2002
            Condensed Consolidated Statements of Cash Flows (Unaudited) -
               Nine Months Ended March 31, 2003 and 2002
            Notes to Condensed Consolidated Financial Statements -
              (Unaudited)

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

Part II.  Other Information

Item 1.   Legal Proceedings

Item 6.   Exhibits and Reports on Form 8-K

                    J NET ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)
                                  (Unaudited)

                                                 March 31,    June 30,
                                                    2003        2002
        ASSETS                                   _________    ________
        ______

Current assets:
  Cash and cash equivalents                      $ 6,646      $ 6,674
  Short-term investments                          11,969       29,590
  Accounts receivable, net                            23          213
  Notes receivable - related parties                   -          288
  Notes receivable                                     -          132
  Federal income taxes receivable                      -          983
  Assets held for sale                                 -        4,950
  Prepaid expenses                                    12          351
  Other current assets                                 -          293
                                                 _______      _______
    Total current assets                          18,650       43,474

Investments in technology-related
  businesses                                       2,425        2,425

Property and equipment, net of
  accumulated depreciation                            85          180

Other non-current assets                             731          764
                                                 _______      _______
    Total assets                                 $21,891      $46,843
                                                 =======      =======

See Notes to Condensed Consolidated Financial Statements.

                    J NET ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)
                                  (Unaudited)
                                  (Concluded)

                                                     March 31,    June 30,
                                                        2003        2002
LIABILITIES AND STOCKHOLDERS' EQUITY                 _________    ________
____________________________________

Current liabilities:
  Accounts payable and other current liabilities      $  3,138    $  4,095
  Current portion of convertible subordinated notes          -      27,750
  Deferred revenue and customer deposits                   824       1,306
                                                      ________    ________
       Total current liabilities                         3,962      33,151
                                                      ________    ________

Deferred income taxes                                    6,910           -
Deferred rent                                              198         213
Other non-current liabilities                              212         212

Commitments and contingencies

Stockholders' equity:
  Preferred stock - authorized 1,000,000
    shares of $1 par value; none issued                      -           -
  Common stock - authorized 60,000,000 shares
    of $.01 par value; 10,233,470 shares issued            102         102
  Additional paid-in capital                            75,250      75,250
  Accumulated deficit                                  (48,689)    (46,031)
  Less 1,708,929 shares of common stock in
    treasury, at cost                                  (16,054)    (16,054)
                                                      ________    ________
      Total stockholders' equity                        10,609      13,267
                                                      ________    ________
      Total liabilities and stockholders' equity      $ 21,891    $ 46,843
                                                      ========    ========

See Notes to Condensed Consolidated Financial Statements.

                     J NET ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               THREE AND NINE MONTHS ENDED MARCH 31, 2003 AND 2002
                   (Dollars in thousands, except per share data)
                                    (Unaudited)

                                   Three Months ended   Nine Months ended
                                         March 31,           March 31,
                                   __________________   _________________
                                     2003       2002     2003      2002
                                   _______    _______   _______   _______

Revenues, net
  Product licenses                  $    -    $    10   $    21   $    893
  Maintenance                          630        620     1,654      2,779
  Services                              88          -       406        998
                                    ______    _______   _______   ________
      Total revenues, net              718        630     2,081      4,670

Cost of revenues:
  Product licenses                       -          -         -        400
  Maintenance                            5         14        92        307
  Services                             145         42       406      2,027
                                    ______    _______   _______   ________
      Total cost of revenues           150         56       498      2,734
                                    ______    _______   _______   ________
      Gross profit                     568        574     1,583      1,936

Operating expenses:
  Research and development             430        404     1,284      4,739
  Sales                                  -         26         -      5,919
  Marketing alliances                    -          -         -      1,616
  General and administrative         1,014      2,038     3,281      7,689
  Impairment of assets                   -          -     1,050          -
  Bad debt expense                       -          -        20          -
  Restructuring and unusual charges      -       (156)        -      6,216
  Gains from settlements with
    unsecured creditors                  -          -       (46)         -
      Total operating expenses       1,444      2,312     5,589     26,179
                                    ______    _______   _______   ________
Operating loss                        (876)    (1,738)   (4,006)   (24,243)

Other income (expense):
  Interest and other income            317        974       889      2,418
  Interest expense                       -       (556)        -     (1,689)
  Gain from repurchase of
    convertible subordinated notes       -          -       553          -
  Gain on disposal of assets            44          -       147          -
                                    ______    _______   _______   ________
    Total other income                 361        418     1,589        729
  Loss from operations before
    income tax                        (515)    (1,320)   (2,417)   (23,514)
                                    ______    _______   _______   ________
  Provision for Federal income tax       -          -       241          -
                                    ______    _______   _______   ________
      Net loss                      $ (515)   $(1,320)  $(2,658)  $(23,514)
                                    ======    =======   =======   ========

Basic loss per share                $ (.06)   $  (.15)  $  (.31)  $  (2.76)
Dilutive loss per share             $ (.06)   $  (.15)  $  (.31)  $  (2.76)

See Notes to Condensed Consolidated Financial Statements.


                              J NET ENTERPRISES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                NINE MONTHS ENDED MARCH 31, 2003
                                (Dollars and shares in thousands)
                                           (Unaudited)


                          Common Stock    Additional  Retained    Treasury Stock
                         _______________   Paid-In    Earnings    ________________
                         Shares   Amount   Capital    (Deficit)   Shares   Amount    Totals
                         ______   ______  __________  _________   ______  ________   _______

Balance June 30, 2002    10,233   $102     $75,250    $(46,031)   (1,709) $(16,054)  $13,267
  Net loss                                              (2,658)                       (2,658)
                         ______   ____     _______    ________    ______  ________   _______
Balance March 31, 2003   10,233   $102     $75,250    $(48,689)   (1,709) $(16,054)  $10,609
                         ======   ====     =======    ========    ======  ========   =======


See Notes to Condensed Consolidated Financial Statements.


                              J NET ENTERPRISES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                NINE MONTHS ENDED MARCH 31, 2002
                                (Dollars and shares in thousands)
                                           (Unaudited)
                                                                             Accumulated
                       Common Stock  Additional  Retained  Treasury Stock       Other
                       ______________ Paid-In    Earnings  ______________   Comprehensive
                       Shares  Amount  Capital   (Deficit) Shares  Amount    Income (loss)  Totals
                       ______  ______  _______   _________ ______  ________ ______________ ________
Balance July 1, 2001   10,233   $102   $75,250   $(20,795) (1,709) $(16,054)    $(17)      $ 38,486
Comprehensive loss:
  Net loss                                        (23,514)                                  (23,514)
  Cumulative
    translation
      adjustment                                                                  62             62
                                                                                           ________
Total comprehensive
  loss                                                                                      (23,452)
    Amortization of
      employee stock
      based
      compensation                                    290                                       290
                       ______  ____     _______  ________  ______  ________   _____        ________
Balance March 31, 2002 10,233  $102     $75,250  $(44,019) (1,709) $(16,054)  $  45        $ 15,324
                       ======  ====     =======  ========  ======  ========   ======       ========


See Notes to Condensed Consolidated Financial Statements.

                   J NET ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   NINE MONTHS ENDED MARCH 31, 2003 AND 2002
                            (Dollars in thousands)
                                  (Unaudited)

                                                      2003         2002
                                                    ________     ________
Operating activities:
  Net loss                                          $ (2,658)    $(23,514)
    Adjustments to reconcile net loss to net
      cash provided by operating activities:
        Receipt of Federal tax refund                  6,910            -
        (Gain)loss on disposal of assets                (147)         394
        Impairment of assets                           1,050        3,066
        Amortization of stock-based compensation           -          290
        Depreciation and amortization                    100          510
        Deferred tax benefit                               -         (334)

Changes in assets and liabilities:
  Federal income taxes receivable                        983        6,538
  Accounts receivable                                    190        1,350
  Marketable securities                                 (379)      (1,876)
  Prepaid expenses and other current assets              242          730
  Notes receivable - related parties                       -        1,006
  Other non-current assets                                33          223
  Accounts payable and other current liabilities        (957)      (2,564)
  Deferred revenue and customer deposits                (482)      (1,079)
  Deferred rent                                          (15)        (137)
  Other, net                                               -           62
                                                    ________     ________
          Net cash provided by (used in)
            continuing operations                      4,870      (15,335)

Investing activities:
  Investments in technology-related businesses             -       (1,338)
  Investment in marketable securities                 (6,000)        (125)
  Collection of notes receivable - related parties       288            -
  Collection of note receivable                          132            -
  Security deposits received                               -          212
  Redemption of marketable securities                 24,000            -
  Proceeds from sale of assets                         4,437          260
  Purchase of property and equipment                      (5)         (82)
                                                    ________     ________
          Net cash provided by (used in)
            investing activities                      22,852       (1,073)

Financing activities:
  Repayment of debt                                  (27,750)           -
                                                    ________     ________
          Net cash used in financing activities      (27,750)           -
                                                    ________     ________
  Net decrease in cash and cash equivalents              (28)     (16,408)
  Cash and cash equivalents at beginning of period     6,674       24,272
                                                    ________     ________
  Cash and cash equivalents at end of period        $  6,646     $ (7,864)
                                                    ========     ========

Supplemental disclosures of cash flow data:
  Cash paid during the year for:
  Interest paid                                    $      -     $   1,667

Non-cash investing and financing activities:
  Value of notes receivable discharged in
    exchange for common stock                      $      -     $   1,024


See Notes to Consolidated Financial Statements

                J NET ENTERPRISES, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Significant accounting policies and business
Business:
J Net Enterprises, Inc. ("J Net" or the "Company") is a holding company with concentrated investments in enterprise software (the "E-Commerce Operations") and technology infrastructure companies (the "Technology-elated Businesses").

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

The Technology-Related Businesses segment includes minority investments in other technology companies including, but not limited to, systems development and software companies. Investments in Technology-Related Businesses are made directly by the Company, or through J Net Ventures I ("Ventures I" or the "Fund"), a wholly-owned subsidiary of the Company. The E-Commerce Operations have required a substantial amount of Management's time and the Company's financial resources. As a result, the Technology-Related Businesses investments have been curtailed and there have been no investments in Technology-Related Businesses since July 2001.

Recent events:
The Company completed the sale of its real estate and improvements located in Wellington, Florida in March 2003. Net proceeds were $4.3 million. The property, which was acquired through foreclosure actions in June 2001, was held as an asset held for sale by the Company.

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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions are eliminated. The Company's fiscal year ends on June 30. Unless the context indicates otherwise, references to "2003" and "2002" are for the fiscal years ended June 30, 2003 and 2002, respectively.

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position as of March 31, 2003 and June 30, 2002, the results of its operations for the three and nine months ended March 31, 2003 and 2002 and its cash flows for the nine months ended March 31, 2003 and 2002. The results for the three and nine months ended March 31, 2003 and 2002 are not necessarily indicative of results for a full year. Information included in the condensed consolidated balance sheet as of June 30, 2002 has been derived from the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended June 30, 2002 (the "2002 Form 10-K"). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and disclosures included in the 2002 Form 10-K.

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

Short-term investments:
At March 31, 2003, the Company held short-term investments in Mariner Partners, L.P. ("Mariner"), a private investment fund which had a value of $12.0 million. J Net can withdraw all or a portion of its investment upon 45 days prior written notice. The Company classifies those securities as short-term investments and records changes in the value of the accounts in the item captioned interest and other income in the unaudited condensed consolidated statement of operations.

Fair value of financial instruments:
The carrying value of certain of the Company's financial instruments, including accounts receivable, accounts payable and accrued expenses approximates fair value due to their short maturities.

As of March 31, 2003, the unaudited condensed consolidated balance sheet contains approximately $1.7 million of unsecured creditor liabilities of InterWorld which, although consolidated, are separate and distinct from J Net. As a result of J Net's foreclosure on its secured promissory note with InterWorld and the subsequent transfer of assets to IWH in settlement of the secured promissory note, InterWorld does not have the financial resources to pay the face value of the obligations. Management expects, but cannot provide assurance, that the remaining unsecured creditor liabilities of InterWorld will be satisfied at substantially less than their face value.

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

Assets held for sale:
Assets which will be sold rather than used are recorded at their estimated fair value less estimated cost to sell. As of December 31, 2002, the Company held 40 acres of land with building improvements in the village of Wellington, Florida. The property was obtained as a result of a foreclosure on a loan to Michael Donahue, the former Vice Chairman and Chief Executive Officer of InterWorld.

In February 2003, the Company reached an agreement to sell its real estate and related improvements. Closing of the transaction occurred on March 21, 2003. The Company received proceeds, net of selling and other costs, of $4.3 million.

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

There are accumulated deferred tax assets of $18.8 million, which are fully offset by a valuation allowance pursuant to SFAS 109. Such losses are limited by certain IRS regulations. While Management continues to take actions required to turn the Company profitable, the ability to generate income at levels sufficient to realize the accumulated deferred benefits is not determinable at this time.

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

Recently issued accounting standards:
In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure ("SFAS 148"). This statement is an amendment of the disclosure provisions of SFAS 123, "Accounting for Stock-Based Compensation", and APB Opinion No. 28, "Interim Financial Reporting". SFAS 148 requires disclosure of the method of accounting used for stock-based employee compensation and the effect of that method on income and earnings per share in annual and interim financial statements. SFAS 148 is effective for all interim periods beginning after December 15, 2002. The Company adopted the expanded disclosure requirements in this Form 10-Q.

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

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement 13, and Technical Corrections ("SFAS 145"). For most companies, SFAS 145 requires gains and losses from the extinguishment of debt to be classified as a component of income or loss from continuing operations. Prior to the issuance of SFAS 145, early debt extinguishments were required to be recognized as extraordinary items. SFAS 145 amended other previously issued statements and made numerous technical corrections. With the exception of the accounting treatment for extinguishments of debts, those other modifications are not expected to impact the consolidated financial statements of the Company. SFAS 145 is effective for fiscal years beginning after May 15, 2002. Accordingly, the Company adopted such provisions effective July 1, 2002.

Note 2 - Stock option plans
The Company accounts for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation ("SFAS 123"). On December 31, 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure ("SFAS 148"). The purpose of SFAS 148 is to provide alternative methods of transition to SFAS 123's fair value method of accounting for stock-based employee compensation and amend the disclosure requirements of an entity's accounting policy with respect to reported net income and earnings per share in annual and interim financial statements prescribed by Accounting principles Board Opinion No. 28, "Interim Financial Reporting". SFAS 148 does not require companies to account for employee stock options using the fair value method of SFAS 123 and the Company does not plan to adopt the fair value method at this time. Had the Company used the fair value method for stock compensation expenses, its net loss and loss per share would have been increased to the pro forma amounts presented on the following table (dollars in thousands, except per share data):



                                  Three Months Ended   Nine Months Ended
                                        March 31,           March 31,
                                  __________________   _________________
                                   2003       2002       2003      2002
                                  _____      _______   _______   ________

Net loss, as reported             $(515)     $(1,320)  $(2,658)  $(23,514)
  Fair value based compensation
    expenses, net of taxes:
      Fiscal year ended 6/30/02       -           -          -          -
      Fiscal year ended 6/30/01     (10)        (30)       (29)       (91)
                                  _____     _______    _______   ________
       Pro forma net loss         $(525)    $(1,350)   $(2,687)  $(23,605)
                                  =====     =======    =======   ========

Loss per share:
  Basic - as reported            $ (.06)    $  (.15)   $  (.31)  $  (2.76)
  Basic - pro forma              $ (.06)    $  (.16)   $  (.32)  $  (2.77)

  Diluted - as reported          $ (.06)    $  (.15)   $  (.31)  $  (2.76)
  Diluted - pro forma            $ (.06)    $  (.16)   $  (.32)  $  (2.77)

The Company's option plan expired on September 30, 2002. Under that plan, each Director of the Company was to receive 27,500 options on June 30 of each year. Such options were to vest on the following September 30 at the current market price of the Company's common stock on that date. The June 30, 2002 options, which totaled 137,500 (27,500 to each of five directors), were voluntarily returned and cancelled by each Director. As a result of these actions, combined with the contractual termination of the stock option plan, no options have been granted in 2003.

Note 3 - Investments in Technology-Related Businesses
The Company invested in eleven companies represented by the Technology-Related Businesses segment. The investments occurred between March 2000 and July 2001. As of March 31, 2003, the Company is ascribing value to two of these investments: eStara, Inc. and Tellme Networks, Inc.

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

eStara's operations are being funded under a $2.0 million bridge loan. eStara's management believes the funds provided by the bridge loan are adequate to allow eStara to achieve self-funding capabilities. J Net is not a party to the group of investors providing the bridge financing and the terms of the proposed financing are not available at this time. Management believes the current carrying value of $.4 million approximates fair market value of the investment as of March 31, 2003.

Tellme Networks, Inc. ("Tellme") provides voice driven interactive services to consumers and businesses. Tellme enables users, through voice recognition and speech synthesis, to utilize a telephone to access the Internet and listen to on-line information. The Company uses the cost method to account for its investment in Tellme. Subsequent to the Company's investment in Tellme, operating losses in the development stage company have been reduced each calendar quarter. In addition, Tellme has sufficient cash and liquid investments to fund operations for several years. It is the policy of the Company to evaluate its investments for possible impairments quarterly. Recent forecasts continue to call for improved operations in Tellme, and combined with their existing financial resources, management believes there are no indicators which would require the recognition of an impairment.

The following table sets forth the carrying values of the Company's investments and the related activity of each active investment for the three months ended March 31, 2003 (dollars in thousands):

                        Net balance                        Carrying value
                        at 6/30/02  Additions Impairments   as of 3/31/03
                        ___________ _________ ___________  ______________

eStara, Inc.             $  425      $  -      $  -          $  425
Tellme Networks           2,000         -         -           2,000
                         ______      ____      ____          ______
  Totals                 $2,425      $  -      $  -          $2,425
                         ======      ====      ====          ======

The following table sets forth the ownership information and accounting methodology used for each of the Company's investments where value is assigned:

                                        Accounting   Type of    Voting
                    Date(s) Acquired       Method   Security   Percentage
                   __________________   __________  __________ __________

eStara, Inc.       September 29, 2000       Cost    Series "C"     14%
                   July 1, 2001                     Preferred
                                                    Stock

Tellme Networks    September 12, 2000       Cost    Series "D"     Less
                                                    Preferred      than 1%
                                                    Stock
Note 4 - Loss per share
Basic loss per share for the three and nine months ended March 31, 2003 and for the three and nine months ended March 31, 2002 are computed by dividing net loss from operations by the weighted average number of common shares outstanding for the respective period. Since the three and nine month periods ended March 31, 2003 and 2002 had losses from continuing operations, no potential common shares from the assumed exercise of options or Convertible Subordinate Notes (the "Notes") which were outstanding in 2002 have been included in the diluted loss per share computations pursuant to accounting principles generally accepted in the United States.

The following is the amount of loss and number of shares used in the basic and diluted loss per share computations (dollars and shares in thousands, except per share data):

                                         Three Months     Nine Months
                                             Ended           Ended
                                            March 31,       March 31,
                                       ________________  _______________
                                         2003    2002      2003    2002
                                       ______  _______   _______ _______
Basic loss per share:
  Loss available to common
    stockholders                       $ (515) $(1,320) $(2,658) $(23,514)
                                       ======  =======  =======  ========

  Shares:
    Weighted average number of common
      shares outstanding                8,525    8,525    8,525     8,525
                                       ======  =======  =======  ========
Basic loss per share                   $ (.06) $  (.15) $  (.31) $  (2.76)
                                       ======  =======  =======  ========
Diluted loss per share:
  Loss available to common
    shareholders                       $ (515) $(1,320) $(2,658) $(23,514)
                                       ======  =======  =======  ========

Shares:
  Weighted average number of common
    shares outstanding                  8,525    8,525    8,525     8,525
                                       ======  =======  =======  ========

  Weighted average number of common
    shares and common share equivalents
    outstanding                         8,525    8,525    8,525     8,525
                                       ======  =======  =======  ========
  Diluted loss per share               $ (.06) $  (.15) $  (.31)    (2.76)
                                       ======  =======  =======  ========

The calculation of earnings per share data excluded the following items as their effect is antidilutive:

                                      Antidilutive Share Calculation
                                           (shares in thousands)

                                          As of             As of
Description                          March 31, 2003     March 31, 2002
                                     ______________     ______________

Potentially dilutive stock options      1,570                1,926
Common shares issuable from assumed
  conversion of subordinated notes          -                2,581
                                        _____                _____
    Total antidilutive securities       1,570                4,507
                                        =====                =====

Note 5 - Related party transactions
One director of J Net is a partner of a law firm that provides legal services to the Company. Fees paid to that firm were approximately $12 thousand for the nine months ended March 31, 2003 and $8 thousand for the nine months ended March 31, 2002. Management believes that fees charged are competitive with fees charged by other law firms.


Note 6 - Operating segments
The Company has two reportable segments: E-Commerce Operations and Technology-Related Businesses. Prior to May 2001, the Company operated only in one segment, Technology-Related Businesses. Assets are the owned assets used by each operating segment. Summary of consolidated loss from operations, net of tax (dollars in thousands):

                                Three Months ended   Nine Months Ended
                                    March 31,             March 31,
                                __________________   ___________________
                                  2003     2002         2003      2002
                                _______  ________    _________  ________
Net loss:
  E-Commerce Operations           $(143)  $(1,314)    $   (455) $(18,157)
  Technology-Related Businesses    (372)       (6)      (2,203)   (5,357)
                                  _____   _______     ________  ________
    Net loss                      $(515)  $(1,320)    $ (2,658) $(23,514)
                                  =====   =======     ========  ========

E-Commerce Operations:
  Revenues                        $ 718   $   630     $  2,081  $  4,670
  Cost of Revenues                  150        56          498     2,734
                                  _____   _______     ________  ________
    Gross profit                    568       574        1,583     1,936

Operating expenses                  711     1,235        2,083    18,590
Other (income) expense                -       653          (45)    1,503
                                  _____   _______     ________  ________
    Net loss from E-Commerce
      Operations                  $(143)  $(1,314)    $   (455) $(18,157)
                                  =====   =======     ========  ========
Technology-Related Businesses:
  Total Operating Expenses        $ 733   $ 1,077     $  3,506  $  7,589
  Other Income                     (361)   (1,071)      (1,544)   (2,232)
  Provision for Federal Income
    Tax                               -         -          241         -
                                  _____   _______     ________  ________
    Net loss from Technology-
      Related Businesses         $ (372)  $    (6)    $ (2,203) $ (5,357)
                                 ======   =======     ========  ========

                                                As of
                                            March 31, 2003
                                            ______________
Assets:
E-Commerce Operations                           $   418
Technology-Related Businesses                    21,473
                                                _______
  Total assets                                  $21,891
                                                =======

Note 7 - Commitments and contingencies
Financial instruments with concentration of credit risk:
The financial instruments that potentially subject J Net to concentrations of credit risk consist principally of cash and cash equivalents. J Net maintains cash and certain cash equivalents with financial institutions in amounts which, at times, may be in excess of the Federal Deposit Insurance Corporation limits. J Net's cash equivalents are invested in several high-grade securities which limits J Net's exposure to concentrations of credit risk.

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

As of March 31, 2003, the unaudited condensed consolidated balance sheet contains approximately $1.7 million of unsecured creditor liabilities of InterWorld, which are separate and distinct from J Net. As a result of J Net's foreclosure on its secured promissory note with InterWorld and the subsequent transfer of assets to IWH in settlement of the secured promissory note, InterWorld does not have the financial resources to pay the face value of the obligations. Management expects, but cannot provide assurance, that the remaining unsecured creditor liabilities of InterWorld will be satisfied at substantially less than their face value.

The Company has employment contracts with its President and Chief Financial Officer. Minimum remaining obligations under those contracts totaled approximately $.1 million as of March 31, 2003. If the contracts expire and are not renewed, there is an obligation of $.6 million at expiration, which reflects severance pay in accordance with the contractual terms. In the event that either person is terminated involuntarily or as a result of a change in control, the obligations under the contracts increase to $.8 million.

As of March 31, 2003, J Net did not have any litigation, pending or threatened, or other claims filed against the Company. However, InterWorld is subject to two claims.

On March 8, 2001, as amended on May 29, 2001, InterWorld received notice that the Securities and Exchange Commission (the "Commission") had commenced a formal order directing a private investigation by the Commission with respect to whether InterWorld engaged in violations of Federal Securities Laws as it relates to InterWorld's financial statements, as well as its accounting practices and policies. Also under review by the Commission was certain trading activity in InterWorld stock.

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

PBS Realty ("PBS"), a real estate broker conducting business in New York City filed a $1.2 million claim against InterWorld in April 2002. The claim alleged that PBS was owed commissions by InterWorld for services related to PBS's attempts to sublease office space previously occupied by InterWorld in New York City. In January 2003, InterWorld and PBS reached a tentative agreement to resolve the dispute which was to include a payment by InterWorld in exchange for, among other things, discontinuance with prejudice of the lawsuit and a release. The final terms of the release were not satisfactory to InterWorld and could not be resolved. Thus, the settlement was never consummated. The amount accrued in the quarter ended December 31, 2003, in conjunction with settlement discussions with PBS, remains on the financial statements as an estimate of the cost of continuing litigation in this matter. InterWorld will continue to vigorously defend itself against the claims of PBS.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

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

The Technology-Related Businesses segment invests in technology companies which include, but are not limited to, systems development and software companies. Investments have been made directly by the Company or through Ventures I and the Fund, which are owned and controlled by the Company. The E-commerce operations have required substantial funding and management resources since May 2001. As a result, investments in Technology-Related Businesses have been curtailed. There have been no such investments since July 2001.

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

Marketing

IWH entered into a nonexclusive reselling alliance with Nextjet, Inc. in November 2002. The Company also has existing reseller and marketing agreements in Europe and Japan.

Three Months Ended March 31, 2003 and 2002:

Results of Operations

Total revenues:
Consolidated revenues, all of which are related to E-Commerce Operations, were $.7 million for the three months ended March 31, 2003 versus $.6 million for the three months ended March 31, 2002, reflecting an increase of $.1 million. The increase reflects no attrition in maintenance revenue from the prior year and professional services totaling $.1 million for the three months ended March 31, 2003 compared to $0 for the three months ending March 31, 2002.

Total cost of revenues:
Cost of revenues, all of which are related to E-Commerce Operations, were $.2 million for the three months ended March 31, 2003. The total cost of revenues was $.1 million for the three months ended March 31, 2002. The primary cause of the $.1 million increase compared to the three months ended March 31, 2002 is a credit for consulting fees of $.1 million for the three months ended March 31, 2002 resulting from vendor settlements.

Operating expenses:
Total operating expenses were $1.4 million for the three months ended March 31, 2003 compared to $2.3 million for the three months ended March 31, 2002. The decrease of $ .9 million is primarily a reflection of cost saving measures of IWH, which resulted in a $.7 million reduction in quarterly G&A costs compared to the three months ended March 31, 2002.

Other income (expense):
Net other income items were $.4 million for each of the three months ended March 31, 2003 and 2002, respectively. Interest and other income decreased to $.3 million for the three months ended March 31, 2003 from $1.0 million in the prior year quarter due primarily to reductions in the average amount of cash and investments at Mariner Investments, L.P. ("Mariner") resulting from the repurchase of the subordinated convertible notes (the "Notes"). The March 31, 2003 three months also include a small gain from the disposition of assets held for sale. Interest expense decreased from $.6 million for the three months ended March 31, 2002 to $0 in the comparable quarter ended March 31, 2003 as a result of the repurchase of the Notes.

Federal income taxes:
There is no federal income tax provision for the three months ended March 31, 2003. All taxable transactions and temporary differences for federal income taxes in the current fiscal year are fully offset by a valuation allowance. Such allowances will continue to be provided until such time as the Company begins to generate operating income.

Net loss:
The net loss was $.5 million for the three months ended March 31, 2003 compared to a loss of $1.3 million in the comparable 2002 quarter. The $.8 million improvement is due primarily to reductions in operating expenses and the elimination of interest expense as a result of the repurchase of the Notes.

Nine Months Ended March 31, 2003 and 2002:

Results of Operations

Total revenues:
Consolidated revenues, all of which are related to E-Commerce Operations, were $2.1 million for the nine months ended March 31, 2003 versus $4.7 million for the nine months ended March 31, 2002, reflecting a decrease of $2.6 million, or 55%. The decrease reflects ongoing declines in markets for e-commerce products, which began in 2000. All revenue components; licenses, professional services and post contract customer support were down from the previous year. Product license sales declined to $21 thousand from $.9 million in 2002. Professional service revenue declined to $.4 million in 2003 from $1.0 million in 2002. Post contract maintenance revenue also declined due primarily to reductions in renewals from "dot-com" customers to $1.7 million in 2003 from $2.8 million in 2002.

During the nine months ended March 31, 2003, one license was sold compared to six license sales in the prior year's nine month period. The decline in professional service revenue is directly attributable to the lower license sales. The number of customers receiving post-contract maintenance support was seventeen at March 31, 2003 compared to nineteen at March 31, 2002.

Total cost of revenues:
Cost of revenues, all of which are related to E-Commerce Operations, were $.5 million for the nine months ended March 31, 2003. The total cost of revenues was $2.7 million for nine months ended March 31, 2002. The primary causes of the $2.2 million decrease compared to the nine months ended March 31, 2002 are the substantial reductions in workforce and the variable cost impacts from reduced license sales.

Operating expenses:
Total operating expenses were $5.6 million for the nine months ended March 31, 2003 compared to $26.2 million for the nine months ended March 31, 2002. The decrease of $20.6 million reflects savings of $15.4 million from workforce and other cost reductions in IWH initiated in September 2001.
The nine months ended March 31, 2003 included $1.0 million of impairment charges while the nine months ended March 31, 2002 contained $6.2 million of restructuring charges. There were no restructuring charges for the nine months ended March 31, 2003.

Other income (expense):
For the nine months ended March 31, 2003, the Company had net other income of $1.6 million compared with net other income of $.7 million for the nine months ended March 31, 2002. Interest income decreased to $.9 million for the nine months ended March 31, 2003 from $2.4 million in the prior year because of reductions in the average amount invested at Mariner which was redeemed to repurchase the Notes. Interest expense decreased from $1.7 million for the nine months ended March 31, 2002 to $0 in the comparable nine months ended March 31, 2003, as a result of the repurchase of the
Notes.   The 2003 nine months also include gains from the repurchase of
Notes and gains from asset sales which totaled $.7 million.

Federal income taxes:
There is a $.2 million federal income tax provision for the nine months ended March 31, 2003 resulting from a downward adjustment of the estimated tax refund to the actual amount claimed in the Company's fiscal 2002 Federal income tax return. There was no provision for the nine months ending March 31, 2002. All taxable transactions and temporary differences for federal income taxes in the current fiscal year are fully offset by a reserve allowance. Such allowances will continue to be provided until such time as the Company begins to generate operating income.

Net loss:
The net loss was $2.7 million for the nine months ended March 31, 2003 compared to a loss of $23.5 million for the nine months ended March 31, 2002. The $20.8 million improvement is due primarily to the significant workforce reductions of approximately $15.4 million and the $6.2 million nonrecurring restructuring charges from the nine months ended March 31, 2002. The total benefits from these reductions are partially offset by the impairments in 2003 of $1.1 million and the federal taxes.

Capital Resources and Liquidity

Liquidity:
The Company's sources of funds for the nine months ended March 31, 2003 were generated from E-Commerce Operations revenues, tax refund receipts, interest from cash deposits, Mariner earnings and cash received from the sale of the property held for sale in Wellington, Florida.

As of March 31, 2003, cash and marketable securities totaled $18.6 million, an increase of $5.0 million from the balance at December 31, 2002. The primary sources of the increase were the $4.3 million proceeds from the sale of the property held for sale in Wellington, Florida and the final portion of the tax refund of $.7 million. The Company believes its existing resources are adequate to fund existing operations and allow additional time for the marketing efforts to increase cash flows from operations. These funds are also adequate to pay for resources required for the Company to explore new expansion or acquisition opportunities.

As of March 31, 2003, the total accounts payable and accrued liabilities include approximately $1.7 million attributable to unsecured creditors of InterWorld. While these liabilities are included as part of the consolidated group, these liabilities remain separate and distinct to InterWorld. Management has actively been negotiating with many of the significant unsecured creditors to settle aged claims. No vendor settlements were finalized in the quarter ended March 31, 2003. Although there can be no assurances, Management believes the remaining obligations will be settled at amounts substantially less then their respective face values.

Cash flows:
For the nine months ended March 31, 2003, net cash provided from operations was $4.9 million. The increase in cash reflects the $7.7 million income tax refund, which is partially offset by cash used in operations of $1.0 million in e-commerce operations and $1.8 million in Technology-Related Businesses.

Investing and financial activities:
For the nine months ended March 31, 2003, the Company redeemed $24 million of its short term investments at Mariner to purchase the Notes. Upon receipt of the Federal tax refunds, the Company purchased $6 million of short term investments in Mariner. In addition to the Mariner activities, the Company received $4.3 million in proceeds from asset sales during the nine months ended March 31, 2003.

Recently Issued Accounting Standards:
In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure ("SFAS 148"). This statement is an amendment of the disclosure provisions of SFAS 123, "Accounting for Stock-Based Compensation", and APB Opinion No. 28, "Interim Financial Reporting". SFAS 148 requires disclosure of the method of accounting used for stock-based employee compensation and the effect of that method on income and earnings per share in annual and interim financial statements. SFAS 148 is effective for all interim periods beginning after December 15, 2002. The Company adopted the expanded disclosure requirements in this Form 10-Q.

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

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement 13, and Technical Corrections ("SFAS 145"). For most companies, SFAS 145 requires gains and losses from the extinguishment of debt to be classified as a component of income or loss from continuing operations. Prior to the issuance of SFAS 145, early debt extinguishments were required to be recognized as extraordinary items. SFAS 145 amended other previously issued statements and made numerous technical corrections. With the exception of the accounting treatment for extinguishments of debts, those other modifications are not expected to impact the consolidated financial statements of the Company. SFAS 145 is effective for fiscal years beginning after May 15, 2002. Accordingly, the Company adopted such provisions on July 1, 2002.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

The Company is generally exposed to market risk from adverse changes in interest rates. The Company's interest income is affected by changes in the general level of U.S. interest rates. Changes in U.S. interest rates could affect interest earned on the Company's cash equivalents, debt instruments and money market funds. A majority of the interest earning instruments earns a fixed rate of interest over short periods (7-35 days) Based upon the invested money market balances at March 31, 2003, a 10% change in interest rates would change pretax interest income by approximately $2 thousand per year. Therefore, the Company does not anticipate that exposure to interest rate market risk will have a material impact on the Company due to the nature of the Company's investments.

The Company holds short-term investments with a value of $12.0 million in Mariner Partners, L.P., a private investment fund. Mariner's performance has historically generated above-average returns relative to hedge fund industry benchmarks. However, such returns cannot be assured in the future. Based on the market value of the investment in Mariner as of March 31, 2003 and the average return of such investment for the previous nine months, a 10% reduction in those rates would reduce pretax income by approximately $.1 million a year. Therefore, the Company does not anticipate that exposure to interest rate market risk will have a material impact on the Company due to the size and nature of the Company's investments.

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

                       PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On March 8, 2001, as amended on May 29, 2001, InterWorld received notice that the Commission had commenced a formal order directing a private investigation by the Commission with respect to whether InterWorld engaged in violations of Federal Securities Laws as it relates to InterWorld's financial statements, as well as its accounting practices and policies. Also under review by the Commission was certain trading in InterWorld stock.

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

PBS Realty ("PBS"), a real estate broker conducting business in New York City filed a $1.2 million claim against InterWorld in April 2002. The claim alleged that PBS was owed commissions by InterWorld for services related to PBS's attempts to sublease office space previously occupied by InterWorld in New York City. In January 2003, InterWorld and PBS reached a tentative agreement to resolve the dispute which was to include a payment by InterWorld in exchange for, among other things, discontinuance with prejudice of the lawsuit and a release. The final terms of the release were not satisfactory to InterWorld and could not be resolved. Thus, the settlement was never consummated. The amount accrued in the quarter ended December 31, 2003, in conjunction with settlement discussions with PBS, remains on the financial statements as an estimate of the cost of continuing litigation in this matter. InterWorld will continue to vigorously defend itself against the claims of PBS.

The Company is a party to other claims, legal actions and complaints arising in the ordinary course of business. Management believes that its defenses are substantial and that J Net's legal position can be successfully defended without material adverse effect on its consolidated financial statements.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              10.40    Form of Indemnification Agreement.

              99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. SS 1350, Section 906 of the Sarbanes-Oxley Act of 2002.

              99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. SS 1350, Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)  Reports on Form 8-K:

               The Company filed a Form 8-K dated March 24, 2003 disclosing in Item 2 that it had completed the sale of its property located in Wellington, Florida, resulting in net cash proceeds of $4.3 million.

                                       Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       J NET ENTERPRISES, INC.
                                           (Registrant)

                                    By:  /s/ Steven L. Korby
                                         ____________________
                                         Steven L. Korby
                                         Executive Vice President and
                                         Chief Financial Officer
Date:  May 15, 2003


                          CERTIFICATION PURSUANT TO
     18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO  SECTION 302 OF THE
                   SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of J Net Enterprises, Inc. for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Allan R. Tessler, Chairman and Chief Executive Officer of registrant, certify, pursuant to 18 U.S.C. SS 1350, as adopted pursuant to SS 302 of the Sarbanes-Oxley Act of 2002, that:

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

          (a) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (b) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Dated:  May 15, 2003            By: /s/ Allan R. Tessler
                                    ____________________
                                    Allan R. Tessler
                                    Chairman and Chief Executive Officer

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

                          CERTIFICATION PURSUANT TO
     18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO  SECTION 302 OF THE
                   SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of J Net Enterprises, Inc. for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Steven L. Korby, Chief Financial Officer of registrant, certify, pursuant to 18 U.S.C. SS 1350, as adopted pursuant to SS 302 of the Sarbanes-Oxley Act of 2002, that:

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

          (a) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (b) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Dated:  May 15, 2003            By: /s/ Steven L. Korby
                                    ___________________
                                    Steven L. Korby
                                    Chief Financial Officer

This certification accompanies this Quarterly Report on Form 10-Q pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.