Form 10-K
period 2003-06-30
J NET ENTERPRISES INC
filed 2003-09-29
CIK 351903

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended June 30, 2003

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to ____________

     Commission File Number 1-9728

                             J NET ENTERPRISES, INC.
____________________________________________________________________________
             Exact name of registrant as specified in its charter

              Nevada                                   88-0169922
___________________________________________  ________________________________
State or other jurisdiction of incorporation I.R.S. Employer Identification
or organization                              No.

4020 Lake Creek Drive, #100, Wilson, Wyoming                 83014
____________________________________________                ________
Address of principal executive offices                      Zip Code

Registrant's telephone number, including area code:     (307) 739-8603
                                                         _____________

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:

                 Title of each class
________________________________________________
Common Stock - Par value $.01 per share, which includes certain preferred stock purchase rights

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

As of September 22, 2003, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $8,566,165.

As of September 22, 2003, there were 8,524,541 shares of the Registrant's common stock outstanding.

                                    PART I

ITEM 1.  BUSINESS
         ________

J Net Enterprises, Inc. ("J Net" or the "Company") is a holding company conducting operations through a wholly owned enterprise software subsidiary (the "E-Commerce Operations"). The Company also holds investments in technology infrastructure companies (the "Technology-Related Businesses").
As of June 30, 2003, one Technology-Related Business investment continues to have value assigned. J Net uses a fiscal year which ends on June 30 of each calendar year. Unless the context indicates otherwise, references to "2003", "2002" and "2001" indicate the fiscal years ended June 30, 2003, 2002 and 2001, respectively.

E-Commerce Operations are conducted through IW Holdings, Inc. ("IWH"), a wholly owned subsidiary of the Company and successor to the business formerly conducted by InterWorld Corporation ("InterWorld"). InterWorld is a separate publicly traded entity in which J Net owns 95.3% of the outstanding equity securities.

J Net also holds minority investments in other technology companies including, but not limited to, systems development and software companies. These investments are held directly by the Company, or by J Net Ventures I, LLC (the "Fund" or "Ventures I"), a fund which is 100% owned and managed by the Company. Due to the significant financial and management resources required to stabilize the E-Commerce Operations, Management has not pursued additional minority interest investments since 2001. There are presently no plans to reinstate this strategy.

The Company is actively seeking potential acquisitions of operating companies and enhancement opportunities for its E-Commerce Operations. Such enhancements for E-Commerce Operations include strategic alternatives including, but not limited to, expansion of marketing efforts, seeking business partners, or the sale of IWH. Management will devote its time and resources to these efforts and may incur expenses in connection with such activities. The Company anticipates that, as it continues to engage in such activities, it will periodically incur expenses that may have a material effect on the Company's operating income.

Although the Company is exploring expansion and acquisition opportunities, there can be no assurance that such opportunities will be available on terms acceptable to J Net or that, if undertaken, they will be successful.

Recent Events and 2003 Highlights
In May 2002, the Company commenced a voluntary repurchase offer to the holders of its $27.8 million subordinated promissory notes (the "Notes"). Such offer was made at the face amount of the Notes, but excluded approximately $.5 million of unpaid interest which had accrued since March 31, 2002, the last interest payment date. In June 2002, all holders of the Notes agreed to accept the voluntary offer. The repayment of the Notes occurred in July 2002.

In March 2003 the Company completed the sale of its real estate and improvements located in the Village of Wellington, Florida. The property, which was acquired as a result of foreclosure actions taken in June 2001, was classified as an asset held for sale until its disposition. Net proceeds were $4.4 million.

In June 2003, employment contracts for the President and Chief Operating Officer and the Executive Vice President and Chief Financial Officer expired according to their terms. The contracts were not extended and the officers terminated their employment with the Company. A severance obligation of $.6 million arose as a result of the employment contract expirations. Such amount is included as compensation expense in the 2003 Consolidated Statement of Operations and as an accrued liability on the June 30, 2003 Consolidated Balance Sheet.

E-Commerce Operations
IWH, as the successor to the business formerly conducted by InterWorld, is a provider of integrated enterprise commerce software solutions. Its products include software that addresses distributed order management, customer relationship management, supplier relationship management, sales channel management and business intelligence for companies in the retail, manufacturing, distribution, telecommunications and transportation industries.

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

Additionally, the software solutions are designed to help companies:

.. Get to market quickly with e-business initiatives by offering over 680 ready-to-deploy e-business processes, which can save companies thousands of hours of costly development work.

.. Automate customer relationship management and sales and support processes, which enable companies to continuously update and improve these processes across multiple channels, including the World Wide Web, point-of-sale, call center, and wireless marketplaces.

.. Achieve lower total-cost-of-ownership with the Process-Centric(TM) approach, which is easily adaptable and designed to facilitate dynamic business and technology changes. These solutions also reduce the need for proprietary development through support of industry standards such as XML, CIF, BizTalk and Rosetta Net.

.. Improve profitability and deepen understanding of their business by utilizing IWH's sophisticated business intelligence application. The software facilitates enterprise-wide collaboration enabling companies to quickly and simply gather and act on business intelligence, without the need for technical support.

.. Facilitate enterprise integration through pre-built software adaptors that easily connect multiple back-office systems, sales channels, digital marketplaces and business trading partners. In addition, IWH's enterprise integration capabilities enable a company to continue to use existing legacy systems, rather than forcing a company to buy or build new systems from scratch.

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

Significant customers of IWH include, among others, Verizon, Burlington Coat Factory, Marks & Spencer, IKON Office Solutions, Oki Data Americas, and Walt Disney Internet Group.

In January 2003, IWH released Version 6.0 of Commerce Exchange ("Version 6.0"). Significant additions with Version 6.0 include a new Workflow Management Engine application built on the Process-Centric(TM) architecture that will allow users to extend and manage business processes to both human and system interaction layers. Version 6.0 added operational support for IBM's WebSphere J2EE application server to current support of BEA's WebLogic, allowing broader coverage and customer choice of application server. IWH also added significant product functionality including a user managed Gift Registry system.

IWH customer activity included upgrades and significant extensions of functionality by Marks & Spencer, Verizon, Disney Stores Online and Ann
Taylor.   Marks & Spencer has released the IWH Gift Registry functionality to their online store and in-store kiosks in its 300 plus department stores. Marks & Spencer is also in the process of replacing its in-house catering order management system with IWH's Commerce Exchange application.

Technology-Related Businesses
Unconsolidated minority investments in other technology companies include, but are not limited to, systems development and software companies. The investments are held directly by the Company or by Ventures I. As a result of weak market conditions with respect to Technology-Related Businesses and the significance of Management's efforts with IWH, J Net suspended its minority investment strategy in 2001. Evaluation of investment opportunities continues, but the process is very selective due to continued weakness in the technology community. No minority investments have been made since July 2001.

Between March 2000 and July 2001, the Company invested approximately $58 million in eleven companies, including its initial $20 million purchase of Mandatorily Redeemable Preferred Stock of InterWorld (the "Preferred Stock"). As of June 30, 2003, four of these companies continue to operate: Tellme Networks, Inc., eStara, Inc., Strategic Data Corporation and certain investments contained in Meister Brothers Investments, LLC. However, based on Management's periodic analysis of its investment portfolio, only Tellme Networks, Inc. continues to have value. The following table sets forth the activity for each of the investments from inception through June 30, 2003 (Dollars in thousands):

                         Balance
                           at                 Equity                                          Value at
                         June 30,             income   Goodwill     Impairments               June 30,
  Investments             1999     Additions  (loss)  amortization   and sales      Other       2003
_______________________  ________  _________ ________ ____________  ____________  __________  ________

Digital Boardwalk, LLC   $  -      $ 4,767   $   (497)  $  (19)     $ (4,501)     $   250 (a)  $    -
Meister Brothers
  Investments, LLC          -        2,554          -        -           (40)      (2,514)(b)       -
CyberBills, Inc.            -        3,186          -        -        (2,986)        (200)(c)       -
Carta, Inc.                 -        4,000          -        -        (4,000)           -           -
TechTrader, Inc.            -        8,563     (3,346)    (407)       (4,810)           -           -
Alistia, Inc.               -        2,480     (2,000)     (11)         (469)           -           -
Strategic Data
  Corporation               -        1,100          -        -        (1,100)           -           -
eStara, Inc.                -        4,003          -        -        (4,003)           -           -
Jasmine Networks,
  Inc.                      -        5,000          -        -        (5,000)           -           -
Tellme Networks, Inc.       -        2,000          -        -             -            -       2,000
InterWorld (d)              -       20,340    (20,340)       -             -            -           -
Other                       -            5          -        -             -           (5)(e)       -
                         ____      _______   ________    _____      ________      _______      ______
    Total                $  -      $57,998   $(26,183)   $(437)     $(26,909)     $(2,469)     $2,000
                         ====      =======   ========    =====      ========      =======      ======

(a)  Represents a loan made to Digital Boardwalk, LLC, which was written off to expense when the
     Company sold its interest for a loss of $4,501 in 2001.

(b)  J Net owned a controlling interest in Meister Brothers Investments, LLC.  The minority interest was eliminated upon impairment in 2001.

(c)  Proceeds from sale of investment.

(d)  InterWorld became a consolidated subsidiary of J Net in May 2001.  Between November 2000 and
     April 2001, the Company used the equity method of accounting for its investment in InterWorld.

(e)  Abandoned deal screening costs written off to general and administrative expenses.

Industry Background
Advances in technology and the increasing use of the Internet as a tool for communications, information sharing and the conduct of commerce was the basis for the investment strategy used by J Net. Despite a three year trend of reductions in capital and information technology spending, projections by many research firms indicate some growth in technology products and services.

The E-Commerce Operations primary products compete in the enterprise software market. This particular market segment has experienced significant declines in sales. Simultaneously, the industry has been required to invest in continued research and development activities to remain current with rapidly changing market demand. Since inception, including periods prior to J Net's involvement, InterWorld and IWH have invested in excess of $75.0 million in its products, which currently run on the industry standard J2EE application servers.

Competition
There is intense competition in the e-commerce software industry in which the Company operates and competition is expected to intensify in the future. In addition to competing against in-house development efforts of companies entering e-commerce initiatives, there are several application vendors and developers in the Internet-based marketplace. Current competitors include Art Technology Group, Blue Martini, Broadvision, IBM, Microsoft, Oracle, i2 Technologies and Spirea Systems. It is expected that other competitors will also enter the market.

The Company believes that IWH can compete on the basis of product performance, client service, rapid go-live deployment and price. New products or continued deferral of information technology spending by prospective customers could have adverse effects on future results of operations or financial condition of the Company and its competitors.

Intellectual Property Rights
The Company and its subsidiaries rely on a combination of trade secrets, nondisclosure and other contractual arrangements and copyright and trademark laws to protect proprietary rights. Where possible, the Company will enter into confidentiality agreements with its employees, and will generally require that consultants and clients enter into such agreements as well as limit access to and distribution of proprietary information. It cannot be assured that the steps taken by the Company in this regard will be adequate to deter misappropriation of proprietary information or that unauthorized use will be detected and the appropriate steps will be taken to enforce the Company's intellectual property rights.

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

Employees
As of June 30, 2003, the Company employed 23 persons of which 16 were involved with the E-Commerce Operations business segment. Certain administrative support functions are consolidated for both business segments to reduce costs. None of the Company's employees are covered by collective bargaining agreements and the Company believes it has satisfactory employee relations.

The Company began a restructuring process in September 2001 which resulted in significant reductions in its workforce. Between September 2001 and December 2001, when the restructuring efforts were essentially completed, the total number of employees declined from approximately 270 employees to 29 as of June 30, 2002. The reductions in 2003 are the result of expired employment contracts and attrition.

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

ITEM 2.  PROPERTIES
         __________

J Net's corporate headquarters are currently located in Wilson, Wyoming under a month-to-month lease. J Net also conducts certain corporate affairs in offices in Plano, Texas with approximately 3,000 square feet under a lease which expires in February 2004.

The Company is the primary party to a lease in New York, New York with approximately 8,500 square feet, which expires in 2010. In January 2002, a sublease agreement was executed with an unrelated third party. While the Company remains responsible under terms of the original lease, the subtenant has assumed those responsibilities and is performing its obligations under the sublease agreement. Proceeds from the sublease more than offset costs in the primary lease, net of profit sharing with the landlord.

IWH has its principal offices in New York, New York and leases approximately 2,000 square feet of office space. The lease on the office space renews in three month increments. The current renewal expires in October 2003.

ITEM 3.  LEGAL PROCEEDINGS
         _________________

As of June 30, 2003, J Net did not have any litigation, pending or threatened, or other claims filed against the Company. However, InterWorld is subject to two claims.

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

All the above events are related to periods prior to the Company's common stock ownership in InterWorld. The investigation is confidential and the Commission has indicated that the investigation should not be construed as an indication by the Commission, or its Staff, that any violation of law has occurred nor should the investigation be construed as an adverse reflection on any person, entity or security.

Although the Company is unaware of any activity with respect to the investigation for the past year, InterWorld intends to fully cooperate with the Commission.

PBS Realty ("PBS"), a real estate broker conducting business in New York City filed a $1.2 million claim against InterWorld in April 2002. The claim alleges that PBS is owed commissions by InterWorld for services related to PBS's attempts to sublease office space previously occupied by InterWorld in New York City. InterWorld is vigorously contesting the claim and InterWorld management does not believe a liability exists at this time. J Net was not a party to the brokerage agreement and no claim against J Net has been asserted by PBS.

From time to time, the Company or its subsidiaries are parties to claims, legal actions and complaints arising in the ordinary course of business. Management believes its defenses are substantial and that its legal position can be successfully defended without material adverse effect on its consolidated financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ___________________________________________________

Not applicable.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         _____________________________________________________________
         MATTERS
         _______

On May 8, 2002, J Net's Common Stock commenced quotation on the OTC Bulletin Board ("OTCBB") under the trading symbol "JNEI". Prior to May 8, 2002, the Company's Common Stock was listed on the New York Stock Exchange ("NYSE").
In April 2002, the Company was notified by the NYSE that the NYSE was initiating steps to delist the Common Stock of J Net. On May 8, 2002, the NYSE formally delisted the shares of Common Stock of J Net from its exchange. The following table sets forth the range of prices for shares of the Common Stock for the fiscal quarters indicated. No cash dividends were paid during those fiscal quarters. Future payment of quarterly cash dividends, if any, is subject to periodic review and reconsideration by J Net's Board of Directors (the "Board").

                              J NET COMMON STOCK
_____________________________________________________________________________

                                                     High        Low
_____________________________________________________________________________
Fiscal 2003
  First Quarter                                      $ .90      $ .53
  Second Quarter                                       .75        .48
  Third Quarter                                       1.56        .70
  Fourth Quarter                                      1.71       1.08
_____________________________________________________________________________
Fiscal 2002
  First Quarter                                      $4.55      $2.85
  Second Quarter                                      4.00       1.95
  Third Quarter                                       2.76       1.55
  Fourth Quarter (April 1, 2002 - May 8, 2002)        2.23        .70
  Fourth Quarter (May 8, 2002 - June 28, 2002)        1.00        .57
_____________________________________________________________________________

As of September 22, 2003 there were 1,160 holders of record of J Net's Common Stock. The number of holders of record of J Net's Common Stock on September 22, 2003 was computed by a count of record holders.

ITEM 6.  SELECTED FINANCIAL DATA
         _______________________

The following selected financial data includes consolidated operating results of InterWorld since May 2001. Discontinued operations represent the Route Operations, which was J Net's only business segment until February 2000, when the Company changed its business strategy.

                                  Years Ended June 30,

                    ________________________________________________________
                       2003     2002         2001         2000         1999
                    ________  _______     ________      ________      ______

                    (Dollars and shares in thousands, except per share data) OPERATING DATA

Income (loss) from
  continuing
  operations (a)   $ (3,828) $(25,236)     $(61,449)    $  6,295 (b) $  (978)
____________________________________________________________________________
Income from
  discontinued
  operations       $      -  $      -      $ 12,754 (c) $    346     $ 5,581
____________________________________________________________________________
Net income
  (loss) (a)       $ (3,828) $(25,236)     $(48,695)    $  6,641     $ 4,603
____________________________________________________________________________
Basic earnings
  (loss) per share
  from continuing
  operations       $   (.45) $  (2.96)     $  (6.95)    $    .73     $  (.11)
____________________________________________________________________________
Diluted earnings
  (loss) per share
  from continuing
  operations       $   (.45) $  (2.96)     $  (6.95)    $    .71     $  (.11)
____________________________________________________________________________
Average common
  shares
  outstanding -
  Basic               8,525     8,525         8,839        8,674       8,641
____________________________________________________________________________
Average common
  shares - Diluted    8,525     8,525         8,839        8,987       8,641
____________________________________________________________________________
BALANCE SHEET DATA
(at end of period):
Cash and cash
  equivalents      $  5,537  $  6,674      $ 24,272     $ 60,090     $44,137
____________________________________________________________________________
Short-term
  investments      $ 12,325  $ 29,590      $ 27,381     $      -     $ 7,292
____________________________________________________________________________
Total assets       $ 20,842  $ 46,843      $ 77,413     $104,735     $77,721
____________________________________________________________________________
Long-term debt,
  including
  current portion  $      -  $ 27,750 (d)  $ 27,750     $ 12,750     $     -
____________________________________________________________________________
Stockholders'
  equity           $  9,439  $ 13,267      $ 38,486     $ 87,910     $74,614
____________________________________________________________________________

(a) Beginning with May 2001 and through the end of fiscal 2003, the E-Commerce Operations business segment accounted for 100% of the Company's revenues. For the 1999 through February 2000 periods presented above, Route Operations, which was J Net's only business segment during these periods, generated 100% of the revenues. The Company's Technology-Related Businesses segment began operating in February 2000 and has not generated any operating revenues since inception. The losses from continuing operations in 2003 are $.3 million and $3.5 million from E-Commerce Operations and Technology-Related Businesses segments, respectively. Loss from continuing operations in 2001 was due primarily to impairment of investments and losses on sales of certain investments of $24.3 million, equity method losses of $26.1 million (including $20.3 million attributable to InterWorld), and $5.8 million of consolidated losses from InterWorld for May and June of 2001.

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

The Company is actively seeking potential acquisitions of operating companies and enhancement opportunities for its E-Commerce Operations. Such enhancements include strategic alternatives including, but not limited to, expansion of marketing efforts, seeking business partners, or the sale of IWH. Management will devote its time and resources to these efforts and may incur expenses in connection with such activities. The Company anticipates that, as it continues to engage in such activities, it will periodically incur expenses that may have a material effect on the Company's operating income.

Although the Company is exploring expansion and acquisition opportunities, there can be no assurance that such opportunities will be available on terms acceptable to J Net or that, if undertaken, they will be successful.

Overview
J Net Enterprises, Inc. ("J Net" or the "Company") is a holding company conducting operations through a wholly owned enterprise software subsidiary (the "E-Commerce Operations"). The Company also holds investments in technology infrastructure companies (the "Technology-Related Businesses"). As of June 30, 2003, one Technology-Related Business investment continues to have value assigned. Unless the context indicates otherwise, references to "2003", "2002" and "2001" indicate the fiscal years ended June 30, 2003, 2002 and 2001, respectively.

E-Commerce Operations are conducted through IW Holdings, Inc. ("IWH"), a wholly owned subsidiary of the Company and the successor to the business formerly conducted by InterWorld Corporation ("InterWorld"), a 95.3% owned subsidiary of the Company.

J Net also holds minority investments in other technology companies including, but not limited to, systems development and software companies. These investments are held directly by the Company, or J Net Ventures I, LLC, a fund which is owned 100% by the Company ("Ventures I" or the "Fund"). Due to the significant financial and management resources required to stabilize the E-Commerce Operations since 2001, Management has not pursued additional minority investments and has no plans to actively reinstate that strategy in the near future.

Marketing of E-Commerce products and services in the United States was conducted through an exclusive Strategic Partnership Agreement from February 2002 through September 2002. Immediately following termination of the aforementioned exclusive agreement, the Company entered into a non-exclusive reseller agreement with an unrelated third party. The reseller agreement contained a stated profit sharing percentage, typically between 40% and 60% depending on the product or services sold, to be received from each sale. No sales or services have been recognized from the reseller agreement. In August 2003, the Company hired personnel to initiate internal marketing efforts.

The climate in the technology markets has been sluggish and business investment has steadily declined since 2000. Estimates for the recovery of many of the businesses in which the Company is involved vary widely. The Company is continuing to monitor its activities closely and is seeking business partners given the economic environment and may take further steps to reduce operating costs.

Critical Accounting Policies
____________________________


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

Consolidation
The accompanying consolidated financial statements include the accounts of J Net, its wholly owned subsidiaries and 100% of InterWorld. The Company owns 95.3% of the equity securities of InterWorld. Because InterWorld has no assets or operations, the minority shareholders of InterWorld hold a deficit position and no minority interest is included.

Investments in Technology-Related Businesses
The various interests that the Company acquires in Technology-Related Businesses are accounted for under one of three methods: consolidation, equity or cost. The applicable accounting method is generally determined based on the Company's voting interest and its ability to influence or control the Technology-Related Businesses.

For the periods beginning November 2000 through April 2001, J Net owned $20 million of InterWorld Preferred Stock. The Preferred Stock voted on an "as-if" converted basis with common stock, which represented approximately 10% voting rights. J Net used the equity method of accounting during the time it owned only InterWorld Preferred Stock. The determination to use the equity method of accounting was based on the Company's ability to influence operations through its board membership, which consisted of 2 of 5 seats. In May 2001, when the redemption of the Preferred Stock became due, J Net exchanged the Preferred Stock for common stock in lieu of cash. As a result of this redemption, J Net became a 95.3% owner of the equity securities and began using the consolidation method for InterWorld.

Between June 2001 and April 2002, J Net funded InterWorld's operations under a secured promissory note (the "Secured Note") and was InterWorld's senior secured creditor. During this time, advances under the Secured Note totaled $17.2 million. In February 2002, InterWorld's management acknowledged its default under the Secured Note and foreclosure proceedings began. In May 2002, the foreclosure was completed and IWH became the owner of the intellectual property and other assets of InterWorld. Unless specifically stated otherwise, IWH is intended to describe the E-Commerce Operations of the Company. References to InterWorld are specific to that entity, which remains a consolidated subsidiary of J Net but is presently inactive.

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

Product licenses
Revenue from the licensing of software products is recognized upon shipment to the customer, pursuant to an executed software licensing agreement when no significant vendor obligations exist and collection is probable. If acceptance by the customer is required, revenue is recognized upon customer acceptance. Amounts received from customers in advance of product shipment or customer acceptance are classified as deposits from customers. Other licensing arrangements such as reseller agreements typically provide for license fees payable to the Company based on a percentage of the list price for the software products. The license revenues are generally recognized when shipment by the reseller occurs and when collection is probable.

Contracts for product licenses where professional services require significant production, modification or customization are recognized on a percentage of completion basis.

Services revenue
Revenue from professional services, such as custom development and installation and integration support, is recognized as the services are rendered and other requirements contained within the services contract are satisfied.

Maintenance revenue
Revenue from maintenance and post-contract customer support services, such as telephone support and product enhancements, is recognized ratably over the period of the agreement under which the services are provided, typically one year. Recognition of revenue is deferred until payments from customers are received, or sufficient evidence that payment will be received exists.

Deferred revenue consists principally of billings in advance for services and support not yet provided and uncollected billings to customers for maintenance and post contract support.

Impairments
It is the policy of the Company to evaluate its investments in Technology-Related Businesses and other long lived assets for possible impairment on a quarterly basis. Determination of impairment is based on a number of factors designed to detect if any specific indicators of impairment exist. Such factors include, but are not limited to, significant decreases in the market value of the investment, discounted cash flow analyses, adverse changes in the business or legal environment, loss of significant customers, the introduction of new technologies which accelerate obsolescence of existing products and sustained operating losses and negative cash flows which could not be resolved or improved within a reasonable amount of time to justify continued operations.

Capital Resources and Liquidity
_______________________________

Liquidity
As of June 30, 2003, the Company had $17.9 million of cash and short term investments. On a consolidated operating basis, the Company and its subsidiaries require approximately $2.4 million annually to fund operations. Management continually seeks ways to reduce overhead cost and enhance its operations to reduce the existing funding requirements. Sources of funds are generated from E-Commerce Operations revenues, interest from cash deposits, and Mariner Partners, L.P. ("Mariner") earnings. Management believes the existing cash and short term investments are adequate to continue funding existing operations and provide resources for the Company to pursue its other business opportunities.

As a result of the restructuring efforts initiated since J Net acquired the controlling interest in E-Commerce Operations in May 2001, the net cash required to fund the E-Commerce Operations has decreased from approximately $3.0 million per month to approximately cash break even as of June 30, 2003. Provided that IWH can maintain the existing customer base, Management expects IWH should be able to remain self sustaining and continue to provide upgrade enhancements, such as the recent release of Version 6.0. The ability to achieve profitability depends on future revenue increases, which will be dependent on the success of the Company's marketing efforts and new sales from resellers in Europe and Japan.

In 2003, the Company received proceeds from the sale of assets of approximately $4.4 million and income tax refunds of approximately $7.7 million. In July 2002, a total of $27.3 million was used to repurchase the Notes pursuant to the voluntary repurchase offer made by the Company in May 2002.

As of June 30, 2003, the total accounts payable and accrued liabilities include approximately $1.5 million attributable to unsecured creditors of InterWorld. While these liabilities are included as part of the consolidated group, these liabilities remain separate and distinct to InterWorld. Management has actively been negotiating with many of the significant unsecured creditors to settle aged claims. Between April 2002 and June 2003, approximately $1.0 million of liabilities were settled for approximately $.3 million. Although there can be no assurances, Management believes the remaining obligations may be settled at amounts substantially less then their respective face values.

J Net has a noncancellable office lease in New York, New York which expires on December 31, 2010. Future minimum payments under such lease total $3.4 million at June 30, 2003. J Net also has a noncancellable office lease in Plano, Texas. Future minimum payments under such lease, which expires in February 2004 total $72,000 as of June 30, 2003. Future minimum payments under the E-Commerce operations lease which expires on October 31, 2003, total $66,000 at June 30, 2003. In January 2002, J Net entered into a sublease agreement for its office lease in New York. The Company remains responsible for its obligations under the original lease. Future minimum receipts from the tenant under the sublease, net of profit sharing with the landlord, are $4.1 million.

Total rent expenses by the Technology-Related Businesses segment were $.6 million in 2003, $.6 million in 2002 and $.7 million in 2001. Rent receipts under the sublease through June 30, 2003, net of profit sharing expenses with the primary landlord were $.5 million. Rental expenses for the E-Commerce Operations in 2003 totaled $.3 million, $1.0 million in 2002 and $.5 million in 2001.

In December 2001, InterWorld negotiated a release from all of its obligations under lease obligations at its offices in New York City, including certain past due expenses which included subleased office space. The release, together with forgiveness of the past due expenses, relieved InterWorld of approximately $50 million in gross lease obligations. IWH now leases office space on a month-to-month basis in New York City at a cost of approximately $18,000 per month.

The following table outlines the consolidated lease obligations of the Company (Dollars in thousands):

                                    Fiscal Years Ended June 30,
                             ______________________________________________

                                       2005 -    2007 -   2010 and
                             2004      2007      2010    thereafter  Total
                             _____    _______   _______  __________ _______
Lease Obligations
  Gross operating lease
    obligations              $ 576    $ 1,406   $ 1,441    $ 160    $ 3,583
  Sublease receipts           (527)    (1,639)   (1,720)    (192)    (4,078)
                             _____    _______    ______    _____     ______
      Net lease obligations
        (profit)             $  49    $  (233)  $  (279)   $ (32)   $  (495)
                             =====    =======   =======    =====    =======

The Company also has severance obligations to former executive officers totaling $.6 million as of June 30, 2002.

The Company raised $26.5 million through the issuance of Convertible Subordinated Notes (the "Notes") between June 2000 and October 2000, net of $1.3 million loaned for the purchases of the Notes. In September 2001, $1.0 million of the loans were paid as part of the termination agreements with former employees. In May 2002, the Company initiated a voluntary repurchase program to the holders of the Notes. The terms of the offer were at face value of each Note, but excluded any interest which had accrued on the Notes since March 2002, the last interest payment date. In July 2002, $27.3 million was paid to discharge the Notes. The payments represented the face value of the Notes less the $.5 million remaining loans due to the Company.

In November 2000, the Company completed the sale of its Route Operations, which resulted in receiving net proceeds of $36.9 million.

On January 4, 2001, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's Common Stock. Repurchases under this program in 2001 were 370,305 shares for an aggregate cost of $1.8 million.
In addition, 80,000 shares, with an aggregate cost of $.4 million, were repurchased in 2001 under a separate, now terminated, program. There were no purchases in 2002 or 2003 and the Company does not expect to seek additional purchases in the near future.

Cash Flows
In 2003, cash provided by operations was $3.8 million, which included $7.7 million of income tax refunds. Excluding the tax refunds, funds used in operations were approximately $3.9 million compared to $16.5 million used in operations in 2002. The improvement from the prior year reflects the impacts of the restructuring efforts to reduce operating costs taken by the Company in 2002.

Cash provided by investing activities in 2003 was $22.9 million. During 2003, the Company liquidated $24 million of investments with Mariner, of which $23 million was used to facilitate the repurchase of the Notes in July 2002 and received proceeds from asset sales of $4.4 million. In February 2003, the Company purchased $6 million of short-term investments after receipt of Federal income tax refunds.

The Company's sole financing activity in 2003 was the repurchase of the $27.8 million of Notes in July 2002 pursuant to a voluntary repurchase offer from the Company to the holders of the Notes initiated in May 2002. Actual cash payments to repurchase the Notes was $27.3 million due to the Company recoupment of $.5 million of loans plus accrued interest it had made to facilitate purchases of the Notes.

Results of Operations
_____________________

2003 compared to 2002

Total revenues
Revenues, which consist of license sales, post production maintenance, and professional services, were $2.6 million in 2003 compared to $5.8 million in 2002, representing a decrease of 55%. All components of revenue decreased during 2003, most notably license sales which were $21,000 in 2003 compared to $1.3 million in 2002. Only one license was sold during 2003 compared with six licenses in the previous year. Management has hired internal marketing staff to improve the license revenue prospects.

Post contract maintenance support revenues were $2.1 million for 2003, representing a decrease of $1.2 million from 2002. The decrease reflects the combination of fewer license sales, which are typically a new source of maintenance revenues, and a deterioration of the customer base for existing maintenance services. As of June 30, 2003, there were 20 customers contracted for maintenance support compared with 44 in 2002.

Professional services revenues were $.5 million in 2003 compared with $1.2 million in 2002. The revenues for 2002 include one significant project, which accounted for approximately 60% of the 2002 revenues. Excluding this project, year over year revenues from professional services were consistent.

Cost of revenues
Cost of revenues include costs attributable to royalties or maintenance fees paid by IWH to third party vendors necessary to operate IWH's software and direct labor costs of employees engaged in the maintenance or professional service functions. In 2003, cost of revenues were $.6 million compared with costs of $2.9 million in 2002. The 2003 decrease in costs is mostly attributable to reduced personnel costs. In 2002, Management implemented a restructuring program which was completed by the middle of 2002.

Operating expenses
Operating costs consist of personnel costs associated with development of E-Commerce Operations products, marketing costs, and general and administrative expenses ("G & A"). In addition, G & A costs attributable to the Technology-Related Businesses segment and other costs, such as impairment of assets and equity method losses from minority investments are included in this caption. In 2003, total operating costs were $7.7 million compared with $29.1 million in 2002. The following table presents the significant components of operating costs and their changes from the previous year (Dollars in thousands):

                                                      Favorable/(Unfavorable)
                                     2003     2002    change from prior year
                                    ______   ______   ______________________

Research, development, marketing
  and general and administrative    $6,448   $20,693          $14,245
Impairment of assets                 1,328     2,703            1,375
Restructuring and unusual charges      (53)    6,362            6,415
Gains from settlements with
  unsecured creditors                  (46)     (669)            (623)
                                    ______   _______          _______
    Total operating expenses        $7,677   $29,089          $21,412
                                    ======   =======          =======

The decrease in research, development, marketing and G & A costs is due primarily to lower personnel costs attributable to the 2002 restructuring which reduced staffing from approximately 270 employees to 29 employees between September and December 2001.

Asset impairments in 2003 include a $1.0 million charge on the Company's assets held for sale and a $.4 million impairment of the investment in eStara, Inc. ("eStara"). The charge against the assets held for sale was to recognize the loss from the sale of those assets in March 2003. The impairment of eStara, a cost method investment, was due to the issuance of a new series of preferred stock in May 2003, in which J Net did not participate. While the operations of eStara have improved, it has limited liquidity and faces significant operating challenges. Because the new preferred stock is senior in liquidation to the series of preferred stock held by J Net, Management concluded its ability to recover its investment was remote and determined it was necessary to impair the remaining carrying value of its investment in eStara.

The 2002 impairments include $.5 million and $2.2 million charges against the carrying values of assets held for sale and eStara, respectively. The charge against the assets held for sale was due to increased carrying costs. The eStara impairment was due to Management's regular quarterly evaluation of investments. At the end of 2002, J Net was aware of eStara's intent to seek additional financing. In addition, eStara had arranged for a bridge financing and J Net had already communicated that it would not participate in either bridge loans or new preferred stock issuances. As a result, Management made a partial impairment to its carrying value in eStara based on estimated dilutive terms contained in the bridge loan.

The 2002 restructuring costs included $1.8 million of severance costs, $1.6 million in contract settlements, and $3 million of leasehold improvement abandonments. As previously mentioned, the restructuring efforts were initiated in the first half of 2002 and included significant staff reductions in the United States, closing of foreign offices, the sale of Japanese operations to the local reseller and relocation of offices. The amount reflected in 2003 is due to final adjustments of estimated remaining obligations to the actual restructuring charges incurred.

During 2002, Management actively negotiated settlements with significant unsecured vendors of InterWorld. The negotiations were initiated as InterWorld's finances became scarce. Approximately $1.0 million of liabilities were settled for $.3 million. There remains $1.5 million of such unsecured liabilities of InterWorld at June 30, 2003 which are separate and distinct to InterWorld. When foreclosure proceedings by J Net against InterWorld were competed in May 2002, InterWorld was left with no assets with which to pay these liabilities. In 2003, there were only 2 settlements executed.

Other income and expenses
In 2003, interest and other income totaled $2.1 million and consisted of $1.5 million in earnings from the Company's investments at Mariner, interest on cash investments and sublease income. In addition, 2003 also includes a $.6 million gain from the repurchase of the Notes. Such gain was due to the acceptance of offers to the holders to repurchase the Notes at a face value in exchange for forgiving the accrued interest on the Notes since March 31, 2002, the last interest payment date.

In 2002, the other income components totaled $3.5 million, which was $2.0 million higher than 2003. The decrease in other income was due to a reduction in cash and short term investment balances during 2003 attributable to withdrawals of funds used to repurchase the Company's Notes in July 2002.

Interest expense for 2002 was $2.3 million, which represented 12 months of interest on the Notes outstanding at June 30, 2002. The repurchase of Notes was completed in July 2002, and pursuant to its terms, $.6 million of the interest accrued in 2002 was forgiven. The unpaid portion of this interest expense was reported as a gain from the repurchase of the Notes in the 2003 Consolidated Statement of Operations.

Income taxes
Income tax provisions were $.2 million for 2003 and 2002. The provisions for each year are the result of adjustments of estimated tax refunds to actual refunds. As of June 30, 2003, the Company has operating loss and capital loss carryforwards totaling approximately $10.7 million. Accordingly, the ability to utilize these carried forward losses are dependent on the ability to generate profits in the future.

Net loss
The net loss of $3.8 million for 2003 reflects an improvement of $21.4 million from the $25.2 million loss incurred in 2002. The aforementioned staff reductions and restructuring costs contributed $20.7 million in cost reductions from 2002.

2002 compared to 2001
The results of operations for 2002 and 2001 vary significantly due, in large part, to differences in accounting methods which were used for E-Commerce Operations during 2001. In 2002, the results of E-Commerce Operations are consolidated for the entire year. In 2001, J Net accounted for its initial investment in InterWorld using the equity method of accounting for the first ten months and the consolidation method of accounting for the last two months. The following discussion of results of operations includes comparisons of the historical operating results under accounting principles generally accepted in the United States. In certain cases, Management believes analysis between years on a pro forma basis will assist users of these consolidated financial statements in understanding changes between these years more thoroughly. When pro forma comparisons are used, they are emphasized in separate sentences or paragraphs, which follow the analysis of historical results of operations.

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

Total cost of revenues
Total cost of revenues, all of which are attributable to the E-Commerce Operations segment, was $2.9 million for 2002 and $.9 million for 2001. As with revenues, the costs include only the final two months of 2001. These costs include third party royalty payments from license sales and third party implementation costs, both of which are variable in nature. Because license sales have decreased, the related cost of sales has also declined.

On a pro forma basis, the 2002 cost of revenues was $2.9 million compared to $21.3 million in 2001, an average cost per month of $.2 million and $1.8 million for 2002 and 2001, respectively. The reductions are due primarily to the reductions in workforce and lower contractor costs in 2002.

Operating expenses
Operating expenses consist of personnel costs associated with development of the Company's e-commerce products, marketing costs and general and administrative expenses ("G & A"). In addition, costs attributable to impairment of assets, equity losses, restructuring and gains from settlements with unsecured creditors are included. In 2002, total operating costs were $29.1 million compared to $73.9 million in 2001. The following table presents the significant operating cost components and their change from the previous fiscal year (Dollars in thousands).


                                                      Favorable/(Unfavorable)
                                      2002     2001   change from prior year
                                    _______   _______ _______________________

Research, development, marketing
  and administrative                $20,693   $22,379        $ 1,686
Equity losses in Technology-
  Related Businesses                      -    26,121         26,121
Impairment of assets                  2,703    24,281         21,578
Restructuring and unusual charges     6,362     1,140         (5,222)
Gains from settlements with
  unsecured creditors                  (669)        -            669
                                    _______   _______        _______
    Total operating expenses        $29,089   $73,921        $44,832
                                    =======   =======        =======

G & A costs for 2001 include the consolidated results of InterWorld for May and June 2001 and $8.6 million of expenses associated with a loss on a loan to Michael J. Donahue, then the Vice Chairman and Chief Executive Officer of InterWorld. Excluding the Michael J. Donahue loss, the G & A for 2001 would have been $13.8 million, of which $7.1 million represented InterWorld G & A for May and June 2001. Normal recurring G & A costs for the three months ended June 30, 2002 averaged approximately $.5 million per month, which represents a decrease of over 70% from the 2002 annual average. The decreases were primarily due to the reductions in workforce.

There were no equity losses in 2002 due to (a) the acquisition of InterWorld, which caused the Company to begin consolidating those operations and (b) the abandonment or full impairment of the Company's investments in Digital Boardwalk, LLC, Alistia, Inc. and TechTrader, Inc. in 2001. The 2001 equity losses include $20.4 million attributable to InterWorld and $3.2 million, $1.9 million and $.6 million for TechTrader, Inc., Alistia, Inc. and Digital Boardwalk, LLC, respectively.

Impairments of assets in 2002 consisted of a $2.2 million impairment against the Company's investment in eStara and a $.5 million reduction in the carrying cost of assets held for sale. The eStara impairment provision is based on the estimated dilution to J Net based on valuation terms contained in the bridge loan entered into by eStara with a group of investors which did not include J Net. The Company elected not to participate in the bridge loan and therefore carried its investment in eStara based on this recent valuation. The reduction in carrying value of the assets held for sale is due to the combination of reduced value of InterWorld common stock received as part of the acquisition of the assets and higher operating costs associated with an extended holding period of the asset.

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

The foreclosure against InterWorld by J Net, which began in February 2002, and subsequent transfer of assets to IWH left InterWorld insolvent. Immediately following the foreclosure, InterWorld had approximately $3.3 million of unsecured creditor liabilities. Management attempted to settle certain significant liabilities to facilitate the transfer of intellectual property and retain ongoing business relationships. This process resulted in approximately $1.0 million of liabilities being settled for $.3 million, resulting in a $.7 million gain on such settlements in 2002.

Other income (expenses)
Net other income was $1.2 million, consisting of interest and other income of $3.5 million offset by interest expense of $2.3 million, was recognized in 2002 compared to a loss of $.4 million in 2001. The significant components of this $1.6 million favorable change included $3.9 million of non cash amortization of original debt discount of the Company's Notes issued in 2000 and 2001.

Income taxes
Income tax expense for 2002 was $.2 million. The provision is the result of a reduction in the amount of estimated income tax refunds to be collected from carry-backs of 2002 operating losses caused by the alternative minimum tax.

While the Company has incurred losses in 2001 and 2002, the available carrybacks are limited by Section 382 of the IRS regulations and separate return loss limitations for E-Commerce operations pertaining to InterWorld. Therefore, the available carry-backs are limited to losses incurred in the Technology-Related Businesses segment and the operations assumed by IWH in May 2002.

In 2001, the Company recognized a net tax benefit of $4.9 million consisting of $11.6 million of benefits due to losses from continuing operations offset by a $6.7 million tax liability from the sale of Route Operations.

Net loss from continuing operations
The net loss from continuing operations for 2002 was $25.2 million compared to $61.4 million in 2001. The significant components of the $36.2 million reduced loss include increased gross profit of $1.6 million, reduced asset impairments of $21.5 million, reduced equity losses of $26.1 million, lower G & A of $1.8 million, and a $1.6 million improvement in other expenses. Partially offsetting those favorable items were restructuring costs and vendor settlement gains of $4.6 million and a net reduction in income tax benefits of $11.8 million.

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

Recently issued accounting standards
In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150, "Accounting For Certain Financial Instruments With Characteristics of Both Liabilities and Equity", ("SFAS 150"). This statement establishes standards for how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity, such as mandatorily redeemable shares. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 will have no impact on the consolidated financial statements of the Company.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities, ("SFAS 149"). The primary change in SFAS 149 is the requirement that contracts with comparable characteristics be accounted for similarly. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 in most cases. Because the Company has no derivative financial instruments, the adoption of the amendments contained in SFAS 149 will not affect the consolidated financial statements of the Company.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51". FIN 46 requires a company to consolidate a variable interest entity ("VIE") if the company has a variable interest (or combination of variable interests) that is exposed to a majority of the entity's expected losses if they occur or receive a majority of the entity's expected residual returns if they occur, or both. FIN 46 applies immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. While the guidance contained in the interpretation is complex, the Company does not have any interests in a VIE. Therefore, the impact from this interpretation will not have an effect on the Company's consolidated financial statements.

Factors which may affect future results
The Company's financial and management resources have been concentrated on its E-Commerce Operations since 2001. For the past two years, the technology-related markets have experienced significant declines in sales, market value, and available capital resources to develop new products. In addition, the technology-related environment is extremely competitive. The combination of the above factors involves a number of risks and uncertainties. Even with the significant reductions to its cost structure, the Company's operations will require an increase in sales of e-commerce products to avoid further cost reductions. Increases in sales are dependent on several factors including (1) closed deals from internal marketing efforts and resellers, (2) an increase in information technology spending by businesses, (3) continued solvency of existing customers, (4) availability of capital, (5) an increase in the use of the Internet by businesses and individuals, (6) preservation of existing patents and trademarks, and (7) the Company's ability to build and deliver products ahead of its competitors. There is no assurance that any of the events will occur, or be sustainable if they do occur.

Pending or threatened litigation
As of June 30, 2003, J Net did not have any litigation pending or threatened, or other claims filed against the Company. However, InterWorld, a 95.3% owned subsidiary, is subject to two claims.

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

Although the Company is unaware of any activity with respect to the investigation for the last year, InterWorld intends to fully cooperate with the Commission.

PBS Realty ("PBS"), a real estate broker conducting business in New York City filed a $1.2 million claim against InterWorld in April 2002. The claim alleges that PBS is owed commissions by InterWorld for services related to PBS's attempts to sublease office space previously occupied by InterWorld in New York City. InterWorld is vigorously contesting the claim and InterWorld management does not believe a liability exists at this time. J Net was not a party to the brokerage agreement and no claim against J Net has been asserted by PBS.

From time to time, the Company or its subsidiaries are parties to claims, legal actions and complaints arising in the ordinary course of business. Management believes its defenses are substantial and that its legal position can be successfully defended without material adverse effect on its consolidated financial position.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
          _________________________________________________________

The Company generally is exposed to market risk from adverse changes in interest rates and interest income is affected by changes in the general level of U.S. interest rates. Changes in U.S. interest rates could affect interest earned on the Company's cash equivalents, debt instruments and money market funds. A majority of the interest earning instruments earn a fixed rate of interest over short periods (7-35 days). In July 2002, $23 million of the short-term investments in Mariner were liquidated to repurchase the Company's Notes. Based upon the invested cash balances at June 30, 2003, a 10% drop in interest rates or historical returns from short-term investments at Mariner would reduce pretax interest income by less than $.2 million per year.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         ___________________________________________

The Financial Statements and Supplementary Data required by this Item 8 are set forth as indicated in Item 15(a)(1)(2).

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         _______________________________________________________________
         FINANCIAL DISCLOSURE
         ____________________

The Company had no changes in or disagreements with its independent auditors.

ITEM 9A.  CONTROLS AND PROCEDURES
          _______________________

Within the 90-day period prior to the filing of this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer (the "CEO") and Chief Financial Officer ("CFO"), of the effectiveness and design of disclosure controls and procedures used to prepare consolidated financial statements. Based on that evaluation, the CEO and CFO have concluded the disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports filed or to be filed with the Securities and Exchange Commission (the "SEC") are adequate and are operating in an effective manner.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          __________________________________________________

Directors of the Registrant
At the annual meeting on January 29, 2003, five directors were elected to serve and hold office (subject to J Net's By-Laws) until the next annual meeting of stockholders and until a respective successor is elected and qualified.

The directors of J Net (none of whom has a family relationship with one another) are as follows:

        Name                  Age                Position
_______________________       ___           _____________________

Allan R. Tessler              67            Chairman of the Board
Alan J. Hirschfield           67            Vice Chairman
Eugene M. Freedman            71            Director
David R. Markin               72            Director
Robert L. McDonald, Sr.       83            Director

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

Alan J. Hirschfield has been a director of J Net since January 2000. Mr. Hirschfield was Co-Chairman of the Board and Co-Chief Executive Officer of Interactive Data Corporation (formerly Data Broadcasting Corporation), a securities market data supplier, from June 1992 to 1999. Prior to becoming Co-Chief Executive Officer in June 1992, Mr. Hirschfield served as managing director of Schroder Wertheim & Co. Inc. and as a consultant to the entertainment and media industry. He formerly served as Chief Executive Officer of Twentieth Century Fox Film Corp. and Columbia Pictures Inc. from 1980 to 1985 and 1973 to 1978, respectively. Mr. Hirschfield currently serves on the boards of Cantel Industries, Inc., Carmike Cinemas, WilTel Communications Group, Inc. and Interactive Data Corporation.

Eugene M. Freedman became a Director of J Net in June, 2001. Mr. Freedman was a Founder, Director, President and then a Senior Advisor of Monitor Clipper Partners, Inc., a private equity firm until December, 2002. He is a Senior Advisor of Monitor Company Group Limited Partnership, an international business strategy and consulting firm, which he joined in 1995. Until October 1994 and for many prior years, Mr. Freedman was a senior partner of Coopers & Lybrand, where he served as Chairman and Chief Executive Officer of Coopers & Lybrand LLP, U.S. and as Chairman of Coopers & Lybrand International. Mr. Freedman is Director of Limited Brands, Inc., Pathmark Stores, Inc., e-Studio Live, Inc. and Outcome Sciences, Inc., and an Advisory Board Member of The Cross Country Group, Inc.

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

Robert L. McDonald, Sr. has been a director of J Net since 1980. Mr. McDonald is a senior partner in the law firm of McDonald Carano Wilson LLP, counsel to J Net. Mr. McDonald is a principal stockholder, executive officer and a director of Little Bonanza, Inc., the corporate operator of the Bonanza Casino located in Reno, Nevada.

Executive Officers and Significant Employees of the Registrant

                                                          Year Became an
        Name        Age            Position              Executive Officer
________________    ___    ___________________________   _________________

Allan R. Tessler    67     Chief Executive Officer and
                           Chairman of the Board               2000

Mark E. Wilson      44     Chief Financial Officer             2003

Allan R. Tessler's biography is set forth above.

Mark E. Wilson was appointed Vice President and Controller in September 2000 and Chief Financial Officer in June 2003. From 1997 through his appointment with J Net, Mr. Wilson served as the United States and Latin American Manager of Finance and Corporate Development for Repsol-YPF, an international integrated energy company. From 1993 to 1997, Mr. Wilson served as a Manger in Coopers & Lybrand's utility industry practice. Prior to 1993, Mr. Wilson served as Corporate Controller for Snyder Oil Corporation and held various positions with progressive increases in responsibility with Diamond Shamrock/Maxus Energy Corporation.

ITEM 11.  EXECUTIVE COMPENSATION
          ______________________

The following table sets forth certain information concerning compensation for those persons who were (i) the Chief Executive Officer and (ii) the other most highly paid executive officers whose total annual salary and bonuses exceeded $100,000 (collectively, the "Named Executives") for service provided for the fiscal years ended June 30, 2003, 2002 and 2001.


                                   SUMMARY COMPENSATION TABLE

                                                                   Long-Term Compensation
                                                                  _______________________
                                      Annual Compensation           AWARDS       PAYOUTS
                                 _______________________________  ____________   ________
                                                    Other Annual  Stock Option
    Name and             Fiscal                     Compensation    Awards         LTIP    All Other
Principal Position (1)    Year    Salary  Bonus          (2)      (in shares) (3) Payout  Compensation
______________________   ______  ________ _______   ____________  _______________ ______  ____________

Allan R. Tessler          2003   $      - $     -    $50,000 (4)         -          -      $       -
  Chief Executive         2002   $      - $     -    $50,000 (4)         -          -      $       -
  Officer and Chairman    2001   $      - $     -    $50,000 (4)    27,500          -      $       -
  of the Board

Mark E. Wilson (5)        2003   $150,000 $     -    $     -             -          -      $       -
  Chief Financial         2002   $150,000 $22,500    $     -             -          -      $       -
  Officer                 2001   $105,379 $     -    $     -        40,000          -      $       -

Mark W. Hobbs (6)         2003   $300,000 $     -    $     -             -          -      $       -
  Former President        2002   $300,000 $     -    $     -             -          -      $       -
  and Chief Operating     2001   $300,000 $     -    $     -             -          -      $       -
  Officer

Steven L. Korby (7)       2003   $250,000 $     -    $     -             -          -      $       -
  Former Executive        2002   $250,000 $     -    $     -             -          -      $       -
  Vice President and      2001   $250,000 $     -    $     -             -          -      $       -
  Chief Financial
  Officer

Michael J. Donahue (8)    2003   $      - $     -    $     -             -         -       $ 176,000
  Former Chief Executive  2002   $291,667 $     -    $     -             -         -       $  57,000
  Officer and Vice        2001   $ 83,333 $     -    $     -             -         -       $       -
  Chairman - InterWorld


(1) Reflects the primary capacity served during 2003, except where otherwise noted.

(2) The Named Executives each received certain perquisites, the aggregate value of which did not exceed, as to any Named Executive in any of the last three fiscal years, the lesser of $50,000 or 10% of such Named Executive's annual salary and bonus.

(3) Represents the number of shares subject to options granted during the respective fiscal year.

(4) Includes fees earned by Mr. Tessler for services on the Board of Directors. Mr. Tessler, who has served as Chief Executive Officer since March 2000, did not receive a salary or bonus during 2003, 2002 or 2001.

(5) Mr. Wilson was appointed Vice President and Controller on September 11, 2000 and Chief Financial Officer on June 30, 2003.

(6)  Mr. Hobbs was appointed President and Chief Operating Officer on June
     21, 2000.   On June 21, 2003, Mr. Hobbs' contract with the Company
     expired per its terms and the contract was not renewed.

(7) Mr. Korby was appointed Executive Vice President and Chief Financial Officer on June 21, 2000. On June 21, 2003, Mr. Korby's contract with the Company expired per its terms and the contract was not renewed. Mr. Korby serves as Executive Vice President and Chief Financial Officer of InterWorld Corporation, a subsidiary of the Company. He has held such position since February 2001. Mr. Korby's salary, benefits and other costs related to services performed are billed to InterWorld on a time spent basis. Salary billed to InterWorld for the fiscal year ended June 30, 2001 was approximately $104,000. Because InterWorld is a consolidated subsidiary, the amounts billed from J Net to InterWorld are not presented as a reduction to Mr. Korby's salary.

(8) Mr. Donahue's 2001 compensation covers May 2001 through June 2001, the period from which InterWorld became a consolidated subsidiary of the Company. Compensation for 2002 includes July 2001 through March 2002 when Mr. Donahue resigned his position. All other compensation includes consulting fees paid to Mr. Donahue beginning in April 2002 for services rendered as a part time consultant. The consulting agreement with Mr. Donahue was terminated in June 2003.

Option Grants
There were no option grants in fiscal 2003.

Option Exercises and Fiscal Year-End Values
The following table summarizes information with respect to the exercise of options to purchase Common Stock of J Net during the last fiscal year by each of the Named Executives and the value of unexercised options held by each of them as of the end of fiscal 2003. None of the Named Executives exercised any options during fiscal 2003.


                              AGGREGATED OPTION EXERCISES IN FISCAL 2003
                                    AND FISCAL YEAR-END OPTION VALUES

                                                  Number of Shares
                                               Underlying Unexercised       Value of Unexercised
                      Shares       Value         Options at Fiscal        In-the-Money Options at
                    Acquired on   Realized          Year-End (#)             Fiscal Year-End ($)
      Name           Exercise       ($)      Exercisable/Unexercisable   Exercisable/Unexercisable (1)
_________________  ____________   ________   _________________________   _____________________________

Allan R. Tessler        -             -            112,500/     -                    - / -
Mark E. Wilson          -             -             26,666/13,334                    - / -

(1)  Based on the closing price of $1.08 for J Net's Common Stock on the OTCBB on June 30, 2003.

Director Compensation
Directors who are not salaried employees of the Company receive annual fees of $32,000. In addition, a director who serves as a member of the Compensation Committee and/or Audit Committee is entitled to receive $10,800 and $7,200, respectively, per year. For the fiscal year ended June 30, 2003, Messrs. Freedman, Markin and Hirschfield each received aggregate fees of $50,000 and Mr. McDonald received $42,800. Mr. Tessler, who serves as Chairman of the Board and Chief Executive Officer of the Company, receives $50,000 per year as fees. Mr. Tessler receives no salary from the Company for his services as Chief Executive Officer.

The 1992 Incentive and Non-qualified Stock Option Plan (the "1992 Plan") provides that each individual who is a member of the Board of Directors on June 30 of any year, including any future director on any such date, will automatically be granted a nonqualified option to purchase 27,500 shares of Common Stock on each such June 30. The exercise price for each June 30 grant will be 100% of the fair market value of the Common Stock on the following September 30. Each option granted to a director will become exercisable after September 30 of each year and expire five years from the date of grant. The 1992 Plan terminated in accordance with its terms on September 30, 2002. Accordingly, there were no grants of options to the directors in 2003.

Employment Agreements
On September 1, 2000 the Company entered into an employment agreement with Mr. Hobbs. Pursuant to the employment agreement, Mr. Hobbs was employed as President and Chief Operating Officer. The employment term commenced as of June 21, 2000 and expired on June 21, 2003, when Mr. Hobbs' employment with the Company terminated pursuant to the expiration terms of the contract.

During the term of the contract, Mr. Hobbs received an annual base salary of $300,000. Mr. Hobbs' employment agreement also entitled him to participate in an incentive bonus plan payable by the Company on such terms and conditions as determined by the Board or the Compensation Committee, in any event, not to exceed 50% of his base salary. During his employment term, no bonuses were paid under this provision of the contract. In addition, Mr. Hobbs was granted a non-qualified option to purchase up to 300,000 shares of the Company's Common Stock. The option has an exercise price of $13.125 per share and vested as follows: 100,000 shares on June 21, 2001; 100,000 shares on June 21, 2002 and 100,000 shares on June 21, 2003. In addition, the option would vest immediately if the Company terminated Mr. Hobbs' employment without cause or if Mr. Hobbs terminated his employment for good reason.

Mr. Hobbs' employment may have been terminated for cause, without cause, by voluntary resignation, death or disability. When Mr. Hobbs' employment was terminated by the Company without cause on June 21, 2003, he was entitled to payment of all base salary earned but unpaid, any accrued but unused vacation pay, all expenses not yet reimbursed and all other benefits earned, accrued and owing, plus equal monthly payments in an amount equal to his monthly rate of base salary plus the amount of any incentive bonus paid to him the prior fiscal year, annualized, divided by twelve. As of June 30, 2003, the Company's obligation to Mr. Hobbs totaled $.3 million.

Pursuant to Mr. Hobbs' agreement, he received the right to buy $2 million of the Company's Notes and to have the Company loan him $1 million to do so. Mr. Hobbs did not exercise his right to borrow such funds. At June 30, 2002, Mr. Hobbs was beneficial owner of $2 million of the Company's Notes under a separate agreement with an unrelated party and no loan existed between the Company and Mr. Hobbs. In July 2002, the Notes were redeemed by the Company pursuant to a voluntary repurchase program.

Steven L. Korby, Executive Vice President and Chief Financial Officer, was employed pursuant to an employment agreement that was entered into on October 1, 2000. The employment term commenced as of June 21, 2000 and expired on June 21, 2003 when Mr. Korby's employment with the Company terminated pursuant to the expiration terms of the contract. Mr. Korby received an annual base salary of $250,000. Mr. Korby's employment agreement also entitled him to participate in an incentive bonus plan payable by the Company on such terms and conditions as determined by the Board or the Compensation Committee, in any event, not to exceed 50% of his base salary.
During his employment term, no bonuses were paid under the provision of the contract. In addition, Mr. Korby was granted a non-qualified option to purchase up to 200,000 shares of the Company's Common Stock. The option has an exercise price of $13.125 per share and vested as follows: 66,666 shares on June 21, 2001; 66,667 shares on June 21, 2002 and 66,667 shares on June 21, 2003. In addition, the option would have vested immediately if the Company terminated Mr. Korby's employment without cause or if Mr. Korby terminated his employment for good reason.

Mr. Korby's employment may have been terminated for cause, without cause, by voluntary resignation, death or disability. When Mr. Korby's employment was terminated by the Company without cause on June 21, 2003, he was entitled to payment of all base salary earned but unpaid, any accrued but unused vacation pay, all expenses not yet reimbursed and all other benefits earned, accrued and owing, plus equal monthly payments in an amount equal to his monthly rate of base salary plus the amount of any incentive bonus paid to him the prior fiscal year, annualized, divided by twelve. As of June 30, 2003, the Company's obligation to Mr. Korby totaled $.3 million.

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

Compensation Committee Interlocks and Insider Participation
The Compensation Committee consists of four non-employee directors. Currently the members of the Compensation Committee are Messrs. Freedman, Hirschfield, Markin and McDonald. See Item 13, Certain Relationships and Related Transactions, for a description of transactions and agreements in which members of the Compensation Committee and their associates were involved. None of the executive officers of J Net serves as a director of another corporation in a case where an executive officer of such other corporation serves as a director of J Net.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          ______________________________________________________________

The following table sets forth as of September 15, 2003, certain information regarding the shares of Common Stock beneficially owned by (i) each beneficial holder of more than five percent of the outstanding shares of Common Stock ("Beneficial Holder"), (ii) each director, (iii) each Named Executive and (iv) all directors and executive officers of J Net as a group.

                       OWNERSHIP OF J NET COMMON STOCK
________________________________________________________________________
                                      Amount and Nature
Name of Beneficial Holder,             of Beneficial
Director, Named Executive               Ownership of         Percent
or Identity of Group                   Common Stock (1)    of Class (1)
________________________________________________________________________

Beneficial Holders:
__________________________________

Gabelli Asset Management, Inc. (2)        1,671,100           19.60%
Dimensional Fund Advisors, Inc. (3)         515,678            6.05%
David R. Markin                             510,320            5.81%
Bedford Oak Advisors LLC (4)                491,000            5.76%
Alan J. Hirschfield                         490,000            5.60%
Enterprise Group of Funds (5)               475,500            5.58%
Allan R. Tessler                            473,557            5.48%
Highfields Capital Management LP (6)        307,531            3.61%

Directors other than Messrs. Hirschfield,
Markin and Tessler
________________________________________

Robert L. McDonald, Sr.                     366,484            4.17%
Eugene M. Freedman                           67,500              *

Named Executive
_______________

Mark E. Wilson                               40,000              *

All directors and executive officers
as a group (6 persons)                    1,947,861           20.59%
____________________________________

* less than one percent

(1) Includes shares of Common Stock which may be acquired upon the exercise of vested options held by the following: Mr. Hirschfield (232,500), Mr. Markin (262,500), Mr. Tessler (112,500), Mr. McDonald (262,500), Mr.
     Freedman (27,500), and Mr. Wilson (40,000) and all directors and executive officers as a group (937,500). The nature of the beneficial ownership for all the shares is sole voting and investment power.

(2) Based solely upon a Schedule 13D/A filed by Gabelli Asset Management, Inc. on September 15, 2003.

(3) Based solely upon a Schedule 13G/A filed by Dimensional Fund Advisors, Inc. on February 10, 2003.

(4) Based solely upon a Schedule 13G/A filed by Bedford Oak Advisors on February 12, 2002.

(5) Based solely upon a Schedule 13G filed by Enterprise Group of Funds on February 13, 2002.

(6) Based solely upon a Schedule 13G/A filed by Highfields Capital Management LP on February 14, 2003.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ______________________________________________

Robert L. McDonald, Sr., a director of J Net, is a senior partner in the law firm of McDonald Carano Wilson LLP ("McDonald Carano"), counsel to J Net. In addition, A. J. Hicks, a partner in McDonald Carano is the Secretary of J Net. For the fiscal year ended June 30, 2003, the amount of fees paid by the Company to McDonald Carano, based on representation provided by McDonald Carano to the Company, did not exceed 5% of the gross revenues of such firm for its last full fiscal year. The Company believes that the fees for the services provided by McDonald Carano were at least as favorable to the Company as the fees for such services from unaffiliated third parties.

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

In connection with the purchase of $500,000 of Notes, the Company lent Mr. Korby $250,000 pursuant to a secured promissory note which bore interest at 8% per annum. The loan was secured by the Note as collateral. In July 2002, when the Notes were repurchased by the Company pursuant to a voluntary repurchase, the loan, together with accrued interest thereon, was deducted from the payment to Mr. Korby.

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

Mr. Tessler, Chairman and Chief Executive Officer of the Company, owns approximately 15% of J Net Venture Partners LLC (the "Manager"), the managing member of Venture I. The Manager is to be paid a fee from Venture I equal to 20% of the profits, if any, of Venture I after the accumulation of a preferred return to the investors of Venture I. Following the accumulation of a 35% internal rate of return, the 20% increases to 35%. The Company, which is obligated to advance certain expenses of the Manager will never own less than 51% of the Manager. There were no profits in Venture I during the twelve months ended June 30, 2003 and accordingly, no profits were paid to Mr. Tessler.

Mr. Donahue served as Vice Chairman and Chief Executive Officer of InterWorld until March 2002, when he voluntarily resigned his position. Mr. Donahue continued to serve as a part time consultant to IWH through June 30, 2003.

Item 14.  Principal Accountant Fees and Services
          ______________________________________

The aggregate fees paid or accrued to Ernst & Young LLP ("E & Y") for professional services rendered for the audit of the Company's annual financial statements and for reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q for the fiscal years ended June 30, 2003 and 2002 were as follows (Dollars in thousands):

                                 2003      2002
                                 ____      ____

Audit fees                       $171      $240
Tax services                        -        30
                                 ____      ____
  Total                          $171      $270
                                 ====      ====

                                   PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          _______________________________________________________________

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

(b)      Reports on Form 8-K

         J Net filed two reports on Form 8-K, dated December 5, 2002 and March 24, 2003, respectively.

         The form filed on December 5, 2002 disclosed in Item 5 that the Company had filed for a $7.66 million income tax refund pursuant to five year operating loss carryback rules contained in the Job Creation and Workers Assistance Act of 2002.

         The form filed on March 24, 2003 disclosed in Item 2 that J Net completed the sale of its property located in Wellington, Florida on March 21, 2003.

(c)  Exhibits

     3.1   Articles of Incorporation of the Registrant, as amended (J)
     3.2   By-laws of the Registrant, as amended (A)
     4.1 Stockholder Rights Agreement dated as of July 11, 1994 between the Registrant and Continental Stock Transfer & Trust Company, as Rights Agent (D)
    10.1   Indemnification Agreement (Sample) (B)
    10.2   1992 Incentive and Non-qualified Stock Option Plan (C)(N)
    10.16 Call Agreement dated as of March 1, 2000 among Keith A. Meister, Todd A. Meister and the Registrant (K)
    10.17 Put Agreement dated as of March 1, 2000, among Keith A. Meister, Todd A. Meister and the Registrant (K)
    10.21  J Net Ventures I, LLC Operating Agreement (E)
    10.22  Subscription Agreement and Investment Representation (Sample) (E)
    10.23  Convertible Subordinated Note (Sample) (E)
    10.24  Registration Rights Agreement (Sample) (E)
    10.25  Employment Agreement between Registrant and Mark W. Hobbs (F)(N)
    10.26  Employment Agreement between Registrant and Steven L. Korby (F)(N)
    10.27 Securities Purchase Agreement dated October 12, 2000 by and among Jackpot Enterprises, Inc. and InterWorld Corporation (G)
    10.28 Loan Assumption and Forbearance Agreement dated October 12, 2000 by and between Michael J. Donahue and Jackpot Enterprises, Inc.
           (G)
    10.29 Call/Profit Participation Agreement dated October 12, 2000 by and between Michael J. Donahue and Jackpot Enterprises, Inc. (G)
    10.30 Modification letter dated October 30, 2000 to Stock Purchase Agreement between E-T-T, Inc. and the Registrant (F)
    10.31 Stock Purchase Agreement by and between InterWorld Corporation and J Net Enterprises, Inc. dated January 25, 2001 (H)
    10.32  Stand-By Purchase Agreement dated January 25, 2001 (H)
    10.33 Amended and Restated Loan Assumption and Forbearance Agreement dated April 4, 2001 by and between Michael J. Donahue and J Net Ventures I, LLC (I)
    10.34 Termination of Amended and Restated Loan Assumption and Forbearance Agreement dated June 29, 2001 by and among Michael J. Donahue, Excalibur Polo Farm, LLC, Ginny Bond Donahue and J Net Ventures I, LLC (J)
    10.35 Promissory Note by and between InterWorld Corporation and J Net Enterprises, Inc. dated June 30, 2001 (J)
    10.36 Security Agreement by and between InterWorld Corporation and J Net Enterprises, Inc. dated June 30, 2001 (J)
    10.37 Assignment of Intellectual Property dated May 3, 2002 by and among J Net Enterprises, Inc., InterWorld Corporation and IW Holdings, Inc. (K)
    10.38  InterWorld Master Alliance Agreement (L)
    10.39  Acknowledgment of Default Assignment of Payments Agreement (L)
    21.1   List of Registrant's subsidiaries (M)
    23.1   Consent of Ernst & Young LLP (M)
    31.1   Principal Executive Officer Certification (M)
    31.2   Principal Financial Officer Certification (M)
    32.1   Certification of Chief Executive Officer pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (M)
    32.2   Certification of Chief Financial Officer pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (M)

           (A) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended June 30, 1989.
           (B) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended June 30, 1991.
           (C)  Incorporated by reference to Registrant's 1992 Proxy
                Statement.
           (D) Incorporated by reference to Registrant's Form 8-A dated July 12, 1994.
           (E) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended June 30, 2000.
           (F) Incorporated by reference to Registrant's Form 10-Q for the quarter ended September 30, 2000.
           (G) Incorporated by reference to Registrant's Form 8-K filed October 25, 2000.
           (H) Incorporated by reference to Registrant's Form 8-K filed February 2, 2001.
           (I) Incorporated by reference to Registrant's Form 10-Q for the quarter ended March 31, 2001.
           (J) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended June 30, 2001.
           (K) Incorporated by reference to Registrant's Form 8-K filed May 13, 2002.
           (L) Incorporated by reference to Registrant's Form 10-Q for the quarter ended March 31, 2002.
           (M)  Included herein.
           (N) Management contract or compensatory arrangement which is separately identified in accordance with Item 15(a)(3) of Form 10-K.

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

Dated:  September 29, 2003                 J NET ENTERPRISES, INC.
                                                (Registrant)

                                           By:  /s/ Allan R. Tessler
                                                _____________________
                                                Allan R. Tessler
                                                Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                  Title                          Date
___________________________  ___________________________  __________________

/s/ Allan R. Tessler         Chief Executive Officer and
___________________________  Chairman of the Board         September 29, 2003
Allan R. Tessler

/s/ Mark E. Wilson           Chief Financial Officer       September 29, 2003
___________________________  (Principal Accounting Officer)
Mark E. Wilson

/s/ Eugene M. Freedman       Director                      September 29, 2003
___________________________
Eugene M. Freedman

/s/ Alan J. Hirschfield      Director                      September 29, 2003
___________________________
Alan J. Hirschfield

/s/ David R. Markin          Director                      September 29, 2003
___________________________
David R. Markin

/s/ Robert L. McDonald, Sr.  Director                      September 29, 2003
___________________________
Robert L. McDonald, Sr.

                        J NET ENTERPRISES, INC. AND SUBSIDIARIES
                   INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA
                           AND FINANCIAL STATEMENT SCHEDULES
                                  [ITEMS 8 AND 15(a)]

(1)  FINANCIAL STATEMENTS:

     Report of Independent Auditors

     Consolidated Balance Sheets - June 30, 2003 and 2002

     Consolidated Statements of Operations -
     Years Ended June 30, 2003, 2002 and 2001

     Consolidated Statements of Stockholders' Equity -
     Years Ended June 30, 2003, 2002 and 2001

     Consolidated Statements of Cash Flows -
     Years Ended June 30, 2003, 2002 and 2001

     Notes to Consolidated Financial Statements

(2)  SUPPLEMENTARY DATA:

     Quarterly Financial Information (Unaudited) -
     Years Ended June 30, 2003 and 2002

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

Report of Independent Auditors

We have audited the accompanying consolidated balance sheets of J Net Enterprises, Inc. and subsidiaries (the "Company") as of June 30, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of J Net Enterprises, Inc. and subsidiaries at June 30, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

New York, New York
August 21, 2003

                   J NET ENTERPRISES, INC. AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS - JUNE 30, 2003 AND 2002
                             (Dollars in thousands)

ASSETS                                             2003         2002
______                                            _______     _______

Current assets:
Cash and cash equivalents                         $ 5,537     $ 6,674
  Short-term investments                           12,325      29,590
  Accounts receivable, net of $0 and
    $109 allowance                                    132         213
  Notes receivable - related parties                    -         288
  Notes receivable - trade                              -         132
  Federal income taxes receivable                       -         983
  Assets held for sale                                  -       4,950
  Prepaid expenses                                     34         351
  Other current assets                                  -         293
                                                  _______     _______
      Total current assets                         18,028      43,474

Investments in technology-related businesses        2,000       2,425

Property and equipment, net of accumulated
  depreciation                                         79         180

Other non-current assets                              735         764
                                                  _______     _______
      Total assets                                $20,842     $46,843
                                                  =======     =======

See Notes to Consolidated Financial Statements.


LIABILITIES AND STOCKHOLDERS' EQUITY                     2003       2002
____________________________________                    ________  ________

Current liabilities:
  Accounts payable and accrued expenses                 $  3,399  $  4,095
  Current portion of convertible subordinated notes            -    27,750
  Deferred revenue and customer deposits                     689     1,306
                                                        ________  ________
      Total current liabilities                            4,088    33,151
                                                        ________  ________

Deferred income taxes                                      6,910         -
Deferred rent                                                193       213
Other non-current liabilities                                212       212

Commitments and contingencies (Note 14)

Stockholders' equity:
  Preferred stock - authorized 1,000,000 shares of
    $1 par value; none issued                                  -         -
  Common stock - authorized 60,000,000 shares of
    $.01 par value; 10,233,470 shares issued                 102       102
  Additional paid-in capital                              75,250    75,250
  Accumulated deficit                                    (49,859)  (46,031)
  Less 1,708,929 shares of common stock
    in treasury for each period, at cost                 (16,054)  (16,054)
                                                        ________  ________
      Total stockholders' equity                           9,439    13,267
                                                        ________  ________
      Total liabilities and stockholders' equity        $ 20,842  $ 46,843
                                                        ========  ========
See Notes to Consolidated Financial Statements.

                     J NET ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED JUNE 30, 2003, 2002 AND 2001
                   (Dollars in thousands, except per share data)

                                               2003       2002      2001
                                             _______    ________  ________
Revenues, net:
  Product licenses                           $    21    $  1,343  $      7
  Maintenance                                  2,090       3,292       809
  Services                                       514       1,180     1,340
                                             _______    ________  ________
      Total revenues, net                      2,625       5,815     2,156
                                             _______    ________  ________

Cost of revenues:
  Product licenses                                 -         400       430
  Maintenance                                    108         343       119
  Services                                       501       2,169       328

                                             _______    ________  ________
      Total cost of revenues                     609       2,912       877
                                             _______    ________  ________

Gross profit                                   2,016       2,903     1,279

Operating expenses:
  Research and development                     1,603       5,125     2,264
  Sales                                            -       5,981     2,142
  Marketing alliances                              -       1,616     1,085
  General and administrative (including
    stock based compensation of $0, $0 and
    $190 for the years ended June 30, 2003,
    2002 and 2001, respectively)               4,845       7,971    16,888
  Equity losses in technology-related
    businesses                                     -           -    26,121
  Loss on disposal and impairments of assets   1,328       2,703    24,281
  Restructuring and unusual charges              (53)      6,362     1,140
  Gains from settlements with unsecured
    creditors                                    (46)       (669)        -
                                             _______    ________  ________
      Total operating expenses                 7,677      29,089    73,921
                                             _______    ________  ________

Operating loss from continuing operations     (5,661)    (26,186)  (72,642)

Other income (expense):
  Interest and other income                    1,521       3,485     5,524
  Interest expense                                 -      (2,299)   (5,889)
  Gain from repurchase of convertible
    subordinated notes                           553           -         -
                                             _______    ________  ________
      Total other income (expense)             2,074       1,186      (365)

Loss from continuing operations
  before income tax                           (3,587)    (25,000)  (73,007)
                                             _______    ________  ________

Provision (benefit) for Federal
  income tax                                     241         236   (11,558)
                                             _______    ________  ________

Loss from continuing operations,
  net of tax                                  (3,828)    (25,236)  (61,449)
                                             _______    ________  ________
Loss from discontinued operations
  net of taxes of $(99)                            -           -      (250)

Gain on sale of discontinued operations,
  net of taxes of $6,711                           -           -    13,004
                                             _______    ________  ________
  Discontinued operations, net of tax              -           -    12,754
                                             _______    ________  ________
Net loss                                     $(3,828)   $(25,236) $(48,695)
                                             =======    ========  ========
Basic loss per share:
Loss from continuing operations              $  (.45)   $  (2.96) $  (6.95)
Income from discontinued operations          $     -    $      -  $   1.44

                                             _______    ________  ________
Basic loss per share                         $  (.45)   $  (2.96) $  (5.51)
                                             =======    ========  ========
Dilutive loss per share:
Loss from continuing operations              $  (.45)   $  (2.96) $  (6.95)
                                             _______    ________  ________
Income from discontinued operations          $     -    $      -  $   1.44
Dilutive loss per share                      $  (.45)   $  (2.96) $  (5.51)
                                             =======    ========  ========


See Notes to Consolidated Financial Statements.


                               J NET ENTERPRISES, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               YEARS ENDED JUNE 30, 2003, 2002 AND 2001
                                   (Dollars and shares in thousands)

                                                                                Accumulated
                         Common  Stock  Additional  Retained   Treasury Stock      Other
                         ______________   Paid-In   Earnings   _______________  Comprehensive
                         Shares  Amount   Capital   (Deficit)  Shares  Amount   Income (loss)  Totals
                         ______  ______  _________  _________  _____ ________   _____________  ______

Balance June 30, 2000    10,233   $102    $73,875   $ 27,710  (1,259) $(13,777)  $    -       $87,910
  Loss from continuing
    operations                                       (61,449)                                 (61,449)
Cumulative translation
  adjustment                                                                        (17)          (17)
Income from discontinued
  operations, net of tax                              12,754                                   12,754
                                                                                              _______
Total Comprehensive loss                                                                      (48,712)

Amortization of employee
  stock options                                          190                                      190
Repurchases of common
  stock                                                         (450)   (2,277)                (2,277)
Amount allocated to
  additional paid-in
  capital in connection
  with the issuance of
  the 8% convertible
  subordinated notes
  (See Note 2)                              1,375                                               1,375
                         ______   ____    _______   ________  ______  ________   ______       _______

Balance June 30, 2001    10,233   $102    $75,250   $(20,795) (1,709) $(16,054)  $  (17)      $38,486

    Net loss                                         (25,236)                                 (25,236)
Cumulative translation
  adjustment                                                                         17            17
                                                                                              _______
Total Comprehensive
  loss                                                                                        (25,219)

                         ______   ____    _______   ________  ______  ________   ______       _______
Balance June 30, 2002    10,233   $102    $75,250   $(46,031) (1,709) $(16,054)  $    -       $13,267

    Net loss                                          (3,828)                                  (3,828)
                         ______   ____    _______   ________  ______  ________   ______       _______
Balance June 30, 2003    10,233   $102    $75,250   $(49,859) (1,709) $(16,054)  $    -       $ 9,439
                         ======   ====    =======   ========  ======  =========  ======       =======

See Notes to Consolidated Financial Statements.

                  J NET ENTERPRISES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED JUNE 30, 2003, 2002 AND 2001
                            (Dollars in thousands)

                                               2003        2002      2001
                                            __________  _________  _________
Operating activities:
  Net loss                                  $  (3,828)  $(25,236)  $(48,695)
  Adjustments to reconcile loss to
    net cash provided by (used in)
    operating activities:
      Equity in loss of technology-related
        businesses                                  -          -     26,121
      Loss on disposal and impairment of
        assets                                  1,328      5,962     24,281
      Gain from repurchase of convertible
        subordinated notes                       (553)         -          -
      Bad debt expenses and losses on loans         -        109      8,582
      Amortization of original issue
        debt discount                               -          -      3,875
      Amortization of stock-based
        compensation                                -          -        190
      Depreciation                                106        551        814
      Deferred income taxes                         -        885     (1,263)
      Loss from discontinued operations,
        net of $99 of taxes                         -          -        250
      Gain on sale of discontinued operations,
        net of $6,711 tax                           -          -    (13,004)

  Changes in assets and liabilities:
    Income taxes                                7,893      5,555    (13,150)
    Accounts receivable                            81      1,210      2,280
    Short-term investments                       (735)    (2,209)    (1,937)
    Prepaid expenses and other current assets     220        905       (955)
    Notes receivable - related parties              -      1,000       (288)
    Other non-current assets                       29        289       (278)
    Accounts payable and other current
      liabilities                                (143)    (3,604)      (981)
    Deferred revenue and customer deposits       (617)    (1,816)      (610)
    Deferred rent                                 (20)      (126)        (8)
                                            _________   ________   ________
          Net cash provided by (used in)
            continuing operations               3,761    (16,525)   (14,776)
          Net cash provided by discontinued
            operations                              -          -      1,435
                                            _________   ________   ________
          Net cash provided by (used in)
            operating activities                3,761    (16,525)   (13,341)

Investing activities:
  Investments in technology-related
    businesses                                      -     (1,338)   (30,767)
  Purchases of short-term investments          (6,000)         -    (25,444)
  Investments in notes receivable                   -       (125)   (12,490)
  Collection of notes receivable -
    related party                                 288          -          -
  Collection of notes receivable                  132          -          -
  Security deposits received                        -        212          -
  Redemption of short-term investments         24,000          -          -
  Cash of InterWorld at acquisition                 -          -      4,378
  Proceeds from sale of discontinued
    operations                                      -          -     36,905
  Proceeds from sale of assets                  4,437        260          -
  Purchase of property and equipment               (5)       (82)    (2,507)
                                            _________   ________   ________
          Net cash provided by (used in)
            investing activities -
            continuing operations              22,852     (1,073)   (29,925)
                                            _________   ________   ________
          Net cash used in discontinued
            operations                              -          -     (2,525)
          Net cash provided by (used in)
            investing activities               22,852     (1,073)   (32,450)

Financing activities:
  Repayment of debt                           (27,750)         -          -
  Repurchases of common stock                       -          -     (2,277)
  Proceeds from issuance of convertible
    subordinated notes                              -          -     12,250
                                            _________   ________   ________
          Net cash provided by (used in)
            financing activities              (27,750)         -      9,973
                                            _________   ________   ________

Net decrease in cash and cash equivalents      (1,137)   (17,598)   (35,818)
Cash and cash equivalents at beginning
  of year                                       6,674     24,272     60,090
                                            _________   ________   ________
Cash and cash equivalents at end of year    $   5,537   $  6,674   $ 24,272
                                            =========   ========   ========

Supplemental disclosures of cash flow data:
  Cash paid during the year for:
    Federal income tax                      $       -   $      -   $  2,300
    Interest paid                           $       -   $  1,667   $  1,976

Non-cash investing and financing
  activities:
    Value of notes receivable discharged
      in exchange for common stock          $       -   $  1,024   $      -
    Original issue debt discount on
      convertible subordinated notes        $       -   $      -   $  1,375

  Minority interest in subsidiary           $       -   $      -   $ (2,514)
  Note receivable - related parties         $       -   $      -   $    250
  Property received in foreclosure
    on loans                                $       -   $      -   $  5,450


See Notes to Consolidated Financial Statements.

                   J NET ENTERPRISES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Significant Accounting Policies And Business
Business:
J Net Enterprises, Inc. ("J Net" or the "Company") is a holding company with concentrated investments in enterprise software ("E-Commerce Operations") and technology infrastructure companies (the "Technology-Related Businesses").

E-Commerce Operations are conducted through IW Holdings, Inc. ("IWH"), a wholly owned subsidiary of the Company and the successor to the business formerly conducted by InterWorld Corporation ("InterWorld"), a 95.3% owned subsidiary of the Company.

J Net also holds minority investments in other technology companies including, but not limited to, systems development and software companies. These investments are held directly by the Company, or by J Net Ventures I, LLC (the "Fund" or "Ventures I"), a fund which is 100% owned and managed by the Company.

Business segments:
The Company has two reportable business segments: E-Commerce Operations and Technology-Related Businesses. Prior to May 2001, the Company operated in only one segment, the Technology-Related Businesses. Segment results reported exclude the effect of transactions between the Company and its subsidiaries. Assets are the owned assets used by each operating segment.

Principles of consolidation and basis of presentation:
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions are eliminated. The Company's fiscal year ends on June 30. Unless the context indicates otherwise, references to "2003", "2002" and "2001" are for the fiscal years ended June 30, 2003, 2002 and 2001, respectively.

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

Short-term investments:
The Company owns short term investments in Mariner Partners, L.P. ("Mariner"), a private investment fund. J Net can withdraw all or a portion of its investment upon 45 days prior written notice. The Company classifies those securities as short-term investments and records changes in the value of the accounts in the item captioned interest and other income in the accompanying Consolidated Statement of Operations.

Fair value of financial instruments:
The carrying value of certain of the Company's financial instruments, including accounts receivable, accounts payable and accrued expenses approximates fair value due to their short maturities.

The consolidated balance sheet as of June 30, 2003 contains approximately $1.5 million of unsecured creditor liabilities of InterWorld. At June 30, 2002, the consolidated balance sheet included $2.3 million of InterWorld's unsecured creditor liabilities. As a result of J Net's foreclosure on its Secured Note with InterWorld and the transfer of assets, contracts, intellectual property and employees to IWH, InterWorld does not have financial resources to pay the face value of these obligations. Management of J Net has been actively negotiating with the significant creditors to settle certain liabilities. Between April 2002 and June 2003, liabilities with a face value of $1.0 million have been settled for approximately $.3 million. Management expects, but cannot provide assurance, that the remaining obligations may be settled at substantially less than their face value.

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

It is the policy of the Company to evaluate its investments in Technology-Related Businesses for possible impairment on a quarterly basis. Management uses a number of different criteria when evaluating an asset for possible impairment. Indicators such as significant decreases in market value of an investment, discounted cash flow analyses, adverse changes in the business climate or legal matters, losses of significant customers or new technologies which could accelerate obsolescence of business products and sustained operating losses and cash flows which cannot be resolved or improved within a reasonable amount of time to justify continued business operations are used by Management when making its evaluations.

Accounting for equity method investments:
When the Company uses the equity method to account for its investments in Technology-Related Businesses it uses the procedures outlined in the Emerging Issues Task Force issue number 98-13 ("EITF 98-13"), which covers accounting by equity method investors for investee losses when the investor has loans to and investments in other securities of the investee. EITF 98-13 generally defines other investments in the investee to include preferred stock, debt securities and loans. The conclusions of the task force also prescribe the order in which equity method losses shall be recognized as the seniority of the other investments (that is, priority in liquidation).

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

Stock-based compensation:
The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and the pro forma disclosures required in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") to account for employee based stock compensation using the fair market value method. The Company also follows the provisions contained within the Financial Accounting Standards Board of the American Institute of Certified Public Accountants ("AICPA") Interpretation 44 ("FIN 44"), which provides clarification on the application of APB 25.

When the Company issues stock-based compensation awards to non-employees or Directors, the grants are accounted for in accordance with the Emerging Issues Task Force Issue 95-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services" ("EITF 96-18").

The Company measures the fair value of equity instruments for employee and non-employee grants using the Black-Scholes option pricing model.

In 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"). This statement amended certain disclosure provisions in SFAS 123 and Accounting Principles Board Opinion No. 28, "Interim Financial Reporting". The Company adopted the provisions of SFAS 148 beginning March 31, 2003.

The following table discloses pro forma amounts for net loss and basic and dilutive loss per share for 2003, 2002 and 2001 assuming compensation cost for employee and director stock options had been determined using the fair value-based method prescribed by SFAS 123. The pro forma results may not be representative of the effects of options on net income in future years. The model assumes no expected future dividend payments on the Company's Common Stock for the options granted in 2003, 2002 and 2001 (Dollars in thousands, except per share data):

                                             2003      2002       2001
                                           _______   ________   ________
Net loss:
  As reported                              $(3,828)  $(25,236)  $(48,695)
  Fair value of grants to employees            (39)      (122)      (179)
  Fair value of grants to Directors              -          -       (468)
                                           _______   ________   ________
    Pro forma                              $(3,867)  $(25,358)  $(49,342)
                                           =======   ========   ========

Basic loss per share:
  As reported                              $  (.45)  $  (2.96)  $  (5.51)
  Pro forma                                $  (.45)  $  (2.97)  $  (5.58)

Diluted loss per share:
  As reported                              $  (.45)  $  (2.96)  $  (5.51)
  Pro forma                                $  (.45)  $  (2.97)  $  (5.58)

Weighted average assumptions:
  Expected stock price volatility                -       95.0%      60.0%
  Risk-free interest rate                        -        3.3%       5.8%
  Expected option lives (in years)               -        3.0        3.0
  Estimated fair value of options granted  $     -   $   1.10   $   4.19

Accounting for Derivative Instruments and Hedging Activities:
Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended, requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position. This statement also defines and allows companies to apply hedge accounting to its designated derivatives under certain instances. It also requires that all derivatives be marked to market on an ongoing basis. This applies whether the derivatives are stand-alone instruments, such as warrants or interest rate swaps, or embedded derivatives, such as call options contained in convertible debt investments. Along with the derivatives, in the case of qualifying hedges, the underlying hedged items are also to be marked to market. These market value adjustments are to be included either in the statement of operations or other comprehensive income, depending on the nature of the hedged transaction. The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over the counter market. In cases where derivatives relate to financial instruments of non public companies, or where quoted market prices are otherwise not available, such as for derivative financial instruments, fair value is based on estimates using present value or other valuation techniques.

As a result of the Company's abandonment of its investment in TechTrader, Inc. in 2001, a warrant previously classified as an asset was expensed and reported as an impairment in the amount of $1.5 million.

The Company did not have any derivative instruments at June 30, 2003 or June 30, 2002.

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

Assets held for sale:
Assets which will be sold rather than used are recorded at their estimated fair value less estimated cost to sell. The Company owned 40 acres of land with building improvements, which were classified as held for sale, between June 2001 and March 2003, when the property was sold. The property was received as a result of a foreclosure on a loan to Michael J. Donahue, the former Vice Chairman and Chief Executive Officer of InterWorld. In June 2001, when the assets became the property of J Net, they were valued at $5.5 million, the estimated net proceeds expected to be received based on a fair market value assessment of the assets. From June 2001 to March 2003, when the Company held the asset for sale, impairments and operating costs totaling $1.1 million were recognized. Net proceeds from the sale totaled $4.4 million.

Income taxes:
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires that deferred tax assets and liabilities arising from temporary differences between book and tax basis will be recognized using enacted rates at the time such temporary differences reverse. In the case of deferred tax assets, SFAS 109 requires a reduction in deferred tax assets if it is more likely than not that some portion or all of the deferred tax will not be realized.

There are accumulated deferred tax assets of $19.9 million, which are offset by a valuation allowance pursuant to SFAS 109. Such losses are limited by certain Internal Revenue Service regulations. While management continues to take actions required to turn the Company profitable, the ability to generate income at levels sufficient to realize the accumulated deferred benefits is not determinable at this time.

Revenue recognition:
The Company follows AICPA Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by SOP 98-4, further amended by SOP 98-9, and Staff Accounting Bulletin 101. These pronouncements provide guidance on when revenue should be recognized and in what amounts as well as what portion of licensing transactions should be deferred.

Revenue under multiple element arrangements is allocated to each element using the "residual method", in accordance with SOP No. 98-9. Under the residual method, the arrangement fee is recognized as follows: (a) the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is deferred and (b) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. Software license agreements generally include two elements: the software license and post-contract customer support. The Company has established sufficient vendor-specific objective evidence for the value of maintenance and post-contract customer support services based on the price when these elements are sold separately and/or when stated renewal rates for maintenance and post-contract customer support services are included in the agreement, and the actual renewal rate achieved.

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

Services revenue:
Revenue from professional services, such as custom development and installation and integration support is recognized as the services are rendered and requirements contained within the contracts are satisfied.

Maintenance revenue:
Revenue from maintenance and post-contract customer support services, such as telephone support and product enhancements is recognized ratably over the period of the agreement under which the services are provided, typically one year. Recognition of revenue is deferred until payments from customers is received for maintenance and support.

Deferred revenue consists principally of billings in advance for services and support not yet provided and uncollected billings to customers for maintenance and post contract support.

Recently issued accounting standards:
In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", ("SFAS 150"). This statement establishes standards for how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity, such as mandatorily redeemable shares. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 will have no impact on the consolidated financial statements of the Company.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities, ("SFAS 149"). The primary change in SFAS 149 is the requirement that contracts with comparable characteristics be accounted for similarly. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 in most cases. Because the Company has no derivative financial instruments, the adoption of the amendments contained in SFAS 149 will not affect the consolidated financial statements of the Company.

In January 2003, the FASB issued Interpretation No. 46, ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51". FIN 46 requires a company to consolidate a variable interest entity ("VIE") if the company has a variable interest (or combination of variable interests) that is exposed to a majority of the entity's expected losses if they occur or receive a majority of the entity's expected residual returns if they occur, or both. FIN 46 applies immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. While the guidance contained in the interpretation is complex, the Company does not have any interests in a VIE. Therefore, the impact from this interpretation will not have an effect on the Company's consolidated financial statements.

Note 2 - Convertible Subordinated Notes
In fiscal years 2000 and 2001 the Company raised $27.75 million from the issuance of unregistered Convertible Subordinated Notes (the "Notes") to a group of private investors. Investors included officers and directors of the Company or entities controlled by such directors and certain employees (see
Note 10).

The principal amount of the Notes was payable on March 31, 2007 and bore interest at 8% per annum, payable on a quarterly basis. At the option of the holder, a Note was convertible into the Common Stock at any time after June 1, 2001. The number of shares of common stock to be received by a Note holder upon conversion was determined by dividing the principal amount of the Note by the conversion price in effect at the time of the conversion, which was initially $10.75. The conversion price was subject to adjustment in the event of any subdivision, combination, or reclassification of outstanding shares of the Common Stock.

For financial statement purposes, a substantial portion of the Notes were deemed to have been in-the-money at the commitment date. The Company calculated the beneficial conversion feature as the difference between the fair value of the Company's Common Stock at the commitment date and the initial conversion price, multiplied by the number of shares into which the debt is convertible. For the fiscal year ending June 30, 2000 approximately $2.5 million of the proceeds from issuance of the Notes was recorded as debt discount and allocated to additional paid-in capital. Additional Notes issued during the fiscal year ended June 30, 2001 resulted in additional discount of $1.4 million. Because the earliest date available for the holders to convert the Notes to Common Stock was June 1, 2001, the entire debt discount was amortized to interest expense during the fiscal year ended June 30, 2001.

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

Note 3 - Investments In Technology-Related Businesses
In fiscal 2000, the Company changed its primary business focus to an investment manager and investor/incubator in technology-related companies. Between March 2000 and November 2000, J Net made investments in eleven companies, including its initial investment in InterWorld.

As of June 30, 2003, four of these investments continue operations: Tellme Networks, Inc., eStara, Inc., Strategic Data Corporation and certain companies contained in Meister Brothers Investment portfolio. The Company uses the cost method of accounting for each of these investments. The Company continues to ascribe value to its investment in Tellme Networks, Inc. The other investments have been written off.

The following tables present pertinent details for each of the Company's investments:

                                                                                          Status
                           Date(s)      Accounting                       Voting            as of
    Investment            Acquired        Method      Type of Security  Percentage     June 30, 2003
______________________ ______________ ______________  ________________  __________     _____________

Digital Boardwalk,
  LLC (a) (e)          March 1, 2000      Equity       Preferred Stock      35%             Sold

Meister Brothers
  Investments, LLC (b) March 1, 2000   Consolidation   Membership
                                                       Interest            100%        Fully impaired

Cyberbills, Inc. (e)   March 10, 2000      Cost        Series "C"
                                                       Preferred Stock      11%             Sold

Carta, Inc.            May 31, 2000        Cost        Convertible Loan      0%            Out of
                                                                                          business

TechTrader, Inc. (a)   June 12, 2000      Equity       Series "B"
                                                       Preferred Stock      28%            Out of
                                                                                          business

Alistia, Inc. (a)      May 18, 2000                                                        Out of
                       May 1, 2001        Equity       Preferred Stock      20%           business

Strategic Data         May 2, 2000         Cost        Series "B & C"
  Corporation          May 31, 2001                    Preferred Stock      13%        Fully impaired

eStara, Inc. (c)       Sep. 29, 2000       Cost        Series "C"
                       July 1, 2001                    Preferred Stock      14%        Fully impaired
                       May 31, 2003        Cost                              6%

Jasmine Networks, Inc. August 30, 2000     Cost        Series "C"
                                                       Preferred Stock       6%            Out of
                                                                                          business

Tellme Networks, Inc.  September 12, 2000  Cost        Series "D"
                                                       Preferred Stock     Less than
                                                                              1%          Operating

InterWorld (a) (d)     November 20, 2000   Equity
                                           up to       Mandatorily
                                           May 21,     Redeemable           10% to May
                                           2001        Preferred Stock      21, 2001
                                                       up to May 21, 2001

                       May 21, 2001        Consoli-    Common Stock        95.3% from   Consolidated
                                           dation from                      May 22, 2001   subsidiary
                                           May 22, 2001                     to present
                                           to present

(a) The investments in Digital Boardwalk, LLC, Alistia, Inc. and TechTrader Inc. were accounted for using the equity method of accounting based on voting percentages. The equity method was also used for the Company's investment in InterWorld during the period of November 2000 through April 2001. The Company determined that it was appropriate to use the equity method of accounting for the investment in InterWorld during this period, even though its voting interest was less than 20%, due to the Company holding two of five Board seats at InterWorld. This Board representation was determined to provide significant influence over operations at InterWorld resulting in the equity method being used.

(b) The Company consolidated its investment in Meister Brothers Investments, LLC ("MBI") upon its acquisition of the 1% managing member interest in March 2000. This accounting treatment was used due to the Company having complete authority and responsibility for the operations and management of the investment.

(c) J Net's voting interest decreased to approximately 6% in May 2003 due to a new series of preferred stock issued by eStara, Inc. J Net did not participate in the new issue.

(d) In April 2001 when the Mandatorily Redeemable Preferred Stock became due, InterWorld was unable to pay cash to settle its redemption obligation. J Net elected to accept shares of InterWorld Common Stock in lieu of cash in May 2001 and the consolidation method was applied.

(e) The investments in Digital Boardwalk, LLC and Cyberbills, Inc. were sold in 2001.

Based on the preceding information about each investment, the following table presents the inception to date financial data pertinent to those investments (Dollars in thousands):


                        Balance at              Equity                                       Value at
                          June 30,              income    Goodwill    Impairments             June 30,
  Investments              1999     Additions   (loss)   amortization  and sales     Other     2003
______________________  _________   _________  _______   ____________ ____________ __________ ________

Digital Boardwalk, LLC    $  -      $  4,767   $  (497)    $ (19)       $ (4,501) $   250 (a)  $    -
Meister Brothers
  Investments, LLC           -         2,554         -         -             (40)  (2,514)(b)       -
Cyberbills, Inc.             -         3,186         -         -          (2,986)    (200)(c)       -
Carta, Inc.                  -         4,000         -         -          (4,000)       -           -
TechTrader, Inc.             -         8,563    (3,346)     (407)         (4,810)       -           -
Alistia, Inc.                -         2,480    (2,000)      (11)           (469)       -           -
Strategic Data
  Corporation                -         1,100         -         -          (1,100)       -           -
eStara, Inc.                 -         4,003         -         -          (4,003)       -           -
Jasmine Networks, Inc.       -         5,000         -         -          (5,000)       -           -
Tellme Networks, Inc.        -         2,000         -         -               -        -       2,000
InterWorld (d)               -        20,340   (20,340)        -               -        -           -
Other                        -             5         -         -               -       (5) (e)      -
                          ____       _______  ________     _____        ________  _______      ______
    Total                 $  -       $57,998  $(26,183)    $(437)       $(26,909) $(2,469)     $2,000
                          ====       =======  ========     =====        ========  =======      ======

(a) Represents a loan made to Digital Boardwalk, LLC which was written off to expense when the Company sold its interest for a loss of $4,501 in 2001.

(b) J Net owned a controlling interest in Meister Brothers Investments, LLC. The minority interest was eliminated upon impairment in 2001.

(c)  Proceeds from sale of investment.

(d) InterWorld became a consolidated subsidiary of J Net in May 2001. Between November 2000 and April 2001, the Company used the equity method of accounting for its investment in InterWorld.

(e) Abandoned deal screening costs written off to general and administrative expenses.

Active investments with carrying value as of June 30, 2003:
In September 2000, the Company purchased 136,500 shares of Series "D" Preferred Stock of Tellme Networks, Inc. ("Tellme"), representing less than 1% voting interest in Tellme and applied the cost method to account for its investment. Tellme is a non public company that provides voice technology that delivers information from the Internet over the phone. Tellme has sufficient cash and liquid investments to fund operations for several years. It is the policy of the Company to evaluate its investments for possible impairments quarterly. Recent forecasts continue to call for improved operations at Tellme. Management believes there are no indicators of impairment for this investment.

Impairments recognized in 2003 and 2002:
eStara, Inc. ("eStara"). The Company invested $4.0 million in Series B & C Preferred Stock in its fiscal years 2001 and 2002, representing a voting interest of approximately 14%. The Company applied the cost method of accounting for its investment. eStara is a non public development stage company that provides communication technology that enables online customers to talk with e-commerce businesses over the Internet.

In July 2001, when the Company purchased its investment in the Series C Preferred Stock of eStara, the valuations in that preferred stock offering were substantially lower than the valuation used when the Series B preferred stock was purchased. The Company had previously recorded a partial impairment of approximately $1.4 million in its fiscal year 2001 to reflect this reduced valuation.

In fiscal 2002, eStara's Board entered into a bridge loan agreement with certain investors and commenced seeking an additional round of financing. J Net did not participate in the bridge loan. Pursuant to valuation terms contained in the bridge loan, the Company determined that the resulting dilution in its interest would reduce the carrying value to $.4 million. As a result of this determination, the Company recorded an additional impairment of $2.2 million in 2002 as presented by the table below.


                      Investments in Technology-Related Businesses
                                 (Dollars in thousands)

                    Value at                   Equity      Goodwill     Impairments         Value at
 Investment      June 30, 2001   Additions  income (loss) amortization  and sales  Other June 30, 2002
_______________  ______________  __________ ____________  ____________  __________ _____ _____________

eStara, Inc.         $1,290      $1,338      $ -            $ -          $(2,203)  $ -       $  425
Tellme Networks,
  Inc.                2,000           -        -              -                -     -        2,000
                     ______      ______      ___            ___          _______   ___       ______
    Total            $3,290      $1,338      $ -            $ -          $(2,203)  $ -       $2,425
                     ======      ======      ===            ===          =======   ===       ======

In May 2003, the participants in the bridge loan to eStara converted their loans to a new series of preferred stock which is senior to all other preferred issues.  As a result of this conversion, J
Net's voting percentage was reduced from approximately 14% to 6%.  Management evaluated the impact of this conversion and concluded that its ability to recover any of the investment was remote given its subordinated position to the new series of preferred stock.  Accordingly, in 2003 the Company recorded a $.4 million impairment to bring the carrying value to $0 as indicated on the table which follows.


                      Investments in Technology-Related Businesses
                                 (Dollars in thousands)

                    Value at                Equity          Goodwill    Impairments         Value at
 Investment      June 30, 2002   Additions  income (loss) amortization  and sales  Other June 30, 2003
_______________  ______________  __________ ____________  ____________  __________ _____ _____________

eStara, Inc.         $  425       $ -         $ -            $ -          $(425)    $ -       $   -
Tellme Networks,
  Inc.                2,000         -           -              -              -       -        2,000
                     ______      ____         ___            ___          _____     ___       ______
    Total            $2,425      $  -         $ -            $ -          $(425)    $ -       $2,000
                     ======      ====         ===            ===          =====     ===       ======

Investments sold, abandoned or impaired during fiscal 2001:
A summary of the activity of the Company's investments in 2001 is presented below. A description of each of the investments follows the table.



                      Investments in Technology-Related Businesses
                                 (Dollars in thousands)

                        Balance at              Equity                                       Value at
                          June 30,              income    Goodwill    Impairments             June 30,
  Investments              2000     Additions   (loss)   amortization  and sales     Other     2001
______________________  _________   _________  _______   ____________ ____________ __________ ________

Digital Boardwalk, LLC    $ 4,888    $     -   $   (627)   $  (10)       $ (4,501) $   250 (a)  $    -
Meister Brothers
  Investments, LLC          2,554          -          -         -             (40)  (2,514)(b)       -
Cyberbills, Inc.            3,186          -          -         -          (2,986)    (200)(c)       -
Carta, Inc.                 4,000          -          -         -          (4,000)       -           -
TechTrader, Inc.            8,410         27     (3,247)     (380)         (4,810)       -           -
Alistia, Inc.               1,905        480     (1,907)       (9)           (469)       -           -
Strategic Data
  Corporation                 850        250          -         -          (1,100)       -           -
eStara, Inc.                    -      2,665          -         -          (1,375)       -       1,290
Jasmine Networks, Inc.          -      5,000          -         -          (5,000)       -           -
Tellme Networks, Inc.           -      2,000          -         -               -        -       2,000
InterWorld (d)                  -     20,340    (20,340)        -               -        -           -
Other                           -          5          -         -               -       (5) (e)      -
                          _______    _______   ________     _____        ________  _______      ______
    Total                 $25,793    $30,767   $(26,121)    $(399)       $(24,281) $(2,469)     $3,290
                          =======    =======   ========     =====        ========  =======      ======

(a) Represents a loan made to Digital Boardwalk, LLC which was written off to expense when the Company sold its interest for a loss of $4,501 in 2001.

(b) J Net owned a controlling interest in Meister Brothers Investments, LLC. The minority interest was eliminated upon impairment in 2001.

(c)  Proceeds from sale of investment.

(d) InterWorld became a consolidated subsidiary of J Net in May 2001. Between November 2000 and April 2001, the Company used the equity method of accounting for its investment in InterWorld.

(e) Abandoned deal screening costs written off to general and administrative expenses.

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

Meister Brothers Investments, LLC ("MBI"). On March 1, 2000, the Company acquired a 1% membership interest in and became the managing member of MBI for $40 thousand pursuant to an agreement between MBI, the Company, Keith Meister ("KM") and Todd Meister ("TM"). KM and TM each owned 49.5% of the membership interests in MBI and were Co-Presidents of the Fund until September 2001. As managing member, the Company has complete authority and responsibility for the operations and management of MBI and its ownership interests. Through its ownership interests, MBI owns a portfolio of investments (the "Portfolio") in development stage Technology-Related Businesses. Such investments are accounted for under the cost method. As of June 30, 2003, certain companies within the portfolio continue operating. J Net has not contributed additional funds and the investment was fully impaired in 2001.

On March 1, 2000 in connection with the agreement described above, KM, TM and the Company entered into a combination of Put and Call Agreements. Pursuant to the terms of the Call Agreement, KM and TM granted an option to the Company to purchase from KM and TM, and KM and TM were each obligated to sell to the Company, upon proper exercise, under such option (the "Call Option") all of their membership interests in MBI. Upon exercise of the Call Option by the Company, KM and TM were to receive no less than 312,500 and no more than 500,000 shares of the Company's Common Stock, as calculated by a predetermined formula in the Call Agreement. The Call Option could be exercised by the Company at any time after March 1, 2002 and expired on March 1, 2004. Pursuant to the terms of the Put Agreement, the Company granted an option to each of KM and TM to sell to the Company and the Company would be obligated to purchase from each of KM and TM, upon proper exercise, under such option (the "Put Option") any or all of the membership interests in MBI held by each of them in exchange for a number of common shares of the Company, as calculated by a predetermined formula in the Put Option. Upon exercise of the Put Option by KM and TM, KM and TM would receive no less than 275,938 and no more than 441,501 shares of the Company's Common Stock, as calculated by a predetermined formula in the Put Agreement. The Put Option could be exercised at any time after the first to occur of (i) September 1, 2001 or (ii) the date the Portfolio Value, as defined in the Put Option, is fixed at $4 million, but in no event would the Put Option become exercisable any earlier than March 1, 2001. The Put Option was scheduled to expire on March 1, 2004.

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

If neither the Put Option nor the Call Option was exercised, KM and TM would have a further option to purchase, or cause MBI to purchase, the Company's interest in MBI at its fair market value as determined by appraisal. Such option was exercisable on or after April 1, 2004 and was scheduled to expire on April 30, 2004.

Based upon the Company's control over MBI as described above, the Company consolidated MBI in its June 30, 2000 balance sheet and reflected the interest of MBI owned by KM and TM as a minority interest.

In 2001, the Company determined that the entities contained within the MBI portfolio of companies had no value due to a combination of factors. The Portfolio contained nine (9) separate investments in development stage companies. At the time the impairment decision was made, seven of the investments within the Portfolio had ceased conducting business operations, or were very close to terminating operations. Two of such companies had already been impaired by the Company in previous quarters. The remaining two were in need of additional capital to continue operations and the Company was not willing to participate in additional financing rounds. Management concluded that the combination of each company's performance and the dilutive effects caused by not participating in further financing activities provided substantive evidence that the entire investment was impaired. More specifically, management concluded that the likelihood of receiving a return from any of the companies in the MBI portfolio was unlikely.

In September 2001, the Company completed the acquisition of the 99% of MBI that it did not already own pursuant to contractual obligations contained within the Put Option which was entered into in March 2000 when the Company acquired its managing member interest in MBI. Even though the determination of a permanent impairment had already been made, the exercise of the put option obligated the Company to acquire the remaining interest, which resulted in the value of the settlement being expensed. The timing of the exercise was accelerated in connection with the termination of employment of KM and TM to the original put agreement.

Cyberbills, Inc. ("Cyberbills"). In March 2000, the Company purchased 3,385,106 shares of Series C Preferred Stock of Cyberbills, a non public development stage company at a cost of $3.2 million. The Company's share of the total investment was approximately 11% of the total Series C placement. The cost method of accounting was used to account for the investment in Cyberbills.

In May 2001, the management of Cyberbills entered into an asset purchase agreement with an unrelated party to sell the assets for $15.0 million. The closing of the sale occurred on June 20, 2001. After payment of creditors and estimated reserves for transaction and other transition expenses, the Series C shareholders were expected to receive a distribution of approximately $2.0 million, or approximately $.2 million net to the Company. Such payment was received in January 2002. The loss on the investment, net of proceeds was reported as a $2.9 million loss on disposal and impairments in the Consolidated Statement of Operations in 2001. In January 2003, a second distribution of proceeds were received from the purchaser of Cyberbills from funds originally escrowed for undisclosed liabilities. The distribution, which was $.1 million was recorded as a reduction to the loss on disposal and impairment of assets in the 2003 Consolidated Statement of Operations.

Digital Boardwalk, LLC ("Digital"). The Company's investment in Digital, an e-services company was sold in April 2001. Losses from the operations and sale during the time the Company held the investment were approximately $5.0 million, which included the Company's initial investment of $3.0 million in cash and $1.7 million in J Net Common Stock in March 2000, and a $.3 million working capital loan made during 2001. Prior to its disposal, the Company used the equity method to account for the investment in Digital.

Alistia, Inc. ("Alistia"). On May 18, 2000, J Net purchased a 39.8% ownership interest in Series A Preferred Stock ("Series A Stock") of Alistia, a non public development stage company for $2.0 million in cash. The Series A Preferred Stockholders were entitled to vote along with the common stockholders based on the number of common stock in which the Series A Stock could be converted. On an as-converted basis, the Company had a 19.95% voting interest in the initial investment. In addition, a member of J Net's board of directors was a member of Alistia's five member board. As a result of the voting percentage and board representation, the Company used the equity method of accounting.

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

TechTrader, Inc. ("TechTrader"). In June 2000, the Company purchased 42.1% of the Series B Preferred Stock and a warrant to acquire 827,796 shares of common stock in TechTrader, a development stage non public company. The aggregate purchase price totaled $8.5 million consisting of $6 million in cash and $2.5 million in the Company's Common Stock (178,571 shares). The Company used the equity method to account for the investment in TechTrader.

In June 2001, the board of TechTrader held a meeting to review, among other things, the sale of TechTrader to competitors. At June 22, 2001, there was sufficient cash to continue operations through July 31, 2001. Negotiations with prospective buyers had not resulted in a letter of intent, and further due diligence by a prospective buyer still would be required. The board of TechTrader concluded that additional funding was necessary in order to accommodate negotiating and closing this possible sale to the third party. Additionally, such funding only would be sufficient to cover creditor obligations. The Company was not willing to provide additional funding in the absence of a definitive purchase and sale agreement. Management of the Company believed the aforementioned factors provided sufficient evidence of impairment. Accordingly, the value of the entity was deemed to be worthless and written off. Subsequently, the pending sale negotiations collapsed and business operations were terminated in September 2001.

Carta, Inc. ("Carta"). Carta ceased operations in February 2001 and the Company's investment of $4.0 million was written off in 2001. The Company used the cost method of accounting for Carta.

Note 4 - IW Holdings, Inc. (IWH)
The Company's E-Commerce Operations are conducted through IWH, a wholly owned subsidiary which owns the intellectual property and assets previously owned by InterWorld. J Net owns 95.3% of the equity securities of InterWorld, which it acquired through a series of transactions described below.

On October 12, 2000, J Net and InterWorld entered into a definitive Securities Purchase Agreement. Pursuant to the terms of the Securities Purchase Agreement, J Net purchased $20.0 million in aggregate principal amount of the Preferred Stock of InterWorld on November 10, 2000. Each share of the Preferred Stock was initially convertible into shares of Common Stock of InterWorld (the "Common Stock") at a conversion price of $6.25 per share (the "Conversion Price"), subject to adjustment on the six month anniversary of the date of issue, to 90% of the average daily closing price of Common Stock for such six-month period, but in no event less than $2.00 per share. Furthermore, as of April 12, 2001, J Net, at its sole discretion, had the option to require InterWorld to redeem the Preferred Stock for cash at 150% of the purchase price plus accrued dividends, provided that such right would expire if InterWorld consummated a change of control transaction with J Net on or prior to such date.

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

On January 25, 2001, J Net and InterWorld entered into a Stock Purchase Agreement and a Stand-By Purchase Agreement (collectively, the "Agreements"). Pursuant to the Agreements, J Net was to exchange all of its InterWorld Preferred Stock and the related warrants for 46,153,846 newly issued shares of InterWorld Common Stock. In connection with such exchange, J Net agreed to suspend its option to require InterWorld to redeem its Preferred Stock, provided such exchange was approved by InterWorld's shareholders. In addition, pursuant to the Agreements, InterWorld agreed to offer for sale to all holders of InterWorld Common Stock up to $20.0 million of newly-issued InterWorld Common Stock at a price per share of $.65. If such holders did not purchase all of the new issuance, the Company agreed to purchase the difference between $20.0 million and the amount purchased by other InterWorld shareholders (the "Stand-By Commitment"). The Agreements also provided J Net with an option to purchase an additional $20.0 million of InterWorld Common Stock (the "Over Allotment Option"). A portion of the Over Allotment Option would have been exercisable at a price per share of $.65 and a portion would have been exercisable at a price per share equal to 90% of the volume-weighted average trading price of InterWorld Common Stock for the 10 day trading period prior to the time of exercise. The portions exercisable at each price would have depended on the number of shares purchased pursuant to the Stand-By Commitment, as described in the Agreements. The transactions described in the Agreements were subject to numerous conditions, including obtaining various InterWorld shareholder approvals and the making of various regulatory filings, as described in the Agreements. On February 7, 2001, Mark W. Hobbs, then J Net's President and Chief Operating Officer, was appointed to InterWorld's Board of Directors.

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

At the close of business on May 21, 2001, InterWorld announced completion of a one for fifty reverse stock split. The reverse stock split executed by InterWorld was required in order to facilitate the issuance of shares of Common Stock of InterWorld to the Company in satisfaction of the redemption obligation related to the preferred stock purchased by the Company in November 2000. Without the reverse split, InterWorld would have exceeded the amount of shares authorized for issuance. The redemption obligation was executed in two phases. The first phase, which occurred on May 4, 2001 and prior to the reverse split, issued 61 million shares of InterWorld Common Stock to the Company in partial satisfaction of the obligation. At the end of this first phase, the Company owned approximately 67.5% of InterWorld.
The second phase required InterWorld to execute the reverse split in order to issue the additional shares, equal to approximately 448.6 million pre-split shares (8.97 million post-split) to the Company in satisfaction of its obligations under the Preferred Stock redemption. Upon completion of this second phase, which occurred on May 22, 2001, the Company's ownership in InterWorld increased from 67.5% to 94.6%. The Company began consolidating InterWorld in May 2001 as a result of these transactions. In conjunction with this reverse stock split, InterWorld completed the redemption of the Preferred Stock with the terms of the mandatory redemption provision. Subsequent to the reverse stock split, InterWorld had 10,779,033 shares of Common Stock of which J Net owned 10,191,813 or 94.6% of the total outstanding shares.

On June 29, 2001, in a transaction related to a loan foreclosure with Michael
J. Donahue, the Company received an additional 85,408 shares of InterWorld Common Stock. At the close of this transaction, J Net owned 95.3% of the issued and outstanding shares of InterWorld.

From November 2000 until April 2001, the period in which J Net held the Preferred Stock, the equity method of accounting was used to account for the investment in InterWorld. Beginning in May 2001 the consolidation method of accounting was adopted to reflect J Net's step acquisition of InterWorld resulting from the exchange of the Preferred Stock for InterWorld common stock. No minority interest were accounted for due to InterWorld's significant deficit at the acquisition date,.

Immediately following the stock split and resulting acquisition of a controlling interest in InterWorld in May 2001, J Net and InterWorld entered into a secured credit facility in the form of a secured promissory note (the "Secured Note"). Advances made by J Net to InterWorld were secured by all of the assets of InterWorld, including its intellectual property. Such advances were made solely at the discretion of J Net and there was no obligation to continue funding or to fund the full amount of the credit facility.

Between June 2001 and March 2002, J Net advanced $17.2 million, excluding interest, to InterWorld pursuant to the Secured Note.

In May 2002, J Net foreclosed on its Secured Note and IWH became the owner of intellectual property and assets of the E-Commerce Operations.

Note 5 - Pro forma information (unaudited)
Set forth in the following table is certain unaudited pro forma financial information for the year ended June 30, 2001. This information has been prepared assuming that J Net's acquisition of InterWorld was consummated on July 1, 1999. No cost savings have been assumed in the pro forma tables.

The pro forma Consolidated Statement of Operations for the year ended June 30, 2001 is unaudited and was derived by adjusting the historical consolidated financial statements of J Net and InterWorld for the reporting period. The historical consolidated financial statements of InterWorld have been restated to accommodate the June 30 fiscal year end used by J Net. Because InterWorld became a consolidated subsidiary in May 2001, the 2002 and 2003 statements of operations contain actual results as opposed to pro forma. The pro forma statements of operations are for information purposes only and they should not be interpreted to be indicative of the Company's consolidated results of operations had the transaction actually occurred on the assumed date and should not be used to project results for any future date or period.

                                         Twelve months ended June 30,
                                         2003      2002       2001
                                       ________ _________   _________
                                       (Actual)  (Actual)  (Pro forma)
                                            (Dollars in thousands)
                                       ________ _________   _________

Total revenues                         $ 2,625   $   5,815  $  30,561
Cost of revenues                           609       2,912     21,328
                                       _______    ________  _________
  Gross profit                           2,016       2,903      9,233
Total operating expenses                 7,677      29,089    107,778
                                       _______    ________  _________
Loss from operations                    (5,661)    (26,186)   (98,545)
Other income (expense)                   2,074       1,186     (5,678)
                                       _______    ________  _________
Net loss before taxes                   (3,587)    (25,000)  (104,223)
Income tax expense (benefit)               241         236    (11,558)
                                       _______    ________  _________
  Net loss                             $(3,828)   $(25,236) $ (92,665)
                                       =======    ========  =========

Basic loss per share                   $  (.45)   $  (2.96) $  (10.48)
                                       =======    ========  =========

Note 6 - Assets held for sale
On October 12, 2000 J Net entered into a Loan Assumption and Forbearance Agreement with Michael J. Donahue, the former Vice Chairman and Chief Executive Officer of InterWorld, pursuant to which J Net purchased from Salomon Smith Barney ("SSB") a loan from SSB to Michael J. Donahue in the amount of $12.4 million. The loan was secured by 85,408 shares of InterWorld Common Stock and other assets owned by Mr. Donahue. The loan was due in October 2003, subject to an acceleration in October 2001 if InterWorld did not effect a merger transaction with J Net, and accrued interest payable at 8% per annum. In connection therewith, J Net entered into a Call/Participation Agreement with Mr. Donahue whereby he agreed that J Net would share in the profit on a portion of the stock securing the loan once certain conditions, including the repayment of the loan, were met. Mr. Donahue had sole power to vote and dispose of the shares, although he was required to vote the shares in favor of a merger of InterWorld and J Net and consult with J Net on other matters put before InterWorld's shareholders for a vote thereon. The loan agreement contained certain events of default beyond non-payment, the most significant of which included failure by Mr. Donahue to vote the stock in favor of a merger between InterWorld and J Net and any time that the closing price of the stock pledged as collateral fell below $2.00 per share for more than 10 days.

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

On April 4, 2001, the Company entered into an Amended and Restated Loan Assumption and Forbearance Agreement (the "Amended Agreement") with Mr. Donahue. The Amended Agreement replaced the Loan and Forbearance Agreement (the "Original Agreement") dated October 12, 2000. The significant components in the Amended Agreement added Excalibur Polo Farm ("Excalibur") as a debtor, changed interest payment terms, revised certain collateral provisions and changed events allowing acceleration. The amended loan was secured by 85,408 shares of InterWorld Common Stock and the assets of Excalibur.


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

The Call/Participation Agreement contained in the Loan Assumption and Forbearance Agreement whereby J Net would share in the profit on a portion of the stock securing the loan once certain conditions, including the repayment of the loan, remained intact in the Amended Agreement. This was deemed to have no value.

On June 29, 2001, the loan, together with accrued interest totaled $13.2 million. Due to the financial condition of Mr. Donahue, the Company executed a series of agreements which foreclosed on the real property assets securing the loan. In addition, the 85,408 shares of InterWorld Common Stock securing the loan were transferred to the Company. The net realizable value of the real property, net of selling costs and other obligations, was estimated to be $5.5 million on the date of the foreclosure. The loss from the foreclosure of $7.7 million was expensed as general and administrative expense as a component of compensation expense in the Consolidated Statement of Operations for 2001.

The agreements entered into on June 29, 2001 also provided for the Company to loan Mr. Donahue up to $.8 million. This obligation was accrued as a general and administrative expense in the Consolidated Statement of Operations for 2001.

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

In March 2003, the Company completed the sale of Excalibur to an unrelated third party. Proceeds from the sale were $4.4 million resulting in a loss of approximately $1.0 million, which is reported as loss on disposal and impairment of assets in the 2003 Consolidated Statement of Operations.

Note 7 - Accounts payable and accrued expenses
Accounts payable and accrued expenses consist of the following (Dollars in thousands):

                                                 June 30,
                                             2003       2002
                                            ______     ______

Trade accounts payable                      $2,436     $2,985
Accrued professional fees                      239        178
Accrued employee benefits                      687        358
Accrued interest payable                         -        553
Other                                           37         21
                                            ______     ______
  Totals                                    $3,399     $4,095
                                            ======     ======

As of June 30, 2003 and 2002, the total accounts payable and accrued liabilities include $1.5 and $2.3 million, respectively, attributable to unsecured creditors of InterWorld Corporation. Although there can be no assurances, Management believes these obligations may be settled and reduced to amounts less than their face value.

The accrued employee benefits liability as of June 30, 2003 includes $563 thousand attributable to severance pay to two former executives of the Company.

In July 2002, when the Company repurchased its Notes pursuant to a voluntary repurchase offer, the accrued interest obligation was forgiven and a gain on this forgiveness was recorded in July 2002.

Note 8 - Loss Per Share
Basic loss per share is computed by dividing net loss from continuing operations by the weighted average number of shares outstanding during each period. Diluted loss per share is computed by dividing net loss from continuing operations by the weighted average number of common and common equivalent shares outstanding during the period. The calculation of loss per share excluded the following securities as their effect was antidilutive (shares in thousands):

                                         Antidilutive Securities
                                         _______________________

                                         2003      2002      2001
                                         _____    _____     _____
Description:
  Potentially dilutive stock options     1,488    1,844     2,894
  Common shares issuable from
    assumed conversion of
    subordinated notes                       -    2,581     2,581
  Common shares issuable from
    assumed exercise of put option           -        -       276
                                         _____    _____     _____
      Total antidilutive securities      1,488    4,425     5,751
                                         =====    =====     =====

The following is the amount of loss and number of shares used in the basic and diluted loss per share computations for continuing operations (dollars and shares in thousands, except per share data):

                                               2003      2002         2001
                                             ________  ________    ________

Basic loss per share from
  continuing operations:
  Loss from continuing operations            $(3,828)  $(25,236)   $(61,449)
                                             =======   ========    ========

Shares:
  Weighted average number of common
    shares outstanding                         8,525      8,525       8,839
                                             =======   ========    ========
Basic loss per share from continuing
  operations                                 $  (.45)  $  (2.96)   $  (6.95)
                                             =======   ========    ========

Diluted loss per share:
Loss from continuing operations              $(3,828)  $(25,236)   $(61,449)
                                             =======   ========    ========
Shares:
  Weighted average number of common
    shares and common share equivalents
    outstanding                                8,525      8,525       8,839
                                             =======   ========    ========

Diluted loss per share from continuing
  operations                                 $  (.45)  $  (2.96)   $  (6.95)
                                             =======   ========    ========

Note 9 - Stockholders' Equity, Stock Options and Defined Contribution Plan Rights plan:
In June 1994, the Board approved a Stockholder Rights Plan. On July 11, 1994, J Net declared a dividend distribution of one Preferred Stock purchase right (the "Rights") payable on each outstanding share of the Company's Common Stock, as of July 15, 1994. The Rights become exercisable only in the event, with certain exceptions, an acquiring party accumulates 15% or more of J Net's voting stock, or if a party announces an offer to acquire 30% or more of J Net's voting stock. Each Right will entitle the holder to purchase one-hundredth of a share of a Series A Junior Preferred Stock at a price of $30. In addition, upon the occurrence of certain events, holders of the Rights will be entitled to purchase either J Net's Preferred Stock or shares in an "acquiring entity" at half of market value. The Rights, which expire on July 15, 2004, may be redeemed by J Net at $.01 per Right prior to the close of business on the tenth day after a public announcement that beneficial ownership of 15% or more of J Net's shares of voting stock has been accumulated by a single acquiror or a group (with certain exceptions), under circumstances set forth in the Rights Agreement. As of June 30, 2003 and 2002, 150,000 shares of unissued Series A Junior Preferred Stock were authorized and reserved for issuance upon exercise of the Rights. The issuance of the Rights had no effect on dilutive earnings per share in 2003, 2002 and 2001.

On May 21, 2001, the Gabelli Funds, LLC (the "Gabelli Group") filed with the Securities and Exchange Commission an Amendment to Schedule 13D indicating that the Gabelli Group had purchased additional shares of issued and outstanding capital stock of the Company and, therefore, beneficially owned an aggregate of 16.2% of the issued and outstanding capital stock of the Company.

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

On September 15, 2003, the Gabelli Group filed an Amendment to Schedule 13D indicating that the group had increased their stake in the Company to 18.58% of the issued and outstanding stock of J Net.

Stock option plans:
On January 12, 1993, J Net's stockholders approved the 1992 Incentive and Non-qualified Stock Option Plan (the "1992 Plan"). On August 17, 1994, the Board adopted certain amendments (the "Amendments") to the 1992 Plan which were approved by J Net's stockholders on January 10, 1995. The Amendments increased the number of shares of J Net's Common Stock authorized for issuance pursuant to the 1992 Plan from 1,045,000 to 2,545,000. The 1992 Plan provides that each individual who is a member of the Board on June 30 of any year, including any future director on any such date, will automatically be granted nonqualified stock options to purchase 27,500 shares of Common Stock on each such June 30. The option price for each June 30 grant will be 100% of the fair market value of the Common Stock on the following September
30. Each option granted to a director will become exercisable after September 30 of each year, and expire five years from the date of grant. Under the 1992 Plan, options granted to J Net's directors to purchase an aggregate of 357,500 shares of Common Stock which were outstanding and exercisable at June 30, 2003. The 1992 Plan terminated in accordance with its terms on September 30, 2002. Options outstanding at the termination date totaled 877,500 and will remain outstanding until they are exercised or expired.

On June 30, 2002, a total of 137,500 options (27,500 to each of five directors) were issued pursuant to the 1992 Plan. On September 30, 2002 when the options were to vest, each director voluntarily returned their options to the plan.

Changes in options outstanding under the 1992 stock option plan are summarized below (shares in thousands):

                          2003               2002               2001
                   __________________ __________________ __________________
                             Weighted           Weighted           Weighted
                              Average            Average            Average
                             Exercise           Exercise           Exercise
                   Shares     Price   Shares     Price    Shares     Price
                   ______    ________ _______   ________  _______  ________
Fixed options:
  Outstanding at
    beginning of
    year           1,233      $8.43    2,253     $9.33    2,132     $ 9.47
  Granted              -          -       25      2.00       94       9.42
  Exercised            -          -        -         -        -          -
  Cancelled         (355)      9.86   (1,045)     9.66     (110)     10.00
  Automatic grant
    to directors       -          -        -         -      137       4.00
                   _____      _____    _____     _____    _____     ______
    Outstanding at
      end of year    878      $9.02    1,233     $8.43    2,253     $ 9.33
                   =====      =====    =====     =====    =====     ======

Options exercisable
  at year-end        857      $8.99    1,016     $9.26    1,636     $ 9.79
                   =====      =====    =====     =====    =====     ======
Weighted average
  fair value of
  options granted
  during the year      -      $   -       -      $1.10        -     $ 4.19
                   =====      =====    =====     =====    =====     ======


The following table summarizes information about the 1992 Plan stock options outstanding at June 30, 2003:


             Options Outstanding                   Options Exercisable
__________________________________________________ _______________________
                                          Weighted                Weighted
  Range of         Number      Remaining  Average    Number       Average
  Exercise       Outstanding  Contractual Exercise Exercisable    Exercise
   Prices         at 6/30/03     Life      Price   at 6/30/03      Price
_______________  ___________  ___________ ________ ___________    ________

$ 4.00                137      3.00 years  $ 4.00     137          $ 4.00
$ 8.75 - $ 9.50       203      1.85 years  $ 9.19     199          $ 9.19
$10.13 - $10.63       518      6.38 years  $10.16     504          $10.16
$12.00 - $12.44        20      7.00 years  $12.26      17          $12.22

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

On January 31, 2000, nonqualified stock options to purchase an aggregate of 150,000 shares of Common Stock were granted to the managing officers of the Company's Ventures I subsidiary (75,000 each) at an exercise price of $10.13 per share, the fair market value on the date of grant. Such options were to vest in thirds on each of the first, second and third anniversaries of the date of grant. In September 2001, the managing officers terminated their employment with the Company. The options expired as a result of the termination.

On June 21, 2000, nonqualified stock options to purchase an aggregate of 500,000 shares of Common Stock were granted to the President and Chief Operating Officer and the Executive Vice President and Chief Financial Officer at an exercise price of $13.13 per share, the fair market value on the date of the grant. The options vested in thirds on each of the first, second and third anniversaries of the date of grant and expire ten years from the date of the grant. As of June 30, 2003, all the options were exercisable. On June 21, 2003, the President and Chief Operating Officer and the Executive Vice President and Chief Financial Officer's employment contracts expired and were not renewed. The expiration of those contracts did not affect the expiration of the options granted on June 21, 2000.

There were no nonqualified options granted during fiscal 2001, 2002 or 2003.

Changes in nonqualified options outstanding are summarized below (shares in thousands):


                              2003               2002            2001
                       __________________   _______________ _______________

                                 Weighted          Weighted        Weighted
                                 Average           Average         Average
                                 Exercise          Exercise        Exercise
                       Shares     Price     Shares  Price   Shares   Price
                       ______    ________   ______ ________ ______ ________
Fixed options:
  Outstanding at
    beginning
    of year             610       $12.38     640    $12.22    640  $12.22
  Granted                 -            -       -         -      -       -
  Exercised               -            -       -         -      -       -
  Cancelled               -            -     (30)     9.00      -       -
                        ___       ______     ___    ______    ___  ______
  Outstanding at
    end of year         610       $12.38     610    $12.38    640  $12.22
                        ===       ======     ===    ======    ===  ======

  Options
    exercisable
    at year-end         610       $12.38     443    $12.10    237  $11.90
                        ===       ======     ===    ======    ===  ======
  Weighted average
    fair value of
    options
    granted during
    the year              -       $    -       -    $    -      -  $    -
                        ===       ======     ===    ======    ===  ======

The following table summarizes information about nonqualified stock options outstanding at June 30, 2003 (shares in thousands):


                 Options Outstanding               Options Exercisable
______________________________________________ ______________________________
                                   Weighted                          Weighted
    Range of          Number       Remaining   Average    Number      Average
    Exercise        Outstanding    Contractual Exercise Exercisable  Exercise
     Prices         at 6/30/03        Life       Price   at 6/30/03    Price
_________________   ___________    ___________ ________ ___________  ________

$9.00 per share         110        6.21 years   $ 9.00      110       $ 9.00
$13.13 per share        500        6.98 years   $13.13      500       $13.13

Shares reserved for issuance:
Shares of Common Stock were reserved for the exercise of the following (in thousands):

                                            June 30,
                                       __________________
                                       2003         2002
                                       _____        _____
Stock options:
  Outstanding                            878        1,233
  Available for grant                  1,573        1,218
  Other nonqualified stock options       610          610
                                       _____        _____
    Totals                             3,061        3,061
                                       =====        =====

Defined contribution plan:
Employees may participate in a defined contribution plan which qualifies under Section 401(k) of the Internal Revenue Code. Participants may contribute up to 15% of their gross wages, not to exceed annual limitations set by the Internal Revenue Service regulations. The Company does not contribute separately to the plan or match employee contributions.

Note 10 - Related Party Transactions
One director of J Net is a partner of a law firm that performed legal services for the Company totaling approximately $14,000 in each of 2003 and 2002 and approximately $.1 million in 2001.

Three directors, entities controlled by those directors, or adult children of those directors invested $7.0 million in the Notes described in Note 2. As of June 30, 2001, officers and employees invested, either directly or indirectly, $5.8 million in the Notes. As a result of employee terminations in 2002, the amount of Notes held either directly or indirectly by officers and employees was reduced to $2.5 million as of June 30, 2002. All of the Notes, including Notes held by unrelated third parties were repurchased pursuant to a voluntary repurchase program in July 2002.

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

The Company foreclosed on assets securing a loan to Michael J. Donahue, Vice Chairman and Chief Executive Officer of InterWorld on June 29, 2001 as described in Note 6. The assets received in the foreclosure were sold in March 2003 for $4.4 million.

The aforementioned foreclosure agreements entered into on June 29, 2001 between the Company and Michael J. Donahue also provided for the Company to loan Mr. Donahue up to $.8 million. In June 2002, Mr. Donahue released the Company from this obligation.

In March 2002, Mr. Donahue resigned his position as Vice Chairman and Chief Executive Officer of InterWorld. Mr. Donahue continued to perform part time consulting services for IWH until June 2003. Payments to Mr. Donahue for consulting services were $176,000 for the fiscal year ended June 30, 2003 and $57,000 in 2002.

Note 11 - Federal Income Tax
The components of Federal income tax expense (benefit) are as follows (Dollars in thousands):

                                               2003    2002      2001
                                              _____   _____    ________
Federal:
  Current expense (benefit)                   $241    $(649)   $   (979)
  Deferred expense (benefit)                     -      885     (10,579)
                                              ____    _____    ________
  Federal income tax expense (benefit)
    on loss from continuing operations         241      236     (11,558)
  Federal income tax expense of
    discontinued operations                      -        -       6,612
                                              ____    _____    ________
      Total Federal income tax
        expense (benefit)                     $241    $ 236    $ (4,946)
                                              ====    =====    ========

A reconciliation of the Federal statutory income tax rate to the effective income tax rate based on loss from continuing operations before income tax follows:

                                              2003      2002     2001
                                             _____     _____    _____

Statutory rate                               (35.0)%   (35.0)%  (35.0)%
Increase (decrease) in tax resulting from:
  Surtax exemption                             1.0       1.0      1.0
  Amortization of debt discount                  -         -      5.3
  Valuation allowance                         48.5      34.6     12.8
  Tax-exempt interest                            -         -        -
  Other                                       (7.8)      (.5)      .1
                                             _____      ____    _____
Effective rate                                 6.7%       .1%   (15.8)%
                                             =====      ====    =====

The tax items comprising J Net's net deferred tax asset (liability) as of June 30, 2003 and 2002 are as follows (Dollars in thousands):

                                               2003         2002

Equity method losses and impairments         $  8,548    $  8,403
Net operating losses                            8,168       7,076
Capital loss carryforwards                      2,560       1,740
Leasehold improvement impairments                 692         692
Impairments of assets held for sale                 -         170
Depreciation                                     (230)       (128)
Accruals and other                                (42)          3
                                            _________    ________
  Total                                        19,696      17,956
Less valuation allowance                      (19,696)    (17,956)
                                            _________    ________
Net deferred tax asset                      $       -    $      -
                                            =========    ========

Deferred tax liability                      $   6,910    $      -
                                            =========    ========

The Company's net operating losses and capital losses can be carried forward pursuant to Federal tax regulations. The capital loss and operating loss carry forwards will expire in 2007 and 2022, respectively, if not utilized.

In March 2002, the Job Creation and Worker Assistance Act or 2002 (the "Act") was signed into law. Among other things, the Act extended the carry-back period for operating losses incurred in fiscal years ended in 2001 and 2002 from two years to five years. Based on this legislation, on November 26, 2002, the Company filed for a refund of Federal income taxes previously paid of $7.66 million. The refund was received in December 2002. The refund is subject to audit by the Internal Revenue Service and the review and approval of the Congressional Joint Committee on Taxation. There can be no assurance as to what part, if any, of such refund will ultimately be allowed. Due to the significance of the refund, Management determined an appropriate amount to reserve pending further review by the Internal Revenue Service. As of June 30, 2003, the amount reserved is $6.9 million. In May 2003, the Internal Revenue Service began an audit of the Company's June 30, 2001 Federal income tax return.

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

                                                 Year Ended     Year Ended
                                               June 30, 2003   June 30, 2002
                                               _____________   _____________

                                                (Dollars in thousands)

Loss from Operations:
_____________________

E-Commerce Operations                             $   (333)    $(16,855)
Technology-Related Businesses                       (3,495)      (8,381)
                                                  ________     ________
Net loss                                          $ (3,828)    $(25,236)
                                                  ========     ========

E-Commerce Results of Operations:
_________________________________

Revenue                                           $  2,625     $  5,815
Cost of revenues                                       609        2,912
                                                  ________     ________
Gross profit                                         2,016        2,903

Operating expenses:
  Research and development                           1,603        5,125
  Sales                                                  -        5,981
  Marketing alliances                                    -        1,616
  General and administrative                         1,008        4,814
  Restructuring and unusual charges and gain
    from settlements with unsecured creditors          (99)       1,273
                                                  ________     ________
      Total operating expenses                       2,516       18,809

Other income (expense), net                            167         (949)
                                                  ________     ________
Loss from E-Commerce Operations                   $   (333)    $(16,855)
                                                  ========     ========

Technology-Related Businesses:
______________________________

General and administrative                        $ 3,833      $  3,157
Loss on disposal and impairment of
  Technology-Related Businesses                     1,328         2,703
  Restructuring and unusual charges and gain
    from settlements with unsecured creditors           -         4,420
                                                  ________     ________
      Total operating expenses                       5,161       10,280
                                                  ________     ________
Loss from operations                                (5,161)     (10,280)
Interest and other income                            1,354        4,434
Interest expense                                         -       (2,299)
Gain from repurchase of Notes                          553            -
                                                  ________     ________
Loss from operations before income tax              (3,254)      (8,145)
Income tax provision                                   241          236
                                                  ________     ________
      Loss from Technology-Related Businesses     $ (3,495)    $ (8,381)
                                                  ========     ========

                                     Year Ended      Year Ended
                                    June 30, 2003   June 30, 2002
                                    _____________   _____________
                                        (Dollars in thousands)

Total assets:

E-Commerce                            $   290         $   632
Technology-Related Businesses          20,552          46,211
                                      _______         _______
  Total                               $20,842         $46,843
                                      =======         =======

Note 13 - Other Events
In November 2000, upon completion of the sale of the gaming machine route operations ("Route Operations"), severance payments totaling $1.1 million were paid to two former officers of the Company pursuant to employment agreements. The costs of the severances are included in the line captioned restructuring and unusual charges in the accompanying 2001 Consolidated Statement of Operations.

Note 14 - Commitments And Contingencies
Employment agreements:
J Net entered into employment agreements with Mark W. Hobbs, President and Chief Operating Officer, and Steven L. Korby, Executive Vice President and Chief Financial Officer on October 1, 2000. Such agreements expired on June 21, 2003. Pursuant to the terms of those agreements upon expiration, Mr. Hobbs and Mr. Korby are entitled to received $.6 million of severance pay. Of which $.5 million is due to be paid in fiscal 2004. The unpaid amount was accrued as a liability at June 30, 2003 in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities".

Legal matters:
J Net is not a party to any legal matters that could have a material impact on its operations as of June 30, 2003. However, InterWorld, a 95.3% owned subsidiary, is subject to two claims.

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

Although the Company is unaware of any activity with respect to the investigation for the past year, InterWorld intends to fully cooperate with the Commission.

PBS Realty ("PBS"), a real estate broker conducting business in New York City filed a $1.2 million claim against InterWorld in April 2002. The claim alleges that PBS is owed commissions by InterWorld for services related to PBS's attempts to sublease office space previously occupied by InterWorld in New York City. InterWorld is vigorously contesting the claim and InterWorld management does not believe a liability exists at this time. J Net was not a party to the brokerage agreement and no claim against J Net has been asserted by PBS.

From time to time, the Company or its subsidiaries are parties to claims, legal actions and complaints arising in the ordinary course of business. Management believes its defenses are substantial and that its legal position can be successfully defended without material adverse effect on its consolidated financial position.

Leases:
J Net has a noncancellable office lease in New York, New York which expires on December 31, 2010. Future minimum payments under such lease total $3.4 million at June 30, 2003. J Net also has a noncancellable office lease in Plano, Texas. Future minimum payments under such lease, which expires in February 2004, is $72,000 at June 30, 2003. Future minimum payments under the E-Commerce operations lease which expires on September 30, 2003, total $66,000 at June 30, 2003. In January 2002, J Net entered into a sublease agreement for its office lease in New York. The Company remains responsible for its obligations under the original lease. Future minimum receipts from the tenant under the sublease, net of profit sharing with the landlord, are $4.1 million.

Total rent expenses by the Technology-Related Businesses segment were $.6 million in 2003, $.6 million in 2002 and $.7 million in 2001. Rent receipts under the sublease through June 30, 2003, net of profit sharing expenses with the primary landlord were $.5 million. Rental expenses for the E-Commerce Operations in 2003 totaled $.3 million, $1.0 million in 2002 and $.5 million in 2001.

In December 2001, InterWorld negotiated a release from all of its obligations under lease obligations at its offices in New York City, including certain past due expenses which included subleased office space. The release, together with forgiveness of the past due expenses, relieved InterWorld of approximately $50 million in gross lease obligations. IWH now leases office space on a three month lease term in New York City at a cost of approximately $18,000 per month.

The following table outlines the consolidated lease obligations of the Company (Dollars in thousands):

                                    Fiscal Years Ended June 30,
                             ______________________________________________

                                       2005 -    2007 -   2010 and
                             2004      2007      2010    thereafter  Total
                             _____    _______   _______  __________ _______
Lease Obligations
  Gross operating lease
    obligations              $ 576    $ 1,406   $ 1,441    $ 160    $ 3,583
  Sublease receipts           (527)    (1,639)   (1,720)    (192)    (4,078)
                             _____    _______    ______    _____     ______
      Net lease obligations
        (profit)             $  49    $  (233)  $  (279)   $ (32)   $  (495)
                             =====    =======   =======    =====    =======

Severance obligations:
In June 2003, employment contracts for the President and Chief Operating Officer and the Executive Vice President and Chief Financial Officer expired according to their terms. The contracts were not extended and the officers terminated their employment with the Company. A severance obligation of $.6 million arose as a result of the employment contract expirations. Such amount is included as compensation expense in the 2003 Consolidated Statement of Operations and as an accrued liability on the June 30, 2003 Consolidated Balance Sheet.

Significant customers and contracts:
During 2003, approximately 74% of consolidated revenues were derived from six customers. Renewals of post production maintenance support from these customers is an important source of operating funds. In addition, new sales are required to achieve profitability and reduce the reliance and associated risks of lost revenues from these significant customers.

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

Selected financial data - discontinued operations:
The following are the summary operating results of the discontinued operations for 2001, which represent the period of July 1, 2000 to November 22, 2000, the effective date of the sale (Dollars in thousands):

                                          2001
                                        ________

Revenues                                $ 28,120
Costs and expenses                       (28,484)
                                        ________
Operating income                            (364)
Other income                                  15
                                        ________
Income before income tax                    (349)
Provision (benefit) for income tax           (99)
                                        ________
Income from discontinued operations,
  net of tax                            $   (250)
                                        ========

Note 16 - Restructuring charges
The fiscal year ended June 30, 2001 included severance payments of $1.1 million attributable to the sale of the Route Operations due to the Company's change in business direction from gaming to Technology-Related Businesses (See Note 13).

During its fiscal year 2002, the Company initiated a restructuring plan designed to, among other things, reduce operating costs, consolidate facilities, and reduce focus on the minority investment strategy. Such restructuring was designed to adjust the Company's operations to existing market conditions and consolidate and streamline the organization. Both the Technology-Related Businesses and E-Commerce Operations segments were impacted by the restructuring activities. The table below presents the restructuring costs incurred by the Company for the year ended June 30, 2002 and 2003.

                                                         Contractual
                             Severance     Impairment    Settlements
                            and Benefits  of Facilities   and Other   Total
                            ____________  _____________  ___________  _____

                                       (Dollars in thousands)

          2002
___________________________

Restructuring and unusual
  charges expensed           $ 1,775        $ 2,963        $ 1,624   $ 6,362

Cash payments                 (1,722)           (88)        (1,624)   (3,434)

Non-cash charges                   -         (2,875)             -    (2,875)
                             _______        _______         ______   _______

Accrued restructuring
  balance as of June 30,
  2002                            53              -              -        53

          2003
____________________________

Non-cash charges                 (53)             -              -       (53)
                             _______        _______         ______   _______

Accrued restructuring
  balance as of June 30,
  2003                       $     -        $     -         $     -  $     -
                             =======        =======         =======  =======

A description of the restructuring charges presented above is as follows:

Severance and Benefits - Between July 1, 2001 and December 31, 2001, the number of employees was reduced from 270 employees to 29 employees.
Severance costs included severance pay, related payroll taxes, and certain benefits paid by the Company. In 2003, the accrued severance as of June 30, 2002 was reversed upon confirmation that all obligations and related benefits were satisfied.

Impairment of Facilities - The Company subleased office space in New York which was used by the Technology-Related business segment personnel. Based on the terms of the sublease agreement, the Company determined its leasehold improvements were not recoverable and recorded an impairment of $2 million. The Company relocated its Technology-Related business functions from New York to its offices in Texas upon execution of the sublease.

InterWorld negotiated a release of lease obligations at its New York facility. Upon release from the underlying obligations contained in that lease, leasehold improvements of $.9 million were written off. The remaining personnel in the E-Commerce operations relocated to less costly facilities in New York under a short term lease arrangement.

Contract Settlements and Other - The contract settlements related to agreements, including termination of employment with the managing officers of Ventures I, the fund owned and operated by the Company. Contract charges included in restructuring were attributable to the cancellation of the put agreement referred to in Note 3 to the Consolidated Financial Statements, which was accelerated in connection with the termination of the managing officers.

                    J NET ENTERPRISES, INC. AND SUBSIDIARIES
                         QUARTERLY FINANCIAL INFORMATION
                       YEARS ENDED JUNE 30, 2003 AND 2002
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

Summarized quarterly financial information for 2003 and 2002 follows:

                                                 Quarter
                               ___________________________________________

                                 First       Second     Third      Fourth
                               ________     _______    _______    ________
2003
____

Revenues                       $   656      $   707    $  718     $   544
Gross profit                       508          507       568         433
Operating loss                  (1,068)      (2,062)     (876)     (1,655)
Net loss                       $  (343)     $(1,800)   $ (515)    $(1,170)
Basic earnings (loss)
  per share:
Net loss                       $  (.04)     $  (.21)   $ (.06)    $  (.14)
Dilutive earnings (loss)
  per share:
Net loss                       $  (.04)     $  (.21)   $ (.06)    $  (.14)


                                                 Quarter
                               __________________________________________

                                 First       Second     Third      Fourth
                               ________     _______    _______    ________
2002
____


Revenues                       $  2,825     $ 1,215    $   630     $ 1,145
Gross profit                      1,409         (47)       574         967
Operating loss (a)              (14,351)     (8,154)    (1,738)     (1,943)
Net loss (a)                   $(14,200)    $(7,994)    (1,320)     (1,722)
Basic earnings (loss)
  per share:
Net loss                       $  (1.67)    $  (.94)   $  (.15)    $  (.20)
Dilutive earnings (loss)
  per share:
Net loss                       $  (1.67)    $  (.94)   $  (.15)    $  (.20)

(a) Operating loss and net loss in fiscal 2002 include restructuring and unusual charges of $4.6 million in the first quarter, $1.8 million in the second quarter, $(.1) million in the third quarter and $.1 million in the fourth quarter.


                    J NET ENTERPRISES, INC. AND SUBSIDIARIES
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                               (Dollars in thousands)

                                 Twelve Months  Twelve Months  Twelve Months
                                     Ended          Ended         Ended
                                 June 30, 2003  June 30, 2002  June 30, 2001
                                 _____________  _____________  _____________


Allowance for doubtful accounts:
  Balance at beginning of period     $ 109          $  -           $ -
  Charged to expense                     -           109             -
  Deductions and write-offs           (109)            -             -
                                     _____          ____           ___
    Balance at end of period         $   -          $109           $ -
                                     =====          ====           ===