Form 10-Q
period 2003-09-30
J NET ENTERPRISES INC
filed 2003-11-14
CIK 351903

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to___________________

Commission file no. 1-9728

                          J NET ENTERPRISES, INC.
____________________________________________________________________
          (Exact name of registrant as specified in its charter)

                  Nevada                             88-0169922
_____________________________________________     ________________
(State or other jurisdiction of incorporation     (I.R.S. Employer
or organization)                                   Identification No.)

4020 Lake Creek Drive, #100, Wilson, Wyoming            83014
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

                               Yes   x      No
                                    ___         ___

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

                               Yes          No   x
                                    ___         ___

There were 8,524,541 shares of the Registrant's common stock outstanding as of November 10, 2003.

                  J NET ENTERPRISES, INC. AND SUBSIDIARIES
                                   INDEX

Part I.   Financial Information

Item 1.   Financial Statements
          Condensed Consolidated Balance Sheets (Unaudited) -
            September 30, 2003 and June 30, 2003
          Condensed Consolidated Statements of Operations (Unaudited) -
            Three Months Ended September 30, 2003 and 2002
          Condensed Consolidated Statement of Stockholders' Equity
            (Unaudited) - Three Months Ended September 30, 2003 and 2002 Condensed Consolidated Statements of Cash Flows
            (Unaudited) - Three Months Ended September 30, 2003 and 2002 Notes to Condensed Consolidated Financial Statements -
            (Unaudited)

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

Part II.  Other Information

Item 1.   Legal Proceedings

Item 6.   Exhibits and Reports on Form 8-K


                 J NET ENTERPRISES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Dollars in thousands)
                                (Unaudited)


                                                September 30,    June 30,
                                                    2003           2003
                                                _____________  __________
        ASSETS
        ______

Current assets:
  Cash and cash equivalents                        $ 4,873      $ 5,537
  Short-term investments                            12,493       12,325
  Accounts receivable, net                             312          132
  Prepaid expenses                                      60           34
                                                   _______      _______
    Total current assets                            17,738       18,028
                                                   _______      _______

Investments in technology-related businesses         2,000        2,000

Property and equipment, net of accumulated
  depreciation                                          70           79

Other non-current assets                               730          735
                                                   _______      _______
    Total assets                                   $20,538      $20,842
                                                   =======      =======

See Notes to Condensed Consolidated Financial Statements.


                 J NET ENTERPRISES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Dollars in thousands)
                                (Unaudited)
                                (Concluded)



                                                September 30,    June 30,
                                                    2003           2003
                                                _____________  __________


LIABILITIES AND STOCKHOLDERS' EQUITY
____________________________________

Current liabilities:
  Accounts payable and other current
    liabilities                                   $   3,170    $   3,399
  Deferred revenue and customer deposits                711          689
                                                   ________     ________
      Total current liabilities                       3,881        4,088
                                                   ________     ________

Deferred income taxes                                 6,910        6,910
Deferred rent                                           187          193
Other non-current liabilities                           212          212

Commitments and contingencies (Note 6)

Stockholders' equity:
  Preferred stock - authorized 1,000,000
    shares of $1 par value; none issued                   -            -
  Common stock - authorized 60,000,000 shares
    of $.01 par value; 10,233,470 shares issued         102          102
  Additional paid-in capital                         75,250       75,250
  Accumulated deficit                               (49,950)     (49,859)
  Less 1,708,929 shares of common stock in
    treasury, at cost                               (16,054)     (16,054)
                                                   ________     ________
      Total stockholders' equity                      9,348        9,439
                                                   ________     ________
      Total liabilities and stockholders' equity   $ 20,538     $ 20,842
                                                   ========     ========

See Notes to Condensed Consolidated Financial Statements.


                  J NET ENTERPRISES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
               (Dollars in thousands, except per share data)
                                (Unaudited)

                                                     2003     2002
                                                    ______   _______
Revenues, net
  Product licenses                                  $   24   $     -
  Maintenance                                          352       504
  Services                                             331       152
                                                    ______   _______
      Total revenues, net                              707       656
                                                    ______   _______

Cost of revenues:
  Product licenses                                       -         -
  Maintenance                                           38        26
  Services                                             130       122
                                                    ______   _______
      Total cost of revenues                           168       148
                                                    ______   _______

      Gross profit                                     539       508

Operating expenses:
  Research and development                             196       441
  General and administrative                           749     1,181
  Gains from settlements with unsecured
    creditors                                            -       (46)
                                                    ______    _______
      Total operating expenses                         945     1,576
                                                    ______    _______
      Operating loss                                  (406)    (1,068)
                                                    ______    _______

Other income:
  Interest and other income                            315        172
  Gain from repurchase of convertible
    subordinated notes                                   -        553
                                                    ______    _______
      Total other income                               315        725
                                                    ______    _______
  Loss from operations before income tax               (91)      (343)
  Benefit for Federal income tax                         -          -
                                                    ______    _______
      Net loss                                      $  (91)   $  (343)
                                                    ======    =======

Basic loss per share                                $ (.01)   $  (.04)
                                                    ======    =======
Dilutive loss per share                             $ (.01)   $  (.04)
                                                    ======    =======

See Notes to Condensed Consolidated Financial Statements.



                              J NET ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                 (Dollars and shares in thousands)
                                             (Unaudited)

                                              Additional
                              Common Stock     Paid-In               Treasury Stock
                              ______________   Capital               _______________
                              Shares  Amount             Deficit     Shares   Amount      Totals
                              ______  ______  __________ ________    ______  _______     ________

Balance June 30, 2003         10,233   $102    $75,250   $(49,859)  (1,709)  $(16,054)   $ 9,439
  Net loss                                                    (91)                          (91)
                              ______   ____    _______   ________   ______   ________    _______
Balance September 30, 2003    10,233   $102    $75,250   $(49,950)  (1,709)  $(16,054)   $ 9,348
                              ======   ====    =======   ========   ======   ========    =======

Balance June 30, 2002         10,233   $102    $75,250   $(46,031)  (1,709)  $(16,054)   $13,267
  Net loss                                                   (343)                         (343)
                              ______   ____    _______   ________   ______   ________    _______
Balance September  30, 2002   10,233   $102    $75,250   $(46,374)  (1,709)  $(16,054)   $12,924
                              ======   ====    =======   ========   ======   ========    =======

See Notes to Condensed Consolidated Financial Statements.

                  J NET ENTERPRISES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                            (Dollars in thousands)
                                   (Unaudited)

                                                        2003       2002
                                                      _______    ________

Operating activities:
  Net loss                                            $   (91)   $   (343)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Allowance for uncollectable receivables               -          20
      Depreciation and amortization                         9          39
      Gain on repurchase of subordinated notes              -        (553)
      Accounts receivable                                (180)        143
      Short-term investments                             (168)         (8)
      Prepaid expenses and other current assets           (26)        181
      Notes receivable, related parties                     -         288
      Other non-current assets                              5           9
      Accounts payable and other current liabilities     (229)         (5)
      Deferred revenue and customer deposits               22        (364)
      Deferred rent                                        (6)         (5)
                                                      _______    ________
        Net cash used in operations                      (664)       (598)

Investing activities:
  Purchase of property and equipment                        -          (6)
  Redemption of short-term investments                      -      23,000
                                                      _______    ________
        Net cash provided by investing activities           -      22,994

Financing activities:
  Repayment of debt                                         -     (27,750)
                                                      _______    ________
        Net cash used in financing activities               -     (27,750)

Net decrease in cash and cash equivalents                (664)     (5,354)
Cash and cash equivalents at beginning of period        5,537       6,674
                                                      _______    ________
Cash and cash equivalents at end of period            $ 4,873    $  1,320
                                                      =======    ========

Supplemental disclosures of cash flow data:
  None

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

E-Commerce Operations are conducted through IW Holdings, Inc. ("IWH"), a wholly owned subsidiary of the Company and the successor to the business formerly conducted by InterWorld Corporation ("InterWorld"), a 95.3% owned subsidiary of the Company. While InterWorld remains a consolidated subsidiary of the Company, it has not conducted business operations since May 2002, when its assets were foreclosed on by J Net. IWH has conducted the E-Commerce Operations since that time.

J Net also holds minority investments in other technology companies including, but not limited to, systems development and software companies.

Business segments:
The Company has two reportable business segments; E-Commerce Operations and Technology-Related Businesses.

Principles of consolidation and basis of presentation:
The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although Management believes that the disclosures are adequate to make the information presented not misleading.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions are eliminated. The Company's fiscal year ends on June 30.

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position as of September 30, 2003 and June 30, 2003, the results of its operations for the three months ended September 30, 2003 and 2002 and its cash flows for the three months ended September 30, 2003 and 2002. The results for the three months ended September 30, 2003 are not necessarily indicative of results for a full year. Information included in the condensed consolidated balance sheet as of June 30, 2003 has been derived from the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended June 30, 2003 (the "2003 Form 10-K"). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and disclosures included in the 2003 Form 10-K.

Reclassifications:
Certain reclassifications have been made to prior year financial statements to conform to the current year's presentation.

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

Short-term investments:
As of September 30, 2003, the Company held short-term investments in Mariner Partners, L.P. ("Mariner"), a private investment fund which had a value of $12.5 million. J Net can withdraw all or a portion of its investment upon 45 days prior written notice. The Company classifies those securities as short-term investments and records changes in the value of the accounts in the item captioned interest and other income in the unaudited condensed consolidated statements of operations.

Fair value of financial instruments:
The carrying value of certain of the Company's financial instruments, including accounts receivable, accounts payable and accrued expenses approximates fair value due to their short maturities.

The unaudited condensed consolidated balance sheet as of September 30, 2003 contains approximately $1.5 million of unsecured creditor liabilities of InterWorld. As a result of J Net's foreclosure on its secured promissory note with InterWorld in 2002 and the transfer of assets, contracts, intellectual property and employees to IWH, InterWorld does not have financial resources to pay the face value of these obligations. Management of J Net, on behalf of InterWorld, has been actively negotiating with significant creditors of InterWorld to settle certain liabilities. Between April 2002 and September 2003, liabilities with a face value of $1.0 million have been settled for approximately $.3 million. Management expects, but cannot provide assurance, that the remaining obligations may be settled at substantially less than their face value.

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

The Company owns investments in funds managed by Mariner which are short term and subject to fluctuations based on Mariner's investment strategies.

Investments in Technology-Related Businesses:
The various interests that the Company acquires in Technology-Related Businesses are accounted for under one of three methods: consolidation, equity or cost. The applicable accounting method is generally determined based on the Company's voting interest and its ability to influence or control the Technology-Related Businesses.

It is the policy of the Company to evaluate its investments in Technology-elated Businesses for possible impairment on a quarterly basis. Management uses a number of different criteria when evaluating an asset for possible impairment. Indicators such as significant decreases in market value of an investment, discounted cash flow analyses, adverse changes in the business climate or legal matters, losses of significant customers or new technologies which could accelerate obsolescence of business products and sustained operating losses and cash flows which cannot be resolved or improved within a reasonable amount of time to justify continued business operations are used by Management when making its evaluations.

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

When the Company issues stock-based compensation awards to non-employees or Directors, the grants are accounted for in accordance with the Emerging Issues Task Force Issue 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services" ("EITF 96-18").

The Company measures the fair value of equity instruments for employee and non-employee grants using the Black-Scholes option pricing model.

In 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"). This statement amended certain disclosure provisions in SFAS 123 and Accounting Principles Board Opinion No. 28, "Interim Financial Reporting". The Company adopted the disclosure provisions of SFAS 148 beginning March 31, 2003. Until such time that the FASB specifies the methodology used to calculate charges to earnings for stock-based compensation, the Company will continue using the intrinsic value method prescribed by APB 25.

The following table discloses pro forma amounts for net loss and basic and dilutive loss per share for the three months ended September 30, 2003 and 2002 assuming compensation cost for employee and Director stock options had been determined using the fair value-based method prescribed by SFAS 123. The pro forma results may not be representative of the effects of options on net income in future years (dollars in thousands, except per share data).

                                                     2003      2002
                                                     _____     _____
Net loss:
  As reported                                        $ (91)    $(343)
  Fair value of grants to employees (FY01)               -       (10)
                                                     _____     _____
    Pro forma                                        $ (91)    $(353)
                                                     =====     =====
Basic loss per share:
  As reported                                        $(.01)    $(.04)
  Pro forma                                          $(.01)    $(.04)

Diluted loss per share:
  As reported                                        $(.01)    $(.04)
  Pro forma                                          $(.01)    $(.04)

Weighted average assumptions:
  Expected stock price volatility                        -         -
  Risk-free interest rate                                -         -
  Expected option lives (in years)                       -         -
  Estimated fair value of options granted            $   -     $   -

The Company's stock option plan expired on September 30, 2002. Under that plan, each Director of the Company was to receive 27,500 options on June 30 of each year. Such options were to vest on the following September 30 at the current market price of the Common Stock on that date. The June 30, 2002 stock option grant, which totaled 137,500 (27,500 to each of five directors), was voluntarily returned and cancelled by each Director in 2002. As a result of these actions, combined with the contractual termination of the stock option plan, no options have been, or are expected to be granted in the foreseeable future.

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

There are accumulated deferred tax assets of $19.8 million, which are fully offset by a valuation allowance pursuant to SFAS 109. Such losses are limited by certain Internal Revenue Service ("IRS") regulations. While Management continues to take actions required to turn the Company profitable, the ability to generate income at levels sufficient to realize the accumulated deferred benefits is not determinable at this time.

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

Product licenses:
Revenue from the licensing of software products is recognized upon shipment to the customer, pursuant to an executed software licensing agreement when no significant vendor obligations exist and collection is probable. If acceptance by the customer is required, revenue is recognized upon customer acceptance. Amounts received from customers in advance of product shipment or customer acceptance are classified as deposits from customers. Other licensing arrangements, such as reseller agreements, typically provide for license fees payable to IWH based on a percentage of the list price for the software products. The license revenues are generally recognized when shipment by the reseller occurs, or when collection is probable.

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

Recently issued accounting standards:
In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51". FIN 46 requires a company to consolidate a variable interest entity ("VIE") if the company has a variable interest (or combination of variable interests) that is exposed to a majority of the entity's expected losses if they occur or receive a majority of the entity's expected residual returns if they occur, or both. FIN 46 applies to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. FIN 46 is effective as of June 30, 2004. While the guidance contained in the interpretation is complex, the Company does not have any interests in any VIEs. Therefore, the adoption of this interpretation will have no impact on the Company's consolidated financial statements.
Note 2 - Investments in Technology-Related Businesses
Between March 2000 and November 2000, the Company invested in eleven companies, including its initial investment in InterWorld.

As of September 30, 2003, four of these investments continue operations:
Tellme Networks, Inc., eStara, Inc., Strategic Data Corporation, and certain companies contained in the Meister Brothers Investment portfolio. The Company uses the cost method of accounting for these investments. The Company continues to ascribe value to its investment in Tellme Networks, Inc. The other investments have been written off.

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

In July 2003, IWH amended a software license agreement (the "Amended Agreement") with an existing customer. The Amended Agreement allows the customer to continue to use IWH's software for a two year term ending July 2005. Compensation received by IWH included (a) $20 thousand in cash, (b) issuance of 170,015 shares of the customer's common stock, which when combined with 145,906 shares previously issued by the customer to InterWorld, would equal 9.9% of the issued and outstanding common shares of the customer, (c) 10% of any customer revenues as defined that includes the use of IWH software, and (d) 7.5% of additional revenues and other services as defined in the Amended Agreement. Total compensation under provisions
(c) and (d), excluding the $20 thousand of cash received in July 2003, shall not exceed $.3 million over the two year term.

IWH uses the cost method to account for the investment in the common shares of the customer. When the Company acquired a controlling interest in InterWorld in May 2001, the Company believed the stock already owned by InterWorld was worthless. The customer is subject to a substantial amount of notes and other debts which are senior to common shareholders. As a result, Management determined that the additional 170,015 shares received as part of the Amended Agreement had no value.

Note 3 - Loss per share
Basic loss per share for the three months ended September 30, 2003 and 2002 are computed by dividing net loss from operations by the weighted average number of common shares outstanding for the respective period. Since the three month periods ended September 30, 2003 and 2002 had losses from operations, no potential common shares from the assumed exercise of options which were outstanding in 2002 have been included in the diluted loss per share computations pursuant to accounting principles generally accepted in the United States.

The following is the amount of loss and number of shares used in the basic and diluted loss per share computations (dollars and shares in thousands, except per share data):

                                          Three Months Ended
                                              September 30,
                                          __________________
                                           2003         2002
                                          _____        _____

Basic and diluted loss per share:
  Net loss                                $ (91)       $(343)
                                          =====        =====

  Shares:
    Weighted average number of common
      shares outstanding                  8,525        8,525
                                          =====        =====

    Basic and diluted loss per share      $(.01)       $(.04)
                                          =====        =====


The calculation of earnings per share data excluded 877,500 of outstanding stock options as of September 30, 2003 and 1,233,836 stock options as of September 30, 2002 because their effect would be antidilutive.

Note 4 - Related party transactions
One Director of J Net is a partner of a law firm that provides legal services to the Company. Payments to the law firm during the three months ended September 30, 2003 were less than one thousand dollars.

Note 5 - Operating segments
The Company has two reportable segments: E-Commerce Operations and Technology-Related Businesses. Prior to May 2001, the Company operated only in one segment, Technology-Related Businesses. Assets are the owned assets used by each operating segment. Summary of consolidated loss from operations, net of tax (dollars in thousands):

                                          Three Months Ended
                                              September 30,
                                          __________________
                                           2003         2002
                                          _____        _____

Net income (loss):
  E-Commerce Operations                   $  82        $(201)
  Technology-Related Businesses            (173)        (142)
                                          _____        _____
    Net loss                              $ (91)       $(343)
                                          =====        =====

E-Commerce Operations:
  Revenues                                $ 707        $ 656
  Cost of revenues                          168          148
                                          _____        _____
    Gross profit                            539          508

Operating expenses                          461          709
Other (income) expense                       (4)           -
                                          _____        _____

    Net income (loss) from E-Commerce
      Operations                         $   82        $(201)
                                         ======        =====

Technology-Related Businesses:
  Total operating expenses                  484          867
  Other income                              311          725
                                          _____        _____
    Net loss from Technology-Related      $(173)       $(142)
      Businesses                          =====        =====


                                       As of September 30, 2003
                                       ________________________
Assets:
E-Commerce Operations                        $   490
Technology-Related Businesses                 20,048
                                             _______
  Total assets                               $20,538

Note 6 - Commitments and contingencies
Employment agreements:
J Net entered into employment agreements with Mark W. Hobbs, President and Chief Operating Officer, and Steven L. Korby, Executive Vice President and Chief Financial Officer on October 1, 2000. Such agreements expired on June 21, 2003. Pursuant to the terms of those agreements upon expiration, Mr. Hobbs and Mr. Korby were entitled to receive $.6 million of severance pay of which $.5 million is due to be paid in fiscal 2004. The unpaid amount was accrued as a liability at June 30, 2003 in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". As of September 30, 2003, the unpaid liability for the severance was $.4 million.

Legal matters:
J Net is not a party to any legal matters that could have a material impact on its operations as of September 30, 2003. However, InterWorld, a 95.3% owned subsidiary, is subject to two claims.

On March 8, 2001, as amended on May 29, 2001, InterWorld received notice that the SEC commenced a formal order directing a private investigation by the SEC with respect to whether InterWorld engaged in violations of Federal Securities Laws as it relates to InterWorld's financial statements, as well as its accounting practices and policies. Also under review by the SEC is certain trading in InterWorld stock. All the above events are related to periods prior to the Company's common stock ownership in InterWorld.

The investigation is confidential and the SEC has advised that the investigation should not be construed as an indication by the SEC or its staff that any violation of law has occurred nor should the investigation be construed as an adverse reflection on any person, entity or security.

Although the Company is unaware of any activity with respect to the investigation for the past year, to date InterWorld has, and will continue to fully cooperate with the SEC.

PBS Realty ("PBS"), a real estate broker conducting business in New York City, filed a $1.2 million claim against InterWorld in April 2002. The claim alleges that PBS is owed commissions by InterWorld for services related to PBS's attempts to sublease office space previously occupied by
InterWorld in New York City.   InterWorld is vigorously contesting the
claim and the management of InterWorld does not believe a liability exists at this time. J Net was not a party to the brokerage agreement and no claim against J Net has been asserted by PBS.

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

Forward-Looking Statements; Risks and Uncertainties

Certain information included in this Form 10-Q and other materials filed or to be filed by J Net Enterprises, Inc. ("J Net" or the "Company") with the Securities and Exchange Commission (the "SEC") contains statements that may be considered forward-looking. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", "should" and similar expressions are intended to identify forward-looking statements. In addition, from time to time, the Company may release or publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.

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

Overview

J Net is a holding company conducting operations through a wholly owned enterprise software subsidiary (the "E-Commerce Operations"). The Company also holds investments in technology infrastructure companies (the "Technology-Related Businesses"). As of September 30, 2003, one Technology-Related Business investment continues to have value assigned.

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

Although the Company is exploring expansion and acquisition opportunities, there can be no assurance that such opportunities will be available on terms acceptable to J Net or that, if undertaken, will be successful.

Marketing of E-Commerce products and services in the United States was conducted through an exclusive Strategic Partnership Agreement from February 2002 through September 2002. Immediately following termination of the aforementioned exclusive agreement, the Company entered into a non-exclusive reseller agreement with an unrelated third party. The reseller agreement contained a stated profit sharing percentage, typically between 40% and 60% depending on the product or services sold, to be received from each sale. No sales or services have been recognized from the reseller agreement. In August 2003, IWH hired personnel to initiate internal marketing efforts.

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

Product licenses:
Revenue from the licensing of software products is recognized upon shipment to the customer, pursuant to an executed software licensing agreement when no significant vendor obligations exist and collection is probable. If acceptance by the customer is required, revenue is recognized upon customer acceptance. Amounts received from customers in advance of product shipment or customer acceptance are classified as deposits from customers. Other licensing arrangements such as reseller agreements typically provide for license fees payable to IWH based on a percentage of the list price for the software products. The license revenues are generally recognized when shipment by the reseller occurs and when collection is probable.

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

Three Months Ended September 30, 2003 and 2002:

Results of Operations

Total revenues:
Consolidated revenues were $.7 million for both the three months ended September 30, 2003 and the three months ended September 30, 2002.

During the September 2003 quarter, two license deals were completed. One was the result of a settlement of a prior claim in the amount of $20 thousand. The settlement allows IWH's customer to continue the use of IWH software for a period of two years. The cash portion of the settlement is being recognized over this two year period. In addition to the cash portion of the settlement, IWH received common stock of the customer which brought IWH's total ownership of the customer's common shares to 9.9%. The settlement also contained provisions which potentially entitle the Company to receive an additional $.3 million over the next two years from royalties and maintenance revenues generated by the customer from the use of IWH's products in the future. Revenues from this royalty arrangement will be recognized on a cash basis due to the uncertainty of how much revenue will be generated and collected by the customer from its use of IWH software. The additional license revenue was from the sale of a license through IWH's reseller in Germany. There were no license revenues for the three months ended September 30, 2002.

Professional service revenue was $.3 million for the September 30, 2003 three months, compared to $.2 million in the prior year quarter. The September 30, 2003 quarter included three engagements, two of which were related to upgrades at existing clients and one training engagement.

The increase in professional service revenue was partially offset by a $.1 million decrease in post contract maintenance support revenue. The decline from $.5 million in the prior year quarter to $.4 million in the current quarter was due to a combination of non-renewals of maintenance and reduced rates.

Total cost of revenues:
Cost of revenues, which include fixed direct labor costs related to professional services and maintenance activities and imbedded third party customer software maintenance fees were $.2 million for the three months ended September 30, 2003, which were approximately the same as the prior year period.

Operating expenses:
Total operating expenses were $.9 million for the three months ended September 30, 2003 compared to $1.6 million for the three months ended September 30, 2002. The decrease of $.7 million is due primarily to staff reductions within the E-Commerce Operations and Technology-Related Business segments of $.2 million and $.2 million, respectively. Additional expense reductions of $.3 million resulted from lower third party professional service fees and reduced insurance costs.

Other income:
Net other income was $.3 million for the three months ended September 30, 2003 compared to $.7 million for the three months ended September 30, 2002. The September 30, 2002 quarter included two components: interest income on the Company's cash and short-term investments of $.2 million and a one-time $.5 million gain from the repurchase of the Company's convertible subordinated notes (the "Notes") in July 2002.

Interest income increased to $.3 million for the three months ended September 30, 2003 from $.2 million for the September 30, 2002 quarter due to higher short-term investments and interest bearing cash in the current quarter compared to the same period in the prior year.

Net loss:
The net loss was $.1 million for the three months ended September 30, 2003 compared to a net loss of $.3 million in the comparable 2002 quarter. The improvement was due to the $.7 million reduction in operating expenses from the prior year less the one-time gain of $.5 million from the repurchase of the Notes in the quarter ended September 30, 2002.

Capital Resources and Liquidity

Liquidity:
As of September 30, 2003, the Company had $17.4 million of cash and short term investments and $.3 million of receivables. The Company estimates that it will require no more than $1.8 million to fund its operations in fiscal 2004, excluding any significant costs incurred for an acquisition. Such assumption is based on meeting revenue targets in E-Commerce Operations and operating expense budgets in both business segments. Sources of funds are derived from E-Commerce Operations sales, interest on cash deposits, and returns on short term investments at Mariner. As a result, the existing cash and short term investments are adequate to continue funding operations as required and provide resources for the Company to pursue other business opportunities.

The Company's lease commitments as of September 30, 2003 are approximately $3.4 million in total for its office locations in New York, Texas and Wyoming. A separate office lease in New York has been sublet to an unrelated third party. The remaining cash inflows from the sublease over its remaining term, net of profit sharing arrangements with the landlord, are $3.9 million. While the Company remains the primary responsible party under terms of the original lease, it has no reason to expect that the subtenant will default on its obligation under terms of the sublease. As a result, the Company's net lease commitments are profitable. The following table sets forth the consolidated lease obligations as of September 30, 2003 (dollars in thousands):

                                        Fiscal Years Ended June 30,
                                       ___________________________________
                            Remainder   2005 -  2008 -  2010 and
                            of FY 2004  2007    2010    thereafter  Total
                            __________ _______ _______  __________ _______
Lease obligations
  Gross operating leases       $ 403   $ 1,405  $ 1,442    $160    $ 3,410
  Sublease receipts             (395)   (1,638)  (1,722)   (191)    (3,946)
                               _____   _______   ______    ____    _______
    Net lease obligations
    (profit)                   $   8   $  (233) $  (280)   $(31)   $  (536)
                               =====   ======   =======    ====    =======

The Company has a remaining severance obligation to two former executives in the amount of $.4 million. Such obligation is being paid in semi-monthly installments until June 2004, when the obligation will be paid in full. The liability is reflected as a component of accounts payable and accrued liabilities on the unaudited condensed consolidated balance sheet as of September 30, 2003.

The September 30, 2003 accounts payable and accrued liabilities include approximately $1.5 million attributable to unsecured creditors of InterWorld. While these liabilities are included as part of the consolidated group, these liabilities remain separate and distinct to InterWorld. Management has actively been negotiating with many of the significant unsecured creditors to settle aged claims. No vendor settlements were finalized in the quarter ended September 30, 2003. Although there can be no assurances, Management believes the remaining obligations will be settled at amounts substantially less then their respective face values.

Cash flows:
For the three months ended September 30, 2003, net cash used in operations was $.7 million, almost all of which was attributable to the Technology-Related Businesses segment. The decrease reflects payments of the Company's severance obligation of approximately $.1 million and $.2 million of payments for professional service liabilities accrued at the June 30, 2003 year end. Accounts receivable and short term investment increases totaled $.3 million for the three months ended September 30, 2003.

Investing and financial activities:
There were no investing or financial activities for the three months ended September 30, 2003. For the three months ended September 30, 2002, the Company completed its voluntary repurchase offer for its $27.8 million of Notes.

Recently Issued Accounting Standards:
In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51". FIN 46 requires a company to consolidate a variable interest entity ("VIE") if the company has a variable interest (or combination of variable interests) that is exposed to a majority of the entity's expected losses if they occur or receive a majority of the entity's expected residual returns if they occur, or both. The Company does not have interest in any VIEs. Therefore, the adoption of this interpretation will have no impact on the Company's consolidated financial statements.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

The Company generally is exposed to market risk from adverse changes in interest rates and interest income is affected by changes in the general level of U.S. interest rates. Changes in U.S. interest rates could affect interest earned on the Company's cash equivalents, debt instruments and money market funds. A majority of the interest earning instruments earn a fixed rate of interest over short periods (7-35 days). The Company owns short-term investments in Mariner.

Item 4.  Controls and Procedures

Within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer (the "CEO") and Chief Financial Officer ("CFO"), of the effectiveness and design of disclosure controls and procedures used to prepare consolidated financial statements. Based on that evaluation, the CEO and CFO have concluded the disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports filed or to be filed with the SEC are adequate and are operating in an effective manner. While the CEO and CFO believe that the Company's existing disclosure controls and procedures have been effective to accomplish its objectives, the CEO and CFO intend to examine, refine and formalize disclosure controls and procedures and monitor ongoing developments.

There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation.

Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to disclosure material information otherwise required to be set forth in the Company's periodic reports.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

As of September 30, 2003, J Net did not have any litigation, pending or threatened, or other claims filed against the Company. However, InterWorld is subject to two claims.

On March 8, 2001, as amended on May 29, 2001, InterWorld received notice that the SEC had commenced a formal order directing a private investigation by the SEC with respect to whether InterWorld engaged in violations of Federal Securities Laws as it relates to InterWorld's financial statements, as well as its accounting practices and policies. Also under review by the SEC is certain trading activity in InterWorld stock.

All the above events are related to periods prior to the Company's common stock ownership in InterWorld. The investigation is confidential and the SEC has indicated that the investigation should not be construed as an indication by the SEC, or its Staff, that any violation of law has occurred nor should the investigation be construed as an adverse reflection on any person, entity or security.

Although the Company is unaware of any activity with respect to the investigation for the past year, to date InterWorld has, and will continue to, fully cooperate with the SEC.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              31.1  Principal Executive Officer Certification
              31.2  Principal Financial Officer Certification
              32.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
              32.2 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)  Reports on Form 8-K:

              None

                                           Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           J NET ENTERPRISES, INC.
                                                (Registrant)

                                           By:  /s/ Mark E. Wilson
                                                __________________
                                                Mark E. Wilson
                                                Chief Financial Officer

Date:  November 14, 2003