Form 10-Q
period 2003-12-31
J NET ENTERPRISES INC
filed 2004-02-17
CIK 351903

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to___________________

Commission file no. 1-9728

                          J NET ENTERPRISES, INC.
          ______________________________________________________
          (Exact name of registrant as specified in its charter)

           Nevada                                   88-0169922
_____________________________________________  ____________________
(State or other jurisdiction of incorporation  (I.R.S. Employer
or organization)                                Identification No.)

4020 Lake Creek Drive, #100, Wilson, Wyoming          83014
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

                                          Yes          No   x
                                               ___         ___

There were 8,539,021 shares of the Registrant's common stock outstanding as of February 12, 2004.

                  J NET ENTERPRISES, INC. AND SUBSIDIARIES
                                   INDEX

Part I.   Financial Information

Item 1.   Financial Statements
            Condensed Consolidated Balance Sheets (Unaudited) -
              December 31, 2003 and June 30, 2003
            Condensed Consolidated Statements of Operations (Unaudited) -
              Three and Six Months Ended December 31, 2003 and 2002
            Condensed Consolidated Statement of Stockholders' Equity
              (Unaudited) - Six Months Ended December 31, 2003
            Condensed Consolidated Statements of Cash Flows
              (Unaudited) - Six Months Ended December 31, 2003 and 2002
            Notes to Condensed Consolidated Financial Statements -
              (Unaudited)

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

Item 4.   Controls and Procedures

Part II.  Other Information

Item 1.   Legal Proceedings

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

                  J NET ENTERPRISES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Dollars in thousands)
                                (Unaudited)

                                              December 31,       June 30,
                                                  2003             2003
                                              ____________       _______
      ASSETS
      ______

Current assets:
  Cash and cash equivalents                    $ 4,635           $ 5,537
  Short-term investments                        12,762            12,325
  Accounts receivable, net                         105               132
  Prepaid expenses                                  64                34
                                               _______           _______
    Total current assets                        17,566            18,028
                                               _______           _______

Investments in technology-related businesses     2,000             2,000

Property and equipment, net of accumulated
  depreciation                                      69                79

Other non-current assets                           697               735
                                               _______           _______
    Total assets                               $20,332           $20,842
                                               =======           =======

See Notes to Condensed Consolidated Financial Statements.

                  J NET ENTERPRISES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Dollars in thousands)
                                (Unaudited)
                                (Concluded)

                                              December 31,       June 30,
                                                  2003             2003
                                              ____________       _______

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and other current
    liabilities                                $  3,052         $  3,399
  Deferred revenue and customer deposits            698              689
                                               ________         ________
      Total current liabilities                   3,750            4,088
                                               ________         ________

Deferred income taxes                             6,910            6,910
Deferred rent                                       182              193
Other non-current liabilities                       212              212

Commitments and contingencies (Note 6)

Stockholders' equity:
  Preferred stock - authorized 1,000,000
    shares of $1 par value; none issued               -                -
  Common stock - authorized 60,000,000 shares
    of $.01 par value; 10,233,470 shares issued     102              102
  Additional paid-in capital                     75,250           75,250
  Accumulated deficit                           (50,019)         (49,859)
  Less 1,694,449 and 1,708,929 shares of
    common stock in treasury, at cost           (16,055)         (16,054)
                                               ________         ________
      Total stockholders' equity                  9,278            9,439
                                               ________         ________
      Total liabilities and stockholders'
        equity                                 $ 20,332         $ 20,842
                                               ========         ========

See Notes to Condensed Consolidated Financial Statements.

                 J NET ENTERPRISES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           THREE AND SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002
               (Dollars in thousands, except per share data)
                                (Unaudited)

                                    Three Months Ended  Six Months Ended
                                        December 31,       December 31,
                                    __________________  ________________
                                     2003       2002     2003      2002
                                    ______   _________  ______   _______
Revenues, net
  Product licenses                  $    2   $    21    $   26   $    21
  Maintenance                          478       520       830     1,024
  Services                             120       166       451       318
                                    ______   _______    ______   _______
      Total revenues, net              600       707     1,307     1,363
                                    ______   _______    ______   _______
Cost of revenues:
  Product licenses                       -         -         -         -
  Maintenance                           22        61        60        87
  Services                             136       139       266       261
                                    ______   _______    ______   _______
      Total cost of revenues           158       200       326       348
                                    ______   _______    ______   _______

      Gross profit                     442       507       981     1,015

Operating expenses:
  Research and development             142       413       338       854
  General and administrative           803     1,106     1,552     2,287
  Impairment of assets                   -       947         -       947
  Gains from settlements with
    unsecured creditors                  -         -         -       (46)
                                    ______   _______    ______   _______
      Total operating expenses         945     2,466     1,890     4,042
                                    ______   _______    ______   _______
      Operating loss                  (503)   (1,959)     (909)   (3,027)
                                    ______   _______    ______   _______

Other income:
  Interest and other income            434       400       749       572
  Gain from repurchase of
    convertible subordinated notes       -         -         -       553
                                    ______   _______    ______   _______
      Total other income               434       400       749     1,125
                                    ______   _______    ______   _______
      Loss from operations before
        income tax                     (69)   (1,559)     (160)   (1,902)
                                    ______   _______    ______   _______
  Federal income tax expense             -      (241)        -      (241)
                                    ______   _______    ______   _______
      Net loss                      $  (69)  $(1,800)   $ (160)  $(2,143)
                                    ======   =======    ======   =======

Basic and dilutive loss per share   $ (.01)  $  (.21)   $ (.02)  $  (.25)
                                    ======   =======    ======   =======

See Notes to Condensed Consolidated Financial Statements.

                             J NET ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 SIX MONTHS ENDED DECEMBER 31, 2003
                                  (Dollars and shares in thousands)
                                            (Unaudited)



                                 Common Stock      Additional            Treasury Stock
                                 ______________     Paid-In              ________________
                                 Shares  Amount     Capital    Deficit   Shares   Amount    Totals
                                 ______  ______    ___________ _______   ______  ________   ______

Balance June 30, 2003            10,233   $102      $75,250    $(49,859) (1,709) $(16,054)  $9,439
  Purchases of stock                                                                   (1)      (1)
  Treasury stock adjustment (a)                                              15
    Net loss                                                       (160)                      (160)
                                 ______   ____      _______    ________  ______  ________  _______
Balance December 31, 2003        10,233   $102      $75,250    $(50,019) (1,694) $(16,055) $ 9,278
                                 ======   ====      =======    ========  ======  ========  =======

(a)  On October 1, 2003, treasury shares were reduced by 14,900 shares to reflect shares which were never delivered and settled per the Company's transfer agent.






See Notes to Condensed Consolidated Financial Statements.



                  J NET ENTERPRISES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002
                             (Dollars in thousands)
                                   (Unaudited)

                                                        2003       2002
                                                       _______   ________

Operating activities:
  Net loss                                             $  (160)  $ (2,143)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Receipt of Federal income tax refund                   -      6,910
      Gain on repurchase of subordinated notes               -       (553)
      (Gain) loss on disposal of assets                      -       (103)
      Impairment of assets                                   -      1,050
      Depreciation and amortization                         10         79

      Changes in assets and liabilities:
        Federal income tax receivable                        -        241
        Accounts receivable                                 27       (224)
        Short-term investments                            (437)      (227)
        Prepaid expenses and other current assets          (30)       179
        Other non-current assets                            38         26
        Accounts payable and other current
          liabilities                                     (346)      (255)
        Deferred revenue and customer deposits               9       (518)
        Deferred rent                                      (11)       (10)
        Other, net                                          (1)         -
                                                       _______   ________
          Net cash provided by (used) in operations       (901)     4,452

Investing activities:
  Collection of note receivable - related party              -        288
  Collection of notes receivable                             -        132
  Redemption of short-term investments                       -     24,000
  Purchase of treasury stock                                (1)         -
  Purchase of property and equipment                         -         (5)
                                                       _______   ________
          Net cash provided by (used in)
            investing activities                            (1)    24,415

Financing activities:
  Repayment of debt                                          -    (27,750)
                                                       _______   ________
          Net cash provided by financing
            activities                                       -    (27,750)
                                                       _______   ________

Net decrease in cash and cash equivalents                 (902)     1,117
Cash and cash equivalents at beginning of period         5,537      6,674
                                                       _______   ________
Cash and cash equivalents at end of period             $ 4,635   $  7,791
                                                       =======   ========

Supplemental disclosures of cash flow data:
  None

Non-cash investing and financing activities:
  Uncollected proceeds from sale of
    furniture and fixtures                                   -        103

See Notes to Consolidated Financial Statements

                          J NET ENTERPRISES, INC.
            NOTES TO CONDENSES CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Significant accounting policies and business
Business:
J Net Enterprises, Inc. ("J Net" or the "Company") is a holding company with concentrated investments in enterprise software (the "E-Commerce Operations") and technology infrastructure companies (the "Technology-Related Businesses").

E-Commerce Operations represent the Company's primary operations and are conducted through IW Holdings, Inc. ("IWH"), a wholly owned subsidiary of the Company and the successor to the business formerly conducted by InterWorld Corporation ("InterWorld"), a 95.3% owned subsidiary of the Company. While InterWorld remains a consolidated subsidiary of the Company, it has not conducted business operations since May 2002, when its assets were foreclosed on by J Net, which was InterWorld's sole secured creditor. IWH has conducted the E-Commerce Operations since that time.

J Net also holds minority investments in other technology companies including, but not limited to, systems development and software companies. These investments are held directly by the Company, or by J Net Ventures I, LLC (the "Fund" or "Ventures I"), a fund which is 100% owned and managed by the Company. Such investments are included in the Technology-Related Businesses segment, which is presently inactive. No minority investments have been made since July 2001 and the Company presently has no plans to reinstate such investment strategy.

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

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals and estimates, necessary to present fairly the Company's financial position as of December 31, 2003 and June 30, 2003, the results of its operations for the three and six months ended December 31, 2003 and 2002 and its cash flows for the six months ended December 31, 2003 and 2002. The results for the three and six months ended December 31, 2003 and 2002 are not necessarily indicative of results for a full year. Information included in the condensed consolidated balance sheet as of June 30, 2003 has been derived from the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended June 30, 2003 (the "2003 Form 10-K"). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and disclosures included in the 2003 Form 10-K.

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

Short-term investments:
As of December 31, 2003, the Company held short-term investments in Mariner Partners, L.P. ("Mariner"), a private investment fund which had a value of $12.8 million. J Net can withdraw all or a portion of its investment upon 45 days prior written notice. The Company classifies those securities as short-term investments and records changes in the value of the accounts in the item captioned interest and other income in the unaudited condensed consolidated statement of operations.

Fair value of financial instruments:
The carrying value of certain of the Company's financial instruments, including accounts receivable, accounts payable and accrued expenses approximates fair value due to their short maturities.

The unaudited condensed consolidated balance sheet as of December 31, 2003 contains approximately $1.5 million of unsecured creditor liabilities of InterWorld. As a result of J Net's foreclosure on its secured promissory note with InterWorld in 2002 and the transfer of assets, contracts, intellectual property and employees to IWH, InterWorld does not have financial resources to pay the face value of these obligations. Management of J Net, on behalf of InterWorld, has been actively negotiating with significant creditors of InterWorld to settle certain liabilities. Between April 2002 and December 2003, liabilities with a face value of $1.0 million were settled for approximately $.3 million. Management expects, but cannot provide assurance, that the remaining obligations may be settled at substantially less than their face value.

Financial instruments with concentration of credit risk:
The financial instruments that potentially subject J Net to concentrations of credit risk consist principally of cash and cash equivalents. J Net maintains cash and certain cash equivalents with financial institutions in amounts which, at times, may be in excess of the FDIC insurance limits. J Net's cash equivalents are invested in several high-grade securities and money markets which limit J Net's exposure to concentrations of credit risk.

The Company owns short-term investments which are managed by Mariner and are subject to fluctuations based on Mariner's investment strategies.

Investments in Technology-Related Businesses:
The various interests that the Company acquires in Technology-Related Businesses are accounted for under one of three methods: consolidation, equity or cost. The applicable accounting method is generally determined based on the Company's voting interest and its ability to influence or control the Technology-Related Businesses.

It is the policy of the Company to evaluate its investments in Technology-Related Businesses for possible impairment on a quarterly basis.
Management uses a number of different criteria when evaluating an asset for possible impairment. Indicators such as significant decreases in market value of an investment, discounted cash flow analyses, adverse changes in the business climate or legal matters, losses of significant customers or new technologies which could accelerate obsolescence of business products, and sustained operating losses and cash flows which cannot be resolved or improved within a reasonable amount of time to justify continued business operations are used by Management when making its evaluations.

In July 2003, IWH amended an agreement (the "Amended Agreement") related to licensing of software with EB2B Commerce, Inc. ("EB2B"). The Amended Agreement allows the customer to continue to use IWH's software for a two-year term. Compensation received by IWH under the Amended Agreement included (a) $20 thousand in cash, (b) issuance of 170,015 shares of the client's common stock, which when combined with 145,906 shares previously issued by the client to InterWorld, would equal 9.9% of the issued and outstanding common shares of the client, (c) 10% of the revenues that the client generates through the use of IWH's software, and (d) 7.5% of the revenues (excluding those generated under provision (c)) received by the customer from maintenance and other services performed by the customer for its clients. Total compensation under provisions (c) and (d), excluding the $20 thousand of cash received, shall not exceed $300 thousand.

IWH uses the cost method to account for the investment in the common shares of the customer. However, the customer is subject to certain debts which are senior in preference to the common shares. As a result, no value has been assigned to the common shares received as part of the Amended Agreement.

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

The following table discloses pro forma amounts for net loss and basic and dilutive loss per share for the three and six months ended December 31, 2003 and 2002 assuming compensation cost for employee and director stock options granted in fiscal 2001 had been determined using the fair value-based method prescribed by SFAS 123. There were no options granted in fiscal 2002, 2003 or 2004 to date. The pro forma results may not be representative of the effects of options on net income in future years (dollars in thousands, except per share data):

                                     Three Months Ended  Six Months Ended
                                         December 31,      December 31,
                                    ___________________    _______________
                                     2003         2002      2003     2002
                                    _____       _______    _____   _______
Net loss:
  As reported                       $ (69)      $(1,800)   $(160)  $(2,143)
  Fair value of grants to
    employees (FY01)                    -           (10)               (20)
                                    _____       _______    _____   _______
      Pro forma                     $ (69)      $(1,810)   $(160)  $(2,163)
                                    =====       =======    =====   =======

Basic and diluted loss per share:
  As reported                       $(.01)      $  (.21)   $(.02)  $  (.25)
  Pro forma                         $(.01)      $  (.21)   $(.02)  $  (.25)

Weighted average assumptions:
  Expected stock price volatility       -             -        -         -
  Risk-free interest rate               -             -        -         -
  Expected option lives (in years)      -             -        -         -
  Estimated fair value of
    options granted                 $   -       $     -    $   -   $     -

The Company's stock option plan expired on September 30, 2002. Under that plan, each Director of the Company was to receive 27,500 options on June 30 of each year. Such options were to vest on the following September 30 at the current market price of the Company's common stock on that date. The June 30, 2002 stock option grant, which totaled 137,500 (27,500 to each of five directors), was voluntarily returned and cancelled by each Director in September 2002. As a result of these actions, combined with the contractual termination of the stock option plan, no options have been, or are expected to be granted in the foreseeable future.

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

Assets held for sale:
Assets which will be sold rather than used are recorded at their estimated fair value less estimated cost to sell. The Company held 40 acres of land with building improvements in the Village of Wellington, Florida which was obtained as a result of a foreclosure on a loan to Michael Donahue, the former Vice Chairman and Chief Executive Officer of InterWorld, until March 2003, when the property was sold. The Company received proceeds of $4.3 million from the sale.

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

In March 2002, the Job Creation and Worker Assistance Act of 2002 (the "Act") was signed into law. Among other things, the Act extended the carry-back period for operating losses incurred in fiscal years ended in 2001 and 2002 from two years to five years. Based on this legislation, on November 26, 2002, the Company filed for a refund of Federal income taxes previously paid of $7.7 million. The refund was received in December 2002. The refund is subject to audit by the Internal Revenue Service and the review and approval of the Congressional Joint Committee on Taxation.
There can be no assurance as to what part, if any, of such refund will ultimately be allowed. Due to the significance of the refund, Management determined an appropriate amount to reserve pending further review by the Internal Revenue Service. As of June 30, 2003, the amount reserved is $6.9 million. In May 2003, the Internal Revenue Service began an audit of the Company's June 30, 2001 Federal income tax return.

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

Contracts for product licenses where professional services require significant production, modification or customization are generally recognized on a percentage of completion basis unless contractual terms indicate an alternative method is more appropriate.

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

Recently issued accounting standards:
In December 2003, the Financial Accounting Standards Board ("FASB") issued a revision to Statement of Financial Accounting Standards No. 132 (revised
2003), "Employers' Disclosures About Pensions and Other Postretirement Benefits" ("SFAS 132(R)"). The revisions to SFAS 132(R) require disclosures regarding an employer's percentages of plan assets, description of investing strategies and descriptions used to determine the overall expected rate of return on assets in the employer's pension or defined benefit plans. The expanded disclosure requirements for domestic plans are effective for interim periods beginning after December 15, 2003. The Company does not have a pension, defined benefit plan or any future postretirement obligations. Therefore, the requirements contained within SFAS 132(R) have no impact to J Net or its subsidiaries.

Note 2   Investments in Technology-Related Businesses
Between March 2000 and November 2001, the Company invested in eleven companies, including its initial investment in InterWorld.

As of December 31, 2003, four of these investments continue operations:
Tellme Networks, Inc.; eStara, Inc.; Strategic Data Corporation; and certain companies contained in the Meister Brothers Investment portfolio. The Company uses the cost method of accounting for these investments. The Company continues to ascribe value to its investment in Tellme Networks, Inc. The other investments have been written off.

In addition to these four investments, as part of the Amended Agreement with EB2B (see Note 1), IWH holds 9.9% of the issued and outstanding shares of EB2B.

IWH uses the cost method to account for the investment in the common shares of EB2B. However, EB2B is subject to certain debts which are senior in preference to the common shares. As a result, no value has been assigned to the common shares received as part of the Amended Agreement.

In September 2000, the Company purchased 136,500 shares of Series "D" Preferred Stock of Tellme Networks, Inc. ("Tellme"), representing less than 1% voting interest in Tellme, and applied the cost method to account for its investment. Tellme is a non public company that provides voice technology that delivers information from the Internet over the phone. Tellme has sufficient cash and liquid investments to fund operations for several years. It is the policy of the Company to evaluate its investments for possible impairments quarterly. Recent forecasts continue to call for improved operations at Tellme. Management believes there are no indicators of impairment for this investment.

Note 3   Loss per share
Basic loss per share for the three and six months ended December 31, 2003 and 2002 is computed by dividing net loss from operations by the weighted average number of common shares outstanding for the respective period. Since the three and six month periods ended December 31, 2003 and 2002 had losses from operations, no potential common shares from the assumed exercise of options have been included in the diluted loss per share computations pursuant to accounting principles generally accepted in the United States.

The following is the amount of loss and number of shares used in the basic and diluted loss per share computations (dollars and shares in thousands, except per share data):

                                    Three Months Ended    Six Months Ended
                                         December 31,       December 31,
                                    ___________________   ________________
                                     2003         2002     2003     2002
                                    _____       _______   _____    _______

Basic and diluted loss per share:
 Net loss                           $ (69)      $(1,800)  $(160)   $(2,143)
                                    =====       =======   =====    =======

  Shares:
    Weighted average number of
      common shares and common
      share equivalents
      outstanding                   8,539         8,525   8,532      8,525
                                    =====       =======   =====    =======
  Basic and diluted loss
    per share                       $(.01)      $  (.21)  $(.02)   $  (.25)
                                    =====       =======   =====    =======

The calculation of earnings per share data excluded 1,487,500 and 1,678,786 of outstanding stock options for the three months ended December 31, 2003 and 2002, respectively, and 1,487,500 and 1,741,420 outstanding stock options for the six months ended December 31, 2003 and 2002, respectively.

Note 4   Related party transactions
One director of J Net is a partner of a law firm that provides legal services to the Company. Payments to the law firm during the three and six months ended December 31, 2003 were less than one thousand dollars.

Note 5   Operating segments
The Company has two reportable segments: E-Commerce Operations and Technology-Related Businesses. Prior to May 2001, the Company operated only in one segment, Technology-Related Businesses. Assets are the owned assets used by each operating segment. Summary of consolidated loss from operations, net of tax (dollars in thousands):

                                         Three Months        Six Months
                                            Ended               Ended
                                         December 31,        December 31,
                                       _______________     _______________
                                        2003     2002       2003     2002
                                       _____   _______     ______  _______
Net income (loss):
  E-Commerce Operations                $   1   $  (111)    $   83  $  (312)
  Technology-Related Businesses          (70)   (1,689)      (243)  (1,831)
                                       _____   _______     ______  _______
    Net loss                           $ (69)  $(1,800)    $ (160) $(2,143)
                                       =====   =======     ======  =======

E-Commerce Operations:
  Revenues                             $ 600   $   707     $1,307  $ 1,363
  Cost of revenues                      (158)     (200)      (326)    (348)
                                       _____   _______     ______  _______
    Gross profit                         442       507        981    1,015

Operating expenses                      (446)     (663)      (907)  (1,372)
Other income (expense)                     5        45          9       45
                                       _____   _______     ______  _______

    Net income (loss) from E-Commerce
      Operations                       $   1   $  (111)    $   83  $  (312)
                                       =====   =======     ======  =======

Technology-Related Businesses:
  Total operating expenses              (499)   (1,906)      (983)  (2,773)
  Other income                           429       458        740    1,183
  Provision for Federal income tax         -      (241)         -     (241)
                                       _____   _______     ______  _______

    Net loss from Technology-Related
      Businesses                       $ (70)  $(1,689)    $ (243) $(1,831)
                                       =====   =======     ======  =======

                                             As of December 31, 2003
                                             _______________________
Assets:
E-Commerce Operations                              $   451
Technology-Related Businesses                       19,881
                                                   _______
  Total assets                                     $20,332
                                                   =======
Note 6   Commitments and contingencies
Employment agreements:
J Net entered into employment agreements with Mark W. Hobbs, the former President and Chief Operating Officer, and Steven L. Korby, the former Executive Vice President and Chief Financial Officer on October 1, 2000. Such agreements expired on June 21, 2003. Pursuant to the terms of those agreements, upon expiration Mr. Hobbs and Mr. Korby were entitled to receive $.6 million of severance pay of which $.5 million is payable in fiscal 2004. The unpaid amount was accrued as a liability at June 30, 2003 in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". As of December 31, 2003, the unpaid liability for the severance was $.3 million. The liability is reflected as a component of accounts payable and accrued liabilities on the unaudited condensed consolidated balance sheet as of December 31, 2003.

Legal matters:
J Net is not a party to any legal matters that could have a material impact on its operations as of December 31, 2003. However, InterWorld, a 95.3% owned subsidiary, is subject to two claims.

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

Although the Company is unaware of any activity with respect to the investigation for the past year, InterWorld intends to fully cooperate with the SEC.

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

Forward-Looking Statements; Risks and Uncertainties

Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (the "SEC") contains statements that may be considered forward-looking. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", "should" and similar expressions are intended to identify forward-looking statements. In addition, from time to time, the Company may release or publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.

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

E-Commerce Operations are conducted through IW Holdings, Inc. ("IWH"), a wholly owned subsidiary of the Company and the successor to the business formerly conducted by InterWorld Corporation ("InterWorld"), a 95.3% owned subsidiary of the Company which no longer conducts any business operations.

J Net also holds minority investments in other technology companies including, but not limited to, systems development and software companies. These investments are held directly by the Company, or J Net Ventures I, LLC, a fund which is owned 100% by the Company ("Ventures I" or the "Fund"). Due to the significant financial and management resources required to stabilize the E-Commerce Operations, Management has not pursued additional minority investments and has no plans to actively reinstate that strategy in the foreseeable future.

The Company is actively seeking potential acquisitions of operating companies and enhancement opportunities for its E-Commerce Operations.
Such enhancements include strategic alternatives comprised of expansion of marketing efforts, seeking business partners, or the sale of IWH. Management will devote its time and resources to these efforts and may incur expenses in connection with such activities. The Company anticipates that, as it continues to engage in such activities, it will periodically incur expenses that may have a material effect on the Company's operating income.

Although the Company is exploring expansion and acquisition opportunities, there can be no assurance that such opportunities will be available on terms acceptable to J Net or that, if undertaken, they will be successful.

Marketing of E-Commerce products is conducted with a limited internal staff which is supported by a combination of a third party contractor and licensed resellers in Germany and Japan. IWH is also pursuing negotiations with additional resellers. Internal marketing staff increases are dependent on the ability to sell products and a demonstrated improvement in the market for E-Commerce products, which have been sluggish for the past several years.

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

It is the policy of the Company to evaluate its investments in Technology-Related Businesses and other long lived assets for possible impairment on a quarterly basis. Determination of impairment is based on a number of factors designed to detect if any specific indicators of impairment exist. Such factors include, but are not limited to, significant decreases in the market value of the investment, discounted cash flow analyses, adverse changes in the business or legal environment, loss of significant customers, the introduction of new technologies which accelerate obsolescence of existing products, and sustained operating losses and negative cash flows which could not be resolved or improved within a reasonable amount of time to justify continued operations.

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

Three Months Ended December 31, 2003 and 2002:

Results of Operations

Total revenues:
Consolidated revenues were $.6 million for the three months ended December 31, 2003 compared to $.7 million for the three months ended December 31, 2002.

During the December 2003 quarter, no license deals were completed. The license revenue of $2 thousand in the December 31, 2003 three months was the result of a settlement of a prior years' claim in the amount of $20 thousand, which is being recognized over a two year period pursuant to the settlement terms. The Company had one new license sale in the three months ended December 31, 2002 totaling $21 thousand.

Professional services revenues were $.1 million for both the three months ended December 31, 2003 and 2002. The December 31, 2003 quarter included three engagements, two of which were related to upgrades at existing clients and one training engagement.

Post contract support revenue was $.5 million for both the three months ended December 31, 2003 and 2002. There was minimal attrition in this revenue stream from the prior year quarter.

Total cost of revenues:
Cost of revenues, which include direct labor costs related to professional services and maintenance activities and imbedded third party customer software maintenance fees were $.2 million for the three months ended December 31, 2003, which were approximately the same as the prior year costs.

Operating expenses:
Total operating expenses were $.9 million for the three months ended December 31, 2003 compared to $2.5 million for the three months ended December 31, 2002. The decrease of $1.6 million is due primarily to a $.9 impairment of property held for sale in the three months ended December 31, 2002. Additional reductions resulted from staff reductions within the E-Commerce Operations and Technology-Related Business segments from 30 employees at December 31, 2002 to 17 employees at December 31, 2003. The Company also benefitted from a reduction in liability insurance and other operating costs during the three months ended December 31, 2003.

Other income:
Net other income, which consists of increases in the value of short-term investments at Mariner, interest on the Company's cash deposits and sublease rental income, was $.4 million for both the three months ended December 31, 2003 and 2002.

Net loss:
The net loss was $69 thousand for the three months ended December 31, 2003 compared to a loss of $1.8 million in the comparable quarter ended December 31, 2002. The improvement is due primarily to the $.9 million impairment of property held for sale, the $.2 million tax provision that increased the loss reported on December 31, 2002 and other reductions in personnel and operating expenses since that date.

Six Months Ended December 31, 2003 and 2002:

Results of Operations

Total revenues:
Consolidated revenues were $1.3 million for the six months ended December 31, 2003 as compared with $1.4 million for the six months ended December 31, 2002.

During the six months ended December 2003, two license deals were completed. One was the result of a settlement of a prior years' claim in the amount of $20 thousand. The license revenue from the $20 thousand cash payment is being recognized ratably over a two year period pursuant to the contract terms. In addition to the cash portion of the settlement, the Company received 9.9% of the outstanding common shares of the customer. No economic value was placed on the shares received due to the common shares being subordinated to other securities of the customer. The third component of the settlement also contained provisions which entitle the Company to receive up to $.3 million in royalties and maintenance from revenues generated by the client from the use of IWH's products in the future. Revenues from the royalty and maintenance arrangements will be recognized on a cash basis due to their contingent nature. The additional license revenue was from the sale of additional capacity on an existing license through IWH's reseller in Germany.

Professional services revenues were $.5 million for the December 31, 2003 six months, compared to $.3 million in the prior year quarter. The six months ended December 31, 2003 included three engagements, two of which were related to upgrades at existing clients and one training engagement.

The increased professional service revenues were offset by a decrease in post contract maintenance support revenue, which decreased to $.8 million for the six months ended December 31, 2003 from $1.0 million for the six months ended December 31, 2002. The decline was due to the combination of non-renewals and renegotiated rates with certain customers.

Total cost of revenues:
Cost of revenues, which include direct labor costs related to professional services and maintenance activities and imbedded third party customer software maintenance fees, were $.3 million for the six months ended December 31, 2003, which were approximately the same as the prior year costs.

Operating expenses:
Total operating expenses were $1.9 million for the six months ended December 31, 2003 compared to $4.0 million for the six months ended December 31, 2002. The decrease of $2.1 million is due primarily to a $.9 impairment of property held for sale in the six months ended December 31, 2002 and staff reductions throughout the Company. There were a total of 30 employees at December 31, 2002 compared to 17 employees at December 31, 2003. Most of the reductions were in the software engineering functions. Certain savings associated with these staff reductions were used to increase sales efforts. The Company also benefitted from a reduction in liability insurance and other operating costs for the six months ended December 31, 2003.

Other income:
Net other income, which consists of increases to the value of short-term investments at Mariner, interest income on cash deposits and sublease rental income, was $.7 million for the six months ended December 31, 2003 as compared to $1.1 million for the six months ended December 31, 2002. The six months ended December 31, 2002 included two components: other income as described above of $.6 million and a $.5 million gain from the repurchase of the Company's convertible subordinated notes (the "Notes") in July 2002. Such gain was the result of a voluntary offer by the Company to repurchase the Notes at face value, but excluding any accrued interest on the Notes from March 31, 2002, the last interest payment date.

The increase in interest and other income to $.7 million for the six months ended December 31, 2003 from $.6 million for the six months ended December 31, 2002 was due primarily to higher cash and short term investment balances as of December 31, 2003 compared to the same period in the prior year.

Net loss:
The net loss was $.2 million for the six months ended December 31, 2003 compared to a loss of $2.1 million in the comparable 2002 period. The improvement is due primarily to a $2.2 million reduction in operating expenses from the prior year, with such reduction being partially offset by the 2002 period's gain from the repurchase of the Notes.

Capital Resources and Liquidity

Liquidity:
As of December 31, 2003, the Company had $17.4 million of cash and short term investments and $.1 million of receivables. The Company estimates that it will require approximately $1.8 million to fund its operations in fiscal 2004. Such assumption is based on meeting revenue targets in E-Commerce Operations. Sources of funds are derived from E-Commerce Operations sales, interest on cash deposits, and returns on short term investments at Mariner. Management believes that its revenue projections are conservative and that its costs can be managed to its budgets without difficulty. As a result, the existing cash and short term investments are adequate to continue funding operations as required and provide resources for the Company to pursue other business opportunities.

The Company's lease commitments as of December 31, 2003 are $3.3 million for its office locations in Wyoming, Texas and New York. An office lease in New York has been subleased to an unrelated third party. The remaining cash inflows from the sublease, net of profit sharing arrangements with the landlord are $3.8 million. While the Company remains the primary responsible party under terms of the original lease, it has no reason to expect that the subtenant will default on its obligation under terms of the sublease. As a result, the Company's net lease commitments are profitable. The following table sets forth the consolidated lease obligations as of December 31, 2003 (dollars in thousands):

                                     Fiscal Years Ended June 30,
                                     ____________________________________
                       Remainder      2005 -    2008 - 2010 and
                       of FY 2004     2007      2010   thereafter   Total
                       __________    _______   _______ __________  _______
Lease obligations
  Gross operating
    leases               $ 266       $ 1,405   $ 1,442    $160     $ 3,273
  Sublease receipts       (264)       (1,638)   (1,722)   (191)     (3,815)
                         _____       _______   _______    ____     _______
  Net lease
    obligations
    (profit)             $   2       $  (233)  $  (280)   $(31)    $  (541)
                         =====       =======   =======    ====     =======

The Company has a remaining severance obligation to two former executives in the amount of $.3 million. Such obligation is being paid in semi-monthly installments until June 2004, when the obligation will be paid in full. The liability is reflected as a component of accounts payable and accrued liabilities on the unaudited condensed consolidated balance sheet as of December 31, 2003.

The December 31, 2003 accounts payable and accrued liabilities include approximately $1.5 million attributable to unsecured creditors of InterWorld. While these liabilities are included as part of the consolidated group, they remain separate and distinct to InterWorld. Although Management has actively negotiated with many of the significant unsecured creditors to settle aged claims, no vendor settlements were finalized during the previous twelve months. Although there can be no assurances, Management believes the remaining obligations will be settled at amounts substantially less then their respective face values.

Cash flows:
For the six months ended December 31, 2003, consolidated net cash used in operations was $.9 million, almost all of which was attributable to the Technology-Related Businesses segment. The decrease reflects payments of the Company's severance obligation of approximately $.2 million and other working capital components.

Investing and financing activities:
There were no significant investing or financial activities for the three months ended December 31, 2003. Activity during the six months ended December 31, 2002 included the repurchase of the Company's $27.8 million of Notes in July 2002.

Recently Issued Accounting Standards:
In December 2003, the Financial Accounting Standards Board ("FASB") issued a revision to Statement of Financial Accounting Standards No. 132 (revised
2003), "Employers' Disclosures About Pensions and Other Postretirement Benefits" ("SFAS 132(R)"). The revisions to SFAS 132(R) require disclosures regarding an employer's percentages of plan assets, description of investing strategies and descriptions used to determine the overall expected rate of return on assets in the employer's pension or defined benefit plans. The expanded disclosure requirements for domestic plans are effective for interim periods beginning after December 15, 2003. The Company does not have a pension, defined benefit plan or any future postretirement obligations. Therefore, the requirements contained within SFAS 132(R) have no impact to J Net or its subsidiaries.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

The Company generally is exposed to market risk from adverse changes in interest rates and interest income is affected by changes in the general level of U.S. interest rates. Changes in U.S. interest rates could affect interest earned on the Company's cash equivalents, debt instruments and money market funds. A majority of the interest earning instruments earn a fixed rate of interest over short periods (7-35 days). The Company owns short-term investments in Mariner. Based upon the invested cash balances at December 31, 2003, a 10% drop in interest rates or historical returns from short-term investments at Mariner would not be material to the Company's financial statements.

Item 4.  Controls and Procedures

Within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer (the "CEO") and Chief Financial Officer ("CFO"), of the effectiveness and design of disclosure controls and procedures used to prepare consolidated financial statements. Based on that evaluation, the CEO and CFO have concluded the disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports filed or to be filed with the SEC are adequate and are operating in an effective manner. While the CEO and CFO believe that the Company's existing disclosure controls and procedures have been effective to accomplish its objectives, the CEO and CFO intend to examine, refine and formalize the Company's disclosure controls and procedures and monitor ongoing developments.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation.

Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to disclosure material information otherwise required to be set forth in the Company's periodic reports.

                              PART II.  OTHER INFORMATION
                              ___________________________

Item 1.  Legal Proceedings

As of December 31, 2003, J Net did not have any litigation, pending or threatened, or other claims filed against the Company. However, InterWorld is subject to two claims.

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

Although the Company is unaware of any activity with respect to the investigation for the past year, InterWorld intends to fully cooperate with the SEC.

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

Item 5.  Other Information

On January 16, 2004, J Net terminated the engagement of Ernst & Young LLP ("E&Y") as the Company's independent auditors for the fiscal year ending June 30, 2004. The decision to terminate E&Y was approved by the Company's Audit Committee with the concurrence of Management.

The Registrant has selected CF & Co., L.L.P. ("CF & Co.") as its new independent auditors as of January 16, 2004.

On January 30, 2004, the Company executed Amendment No. 2 to its Rights Plan Agreement. Such amendment allows the Gabelli Group to increase its holdings in the Company's common stock to 30%. Presently, the Gabelli Group holds 19.9% of the Company's common stock.

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

  (b)  Reports on Form 8-K:

       On January 20, 2004 the Company filed a Form 8-K reporting the change in the Company's auditors from Ernst & Young, LLP to CF & Co., L.L.P.

                                           Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           J NET ENTERPRISES, INC.
                                                (Registrant)

                                           By:  /s/ Mark E. Wilson
                                                _______________________
                                                Mark E. Wilson
                                                Chief Financial Officer

Date:  February 17, 2004