Form 10-Q
period 2004-03-31
J NET ENTERPRISES INC
filed 2004-05-14
CIK 351903

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to___________________

Commission file no. 1-9728

                          J NET ENTERPRISES, INC.
____________________________________________________________________
           (Exact name of registrant as specified in its charter)

      Nevada                               88-0169922
_______________________________   ___________________________________
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
incorporation or organization)

4020 Lake Creek Drive, #100, Wilson, Wyoming          83014
____________________________________________        _________
(Address of principal executive offices)            (Zip Code)

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

                             Yes           No  x
                                  ___         ___

There were 8,539,021 shares of the Registrant's common stock outstanding as of May 10, 2004.

                  J NET ENTERPRISES, INC. AND SUBSIDIARIES
                                   INDEX

Part I.   Financial Information

Item 1.   Financial Statements
          Condensed Consolidated Balance Sheets (Unaudited) -
            March 31, 2004 and June 30, 2003
          Condensed Consolidated Statements of Operations (Unaudited) -
            Three and Nine Months Ended March 31, 2004 and 2003
          Condensed Consolidated Statement of Stockholders' Equity
            (Unaudited) - Nine Months Ended March 31, 2004
          Condensed Consolidated Statements of Cash Flows
            (Unaudited) - Nine Months Ended March 31, 2004 and 2003 Notes to Condensed Consolidated Financial Statements -
            (Unaudited)

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

Item 1.  Legal Proceedings

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


                  J NET ENTERPRISES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)
                                (Unaudited)

                                             March 31,     June 30,
                                               2004          2003
                                             _________     ________
        ASSETS
        ______

Current assets:
  Cash and cash equivalents                   $ 4,271      $ 5,537
  Short-term investments                       12,923       12,325
  Accounts receivable, net                        177          132
  Prepaid expenses                                 66           34
                                              _______      _______
    Total current assets                       17,437       18,028

Investments in technology-related
  businesses                                    2,000        2,000
Property and equipment, net of
  accumulated depreciation                         64           79

Other non-current assets                          689          735
                                              _______      _______
    Total assets                              $20,190      $20,842
                                              =======      =======

See Notes to Condensed Consolidated Financial Statements.


                  J NET ENTERPRISES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)
                                (Unaudited)
                                (Concluded)

                                             March 31,     June 30,
                                               2004          2003
                                             _________     ________

LIABILITIES AND STOCKHOLDERS' EQUITY
____________________________________

Current liabilities:
  Accounts payable and other current
    liabilities                             $  3,197       $  3,399
  Deferred revenue and customer deposits         848            689
                                            ________       ________
      Total current liabilities                4,045          4,088
                                            ________       ________

Deferred income taxes                          6,910          6,910
Deferred rent                                    177            193
Other non-current liabilities                    212            212

Commitments and contingencies (Note 6)

Stockholders' equity:
  Preferred stock - authorized 1,000,000
    shares of $1 par value; none issued            -              -
  Common stock - authorized 60,000,000
    shares of $.01 par value; 10,233,470
    shares issued                                102            102
  Additional paid-in capital                  75,250         75,250
  Accumulated deficit                        (50,451)       (49,859)
  Less 1,694,449 and 1,708,929 shares of
    common stock in treasury, at cost        (16,055)       (16,054)
                                            ________       ________
      Total stockholders' equity               8,846          9,439
                                            ________       ________
      Total liabilities and stockholders'
        equity                              $ 20,190       $ 20,842
                                            ========       ========

See Notes to Condensed Consolidated Financial Statements.


                  J NET ENTERPRISES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED MARCH 31, 2004 AND 2003
               (Dollars in thousands, except per share data)
                                (Unaudited)

                                 Three Months Ended   Nine Months Ended
                                       March 31,         March 31,
                                 __________________   __________________
                                  2004        2003      2004      2003
                                 ______     _______   ________   _______
Revenues, net
  Product licenses               $    2     $    -    $    28   $     21
  Maintenance                       423        630      1,253      1,654
  Services                          100         88        551        406
                                 ______     ______    _______    _______
      Total revenues, net           525        718      1,832      2,081

Cost of revenues:
  Product licenses                    -          -          -          -
  Maintenance                        73          5        133         92
  Services                          125        145        391        406
                                 ______     ______    _______    _______
      Total cost of revenues        198        150        524        498

      Gross profit                  327        568      1,308      1,583

Operating expenses:
  Research and development          157        430        495      1,284
  General and administrative        905      1,014      2,457      3,301
  Impairment of assets                -        (44)         -        903
  Gains from settlements with
    unsecured creditors               -          -          -        (46)
                                 ______     ______    _______    _______
      Total operating expenses    1,062      1,400      2,952      5,442
                                 ______     ______    _______    _______
      Operating loss               (735)      (832)    (1,644)    (3,859)
                                 ______     ______    _______    _______

Other income:
  Interest and other income         303        317      1,052        889
  Gain from repurchase of
    convertible subordinated
    notes                             -          -          -        553
                                 ______     ______    _______    _______
      Total other income            303        317      1,052      1,442
                                 ______     ______    _______    _______
  Loss from operations
    before income tax              (432)      (515)      (592)    (2,417)
                                 ______     ______    _______    _______
  Federal income tax expense          -          -          -       (241)
                                 ______     ______    _______    _______
      Net loss                   $ (432)    $ (515)   $  (592)   $(2,658)
                                 ======     ======    =======    =======
Basic and diluted loss
  per share                      $ (.05)    $ (.06)   $  (.07)   $  (.31)
                                 ======     ======    =======    =======

See Notes to Condensed Consolidated Financial Statements.

                              J NET ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  NINE MONTHS ENDED MARCH 31, 2004
                                  (Dollars and shares in thousands)
                                             (Unaudited)


                             Common Stock   Additional            Treasury Stock
                            ______________   Paid-In             _________________
                            Shares  Amount   Capital   Deficit    Shares   Amount    Totals
                            ______  ______   _______   ________  _______  ________   _______

Balance June 30, 2003       10,233   $102    $75,250   $(49,859)  (1,709) $(16,054)  $ 9,439
  Purchases of stock                                                            (1)       (1)
  Treasury stock
    adjustment (a)                                                    15
      Net loss                                             (592)                        (592)
                            ______   ____    _______   ________   ______  ________   _______
Balance March 31, 2004      10,233   $102    $75,250   $(50,451)  (1,694) $(16,055)  $ 8,846
                            ======   ====    =======   ========   ======  ========   =======


(a)  On October 1, 2003, treasury shares were reduced by 14,900 shares to reflect shares which were never delivered and settled, pursuant to a joint reconciliation effort between the Company and its transfer agent.


See Notes to Condensed Consolidated Financial Statements.

                  J NET ENTERPRISES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED MARCH 31, 2004 AND 2003
                           (Dollars in thousands)
                                (Unaudited)


                                                      2004         2003
                                                    _______      ________
Operating activities:
  Net loss                                          $  (592)     $ (2,658)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
     Receipt of Federal income tax refund                 -         6,910
     (Gain) loss on disposal of assets                    -          (147)
     Impairment of assets                                 -         1,050
     Depreciation and amortization                       15           100

  Changes in assets and liabilities:
    Federal income tax receivable                         -           983
    Accounts receivable                                 (45)          190
    Short-term investments                             (598)         (379)
    Prepaid expenses and other current assets           (32)          242
    Other non-current assets                             46            33
    Accounts payable and other current
      liabilities                                      (202)         (957)
    Deferred revenue and customer deposits              159          (482)
    Deferred rent                                       (16)          (15)
                                                    _______      ________
        Net cash provided by (used in)
          operations                                 (1,265)        4,870


Investing activities:
  Purchase of short-term investments                      -        (6,000)
  Collection of note receivable - related party           -           288
  Collection of notes receivable                          -           132
  Redemption of short-term investments                    -        24,000
  Purchase of treasury stock                             (1)            -
  Proceeds from sale of assets                            -         4,437
  Purchase of property and equipment                      -            (5)
                                                    _______      ________
        Net cash provided by (used in)
          investing activities                           (1)       22,852

Financing activities:
  Repayment of debt                                       -       (27,750)
                                                    _______      ________
        Net cash used in financing
          activities                                      -       (27,750)
                                                    _______      ________

Net decrease in cash and cash equivalents            (1,266)          (28)
Cash and cash equivalents at beginning
    of period                                         5,537         6,674
                                                    _______      ________
Cash and cash equivalents at end of period          $ 4,271      $  6,646
                                                    =======      ========

Supplemental disclosures of cash flow data:
  None

Non-cash investing and financing activities:
  None

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

E-Commerce Operations represent the Company's primary operations and are conducted through IW Holdings, Inc. ("IWH"), a wholly owned subsidiary of the Company and the successor to the business formerly conducted by InterWorld Corporation ("InterWorld"), a 95.3% owned subsidiary of the Company. While InterWorld remains a consolidated subsidiary of the Company, it has not conducted business operations since May 2002, when its assets were foreclosed on by J Net, which was then InterWorld's sole secured creditor. IWH has conducted the E-Commerce Operations since that time.

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

Principles of consolidation and basis of presentation:
The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although Management believes that the disclosures are adequate to make the information presented not misleading.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions are eliminated. The Company's fiscal year ends on June 30.

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals and estimates, necessary to present fairly the Company's financial position as of March 31, 2004 and June 30, 2003, the results of its operations for the three and nine months ended March 31, 2004 and 2003 and its cash flows for the nine months ended March 31, 2004 and 2003. The results for the three and nine months ended March 31, 2004 and 2003 are not necessarily indicative of results for a full year. Information included in the condensed consolidated balance sheet as of June 30, 2003 has been derived from the Company's Annual Report to the SEC on Form 10-K for the fiscal year ended June 30, 2003 (the "2003 Form 10-K"). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and disclosures included in the 2003 Form 10-K.

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

Short-term investments:
As of March 31, 2004, the Company held short-term investments in Mariner Partners, L.P. ("Mariner"), a private investment fund which had a value of $12.9 million. J Net can withdraw all or a portion of its investment upon 45 days prior written notice. The Company classifies those securities as short-term investments and records changes in the value of the accounts in the item captioned interest and other income in the unaudited condensed consolidated statement of operations. Subsequent to March 31, 2004, the short-term investment at Mariner was reduced by $8.0 million. The proceeds of the liquidation were converted to cash.

Fair value of financial instruments:
The carrying value of certain of the Company's financial instruments, including accounts receivable, accounts payable and accrued expenses approximates fair value due to their short maturities.

The unaudited condensed consolidated balance sheet as of March 31, 2004 contains approximately $1.7 million of unsecured creditor liabilities of InterWorld. As a result of J Net's foreclosure on its secured promissory note with InterWorld in 2002 and the transfer of assets, contracts, intellectual property and employees to IWH, InterWorld does not have financial resources to pay the face value of these obligations. Management of J Net, on behalf of InterWorld, has been actively negotiating with significant creditors of InterWorld to settle certain liabilities. Between April 2002 and March 2004, liabilities with a face value of $1.0 million were settled for approximately $.3 million, excluding a settlement with PBS Realty discussed below. Management expects, but cannot provide assurance, that the remaining obligations may be settled at substantially less than their face value. In May 2004, InterWorld Corporation will file for protection under Chapter 7 of the U.S. Bankruptcy Code. InterWorld has no assets, and has liabilities of approximately $1.7 million.

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

In July 2003, IWH amended an agreement (the "Amended Agreement") related to licensing of software with EB2B Commerce, Inc. ("EB2B"). The Amended Agreement allows EB2B to continue to use IWH's software for a two-year term. Compensation received by IWH under the Amended Agreement included
(a) $20 thousand in cash, (b) issuance of 170,015 shares of EB2B's common stock, which when combined with 145,906 shares previously issued by EB2B to InterWorld, would equal 9.9% of the issued and outstanding common shares of EB2B, (c) 10% of the revenues that EB2B generates through the use of IWH's software, and (d) 7.5% of the revenues (excluding those generated under provision (c)) received by EB2B from maintenance and other services performed by EB2B for its customers. Total compensation under provisions
(c) and (d), excluding the $20 thousand of cash received, shall not exceed $300 thousand.

IWH uses the cost method to account for the investment in the common shares of EB2B. However, EB2B is subject to certain debts which are senior in preference to the common shares. As a result, no value has been assigned to the common shares received as part of the Amended Agreement.

Accounting for equity method investments:
When the Company uses the equity method to account for its investments in Technology-Related Businesses it uses the procedures outlined in the Emerging Issues Task Force issue number 98-13 ("EITF 98-13"), which covers accounting by equity method investors for investee losses when the investor has loans to and investments in other securities of the investee. EITF 98-13 generally defines other investments in the investee to include preferred stock, debt securities and loans. The conclusions of the task force also prescribe the order in which equity method losses shall be recognized in order of seniority of the other investments (that is, priority in liquidation).

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

The following table discloses pro forma amounts for net loss and basic and dilutive loss per share for the three and nine months ended March 31, 2004 and 2003 assuming compensation cost for employee and director stock options granted in fiscal 2001 had been determined using the fair value-based method prescribed by SFAS 123. There were no options granted in fiscal 2002, 2003 or 2004 to date. The pro forma results may not be representative of the effects of options on net income in future years (dollars in thousands, except per share data):

                                   Three Months Ended   Nine Months Ended
                                         March 31,           March 31,
                                   __________________   _________________
                                    2004         2003   2004       2003
                                   _____        _____   _____     _______
Net loss:
  As reported                      $(432)       $(515)  $(592)    $(2,658)
  Fair value of grants to
    employees (FY01)                   -          (10)      -         (30)
                                   _____        _____   _____     _______
  Pro forma                        $(432)       $(525)  $(592)    $(2,688)
                                   =====        =====   =====     =======

Basic and diluted loss per share:
  As reported                      $(.05)       $(.06)  $(.07)    $  (.32)
  Pro forma                        $(.05)       $(.06)  $(.07)    $  (.32)

Weighted average assumptions:
  Expected stock price volatility      -            -       -           -
  Risk-free interest rate              -            -       -           -
  Expected option lives (in years)     -            -       -           -
  Estimated fair value of
    options granted                $   -        $   -   $   -     $     -

The Company's 1992 Stock Option Plan expired on September 30, 2002. Under that plan, each Director of the Company received 27,500 options on June 30 of each year. Such options vested on the following September 30 at the market price of the Company's common stock on that date. The June 30, 2002 stock option grant, which totaled 137,500 (27,500 to each of five directors), was voluntarily returned and cancelled by each Director in September 2002. As a result of these actions, combined with the contractual termination of the stock option plan, no options have been, or are expected to be granted until a new option plan is put in place.

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

There are accumulated deferred tax assets of $20.2 million, which are fully offset by a valuation allowance pursuant to SFAS 109. Such losses are limited by certain IRS regulations. While Management continues to take actions required to turn the Company profitable, the ability to generate income at levels sufficient to realize the accumulated deferred benefits is not determinable at this time.

In March 2002, the Job Creation and Worker Assistance Act of 2002 (the "Act") was signed into law. Among other things, the Act extended the carry-back period for operating losses incurred in fiscal years ended in 2001 and 2002 from two years to five years. Based on this legislation, on November 26, 2002, the Company filed for a refund of Federal income taxes previously paid of $7.7 million. The refund was received in December 2002. The refund is subject to audit by the Internal Revenue Service and the review and approval of the Congressional Joint Committee on Taxation.
There can be no assurance as to what part, if any, of such refund will ultimately be allowed. Due to the significance of the refund, Management determined an appropriate amount to reserve pending further review by the Internal Revenue Service. As of June 30, 2003, the amount reserved is $6.9 million. In May 2003, the Internal Revenue Service began an audit of the Company's June 30, 2001 and June 30, 2002 Federal income tax returns.

On April 20, 2004, J Net received a notice of proposed adjustments (the "Notice") from the Internal Revenue Service ("IRS"), dated April 15, 2004, covering the audit of J Net's tax returns for its fiscal years ended June 30, 2001 and 2002, and related NOL carrybacks that affect other taxable years. J Net believes that the proposed adjustments contain factual and legal errors and intends to vigorously contest the matter with the IRS. While there can be no assurance that the proposed adjustments will be reduced or eliminated, J Net does not currently believe that an increase in the amount previously reserved for taxes is required.

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

Recently issued accounting standards:
There were no new accounting standards issued during the three months ended March 31, 2004. However, in March 2004, the FASB issued an exposure draft (the "ED") of a proposed standard which could change the accounting for employee stock options.

In the ED, the FASB states that it prefers public companies to use a lattice, or bi-nominal model to calculate a cost for stock options granted. The lattice model differs from the Black Scholes model because the lattice model is an iterative calculation that allows for the use of multiple or variable assumptions. The most significant change in the ED, if adopted, would be the treatment of the fair value of granted options as compensation expense in the statement of operations. The comment period for the ED ends on June 30, 2004. The Company will monitor the status of the ED and adopt its provisions if the ED becomes a formal Statement of Financial Accounting Standards.

Note 2   Investments in Technology-Related Businesses

Between March 2000 and November 2001, the Company invested in eleven companies, including its initial investment in InterWorld.

As of March 31, 2004, four of these investments continue operations: Tellme Networks, Inc.; eStara, Inc.; Strategic Data Corporation; and certain companies contained in the Meister Brothers Investment portfolio. The Company uses the cost method of accounting for these investments. The Company continues to ascribe value to its investment in Tellme Networks, Inc. The other investments have been written off.

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

Note 3   Loss per share

Basic loss per share for the three and nine months ended March 31, 2004 and 2003 is computed by dividing net loss from operations by the weighted average number of common shares outstanding for the respective period. Since the three and nine month periods ended March 31, 2004 and 2003 had losses from operations, no potential common shares from the assumed exercise of options have been included in the diluted loss per share computations pursuant to accounting principles generally accepted in the United States.

The following is the amount of loss and number of shares used in the basic and diluted loss per share computations (dollars and shares in thousands, except per share data):


                                        Three Months       Nine Months
                                           Ended              Ended
                                          March 31,          March 31,
                                       _____________      ______________
                                       2004    2003       2004     2003
                                       _____   _____      _____  _______
Basic and diluted loss per share:
  Net loss                             $(432)  $(515)     $(592) $(2,658)
                                       =====   =====      =====  =======

  Shares:
    Weighted average number of common
      shares and common share
      equivalents outstanding          8,539   8,525      8,534    8,525
                                       =====   =====      =====  =======

  Basic and diluted loss per share     $(.05)  $(.06)     $(.07) $  (.31)
                                       =====   =====      =====  =======

The calculation of earnings per share data excluded 1,487,500 and 1,570,000 of outstanding stock options for the three months ended March 31, 2004 and 2003, respectively, and 1,487,500 and 1,675,946 outstanding stock options for the nine months ended March 31, 2004 and 2003, respectively.

Note 4   Related party transactions

One director of J Net is a partner of a law firm that provides legal services to the Company. Payments to the law firm during the three and nine months ended March 31, 2004 were less than one thousand dollars.

Note 5   Operating segments

The Company has two reportable segments: E-Commerce Operations and Technology-Related Businesses. Prior to May 2001, the Company operated in only one segment, the Technology-Related Businesses. Assets are the owned assets used by each operating segment. Summary of consolidated loss from operations, net of tax (dollars in thousands):

                                          Three Months       Nine Months
                                             Ended             Ended
                                            March 31,         March 31,
                                         _____________    _________________
                                         2004     2003      2004     2003
                                        ______   _____    _______  ________

Net income (loss):
  E-Commerce Operations                 $(282)   $(143)  $  (199)  $  (455)
  Technology-Related Businesses          (150)    (372)     (393)   (2,203)
                                        _____    _____   _______   _______
    Net loss                            $(432)   $(515)  $  (592)  $(2,658)

E-Commerce Operations:
  Revenues                              $ 525    $ 718   $ 1,832   $ 2,081
  Cost of revenues                       (198)    (150)     (524)     (498)
                                        _____    _____   _______   _______
    Gross profit                          327      568     1,308     1,583

Operating expenses                       (609)    (711)   (1,516)   (2,083)
Other income (expense)                      -        -         9        45
                                        _____    _____   _______   _______

    Net income (loss) from E-Commerce
      Operations                        $(282)   $(143)  $  (199)  $  (455)
                                        =====    =====   =======   =======

Technology-Related Businesses:
  Total operating expenses              $(453)   $(733)  $(1,436)  $(3,506)
  Other income                            303      361     1,043     1,544
  Provision for Federal income tax          -        -         -      (241)
                                        _____    _____   _______   _______

    Net loss from Technology-Related
      Businesses                        $(150)   $(372)  $  (393)  $(2,203)
                                        =====    =====   =======   =======

                                           As of March 31, 2004
                                           ____________________
Assets:
E-Commerce Operations                             $   295
Technology-Related Businesses                      19,895
                                                  _______
  Total assets                                    $20,190
                                                  =======

Note 6   Commitments and contingencies

Employment agreements:
J Net entered into employment agreements with Mark W. Hobbs, the former President and Chief Operating Officer, and Steven L. Korby, the former Executive Vice President and Chief Financial Officer on October 1, 2000. Such agreements expired on June 21, 2003. Pursuant to the terms of those agreements, upon expiration, Mr. Hobbs and Mr. Korby were entitled to receive an aggregate of $.6 million of severance pay of which $.5 million is payable in fiscal 2004. The unpaid amount was accrued as a liability at June 30, 2003 in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". As of March 31, 2004, the unpaid liability for the severance was $.1 million. The liability is reflected as a component of accounts payable and accrued liabilities on the unaudited condensed consolidated balance sheet as of March 31, 2004.

Legal matters:
J Net is not a party to any legal matters that could have a material impact on its operations as of March 31, 2004. However, InterWorld, a 95.3% owned subsidiary, is subject to two claims.

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

Although the Company is unaware of any activity with respect to the investigation for more than the past year, InterWorld intends to fully cooperate with the SEC.

PBS Realty ("PBS"), a real estate broker conducting business in New York City filed a $1.2 million claim against InterWorld in April 2002. The claim alleged that PBS was owed commissions by InterWorld for services related to PBS's attempts to sublease office space previously occupied by
InterWorld in New York City.   InterWorld vigorously contested the claim.
In April 2004, InterWorld and PBS entered into a Settlement Agreement and Release (the "Settlement"). Upon execution of the Settlement, InterWorld, PBS and J Net agreed that J Net would pay $.2 million to PBS in exchange for PBS discontinuing its litigation against InterWorld. In addition, PBS agreed to release InterWorld and J Net from any claims, charges, demands, sums of money, actions, rights, and any other liabilities related to the claims asserted by PBS, including certain threatened but unasserted claims against J Net.

From time to time, the Company or its subsidiaries are parties to claims, legal actions and complaints arising in the ordinary course of business. Presently, there are no such issues which would have a material adverse affect on the Company's consolidated position.

Other matters:
In May 2004, InterWorld Corporation will file for protection under Chapter 7 of the U.S. Bankruptcy Code. InterWorld has no assets, and has liabilities of approximately $1.7 million.


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

J Net also holds minority investments in other technology companies including, but not limited to, systems development and software companies. These investments are held directly by the Company, or J Net Ventures I, LLC ("Ventures I" or the "Fund"), a fund which is owned 100% by the Company. Due to the significant financial and management resources required to stabilize the E-Commerce Operations, Management has not pursued additional minority investments and has no plans to actively reinstate that strategy in the foreseeable future.

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

Marketing of E-Commerce products is conducted with a limited internal staff which is supported by licensed resellers in Germany and Japan. IWH is also pursuing negotiations with additional resellers. Internal marketing staff increases are dependent on the ability to sell products and a demonstrated improvement in the market for E-Commerce products, which have been sluggish for the past several years.

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

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). Prior to the issuance of SFAS 145, early debt extinguishments were required to be recognized as extraordinary items. SFAS 145 amended other previously issued statements and made numerous technical corrections. With the exception of the accounting treatment for extinguishments of debts, those other modifications are not expected to impact the consolidated financial statements of the Company.

Three Months Ended March 31, 2004 and 2003

Results of Operations

Total revenues:
Consolidated revenues were $.5 million for the three months ended March 31, 2004 (the "2004 three months") compared to $.7 million for the three months ended March 31, 2003 (the "2003 three months").

During the 2004 three months, no license deals were completed. The license revenue of $2 thousand in the 2004 three months was the result of a settlement of a prior years' claim in the amount of $20 thousand, which is being recognized over a two year period pursuant to the settlement terms. The Company had no new license sales in the 2004 three months.

Professional services revenues were $.1 million for the 2004 three months and 2003 three months. The 2004 three months included four engagements, all of which were related to upgrading functionality at existing clients.

Post contract support revenue was $.4 million for the 2004 three months and $.6 million for the 2003 three months. There was minimal attrition in this revenue stream from the prior years' quarter, however the 2003 three months shows $135 thousand of additional support revenue recognized as a result of the timing of a cash receipt.

Total cost of revenues:
Cost of revenues, which include direct labor costs related to professional services and maintenance activities and imbedded third party customer software maintenance fees were $.2 million for the 2004 three months, which were approximately the same as the 2003 three months costs.

Operating expenses:
Total operating expenses were $1.1 million for the 2004 three months compared to $1.4 million for the 2003 three months. The decrease of $.3 million reflects the combination of lower administrative costs in the Technology-Related Businesses' segment resulting from staff reductions and reduced research and development costs in E-Commerce Operations. These lower operating costs were partially offset by $.2 million of settlement costs associated with the Company's settlement of litigation with PBS.

Other income:
Net other income, which consists of increases in the value of short-term investments at Mariner, interest on the Company's cash deposits and sublease rental income, was $.3 million for the 2004 three months and 2003 three months.

Net loss:
The net loss was $.4 million for the 2004 three months compared to a loss of $.5 million in the 2003 three months. The improvement is due primarily to the reduction in operating expenses since that date.

Nine Months Ended March 31, 2004 and 2003

Results of Operations

Total revenues:
Consolidated revenues were $1.8 million for the nine months ended March 31, 2004 (the "2004 nine months") as compared with $2.1 million for the nine months ended March 31, 2003 (the "2003 nine months").

During the 2004 nine months, two license deals were completed. One was the result of a settlement of a prior years' claim in the amount of $20 thousand. The license revenue from the $20 thousand cash payment is being recognized ratably over a two year period pursuant to the contract terms. In addition to the cash portion of the settlement, the Company received 9.9% of the outstanding common shares of the customer. No economic value was placed on the shares received due to the common shares being subordinated to other securities of the customer. The third component of the settlement also contained provisions which entitle the Company to receive up to $.3 million in royalties and maintenance from revenues generated by the client from the use of IWH's products in the future. Revenues from the royalty and maintenance arrangements will be recognized on a cash basis due to their contingent nature. The additional license revenue was from the sale of additional capacity on an existing license through IWH's reseller in Germany.

Professional services revenues were $.6 million for the 2004 nine months, compared to $.4 million in the 2003 nine months. The 2004 nine months included five engagements, four of which were related to upgrading functionality at existing clients and one training engagement.

The increased professional service revenues were offset by a decrease in post contract maintenance support revenue, which decreased to $1.3 million for the 2004 nine months from $1.7 million for the 2003 nine months. The decline was due to the combination of non-renewals and renegotiated rates with certain customers.

Total cost of revenues:
Cost of revenues, which include direct labor costs related to professional services and maintenance activities and imbedded third party customer software maintenance fees, were $.5 million for the 2004 nine months, which were approximately the same as the 2003 nine months costs.

Operating expenses:
Total operating expenses were $3.0 million for the 2004 nine months compared to $5.4 million for the 2003 nine months. The decrease of $2.4 million is due primarily to a $.9 impairment of property held for sale in the 2003 nine months and staff reductions throughout the Company. There were a total of 29 employees at March 31, 2003 compared to 16 employees at March 31, 2004. Most of the reductions were in the software engineering functions. Certain savings associated with these staff reductions were used to increase sales efforts. The Company also benefitted from a reduction in liability insurance and other operating costs for the 2004 nine months.

Other income:
Net other income, which consists of increases to the value of short-term investments at Mariner, interest income on cash deposits and sublease rental income, was $1.1 million for the 2004 nine months as compared to $1.4 million for the 2003 nine months. The 2003 nine months included two components: other income as described above of $.9 million and a $.5 million gain from the repurchase of the Company's convertible subordinated notes (the "Notes") in July 2002. Such gain was the result of a voluntary offer by the Company to repurchase the Notes at face value, but excluding any accrued interest on the Notes from March 31, 2002, the last interest payment date.

The increase in interest and other income to $1.1 million for the 2004 nine months from $.9 million for the 2003 nine months was due primarily to higher cash and short term investment balances as of March 31, 2004 compared to the same period in the prior year.

Net loss:
The net loss was $.6 million for the 2004 nine months compared to a loss of $2.7 million in the 2003 nine months. The improvement is due primarily to $2.3 million reduction in operating expenses from the prior year, with such reduction being partially offset by the gain from the repurchase of the Notes and the reduction in total revenues.

Capital Resources and Liquidity

Liquidity:
As of March 31, 2004, the Company had $17.4 million of cash and short term investments and $.1 million of receivables. The Company estimates that it will require approximately $1.7 million to fund its operations in fiscal 2004. Such assumption is based on meeting revenue targets in E-Commerce Operations. Sources of funds are derived from E-Commerce Operations sales, interest on cash deposits, and returns on short term investments at Mariner. Management believes that its revenue projections are conservative and that its costs can be managed to its budgets without difficulty. As a result, the existing cash and short term investments are adequate to continue funding operations as required and provide resources for the Company to pursue other business opportunities.

The Company's lease commitments as of March 31, 2004 are $3.2 million for its office locations in Wyoming, Texas and New York. An office lease in New York has been subleased to an unrelated third party. The remaining cash inflows from the sublease, net of profit sharing arrangements with the landlord are $3.7 million. While the Company remains the primary responsible party under terms of the original lease, it has no reason to expect that the subtenant will default on its obligation under terms of the sublease. As a result, the Company's net lease commitments are profitable. The following table sets forth the consolidated lease obligations as of March 31, 2004 (dollars in thousands):

                                         Fiscal Years Ended June 30,
                                    ______________________________________
                        Remainder    2005 -   2008 -    2010 and
                        of FY 2004   2007     2010     thereafter   Total
                        __________  _______  _______   __________   ______

Lease obligations
  Gross operating
    leases                $ 166     $ 1,424  $ 1,442     $ 160     $ 3,192
  Sublease receipts        (133)     (1,660)  (1,744)     (194)     (3,732)
                          _____     _______  _______     _____     _______
    Net lease
      obligations
      (profit)            $  33     $  (236) $ (303)     $ (34)    $  (540)
                          =====     =======  ======      =====     =======

The Company has a remaining severance obligation to two former executives in the amount of $.1 million. Such obligation is being paid in semi-monthly installments until June 2004, when the obligation will be paid in full. The liability is reflected as a component of accounts payable and accrued liabilities on the unaudited condensed consolidated balance sheet as of March 31, 2004.

The March 31, 2004 accounts payable and accrued liabilities include approximately $1.7 million attributable to unsecured creditors of InterWorld. While these liabilities are included as part of the consolidated group, they remain separate and distinct to InterWorld. Although Management has actively negotiated with many of the significant unsecured creditors to settle aged claims, no vendor settlements were finalized during the previous twelve months. Although there can be no assurances, Management believes the remaining obligations will be settled at amounts substantially less then their respective face values. In May 2004, InterWorld Corporation will file for protection under Chapter 7 of the U.S. Bankruptcy Code.

Cash flows:
For the 2004 nine months, consolidated net cash used in operations was $1.3 million, almost all of which was attributable to the Technology-Related Businesses segment. The decrease reflects payments of the Company's severance obligation of approximately $.4 million and other working capital components.

Investing and financing activities:
There were no significant investing or financial activities for the 2004 three months. Activity during the 2003 nine months included the repurchase of the Company's $27.8 million of Notes in July 2002.

Recently Issued Accounting Standards

There were no new accounting standards issued during the 2004 three months. However, in March 2004, the FASB issued an exposure draft (the "ED") of a proposed standard which could change the accounting for employee stock options.

In the ED, the FASB states that it prefers public companies to use a lattice, or bi-nominal model to calculate a cost for stock options granted. The lattice model differs from the Black Scholes model because the lattice model is an iterative calculation that allows for the use of multiple or variable assumptions. The most significant change in the ED, if adopted, would be the treatment of the fair value of granted options as compensation expense in the statement of operations. The comment period for the ED ends on June 30, 2004. The Company will monitor the status of the ED and adopt its provisions if the ED becomes a formal Statement of Financial Accounting Standards.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

The Company generally is exposed to market risk from adverse changes in interest rates and interest income is affected by changes in the general level of U.S. interest rates. Changes in U.S. interest rates could affect interest earned on the Company's cash equivalents, debt instruments and money market funds. A majority of the interest earning instruments earn a fixed rate of interest over short periods (7-35 days). The Company owns short-term investments in Mariner. Based upon the invested cash balances at March 31, 2004, a 10% drop in interest rates or historical returns from short-term investments at Mariner would not be material to the Company's financial statements.

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

                        PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

J Net is not a party to any legal matters that could have a material impact on its operations as of March 31, 2004. However, InterWorld, a 95.3% owned subsidiary, is subject to two claims.

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

Although the Company is unaware of any activity with respect to the investigation for more than the past year, InterWorld intends to fully cooperate with the SEC.

PBS Realty ("PBS"), a real estate broker conducting business in New York City filed a $1.2 million claim against InterWorld in April 2002. The claim alleged that PBS was owed commissions by InterWorld for services related to PBS's attempts to sublease office space previously occupied by
InterWorld in New York City.   InterWorld  vigorously contested the claim.
In April 2004, InterWorld and PBS entered into a Settlement Agreement and Release (the "Settlement"). Upon execution of the Settlement, InterWorld, PBS and J Net agreed that J Net would pay $.2 million to PBS in exchange for PBS discontinuing its litigation against InterWorld. In addition, PBS agreed to release InterWorld and J Net from any claims, charges, demands, sums of money, actions, rights, and any other liabilities related to the claims asserted by PBS.

From time to time, the Company or its subsidiaries are parties to claims, legal actions and complaints arising in the ordinary course of business. Presently, there are no such issues which would have a material adverse affect on the Company's consolidated position.

Item 5.  Other Information

In May 2004, InterWorld Corporation will file for protection under Chapter 7 of the U.S. Bankruptcy Code. InterWorld has no assets, and liabilities of approximately $1.7 million.

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

         (b)        Reports on Form 8-K:

                    The Company filed no reports on Form 8-K during the quarter ended March 31, 2004

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

Date: May 14, 2004