Form 10-K
period 2004-06-30
J NET ENTERPRISES INC
filed 2004-09-28
CIK 351903

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended June 30, 2004
                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to ____________

     Commission File Number 1-9728

                          J NET ENTERPRISES, INC.
__________________________________________________________________________
            Exact name of registrant as specified in its charter

            Nevada                                88-0169922
______________________________        __________________________________
State or other jurisdiction of        I.R.S. Employer Identification No.
incorporation or organization

4020 Lake Creek Drive, #100, Wilson, Wyoming              83014
____________________________________________             ________
Address of principal executive offices                   Zip Code

Registrant's telephone number, including area code:   (307) 739-8603
                                                      ______________
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:

          Title of each class
_______________________________________
Common Stock - Par value $.01 per share
Preferred Stock Purchase Rights

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K:    x
                               ___
Indicate by check mark whether the Registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act):  Yes        No  x
                                            ___       ___

As of September 24, 2004, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $20,279,917.

As of September 24, 2004, there were 17,834,737 shares of the Registrant's common stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement to be issued in connection with the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

                                   PART I

ITEM 1.  BUSINESS

J Net Enterprises, Inc. ("J Net") is a Nevada corporation primarily engaged in investment advisory and investment management services through Epoch Investment Partners, Inc. ("Epoch"), its wholly-owned subsidiary. On June 2, 2004, J Net completed an acquisition of Epoch, which for accounting purposes was treated as a reverse acquisition. In a reverse acquisition, the company that was legally acquired, Epoch in this case, is treated as if it had acquired the legal acquiror (J Net). The accounting for a reverse acquisition, pursuant to generally accepted accounting principles in the United States, dictates that the legally acquired company becomes the surviving reporting entity. Therefore, Epoch has become the Registrant as defined by the Securities and Exchange Commission (the "SEC"). References to the "Company" or "Epoch" are intended to refer to Epoch's business from its inception on April 14, 2004 and the consolidated results of J Net and it subsidiaries from June 2, 2004, the effective date of the business combination, through June 30, 2004. The J Net name is still being utilized. However, Management intends to change the name to Epoch Holdings Corporation at the next annual meeting of stockholders, provided stockholders approve such name change. When the name is changed, the CUSIP and stock trading symbol will also be changed.

Epoch, a registered investment advisor under the Investment Advisers Act of 1940 (the "1940 Act"), manages investment assets for mutual funds, endowments, foundations and high net-worth individuals. Epoch expects to increase its customer base to include corporate pension funds, public retirement plans, and to expand its existing client service offerings. Revenues are generally derived from a percentage of assets under management ("AUM"). As a result, fluctuations in financial markets combined with changes in the composition of AUM can significantly impact revenues and results of operations.

Epoch was formed in April 2004 and co-founded by Mr. William W. Priest.
Mr. Priest has over 30 years experience in the investment advisory business. CI, a client of Mr. Priest from his former firm, transferred its contract for subadvisory services to Epoch, representing AUM of approximately $645 million as of April 30, 2004. Other clients of Mr. Priest from his former firm have transferred approximately $200 million of additional AUM to Epoch as of June 30, 2004.

A critical success measure for Epoch is its ability to maintain existing clients. Therefore, in addition to investment performance, client service is paramount to Epoch's ongoing operations.

Concurrent with the closing of the Epoch transaction, Management formalized the process of seeking qualified buyers for its electronic commerce software operations, which are conducted through its wholly-owned subsidiary, IW Holdings, Inc. ("IWH"). Prior to the Epoch transaction, Management had already evaluated a number of strategic alternatives and retained third parties to assist with assessing the fair value of IWH. In September 2004, a sale of IWH was completed to the former management of IWH. Due to activities which were specifically directed at the disposal of IWH, the IWH operations have been presented as discontinued operations.

Presently, the Company's common stock is quoted on the OTC bulletin board ("OTCBB") under the symbol "JNEI". The Company expects to change its name and its stock symbol to reflect Epoch as its primary operation at the next annual meeting of stockholders.

The Company uses a fiscal year which ends on June 30 of each calendar year. Because Epoch did not begin operations until April 2004, and reverse acquisition accounting applies to the transaction, prior years' history does not exist. Unless otherwise indicated, references to "2004" indicate the inception-to-date operations of Epoch (April 14, 2004 to June 30, 2004) and operations for June 2, 2004 through June 30, 2004 for J Net and its subsidiaries.

Recent Events and 2004 Highlights

The Epoch Acquisition

On June 2, 2004, J Net acquired Epoch, an investment advisory and investment management business (the "Acquisition"). The Acquisition was treated for accounting purposes as a reverse merger. Therefore, it is treated as if Epoch acquired J Net with Epoch becoming the surviving entity. Epoch was formed in April 2004 and co-founded by Mr. William W. Priest. Mr. Priest has over 30 years experience in the investment advisory business. CI Mutual Funds Inc. ("CI"), a client of Mr. Priest at his former firm, agreed to transfer its contract for subadvisory services to Epoch, representing AUM of approximately $645 million as of April 30, 2004. Other clients of Mr. Priest from his former firm also transferred their accounts to Epoch. As of June 30, 2004, the total AUM was approximately $848 million.

The Merger Agreement

The Acquisition was effected pursuant to the merger of Epoch Acquisition Corp., a Delaware corporation and a newly-created, wholly-owned subsidiary of J Net (the "Acquisition Sub"), with and into Epoch, with Epoch surviving
as a wholly-owned subsidiary of J Net.   Epoch's former stockholders
acquired the right, upon the satisfaction of certain conditions, to be issued shares constituting a majority of the outstanding shares of common stock of J Net, as further discussed below. The merger was consummated under Delaware law and pursuant to an Agreement of Merger and Plan of Reorganization, dated June 2, 2004 (the "Merger Agreement"), as discussed below. J Net intends to carry on Epoch's investment advisory and investment management business as J Net's sole line of business.

Under Nevada law, J Net did not need the approval of its stockholders to complete the merger, as the constituent corporations in the merger were the Acquisition Sub and Epoch. J Net was not a constituent corporation in the merger. The merger and its related transactions were approved by the unanimous written consent of Epoch stockholders.

The Acquisition Consideration

Initial Stock Consideration

In consideration for the Acquisition, the Company issued 6,426,153 shares of J Net Common Stock (the "Common Stock") to the former stockholders of Epoch, representing approximately 42% of the Common Stock issued and outstanding (the "Initial Stock Consideration"). See "Stockholders Agreement," below, for a description of certain vesting provisions concerning the Initial Stock Consideration.

Escrow Consideration

At the closing of the Acquisition, the Company issued and placed into escrow on behalf of the former stockholders of Epoch an additional 2,669,563 shares of Common Stock, representing an additional 9% of Common Stock issued and outstanding (the "Escrow Consideration"). Such stockholders were entitled to the Escrow Consideration if, in at least 45 calendar days but not more than 120 calendar days following the effective date of the Acquisition, Epoch received consents from clients to the transfer of AUM to Epoch of 92.5% of Epoch's target of $842 million ($779 million) based on the market value of such AUM as of April 30, 2004 plus (or less) net additions (or net withdrawals) thereafter. Each such stockholder had the right to vote and receive dividends in respect of the shares held in escrow by J Net. The Escrow Consideration would have been reduced, and shares included therein would have been cancelled, proportionately to the extent such 92.5% of Epoch's target was not achieved. On June 18, 2004, the $779 million AUM target was surpassed. Therefore, on June 18, 2004, all parties mutually agreed that the Escrow Consideration had been earned.

Contingent Stock Consideration

Additional shares of Common Stock will be issued to the former stockholders of Epoch if, in the future, J Net incurs costs relating to taxes for periods prior to the effective time of the Acquisition (the "Contingent Stock Consideration"). The number of common shares which could be issued would be determined by the amount paid in excess of $2 million , up to a maximum amount of $8 million, divided by the market price of common stock on the date of settlement. In June 2004, the Company agreed to make payments of approximately $1.4 million related to these taxes. While there can be no assurance that these payments represent the final amount of taxes due, the Company believes there are no other significant items which could cause the liability to increase.

The foregoing description of the Acquisition is qualified in its entirety by reference to the full text of the Merger Agreement, a copy of which is attached as an exhibit to a Form 8-K filed with the SEC on June 3, 2004.

Stockholders Agreement

J Net, the Epoch stockholders and certain trusts formed by them (their "Family Affiliates"), David R. Markin and Allan R. Tessler (the "Existing Stockholders") entered into a Stockholders Agreement (the "Stockholders Agreement"). The Stockholders Agreement governs vesting, transfers and voting of the shares of J Net Common Stock received by the Epoch stockholders and Family Affiliates in the Acquisition and the J Net shares held by the Existing Stockholders (the "Initial Shares").

     Vesting. The Stockholders Agreement provides that the Initial Shares held by the Epoch stockholders who became employees of the Company after the Acquisition (the "Employee Owners") and their Family Affiliates will be subject to vesting over a three-year period on the following schedule:
12.5% vested as of the date of the Stockholders Agreement, 25% vested as of the first anniversary thereof, 50% vested as of the second anniversary thereof and 100% vested as of the third anniversary thereof. If an Employee Owner's employment with the Company is terminated within three years of the date of the Stockholders Agreement, the unvested Initial Shares held by such Employee Owner and his or her Family Affiliates will be subject to purchase by the Company at a price of $0.01 per share.

     Transfer Restrictions. The Stockholders Agreement prohibits any transfers of Initial Shares by the Epoch stockholders or their Family Affiliates or the Existing Stockholders (together, the "Stockholder Parties") prior to June 2, 2007, except in those circumstances noted below. Thereafter, the Stockholder Parties may transfer their Initial Shares only as follows:

     . Each Employee Owner together with his or her Family Affiliates may, in the aggregate, transfer (1) on and after June 2, 2007 and prior to June 2, 2008, a number of Initial Shares not to exceed 12.5% of the aggregate number of Initial Shares received in the Acquisition by such Employee Owner and Family Affiliates, (2) on and after June 2, 2008 and prior to June 2, 2009, a number of Initial Shares not to exceed 12.5% of the aggregate number of Initial Shares received in the Acquisition by such Employee Owner and Family Affiliates,
        (3) on and after June 2, 2009 and prior to June 2, 2010, a number of Initial Shares not to exceed 25% of the aggregate number of Initial Shares received in the Acquisition by such Employee Owner and Family Affiliates and (4) on and after June 2, 2010, any number of Initial Shares, provided that, in all cases, prior to the first anniversary of the termination of employment of any Employee Owner, neither such Employee Owner nor his or her Family Affiliates may transfer Initial Shares if, as a result of such transfer, such Employee Owner and Family Affiliates would in the aggregate own less than 30% of the aggregate number of Initial Shares received in the Acquisition by such Employee Owner and Family Affiliates. The number of Initial Shares eligible for transfer in any one calendar year but not transferred may be added to the number otherwise eligible to be transferred in any future year.

     . Each Stockholder Party other than the Employee Owners and their Family Affiliates may transfer any Initial Shares on and after the third anniversary of the date of the Stockholders Agreement.

Notwithstanding the foregoing, if an Employee Owner's employment with the Company terminates due to disability or death, the Employee Owner (or his or her estate) and his or her Family Affiliates may transfer any vested Initial Shares without restriction. In addition, the Board of Directors, or a body designated by the Board of Directors, has the authority to make exceptions to any or all of the transfer restrictions applicable to vested Initial Shares contained in the Stockholders Agreement and may permit or cause other persons to become party to the agreement.

     Voting. Each of the Stockholder Parties has agreed to vote their shares and take any other actions necessary to effectuate the following agreements:

     1.  The Company's board of directors will have seven members;

     2. four of those directors will be designated by William W. Priest (of which at least two will not be current or former shareholders or officers of Epoch), who will also have the right to cause the removal and/or replacement of those directors in the future;

     3. three of the directors on the board prior to the effective time of the Acquisition (Allan R. Tessler, David R. Markin and Eugene M. Freedman) shall continue to serve as members of the board; and

     4. the bylaws of the Company shall be amended to provide that the following decisions of the board of directors must be made by a two-third majority: (i) compensation of Mr. Priest except as described below under "CEO Agreement," (ii) issuance of additional shares of the Company's stock to any Employee Owner (other than pursuant to the Merger Agreement) and (iii) any amendment of the Stockholders Agreement.

The Stockholders Agreement provides that the agreement of the Stockholder Parties to vote in accordance with these provisions will expire on June 2, 2007, provided that the obligation of each Employee Owner and his or her Family Affiliates shall continue thereafter with respect to provisions 1 and 2 above as long as any of them holds any Initial Shares and Mr. Priest is employed by the Company.

     CEO Agreement. The Stockholders Agreement provides that prior to the third anniversary thereof, the Company will enter into an employment arrangement with William W. Priest customary for chief executive officers of peer group companies. Such agreement need only be approved by a simple majority of J Net's directors.

     Call Right. The Stockholders Agreement provides that the Company may repurchase 30% of the Initial Shares received in the Acquisition of an Employee Owner and his or her Family Affiliates at a purchase price of $0.01 per share if at any time during employment or the one year after leaving if such Employee Owner engages in:

     . soliciting or accepting business from any person or institution who was a client or prospective client of the Company or its subsidiaries during the year prior to the departure of the Employee Owner (or, in the case of an action taken during employment, during the prior year); and

     . employing or soliciting for employment employees of the Company or its subsidiaries.

Registration Rights Agreement

Pursuant to the Acquisition, the Company entered into a registration rights agreement with stockholders who received shares of Common Stock in the Acquisition (the "Registration Rights Agreement"). The Registration Rights Agreement requires, on demand of either of William W. Priest or Berenson Epoch LLC on up to two occasions for each such stockholder, to prepare and file a registration statement that covers the resale of those shares, and the shares of any other holders of registration rights electing to participate in the registration. In addition, the Company must give the holders of registration rights notice at least 15 days prior to the proposed date of filing a registration statement for the offer and sale of Common Stock for the Company or for any other selling stockholder, and provide these holders with the opportunity to participate and have their Common Stock included in the registration statement, subject to customary underwriter cutback provisions. This participation right does not apply to registration statements related to an employee benefit plan, a dividend reinvestment plan or on Form S-4 or Form S-8 under the Securities Act of 1933, as amended. The Company will bear all expenses incident to the obligations under the Registration Rights Agreement, other than any underwriting fees, discounts or commissions, or any out-of-pocket expenses of the persons exercising the registration rights, or any transfer taxes relating to the resale of their shares.

Board of Directors; Change of Control

Pursuant to the Stockholders Agreement, the total number of members of the board of directors was increased from five to seven. William W. Priest has the right to nominate four members of the Company's board of directors at any meeting of stockholders. Both Mr. Priest and Jeffrey L. Berenson were appointed to the board of directors at the closing of the Acquisition, with Messrs. Alan J. Hirschfield and Robert L. McDonald, Sr. resigning at such time.

Discontinued operations

Upon completion of the Acquisition, Management formalized a process of seeking qualified buyers for IWH, a wholly-owned subsidiary of the Company that conducts business in the electronic commerce software business. Management was already actively evaluating strategic alternatives for these operations prior to the Acquisition, and had retained a third party to assist with identifying prospective buyers and advise on the fair market value of IWH's operations. In September 2004, a sale of IWH's assets to the management of IWH was completed. Due to the fact that a tentative plan to dispose of IWH existed, and activities directly related to disposal of those operations were underway, the operations of IWH have been classified as discontinued operations.

Description of Business

General

Epoch provides investment advisory services to high net-worth individuals and institutions including corporate retirement accounts, endowments, foundations, and mutual funds. Epoch's overall investment philosophy is determined by William W. Priest, and, with respect to the bulk of AUM, will be focused in the near-term on achieving a superior risk-adjusted return by investing in companies that are undervalued relative to the investment team's determination of fair value. The security selection and portfolio construction processes are designed to protect capital in declining markets and participate fully in rising markets.

Managed Asset Classes

Epoch provides clients with a range of investment asset classes designed to meet varying investment objectives. The investment portfolios are offered in the following asset classes: All Cap Equity, Small Cap Equity, Global Small Cap Equity and Balanced. Each equity portfolio will be diversified with respect to sectors, industries and security weightings, with the Global Small Cap Equity portfolios additionally being diversified among countries. Balanced portfolios will consist of an equity portfolio similar to the All Cap Equity portfolio and a fixed income portfolio that includes municipal bonds, U.S. Treasuries and corporate bonds.

Investment Strategy

The investment process builds upon two concepts - return seeking strategies and risk reducing tactics. Security selection drives returns and portfolio construction processes control risk exposure.

     Return Strategy: Security selection involves a business analysis, a cash flow financial analysis, and a valuation process. Epoch analyzes a business in the same manner a private investor would if they were purchasing the entire company. Epoch invests only in those businesses it believes it can understand and only in those businesses where there is confidence in the financial statements from which to build the financial perspectives. Generally, Epoch seeks those businesses that generate excess or "free" cash flow. As a generality, Epoch seeks those securities that have unrecognized potential yet possess a combination of above average yield, above average free cash flow growth and/or a below average valuation.

     Risk Control Strategy: Diversification is the heart of portfolio construction. One wants to neutralize or diversify away the risks one does not want to take. Epoch accomplishes that end by diversifying across attractive sectors, limiting individual holding sizes, and possessing a sell discipline based on a risk/reward analysis of the security price relative to the fundamental business outlook and pre-established sell criteria. The goal is to produce an efficient portfolio with respect to the risk/return relationship. In other words, in light of expectations for returns, Epoch wants to create the least volatile portfolio consistent with those expectations.

Advisory and Subadvisory Service Agreements

Epoch manages the accounts of its clients under investment advisory and subadvisory agreements. Such agreements are usually terminable upon short notice and provide for compensation based on the market value of the client's AUM. Fees are generally payable in arrears on a quarterly basis. Epoch provides overall investment management services including providing advice and recommendations concerning investments and reinvestments. Unless directed otherwise by clients, Epoch has the authority to vote all proxies with respect to a client's assets. Epoch does not provide custodial services, which are provided by third parties designated by each client.

CI transferred its contract for subadvisory services to Epoch, under which Epoch performs substantially the same service as it does under an advisory agreement. Subadvisory fees are computed upon the daily net assets of the client and are payable on a quarterly basis. The CI contract also contains a two-year commitment for the Company to provide subadvisory services.

Distribution Channels

Epoch markets its services through a variety of channels that allow it to expand the reach of investment advisory services. These channels provide the ability to leverage the existing distribution infrastructure and capabilities of other financial services firms and intermediaries and focus on core competency of developing outstanding investment asset classes.

Institutional Investment Consultants

Investment management consulting firms serve as gatekeepers to an overwhelming percentage of corporate pension plans, endowments and foundations, which represent a key Epoch client market. Consultants provide guidance and expertise in setting a client's asset allocation strategy, as well as the establishment of an investment policy. In addition, consultants make recommendations of best in class investment firms that they believe will allow their client's investment objectives to best be met. Epoch will seek consulting firm relationships, and create services to increase the awareness of products in both the consultant community and the potential institutional client base.

Subadvisory Relationships

Subadvisory relationships allow Epoch to extend the reach of investment management services to the clients of another investment company that has far reaching distribution capabilities. In a sub-advisory arrangement, the client would be the investment company through which Epoch's services will be offered to investors. In the subadvisory arrangement with CI, investment advisory services are made available through retail-based mutual fund offerings to Canadian residents. CI sponsors the mutual funds and is responsible for marketing, distribution, operations and accounting related to these funds.

Managed Accounts

Managed accounts are typically high net worth individuals or small institutions. Many of these prospective clients were previous clients of William W. Priest for periods of time ranging from one year to, in a few cases, nearly thirty years. Services provided include asset allocation recommendations as well as portfolio management services.

Growth Strategy

Epoch believes that it will establish a strong platform to support future growth, deriving strength in large part from the experience and capabilities of its management team and skilled investment professionals. Epoch believes that assembling this focused, stable team should contribute to investment performance results, provide quality customer service and a growing array of asset classes under management. Opportunities for future growth are expected to come from existing and new clients, strategic acquisitions and alliances, and strengthening of Epoch's brand name.

Generate growth from clients. Epoch's principals have existing client and consultant relationships. As its primary business objective, Epoch intends to create, maintain and enhance relationships with existing clients, and with investment consultants by providing solid investment performance and a high level of quality service to these relationships. Additionally, Epoch will pursue growth through targeted sales and marketing efforts that emphasize its performance results and client service. New institutional client accounts are generally derived via investment consultants. Epoch intends to establish a dedicated sales effort to this distribution channel.

Attract and retain key employees. In order to achieve Epoch's performance and client relationship objectives, Epoch must be able to attract and retain talented investment professionals. Epoch believes that it is creating a workplace environment in which motivated, performance-driven, and client-oriented individuals thrive. Epoch offers its employees a compensation program that includes strong equity incentives so that the success of the employees will be closely tied to the success of the clients and its business. Epoch believes this is a critical ingredient to continuing to build a stable, client-focused environment.

Pursue strategic acquisitions and alliances. Epoch will evaluate strategic acquisitions, joint ventures and alliances carefully. Epoch may, in time, have an interest in pursuing asset management firms or trust companies that have assets with respect to which Epoch has expertise or those that appear appropriate as a means of expanding the range of asset classes. By acquiring investment firms that successfully manage asset classes in which Epoch does not specialize, Epoch could attract new clients and provide existing clients with a more diversified range of asset classes. Epoch may also consider entering into alliances with other financial services firms that would allow us to leverage core competency of developing superior investment products in combination with alliance partners that provide world-class distribution capabilities.

Competition

Epoch will be subject to substantial and growing competition in all aspects of its business. Barriers to entry to the asset management business are relatively low, and management anticipates that it will face a growing number of competitors. Although no one company dominates the asset management industry, many companies are larger, better known and have greater resources than Epoch.

Further, Epoch competes with other asset management firms on the basis of asset classes offered, the investment performance of those asset classes in absolute terms and relative to peer group performance, quality of service, fees charged, the level and type of compensation offered to key employees, and the manner in which asset classes are marketed. Many of Epoch's competitors have more asset classes and services and may also have substantially greater AUM.

Epoch competes against an ever-increasing number of investment dealers, banks, insurance companies and others that sell equity funds, taxable income funds, tax-free investments and other investment products. Also, the allocation by many investors of assets away from active equity investment to index funds, fixed income or similar asset classes has enhanced the ability of firms offering non-equity asset classes and passive equity management to effectively compete with Epoch. In short, the competitive landscape in which Epoch operates is both intense and dynamic, and there can be no assurance that Epoch will be able to compete effectively in the future as an independent company.

Additionally, most prospective clients perform a thorough review of an investment manager's background, investment policies and performance before committing assets to that manager. In many cases, prospective clients invite a number of competing firms to make presentations. The process of obtaining a new client typically takes twelve to eighteen months from the time of the initial contact. While historically the management of Epoch, via performance of their prior firms, has achieved a degree of success in competing successfully for new clients, it is a process to which the Company must dedicate significant resources over an extended period, with no certainty of success.

Regulation

Virtually all aspects of Epoch's business are subject to various federal and state laws and regulations. These laws and regulations are primarily intended to protect investment advisory clients and stockholders of registered investment companies. Under such laws and regulations, agencies that regulate investment advisers, such as Epoch, have broad administrative powers, including the power to limit, restrict or prohibit such an adviser from carrying on its business in the event that it fails to comply with such laws and regulations. In such an event, the possible sanctions that may be imposed include the suspension of individual employees, limitations on engaging in certain lines of business for a specified period of time, revocation of investment adviser and other registrations, censures and fines. Epoch believes that it is in substantial compliance with all material laws and regulations.

Epoch's business is subject to regulation at both the federal and state level by the SEC and other regulatory bodies. Epoch is registered with the SEC under the 1940 Act and under the laws of relevant states. As a registered investment adviser, Epoch is regulated and subject to examination by the SEC. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary duties, record keeping requirements, operational requirements, marketing requirements and disclosure obligations. Under the rules and regulations of the SEC promulgated pursuant to the federal securities laws, Epoch is subject to periodic examination by the SEC. The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act, ranging from censure to termination of an investment adviser's registration. The failure of Epoch to comply with the requirements of the SEC could have a material adverse effect on us. We believe that Epoch is in substantial compliance with the requirements of the regulations under the Investment Advisers Act.

Cautionary Statements

If any of the following material risks occur, Epoch's business, financial condition or results of operations would likely suffer.

The Company does not have any operating history as an asset management business, and therefore most of the historical financial information may not be indicative of future performance.

The Acquisition was effective on June 2, 2004. Prior to that date, J Net's business was centered on enterprise software and technology infrastructure. The enterprise software business was sold in September 2004 and the technology infrastructure investment activities were suspended. Epoch remains the sole line of business of the Company.

Although the Company is confident the former stockholders and employees of Epoch have experience, good reputations and good prospects in the asset management business, the acquisition of clients and generation of revenue cannot be assured.

Some members of Management are critical to success, and the inability to attract and retain key employees could compromise future success.

Future success will depend to a significant extent upon the services of its executive officers, particularly William W. Priest. There are no employment agreements with any key employees, including Mr. Priest. However, pursuant to the Stockholders Agreement, shares of Common Stock held by Mr. Priest and other former Epoch stockholders who are employees are subject to forfeiture. The loss of the services of one or more key employees or failure to attract, retain and motivate qualified personnel could negatively impact the business, financial condition, results of operations and future prospects. As with other asset management businesses, future performance depends to a significant degree upon the continued contributions of certain officers, portfolio managers and other key marketing, client service and management personnel. There is substantial competition for these types of skilled personnel.

The Company will be effectively controlled by William W. Priest, the Company's Chief Executive Officer.

For at least the first three years following the Acquisition, pursuant to the Stockholders Agreement, William W. Priest will have the right to cause stockholders of the Company expected to hold a majority of the Common Stock outstanding to set the number of directors on the board of directors at seven, and to vote for four persons selected by him for appointment to the board. Moreover, he will have the right to cause such stockholders to remove and/or replace any of these directors at any time. As a result William W. Priest will control the Company's board of directors, and, therefore, business, policies and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of Common Stock or other securities of the company, and the declaration and payment of dividends on the Common Stock.

Stockholders of J Net prior to the Acquisition may experience substantial dilution in the percentage of outstanding shares they own if the Company is required, pursuant to certain provisions in the Merger Agreement, to issue additional shares of Common Stock.

Pursuant to the Merger Agreement, additional shares of the Company's Common Stock will be issued to the former stockholders of Epoch if J Net incurs costs relating to taxes for periods prior to the effective time of the Acquisition of greater than $2 million. Presently, the Company believes it has reached an agreement on all significant matters related to taxes, and therefore believes this risk has been diminished or eliminated. However, there can be no assurance this will be true until the applicable statute of limitations expires.

Negative performance of the securities markets could reduce revenues.

Results of operations could be affected by many economic factors, including the performance of the securities markets. Negative performance in the securities markets or certain segments of those markets or short-term volatility in the securities markets or segments thereof could result in investors withdrawing assets from the markets or decreasing their rate of investment, either of which could reduce revenues. Because most of the anticipated revenues are to be based on the value of AUM, a decline in the value of those assets would also adversely affect revenues. In addition, in periods of slowing growth or declining revenues, profits and profit margins are adversely affected because certain expenses remain relatively fixed.

In particular, approximately fifty percent (possibly more) of AUM are expected to be invested in equity securities of companies with market capitalizations between $200 million and $10 billion, often characterized as small or mid-sized companies. As a consequence, the Company is susceptible to the volatility associated with changes in the market for stocks that fall within these two capitalization classes.

Poor investment performance of the assets managed could adversely affect results of operations.

Because the Company competes with many other asset management firms on the basis of asset classes offered and the investment performance of those asset classes, success is dependent to a significant extent on the investment performance of the assets that are managed. Good performance stimulates new client accounts, which results in higher revenues. Conversely, poor performance tends to result in the loss or reduction of client accounts, with corresponding decreases in revenues.

The business is dependent on investment advisory and subadvisory agreements that are subject to termination or non-renewal; therefore, clients could be lost on very short notice.

Substantially all anticipated revenues are to be derived pursuant to investment advisory and subadvisory agreements with clients. In general, either party may terminate these agreements upon 30 days' notice. Any termination of, or failure to renew these agreements, could have a material adverse impact, particularly because many of the costs are relatively fixed.

The largest client is expected to account for more than 45% of total revenues during the next year, and therefore the Company is dependent to a significant degree on the ability to create and maintain a relationship with this client. There can be no assurance that the Company will be successful in creating or maintaining client relationships. Any failure by the Company to retain one or more large clients or establish profitable relationships with additional clients could have a material adverse effect on the business, financial condition and results of operations.

Any event that negatively affects the asset management industry could have a material adverse effect.

Any event affecting the asset management industry that results in a general decrease in AUM or a significant general decline in the number of advisory clients or accounts could negatively impact revenues. Future growth and success depends in part upon the growth of the asset management industry.

The Company's business is subject to pervasive regulation with attendant costs of compliance and serious consequences for violations.

Virtually all aspects of Epoch's business are subject to various laws and regulations. Violations of such laws or regulations could subject the Company and/or its employees to disciplinary proceedings or civil or criminal liability, including revocation of licenses, censures, fines or temporary suspension, permanent bar from the conduct of business, conservatorship or closure. Any such proceeding or liability could have a material adverse effect upon the business, financial condition, results of operations and business prospects. These laws and regulations generally grant regulatory agencies and bodies broad administrative powers, including, in some cases, the power to limit or restrict the Company from operating business and, in other cases, the powers to place the Company under conservatorship or closure, in the event we fail to comply with such laws and regulations. Due to the extensive regulations and laws to which the Company is subject, Management is required to devote substantial time and effort to legal and regulatory compliance issues. In addition, the regulatory environment in which Epoch operates is subject to change. Epoch may be adversely affected as a result of new or revised legislation or regulations or by changes in the interpretation or enforcement of existing laws and regulations. See " -Regulation."

Potential misuse of assets and information in the possession of portfolio managers and employees could result in costly litigation and liability for the Company and its clients.

Portfolio managers will handle a significant amount of assets, financial and personal information for clients. Although policies have been implemented to minimize the risk of fraudulent taking or misuse of assets and information, there can be no assurance that the policies will be adequate to prevent taking or misuse by portfolio managers or employees. If the policies are ineffective in preventing the fraudulent taking or misuse of assets and information, the Company could be subject to costly litigation, which could consume a substantial amount of resources and distract Management from the operation of the Company and could also result in regulatory sanctions. Additionally, any such fraudulent actions could adversely affect some clients in other ways, and these clients could seek redress against the Company.

Acquisitions, which may be part of the long-term business strategy, involve inherent risks that could compromise the success of the combined business and dilute the holdings of current stockholders.

As part of Epoch's long-term business strategy, it may consider acquisitions of similar or complementary businesses. See " - Growth Strategy." If the Company is not correct when it assesses the value, strengths, weaknesses, liabilities and potential profitability of acquisition candidates or is not successful in integrating the operations of the acquired businesses, the success of the combined business could be compromised. Any future acquisitions will be accompanied by the risks commonly associated with acquisitions. These risks include, among others, potential exposure to unknown liabilities of acquired companies and to acquisition costs and expenses, the difficulty and expense of integrating the operations and personnel of the acquired companies, the potential disruption to the business of the Company and potential diversion of Management's time and attention, the impairment of relationships with and the possible loss of key employees and clients as a result of the changes in management, potential future write-downs related to goodwill impairment in connection with acquisitions, and dilution to the stockholders of the combined company if the acquisition is made for stock of the combined company. In addition, asset classes, technologies or businesses of acquired companies may not be effectively assimilated into the business or have a positive effect on the combined company's revenues or earnings. The combined company may also incur significant expense to complete acquisitions and to support the acquired asset classes and businesses. Further, any such acquisitions may be funded with cash, debt or equity, which could have the effect of diluting the holdings or limiting the rights of stockholders. Finally, Epoch may not be successful in identifying attractive acquisition candidates or completing acquisitions on favorable terms.

The Company's proposed business is vulnerable to systems failures that could have a material adverse effect on our business, financial condition and results of operations.

Any delays or inaccuracies in securities pricing information or information processing could give rise to claims against Epoch, which could have a material adverse effect on the business, financial condition and results of operations. The Company is highly dependent on communications and information systems and on third party vendors for securities pricing information and updates from certain software. Epoch may suffer a systems failure or interruption, whether caused by an earthquake, fire, other natural disaster, power or telecommunications failure, unauthorized access, act of God, act of war or otherwise, and back-up procedures and capabilities may not be adequate or sufficient to eliminate the risk of extended interruptions in operations.

The Company may not be able to fund future capital requirements on favorable terms if at all.

The Company cannot be certain that financing to fund working capital or other cash requirements, if needed, will be available on favorable terms, if at all. Capital requirements will vary greatly from quarter to quarter depending on, among other things, capital expenditures, fluctuations in operating results and financing activities. We believe that current cash and cash equivalents and cash flows from operations will be sufficient to satisfy the Company's cash requirements for the foreseeable future. However, if future financing is necessary, the Company may or may not be able to obtain financing on favorable terms, if at all. Further, any future equity financings could dilute the relative percentage ownership of the then existing holders of Common Stock, and any future debt financings could involve restrictive covenants that limit our ability to take certain actions.

Employees

As of June 30, 2004, the Company employed 28 full-time employees. Nine employees are involved in the portfolio management, research and trading roles, two in marketing, and six in operations and business management. There were eleven full-time employees at IWH, the discontinued operations, as of June 30, 2004. None of the Company's employees are covered by a collective bargaining agreement and Management believes that it has satisfactory employee relations.

ITEM 2.  PROPERTIES
         __________

The Registrant, J Net Enterprises, Inc., has its corporate headquarters in Wilson, Wyoming under a month-to-month lease. Certain administrative support and corporate affairs are conducted in offices in Plano, Texas with approximately 3,000 square feet under a lease which expires in February 2005. The Company expects to operate its business in New York, New York and will be evaluating its structure in the near future.

Epoch is conducting its primary operations through a month-to-month space use agreement with approximately 6,500 square feet in New York, New York and anticipates relocating to permanent office space in early calendar 2005. On September 15, 2004, Epoch entered into an office space lease to occupy approximately 10,000 square feet in New York, New York. This office space will become the principle office of the Company. Epoch also has an office space lease in Sherman Oaks, California.

IWH, the discontinued operations, has its principal offices in New York, New York and leases approximately 2,000 square feet of office space. The lease on the office space renews in three-month increments. The current renewal expires in October 2004.

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

ITEM 3.  LEGAL PROCEEDINGS
         _________________

The Company and its subsidiaries are not a party to any legal matters that could have a material impact on its operations as of June 30, 2004. However, InterWorld, an inactive 95.3% owned subsidiary of J Net, is subject to one claim.

On March 8, 2001, as amended on May 29, 2001, InterWorld received notice that the SEC commenced a formal order directing a private investigation by the SEC with respect to whether InterWorld engaged in violations of Federal Securities Laws as it relates to InterWorld's financial statements, as well as its accounting practices and policies. Also under review by the SEC is certain trading in InterWorld stock. All the above events are related to periods prior to J Net or Epoch's common stock ownership in InterWorld.

The investigation is confidential and the SEC has advised that the investigation should not be construed as an indication by the SEC or its staff that any violation of law has occurred nor should the investigation be construed as an adverse reflection on any person, entity or security. Although the Company is unaware of any activity with respect to the investigation for more than two years, InterWorld intends to fully cooperate with the SEC.

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

In May 2004, InterWorld Corporation filed for protection under Chapter 7 of the U.S. Bankruptcy Code. InterWorld has no assets, and has liabilities of approximately $1.7 million.

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

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         _____________________________________________________________
         MATTERS
         _______

The Company's Common Stock is quoted on the OTCBB under the trading symbol JNEI. The following table sets forth the range of prices for shares of the Common Stock for the fiscal quarters indicated. No cash dividends were paid during those fiscal quarters.

                               COMMON STOCK
__________________________________________________________________________
                                          High           Low
__________________________________________________________________________

Fiscal 2004
  First Quarter                           $1.40         $ .75
  Second Quarter                           1.40          1.00
  Third Quarter                            1.47          1.25
  Fourth Quarter                           3.00          1.40
__________________________________________________________________________

Fiscal 2003
  First Quarter                           $ .90         $ .53
  Second Quarter                            .75           .48
  Third Quarter                            1.56           .70
  Fourth Quarter                           1.71          1.08
__________________________________________________________________________

As of September 24, 2004 there were 1,147 holders of record of the Company's Common Stock. The number of holders of record of the Company's Common Stock on September 24, 2004 was computed by a count of record holders.

Dividends

No cash dividends were paid during the year ended June 30, 2004. Future payment of quarterly cash dividends, if any, is subject to periodic review and reconsideration by the Company's Board of Directors.

Recent issuance of unregistered securities

Upon the closing of the business combination with Epoch, Allan R. Tessler was awarded 200,000 restricted shares of the Company's Common Stock, priced at $1.50 per share, for his role in identifying and closing the business combination with Epoch.

Equity Compensation Plan Information


The following table provides information regarding the status of the Company's former and proposed equity compensation plans at June 30, 2004:

                                Number of                                     Number of securities
                             securities to be                                 remaining available
                               issued upon                                     for future issuance
                               exercise of         Weighted-average               under equity
                                 options,          exercise price of             compensation plans
                               warrants and       outstanding option,        (excluding  securities)
Plan Category                     rights          warrants and rights         reflected in Column A
_____________                _________________    ___________________         ______________________

Equity Compensation plan
  approved by security
  holders                         795,000                 $ 9.05                          - (a)

Equity compensation plans
  not approved by security
  holders                         610,000                 $12.38                          -

Equity compensation plans
  not approved by security
  holders                              -                       -                  3,000,000 (b)

(a)  The Company's 1992 Incentive and Nonqualified Stock Option Plan expired on September 30, 2002.
The remaining options under this plan will remain open until they are exercised, cancelled or expire.

(b)  The proposed plan will be submitted to the Company's stockholders for approval at the next annual meeting of stockholders.

ITEM 6.  SELECTED FINANCIAL DATA
         _______________________

The following is selected financial data of the Company. Epoch commenced operations on April 14, 2004. Accordingly, the selected financial data reflects this limited operating history (dollars in thousands, except per share data):

Statement of Operations Data                Inception to June 30, 2004
____________________________                __________________________

Operating Data:
______________

Loss from continuing operations                      $(1,013)
Income from discontinued operations                       21
                                                     _______
  Net loss                                           $  (992)
                                                     =======

Basic and diluted loss per share
  from continuing operations                         $  (.15)
                                                     =======
Basic and diluted earnings per share
  from discontinued operations                       $     -
                                                     =======
Average outstanding common shares from
  inception to June 30, 2004                           6,718
                                                     =======

Balance Sheet Data

  Total assets                                       $17,152
                                                     =======

  Short-term investments                             $ 4,967
                                                     =======

  Long-term debt                                           -

  Stockholders' equity                               $12,687
                                                     =======

  Assets under management (in millions)              $   848
                                                     =======

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         _______________________________________________________________
         RESULTS OF OPERATIONS
         _____________________

Forward-looking Statements; Risks and Uncertainties
Certain information included in this Annual Report on Form 10-K and other materials filed or to be filed by the Company with the SEC contains statements that may be considered forward-looking. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", "should", and similar expressions are intended to identify forward-looking statements. In addition, from time to time, the Company may release or publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, customer developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.

There are numerous risks which may affect the results of operations of the Company. Factors which affect the Company's success include, but are not limited to, its ability to maintain existing customers, the ability to attract new clients, market performance and retention of key employees. In addition, the strategy of pursuing acquisitions has inherent risks and its success is dependent on the ability to identify and acquire businesses or assets on terms which are favorable to the Company. There can be no assurance that any of these operating factors or acquisitions can be achieved, or that, if undertaken, they will be successful.

Overview
The Company provides investment advisory and investment management services to its clients. Its operating subsidiary, Epoch, is a registered investment advisor under the 1940 Act. Its business operations are to manage investment assets for mutual funds, endowments, foundations and high net-worth individuals. Epoch's revenues are generally derived from a percentage of AUM. Therefore, revenues are dependent on (i) performance of financial markets, (ii) the ability to maintain existing clients, and (iii) changes in the composition of AUM. The management team is led by William
W. Priest. Mr. Priest has over 30 years of experience in the investment advisory business. The overall investment philosophy is determined by Mr. Priest and, with respect to the majority of the AUM, is focused in the near-term on achieving a superior risk-adjusted return by investing in companies which are undervalued relative to the investment team's fair value determinations. Security selection and portfolio composition are designed to protect capital in declining markets while participating in rising markets.

The Company uses a fiscal year which ends on June 30 of each calendar year. The June 2, 2004 business combination between J Net and Epoch was treated as a reverse merger. Therefore, Epoch's historical operations, which are limited, provided the basis for this Management's Discussion and Analysis. The consolidated June 30, 2004 results of operations reflect April 14, 2004 (the date on which Epoch began conducting business operations) through June 30, 2004 operations for Epoch and the June 2, 2004 through June 30, 2004 operating results for J Net and its subsidiaries, the date upon which J Net's operations became consolidated with those of Epoch.

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

Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.

The June 2, 2004 Acquisition, pursuant to generally accepted accounting principles in the United States, was treated as a reverse acquisition. In a reverse acquisition, the "legally acquired" company (Epoch) becomes the surviving reporting entity. Epoch began conducting business operations in April 2004. Therefore, there are no preceding years to compare operating results.

Revenue recognition
Investment advisory and management fees are generally recognized as services are provided pursuant to specific terms contained in advisory or subadvisory contracts between Epoch and its clients. Such contracts generally call for revenue to be determined as a percentage of AUM. Generally, payments are received on a quarterly basis, in arrears. Advance payments, if received, are deferred and recognized during the periods for which services are provided.

Stock-based compensation
Pursuant to the terms of the Acquisition, the Company issued 9,095,716 shares of its Common Stock to the former shareholders of Epoch. A total of 5,531,352 of these shares were issued to shareholders who became employees of the Company. These shares have a three-year vesting period, subject to those employees continuing employment with the Company. Assuming the employees remain with the Company, 790,190 shares, 1,580,381 shares and 3,160,761 shares will vest on June 2, 2005, 2006 and 2007, respectively. A total of 1,046,135 of the shares subject to vesting were attributable to the Escrow Consideration as defined in the Merger Agreement. These shares were not deemed to be earned until June 18, 2004, the date on which AUM surpassed the targets established in the Merger Agreement. As a result, the value of these shares is based on a share price of $2.03, the closing price of J Net's Common Stock on June 18, 2004. The other 4,485,217 shares were valued on June 2, 2004 at $1.50 per share, the effective date of the Acquisition. Total stock compensation expense in 2004, as it relates to the employees who were issued stock, was $.5 million. Stock compensation expense for the next three years related to the 5,531,352 shares scheduled to vest will total $9.2 million.

Discontinued Operations
Prior to the Acquisition, the Company conducted operations in the electronic commerce software business. Concurrent with the closing of the Acquisition, the Company formalized its plan to divest this line of business, which was conducted through IWH. As a result, the IWH financial information is being reported as a discontinued operations. Management completed the sale of the assets of IWH in September 2004.

Capital Resources and Liquidity

Liquidity
As of June 30, 2004, the Company had $15.8 million of cash and short-term investments and no long-term debt. The Company expects to experience losses from operations in fiscal year 2005 as the Epoch line of business ramps up its operations. In addition, in July 2004, the Company paid $1.4 million to the Internal Revenue Service ("IRS") to settle certain income tax matters related to previously received refunds. While Management believes this payment constitutes full settlement for all issues identified by the IRS, the statue of limitations remains open for periods covered by this assessment. There can be no assurance that other issues will not arise until such statutes expire. Management continually seeks ways to reduce overhead cost and enhance its operations to reduce the existing funding requirements. Existing sources of funds are generated from investment advisory revenues, sales from the discontinued operations, interest from cash deposits, and its limited partnership interest in Mariner Partners, L.P. ("Mariner") earnings. Despite the expected operating losses anticipated in the near future, Management believes the existing cash and short-term investments are adequate to provide resources for the Company to pursue its business opportunities.

Contractual Obligations
The Company has a noncancellable office lease in New York, New York which expires on December 31, 2010. In January 2002, this office lease was subleased to a non-related third party. The Company remains responsible for obligations under the original lease. Future minimum receipts from the sublease, net of profit sharing with the landlord, are $3.6 million.
Future minimum payments under such lease total $3.0 million at June 30, 2004.

There is also a noncancellable office lease in Plano, Texas. Future minimum payments under such lease, which expires in February 2005 total $64 thousand as of June 30, 2004. Future minimum payments under the discontinued operations lease which expires on October 31, 2004, totals $40 thousand at June 30, 2004. Epoch also has an office space lease in Sherman Oaks, California.

The investment advisory line of business does not have a long-term lease arrangement as of June 30, 2004. Currently, business is conducted through a space use agreement with a related party occupying approximately 6,500 square feet of office space located in New York, New York. On September 15, 2004, Epoch entered into a long-term lease with an unrelated party and expects to relocate business operations early in calendar 2005. The lease contains approximately 10,000 square feet of office space in New York, New York. Future minimum lease payments under the lease entered into on September 15, 2004 total $6.9 million and are presented on the table which follows (dollars in thousands). No cash payments are due on the lease until October 2005.

                                     Fiscal Years Ended June 30,
                           ___________________________________________

                                   2006 -   2009 -  2011 and
                           2005    2008     2010    thereafter   Total
                           ____   ______   ______   __________   ______

Future minimum payments    $ -    $1,831   $1,332     $3,751     $6,914
                           ===    ======   ======     ======     ======

The following table outlines the consolidated lease obligations of the Company, including Epoch's September 15, 2004 commitments (dollars in thousands):

                                        Fiscal Years Ended June 30,
                              ___________________________________________

                                      2006 -   2009 -  2011 and
                              2005    2008     2010    thereafter  Total
                              ____    ______   ______  __________  ______

Lease Obligations
  Gross operating lease
    obligations              $ 577   $ 3,288  $ 2,293    $3,911    $10,069
  Sublease receipts           (538)   (1,704)  (1,163)     (193)    (3,598)
                             _____   _______  _______    ______    _______
    Net lease obligations    $  39   $ 1,584  $ 1,130    $3,718    $ 6,471
                             =====   =======  =======    ======    =======

Cash Flows
Net cash used in operating activities in 2004 was $.2 million which reflects start-up costs for the investment advisory and management line of business.

Results of Operations

General
Due to the reverse merger accounting for the Acquisition, the consolidated results of operations are limited to the following items:

(i)    income and expenses of Epoch from April 14, 2004 through June 30,
       2004;

(ii) the consolidated results of operations from June 2, 2004, the effective date of the Acquisition, through June 30, 2004, for J Net and its subsidiaries continuing operations; and

(iii)  the discontinued operations for the period of June 2, 2004 to June
       30, 2004.

Summarized results of operations for 2004 (dollars in thousands):

Revenues                                      $    70
General and administrative expenses              (371)
Stock compensation expenses                      (771)
                                              _______
Loss from continuing operations                (1,072)
Other income, net                                  59
                                              _______
Net loss from continuing operations            (1,013)
Income from discontinued operations                21
                                              _______
  Net loss                                    $  (992)
                                              =======

Revenues
Revenues from investment advisory and management services were $70 thousand and represent only a partial month of June 2004. Subadvisory fees from CI for the period of June 21, 2004 through June 30, 2004 were $32 thousand, almost one-half of the total revenues. Between June 18, 2004 and June 30, 2004, forty-three additional accounts were transferred to Epoch and accounted for the additional $38 thousand of revenue.

Operating expenses
The $371 thousand of expenses consist primarily of salaries and benefits for employees, cost associated with specialized computer trading software, communication related expenses, third party professional services for compliance with the 1940 Act, general corporate legal services, and independent accounting costs. For the June 2004 period, rental expenses were not significant due to Epoch not incurring rent until the beginning of July 2004. Net rental expenses from the J Net operations are not significant due to subleasing arrangements which offset primary lease costs. When the Company obtains permanent office facilities for the Epoch operations, rental expenses will become a significant component of operating costs.

Stock compensation expense totaled $771 thousand. Of this total, $300 thousand represented an award of 200,000 shares of the Company's Common Stock to Allan R. Tessler for his role in identifying and closing the business combination with Epoch. Prior to the Acquisition, Mr. Tessler served as Chairman of the Board and Chief Executive Officer. On June 18, 2004, the Chief Executive Officer position was assumed by William W. Priest, a co-founder of Epoch.

The remaining stock compensation expense of $471 thousand reflects the portion of the Escrow consideration which was earned on June 18, 2004 when AUM exceeded the target established in the Merger Agreement. Upon achievement of this target the Escrow consideration shares were released to the Epoch stockholders. The compensation expense reflects only the portion of Escrow Consideration which became vested upon release. Additional vesting will occur over the next three years pursuant to the vesting terms outlined in the Stockholders Agreement.

For the next three years, non-cash stock compensation expenses will be significant as the shares issued to the former Epoch stockholders vest. Excluding the issuance of any additional restricted stock to employees, officers or directors, stock compensation costs associated with the vesting of the Initial Shares and Escrow Consideration will be $1.3 million in fiscal 2005 and $2.6 million and $5.2 million for fiscal years 2006 and 2007, respectively.

Loss from continuing operations
The 2004 loss of $1.0 million reflects $70 thousand of revenues earned from the initial transfers of contracts which began in late June 2004, less the cash-based start-up costs and noncash stock compensation expenses.

Discontinued operations
The following table summarizes the results from discontinued operations of IWH, an electronic commerce software and services provider, for the period from June 2, 2004 to June 30, 2004. These operations were sold in September 2004 (dollars in thousands).

Revenues                           $ 198
Operating expenses                  (177)
                                   _____
Income from operations             $  21
                                   =====

Revenues from discontinued operations
Revenues consist primarily of software support maintenance fees and professional consulting services. Maintenance revenue was $131 thousand and represents the most significant component of revenue. Payments for maintenance are billed and received in advance of services being provided. Revenue is recognized only after receipt of cash and amortized over the periods in which services were provided. There were 15 customers receiving maintenance support as of June 30, 2004.

Professional service revenues were $65 thousand. Revenues are recognized pursuant to service contracts with specific terms and deliverables. Revenue from contracts which require services over a number of periods are generally recognized using a percentage of completion method.

Operating expenses of discontinued operations
The predominant operating costs are personnel-related, which represent approximately 55% of total operations. A portion of software development is provided by third party contractors. Costs for those contractors represent approximately 25% of monthly operating costs. The balance of expenses are related to office rentals and related services and supplies.

Income from discontinued operations
The IWH operation was slightly profitable. However, the sustainability of such profits is largely dependent on its ability to obtain new clients.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
          _________________________________________________________

The Company invests its free cash in various financial instruments, money markets, and short-term investments in Mariner, which entail certain risks. Presently, the Company does not participate in hedging activities nor does it have any derivative financial instruments. In July 2004, the Company began liquidating its short-term investments in Mariner.

Cash and cash equivalents, including earning instruments which earn interest over short periods of time (7 - 35 days), are exposed to market risk due to changes in interest rates, which impacts interest income. Cash balances also exceed amounts which are guaranteed by the Federal Deposit Insurance Corporation. The Company maintains its cash in institutions which have superior credit ratings and consistently monitor the quality of the institution where its cash is deposited.

The value of AUM can be affected by changes in interest rates and fluctuations in financial markets. The Company's revenue is derived from the value of AUM. Therefore, revenues and results of operations can be negatively affected by adverse changes in the prices of securities or interest rates.

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

During the fiscal years ended June 30, 2003 and 2002 and through January 16, 2004, there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the matter of the disagreement(s) in connection with their report.

The Company selected CF & Co., L.L.P. ("CF & Co.") as its new independent auditors as of January 16, 2004.

ITEM 9A.  CONTROLS AND PROCEDURES
          _______________________

Within the 90-day period prior to the filing of this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer (the "CEO"), the Chief Operating Officer ("COO") and the Chief Financial Officer ("CFO"), of the effectiveness and design of disclosure controls and procedures, pursuant to Securities and Exchange Act Rule 13a-15(b), used to prepare consolidated financial statements. Based on that evaluation, the CEO, COO and CFO have concluded the disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports filed or to be filed with the SEC are adequate and are operating in an effective manner.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation.

                                 PART III

Item 10.  Directors and Officers of the Registrant
          ________________________________________

Item 11.  Executive Compensation
          ______________________

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          ______________________________________________________________

Item 13.  Certain Relationships and Related Transactions
          ______________________________________________

Item 14.  Principal Accounting Fees and Services
          ______________________________________________

The information required by items 10, 11, 12, 13 and 14 are incorporated by reference from the 2004 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this report.

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

(b)  Reports on Form 8-K

Date of Report              Item(s)        Description
______________              _______        ___________

May 27, 2004                   5           Disclosure of voluntary petition
                                           of Bankruptcy of InterWorld
                                           Corporation.

June 3, 2004              1, 2, 7 and 9    Acquisition of Epoch.

August 17, 2004
on Form 8-K/A               2 and 7        Amendment to June 3, 2004 Form
                                           8-K to include required Pro
                                           Forma Financial Information.

September 14, 2004        2.01 and 9.01    Sale of assets of IW Holdings,
                                           Inc.

(c)  Exhibits

     2.1 Agreement of Merger and Plan of Reorganization dated as of June 2, 2004 (F)
     3.1   Articles of Incorporation of the Registrant, as amended (E)
     3.2   By-laws of the Registrant, as amended (A)
     4.1 Stockholder Rights Agreement dated as of July 11, 1994 between the Registrant and Continental Stock Transfer & Trust Company, as Rights Agent (D)
    10.1   Indemnification Agreement (Sample) (B)
    10.2   1992 Incentive and Non-qualified Stock Option Plan (C)(G)
    10.40 Stockholders Agreement dated as of June 2, 2004 among J Net Enterprises, Inc. and certain of its stockholders (F)
    10.41 Registration Rights Agreement dated as of June 2, 2004 among J Net Enterprises, Inc. and certain of its stockholders (F)
    10.42  Audited Financial Statements of J Net as of June 1, 2004 (I)
    10.43 Asset Purchase Agreement by and between InterWorld Holdings, LLC as buyer and IW Holdings, Inc. as seller dated September 9, 2004
           (H)
    21.1   List of Registrant's subsidiaries (I)
    31.1   Principal Executive Officer Certification (I)
    31.2   Principal Financial Officer Certification (I)
    32.1   Certification of Chief Executive Officer pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (I)
    32.2   Certification of Chief Financial Officer pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (I)

           (A) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended June 30, 1989.
           (B) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended June 30, 1991.
           (C)  Incorporated by reference to Registrant's 1992 Proxy
                Statement.
           (D) Incorporated by reference to Registrant's Form 8-A dated July 12, 1994.
           (E) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended June 30, 2000.
           (F) Incorporated by reference to Registrant's Form 8-K dated June 3, 2004.
           (G) Management contract or compensatory arrangement which is separately identified in accordance with Item 15(a)(3) of Form 10-K.
           (H) Incorporated by reference to Registrant's Form 8-K dated September 14, 2004.
           (I)  Included herein.

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

Dated:  September 28, 2004              J NET ENTERPRISES, INC.
                                              (Registrant)

                                        By:  /s/ William W. Priest
                                             _____________________
                                             William W. Priest
                                             Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                 Title                     Date
      _________                 _____                     ____

/s/ Allan R. Tessler      Chairman of the Board         September 28, 2004
____________________
Allan R. Tessler

/s/ William W. Priest     Chief Executive Officer       September 28, 2004
_____________________
William W. Priest

/s/ Mark E. Wilson        Chief Financial Officer       September 28, 2004
__________________
Mark E. Wilson            (Principal Financial Officer)

/s/ Jeffrey L. Berenson   Director                      September 28, 2004
_______________________
Jeffrey L. Berenson

/s/  Peter A. Flaherty    Director                      September 28, 2004
______________________
Peter A. Flaherty

/s/ Eugene M. Freedman    Director                      September 28, 2004
______________________
Eugene M. Freedman

/s/ David R. Markin       Director                      September 28, 2004
___________________
David R. Markin

                  J NET ENTERPRISES, INC. AND SUBSIDIARIES
               INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA
                    AND FINANCIAL STATEMENT SCHEDULES
                           [ITEMS 8 AND 15(a)]

(1)  FINANCIAL STATEMENTS:

     Report of Independent Auditors

     Consolidated Balance Sheet
     June 30, 2004

     Consolidated Statement of Operations
     For the period from April 14, 2004 (date of inception) to June 30,
     2004

     Consolidated Statement of Stockholders' Equity
     For the period from April 14, 2004 (date of inception) to June 30,
     2004

     Consolidated Statement of Cash Flows
     For the period from April 14, 2004 (date of inception) to June 30,
     2004

     Notes to Consolidated Financial Statements

(2)  SUPPLEMENTARY DATA:

     Quarterly Financial Information (Unaudited)
     Fourth Quarter Ended June 30, 2004

Certain financial statement schedules are omitted because the required information is provided in the Consolidated Financial Statements or the notes thereto.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.


           Report of Independent Registered Public Accounting Firm
           _______________________________________________________

We have audited the accompanying consolidated balance sheet of J Net Enterprises, Inc. and Subsidiaries as of June 30, 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the period from April 14, 2004 (date of inception) to June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of J Net Enterprises, Inc. and Subsidiaries as of June 30, 2004, and the consolidated results of their operations and their cash flows for the period from April 14, 2004 (date of inception) to June 30, 2004, in conformity with U.S. generally accepted accounting principles.

                                        CF & Co., L.L.P.

Dallas, Texas
September 24, 2004


                   J NET ENTERPRISES, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEET - JUNE 30, 2004
                            (Dollars in thousands)

ASSETS
______

Current assets:
  Cash and cash equivalents                            $ 10,801
  Short-term investments                                  4,967
  Accounts receivable, net                                   70
  Prepaid expenses                                           76
  Current assets of discontinued operations                 266
                                                       ________
      Total current assets                               16,180
                                                       ________

Investments in technology-related businesses                157

Property and equipment, net of accumulated
  depreciation                                              329

Other non-current assets                                    449
Non-current assets of discontinued operations                37
                                                       ________
      Total assets                                     $ 17,152
                                                       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
____________________________________

Current liabilities:
  Accounts payable and accrued expenses                $  1,941
  Federal income taxes payable                            1,373
  Accrued interest payable                                  110
  Liabilities of discontinued operations                    657
                                                       ________
      Total current liabilities                           4,081
                                                       ________

Deferred rent                                               172
Other non-current liabilities                               212

Commitments and contingencies (Note 9)

Stockholders' equity:
  Preferred stock - authorized 1,000,000
    shares of $1 par value; none issued                       -
  Common stock - authorized 60,000,000
    shares of $.01 par value; 19,529,186
    shares issued                                           195
  Additional paid-in capital                             38,696
  Retained earnings (deficit)                              (992)
  Unearned compensation                                  (9,157)
  Less 1,694,449 shares of common stock
    in treasury, at cost                                (16,055)
                                                       ________
      Total stockholders' equity                         12,687
                                                       ________
      Total liabilities and stockholders' equity       $ 17,152
                                                       ========

See Notes to Consolidated Financial Statements.

                   J NET ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
   FOR THE PERIOD FROM APRIL 14, 2004 (DATE OF INCEPTION) TO JUNE 30, 2004
                 (Dollars in thousands, except per share data)


Revenues, net:
  Investment advisory and management fees                $    70
                                                         _______

Operating expenses:
  Employee related costs                                     135
  Professional fees and services                              85
  General and administrative                                 151
  Stock-based compensation                                   771
                                                         _______
    Total operating expenses                               1,142
                                                         _______

Operating loss from continuing operations                 (1,072)
                                                         _______

Other income (expense):
  Interest and other income                                   69
  Interest expense                                           (10)
                                                         _______
    Total other income                                        59
                                                         _______

Loss from continuing operations before
  income tax                                              (1,013)
                                                         _______

Provision (benefit) for income taxes                           -
                                                         _______

Loss from continuing operations, net of tax               (1,013)
                                                         _______

Income from discontinued operations, net
  of $0 taxes                                                 21
                                                         _______

    Net loss                                             $  (992)
                                                         =======

Basic and diluted loss per share
  Loss from continuing operations                        $  (.15)
  Income from discontinued operations                          -
                                                         _______
Basic and diluted loss per share                         $  (.15)
                                                         =======

See Notes to Consolidated Financial Statements.

                              J NET ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
             FOR THE PERIOD FROM APRIL 14, 2004 (DATE OF INCEPTION) TO JUNE 30, 2004
                                   (Dollars and shares in thousands)


                        Common Stock   Additional  Unearned     Retained  Treasury Stock
                        ____________    Paid-In     Stock       Earnings  _______________
                        Shares Amount   Capital   Compensation  (Deficit) Shares  Amount     Total
                        ______ ______  __________ ____________  _________ ______  _______   _______
Issuance of common
  shares at formation
  of Epoch on
  April 14, 2004             1 $  -    $  100       $     -     $     -        -  $      -  $   100
Exchange of
  outstanding
  Epoch common shares
  for 9,096 common
  shares of J Net        9,095   91       (91)                                                   -
Recapitalization to
  to reflect reverse
  merger                10,233  102    28,761                             (1,694)  (16,055)  12,808
Stock-based
  compensation                          9,628        (9,628)                                      -
Issuance of restricted
  common stock             200    2       298                                                   300
Amortization of
  stock-based
  compensation                                          471                                     471
Net loss from
  continuing
  operations                                                     (1,013)                     (1,013)
Income from
  discontinued
  operations                                                         21                          21
                        ______ ____   _______       _______     _______   ______  ________  _______
Balance June 30,
  2004                  19,529 $195   $38,696       $(9,157)    $  (992)  (1,694) $(16,055) $12,687
                        ====== ====   =======       =======     =======   ======  ========  =======

See Notes to Consolidated Financial Statements.


                   J NET ENTERPRISES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS
   FOR THE PERIOD FROM APRIL 14, 2004 (DATE OF INCEPTION) TO JUNE 30, 2004
                              (Dollars in thousands)


Operating activities:
  Net loss                                                   $   (992)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Stock-based compensation                                    771
      Income from discontinued operations                         (21)
      Depreciation                                                  9

  Changes in assets and liabilities:
    Accounts receivable                                           (70)
    Short-term investments                                        (13)
    Prepaid expenses and other current assets                     (74)
    Other non-current assets                                       (5)
    Accounts payable and other current liabilities                163
    Deferred rent                                                  (2)
                                                             ________
      Net cash used in continuing operations                     (234)
      Net cash used in discontinued operations                    (13)
                                                             ________
        Net cash used in operating activities                    (247)
                                                             ________

Investing activities:
  Acquisition of J Net                                         11,291
  Purchase of property and equipment                             (338)
                                                             ________
      Net cash provided by investing activities -
        continuing operations                                  10,953
      Net cash used in discontinued operations                     (5)
                                                             ________
        Net cash provided by investing activities              10,948
                                                             ________

Financing activities:
  Issuance of common stock                                        100
  Proceeds from promissory note from related party                100
  Repayment of note to related party                             (100)
                                                             ________
      Net cash provided by financing activities                   100
                                                             ________

Net decrease in cash and cash equivalents                      10,801
Cash and cash equivalents at beginning of period                    -
                                                             ________
Cash and cash equivalents at end of period                   $ 10,801
                                                             ========

Supplemental disclosures of cash flow data:
  None

Non-cash investing and financing activities:
  Issuance of Common Stock to Epoch Stockholders
    for non-cash assets                                      $  1,517
  Accrued acquisition, formation and disposition             $    539

See Notes to Consolidated Financial Statements.

                  J NET ENTERPRISES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Significant Accounting Policies And Business
Business:
On June 2, 2004, J Net Enterprises, Inc. ("J Net") completed a reverse acquisition transaction with Epoch Investment Partners, Inc. ("Epoch"), an investment advisory and investment management service provider. The terms of this transaction are more fully described in Note 2 - Business Combination. In a reverse acquisition, the company that was legally acquired, Epoch in this case, is treated as if it had acquired the legal acquiror (J Net). The accounting for a reverse acquisition, pursuant to generally accepted accounting principles in the United States, dictates that the legally acquired company becomes the surviving reporting entity. Therefore, Epoch has become the Registrant as defined by the Securities and Exchange Commission (the "SEC"). References to the "Company" or "Epoch" are intended to refer to Epoch's business from its inception on April 14, 2004 and the consolidated results of J Net and its subsidiaries from June 2, 2004, the effective date of the business combination through June 30, 2004. Epoch does not have a predecessor business. The J Net name is still being utilized. However, Management intends to change the name to Epoch Holdings Corporation at the next annual meeting of stockholders. When the name is changed, the CUSIP and stock trading symbol will also be changed.

The Company, a registered investment advisor under the Investment Advisers Act of 1940 (the "1940 Act") manages investment assets and provides services to mutual fund clients, endowments, foundations and high net-worth individuals. Epoch expects to increase its customer base to include corporate pension funds, public retirement plans, and expand on its existing client portfolio. Revenues are generally derived from a percentage of assets under management ("AUM"). As a result, fluctuations in financial markets combined with changes in the composition of AUM can significantly impact revenue and results of operations.

Concurrent with the closing of the transaction described above, Management committed to a plan of seeking qualified buyers for its e-commerce software operations, which are conducted through its wholly-owned subsidiary, IW Holdings, Inc. ("IWH"). Prior to the Epoch transaction, Management had already evaluated a number of strategic alternatives and retained third parties to assist with the assessment of the fair value of IWH. In September 2004, a sale of IWH was completed to the former management of IWH. Due to the activities which were specifically directed at disposal of IWH, the operations have been reflected as discontinued operations.

Business segments:
The Company's sole line of business is the investment advisory and investment management business.

Principles of consolidation and basis of presentation:
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions are eliminated. The Company's fiscal year ends on June 30. Unless specifically stated otherwise, references to 2004 refer to the consolidated operations from April 14, 2004 (the inception of operations) through June 30, 2004 for Epoch plus the consolidated results for J Net and its subsidiaries from June 2, 2004 through June 30, 2004.

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

Short-term investments:
The Company owns short-term investments in Mariner Partners, L.P. ("Mariner"), a private investment fund. The Company can withdraw all or a portion of its investment upon 45 days prior written notice. The Company classifies those securities as short-term investments and records changes in the value of the accounts in the item captioned interest and other income in the accompanying Consolidated Statement of Operations. In July 2004, the Company began liquidating its short-term investments in Mariner.

Fair value of financial instruments:
The carrying value of certain of the Company's financial instruments, including accounts receivable, accounts payable and accrued expenses, approximates fair value due to their short maturities.

Financial instruments with concentration of credit risk:
The financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. Epoch invests its cash and cash equivalents with financial institutions in amounts which, at times, may be in excess of the FDIC insurance limits. Cash is also invested in several high-grade securities which limits exposure to concentrations of credit risk.

The Company owns short-term investments which are managed by Mariner.

Revenue recognition:
Investment advisory and management fees are recognized as services are provided. Fees are determined pursuant to contracts with each client and are generally based on a percentage of AUM. The fees are billed quarterly, in arrears.

Investments in Technology-Related Businesses:
The Company holds minority investments in privately held, nonpublic technology-related companies. Ownership in these companies ranges from less than 1% to 14%. The Company uses the cost method to account for these investments. There are no plans to make additional investments.

It is the policy of the Company to evaluate its investments in Technology-Related Businesses for possible impairment on a quarterly basis.
Management uses a number of different criteria when evaluating an asset for possible impairment. Indicators such as significant decreases in market value of an investment, discounted cash flow analyses, adverse changes in the business climate or legal matters, losses of significant customers or new technologies which could accelerate obsolescence of business products and sustained operating losses and cash flows which cannot be resolved or improved within a reasonable amount of time to justify continued business operations are used by Management when making its evaluations. Due to the application of reverse merger accounting for the business combination, the assets and liabilities of J Net had to be adjusted to their fair market value. As discussed below in Note 2 - Business Combination, the Company's investment in Tellme Networks, Inc. ("Tellme") was decreased from $2 million to $157 thousand. This reduction was not the result of impairment. It was due solely to the purchase accounting which required a write down of non-current assets due to negative goodwill created by the acquisition. Tellme's financial condition remains strong and their operations continue to improve.

Stock-based compensation:
The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and the pro forma disclosures required in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") to account for employee stock-based compensation using the fair market value method. The Company also follows the provisions contained within the Financial Accounting Standards Board of the American Institute of Certified Public Accountants ("AICPA") Interpretation 44 ("FIN 44"), which provides clarification on the application of APB 25.

When the Company issues stock-based compensation awards to non-employees or Directors, the grants are accounted for in accordance with the Emerging Issues Task Force Issue 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18").

The Company measures the fair value of equity instruments for employee and non-employee grants using the Black-Scholes option pricing model.

In the business combination with Epoch, shares issued to the former Epoch stockholders were restricted and subject to a three-year vesting period. The compensation costs for restricted shares are charged against income when the shares vest according to their terms.

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

There were no stock options issued in 2004. All stock options previously granted were fully vested before 2004. Therefore, there is no difference between the reported net loss for 2004 and any stock-based compensation using APB 25. Compensation expense from restricted stock awards totals $771 thousand in 2004.

Property and equipment:
Leasehold improvements and other property and equipment are recorded at cost and are depreciated on a straight-line basis over the shorter of estimated useful life of the asset or lease terms, as applicable. Generally, the useful lives are 2 to 7 years for equipment and 3 to 10 years for leasehold improvements. Property sold or retired is eliminated from the accounts in the period of disposition. Software used to conduct Epoch's investment advisory and investment management services is amortized using a three-year estimated useful life. The Company entered into a ten year office space lease on September 15, 2004 and expects to relocate its operation to that location early in 2005. Leasehold improvements at that location will be amortized over the ten year life of the lease. There are no lease improvements being amortized as of June 30, 2004.

As of June 30, 2004, property and equipment consisted of the following elements (dollars in thousands):

                                         Accumulated     Net Book
                              Cost       Depreciation      Value
                              ____       ____________    ________

Trading software              $246          $(7)           $239
Other software                  12            -              12
Equipment                       80           (2)             78
                              ____          ___            ____
  Total                       $338          $(9)           $329
                              ====          ===            ====

Income taxes:
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires that deferred tax assets and liabilities arising from temporary differences between book and tax basis will be recognized using enacted rates at the time such temporary differences reverse. In the case of deferred tax assets, SFAS 109 requires a reduction in deferred tax assets if it is more likely than not that some portion or all of the deferred tax will not be realized. There are accumulated deferred tax assets of $20.2 million, which are offset by a valuation allowance pursuant to SFAS 109. Such losses are limited by certain Internal Revenue Service regulations.

Recently issued accounting standards:
There have been no new accounting standards which have not been previously disclosed by the Company.

Note 2 - Business Combination
On June 2, 2004, pursuant to an Agreement and Plan of Merger (the "Merger Agreement"), J Net issued 9,095,716 shares of its common stock to acquire Epoch. After issuance of the shares, the former Epoch stockholders owned 51% of the issued and outstanding stock of the Company. The common shares issued consisted of 6,426,153 shares of initial stock consideration (the "Initial Shares") and 2,669,563 shares of escrow stock consideration (the "Escrow Consideration"). The Initial Shares were issued to reflect value to a subadvisory contract assigned to Epoch with AUM of $647 million on the date of the business combination. The Escrow Consideration was contingent on Epoch increasing the AUM from $647 million to $779 million within 120 days from the date of the Merger Agreement. On June 18, 2004, AUM surpassed this threshold and the Escrow Consideration was deemed to have been earned. Additional shares may also be issued to the former Epoch stockholders in the future (the "Contingent Shares") if J Net incurs obligations in excess of $2 million relating to taxes prior to the Merger Agreement. Issuance of the contingent shares could further dilute the holders of J Net stock prior to the merger.


The Company, Epoch shareholders and certain trusts formed by them ("Family Affiliates"), David R. Markin, an independent director and Allan R. Tessler, the Chairman of the Board of Directors and former Chief Executive Officer of the Company, entered into a Stockholders Agreement (the "Stockholders Agreement"). The Stockholders Agreement governs vesting, transfers and voting of the shares of J Net common stock received by the Epoch stockholders and Family Affiliates. Complete details of the Merger Agreement and other documents are incorporated by reference to the June 3, 2004 Current Report on Form 8-K filed by the Company, as amended.

Vesting terms contained with the Stockholders Agreement apply to Epoch stockholders who became employees ("Employee Owners"). Employee Owners were 12.5% immediately vested at the time the shares were issued. A total of 25% of the shares will be vested on the first anniversary, 50% vested on the second anniversary, and 100% vested on the third anniversary. If an Employee Owner is terminated within this three-year period, the unvested shares are subject to purchase by the Company at a price of $.01 per share.

In accordance with APB 25, the issuance of the restricted shares to the Employee Owners created non-cash compensation for a portion of the Initial Shares and all of the Escrow Consideration issued. The charge for the June 30, 2004 quarter was $771 thousand. Of this total, $300 thousand represented the stock award to the CEO related to identification and closing of the transaction with Epoch. The remaining $471 thousand was attributable to the 12.5% vested portion of the 1.9 million shares of Employee Owners Escrow Consideration. Pursuant to the merger agreement, the Escrow Consideration shares were not considered earned until the target of assets under management of $779 million was achieved. For accounting purposes, the Company deemed the target to be achieved on June 18, 2004. The price of common stock on June 18, 2004 was $2.03 per share. Over the next three years, the remaining 87.5% of the Escrow Consideration issued to Employee Owners will vest.

The Initial Shares of 3.9 million issued to Employee Owners have been priced at $1.50 per share. There will be no compensation charge for those shares until June 2, 2005, the first vesting date.

Stock compensation expense for the next three years for Employee Owners related to the Initial Shares and Escrow Consideration will be $1.3 million in 2005, $2.6 million in 2006 and $5.2 million in 2007.

The voting provisions contained within the Stockholders Agreement call for:

     (1)  The Board of Directors to have seven members.

     (2) Four of the directors to be designated by William W. Priest, a co-founder of Epoch and the newly appointed Chief Executive Officer of the Company.

     (3) Three directors of the prior J Net Board to continue their services as members of the Board.

     (4) Amendment to the By-Laws of J Net to provide that decisions of the Board of Directors must be made by a two-third majority for
          (i) compensation of Mr. Priest, (ii) issuance of additional shares to Employee Owners, and (iii) any amendments to the Stockholders Agreement.

Due to the majority ownership of the issued and outstanding common stock and the majority board representation, the transaction for the J Net and Epoch business combination is accounted for as a reverse merger. Therefore, Epoch is treated as the acquiring company for financial reporting purposes. Because J Net was treated as the company being acquired, adjustments to the fair value of J Net's assets and liabilities were required. A condensed balance sheet of J Net as of June 1, 2004, immediately prior to the Acquisition follows (dollars and shares in thousands):

Assets
______

Cash and short-term investments                             $16,518
Other current assets                                            454
                                                            _______
    Total current assets                                     16,972

Investments in technology-related businesses                  2,000
Property, equipment and other non-current assets                745
                                                            _______
    Total assets                                            $19,717
                                                            =======

Liabilities and stockholders' equity
____________________________________

Current liabilities                                         $ 5,217
Non-current liabilities                                         386
                                                            _______
    Total liabilities                                         5,603
Stockholders' equity                                         14,114
                                                            _______
    Total liabilities and stockholders' equity              $19,717
                                                            =======

A schedule of the purchase costs and fair value adjustments to the June 1, 2004 balance sheet of J Net were as follows:

Fair market value of J Net on June 2, 2004
(8,539 shares at $1.50 per share)                          $ 12,808
Cost of acquisition                                             917
                                                           ________
    Total purchase cost                                      13,725
Net tangible assets as of June 1, 2004                      (14,114)
                                                           ________
     Negative goodwill                                         (389)

Fair value adjustments:
  Liabilities of InterWorld Corporation
    net of estimated disposal costs of
    discontinued operations                                  (1,724) (a)
  Negative goodwill to be pushed down to
    non-current assets                                     $ (2,113)
                                                           ========

Non-current assets written down:
  Furniture, fixtures, and equipment                       $     61
  Deferred non-current assets                                   209
  Cost method investments in
    Technology-Related Businesses                             1,843
                                                           ________
                                                           $  2,113
                                                           ========

(a) InterWorld Corporation, a 95% owned, inactive subsidiary of J Net, filed for Chapter 7 Bankruptcy in May 2004. On September 10, 2004, the Company received notice that the trustee of the InterWorld bankruptcy would file a no asset report for InterWorld. As a result, Management expects the liabilities to be discharged.

Pro forma information (unaudited)
Set forth in the following table is certain unaudited pro forma financial information for the twelve months ended June 30, 2004. This information has been prepared assuming that J Net's reverse acquisition with Epoch occurred on July 1, 2003. Due to Epoch's limited operating history, the twelve-month statements of operations for June 2004 includes the separate historical statements of operations of J Net for the twelve months ended June 30, 2004 and the April 14, 2004 through June 30, 2004 operations of Epoch. Basic and diluted earnings per share calculations are based on issued and outstanding shares of 17,834,737 shares. The calculation of diluted earnings per share excluded 1,405,000 issued and outstanding options as their effect was antidilutive. There were no dilutive options.

                               Twelve months ended June 30, 2004
                               _________________________________
                                      (dollars in thousands)

Revenues, net                               $    70
Operating expenses                           (2,115)
Impairment of assets                              -
Stock compensation                             (771)
                                            _______
  Loss from operations                       (2,816)
Other income                                  1,135
                                            _______
  Loss from operations before
    income taxes                             (1,681)
Income tax benefit                            5,537
                                            _______
  Net income                                $ 3,856
                                            =======

Basic and diluted earnings per share        $   .22
                                            =======

Note 3 - Accounts receivable
The Company's trade accounts receivable balances do not include an allowance for doubtful accounts and there have been no bad debt expenses recognized for the fiscal year ended June 30, 2004. These receivables are advisory and subadvisory service fees, and Management believes they are fully collectible.

Note 4 - Accounts payable and accrued expenses
Accounts payable and accrued expenses consist of the following at June 30, 2004 (dollars in thousands):

Trade accounts payable                  $1,094
Accrued professional fees                  215
Accrued employee benefits                   93
Accrued formation costs                    519
Other                                       20
                                        ______
  Total                                 $1,941
                                        ======

Accrued formation costs include legal fees associated with the Merger Agreement and other contracts and other professional fees, including fairness opinions and accounting fees.

Note 5 - Earnings (loss) Per Share
Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of shares outstanding during each period. Diluted earnings (loss) per share is computed by dividing net earnings
(loss) by the weighted average number of common and common equivalent shares outstanding during the period. The calculation of earnings
(loss)per share at June 30, 2004 excluded 1,405,000 issued and outstanding stock options as their effect was antidilutive. There were no dilutive stock options.

The following is the amount of loss and number of shares used in the basic and diluted earnings (loss) per share computations at June 30, 2004 (dollars and shares in thousands, except per share data):

Loss from continuing operations                          $(1,013)
                                                         =======
Income from discontinued operations                      $    21
                                                         =======

Shares:
  Weighted average number of common shares
    outstanding (a)                                        6,718
                                                         =======

Basic and diluted loss per share from
  continuing operations                                  $  (.15)
                                                         =======
Basic and diluted earnings per share
  from discontinued operations                           $     -
                                                         =======

(a) Weighted average shares outstanding are based on 1,000 shares from April 14, 2004 through June 1, 2003, representing issued and outstanding shares of Epoch up to the date of the merger. Beginning June 2, 2004, issued and outstanding shares were 17,834,737.

Note 6 - Stockholders' Equity, Stock Options and Defined Contribution Plan Rights plan:
In June 1994, the Board approved a Stockholder Rights Plan. On July 11, 1994, J Net declared a dividend distribution of one Preferred Stock purchase right (the "Rights") payable on each outstanding share of the Company's Common Stock, as of July 15, 1994. The Rights became exercisable only in the event, with certain exceptions, an acquiring party accumulated 15% or more of J Net's voting stock, or if a party announced an offer to acquire 30% or more of J Net's voting stock. Each Right entitled the holder to purchase one-hundredth of a share of a Series A Junior Preferred Stock at a price of $30. In addition, upon the occurrence of certain events, holders of the Rights were entitled to purchase either J Net's Preferred Stock or shares in an "acquiring entity" at half of market value. The June 2, 2004 business combination with Epoch did not create an event contemplated by the Rights Plan. The Rights expired, according to their terms, on July 15, 2004.

Stock option plans:
On January 12, 1993, J Net's stockholders approved the 1992 Incentive and Non-qualified Stock Option Plan (the "1992 Plan"). On August 17, 1994, the Board adopted certain amendments (the "Amendments") to the 1992 Plan which were approved by J Net's stockholders on January 10, 1995. The Amendments increased the number of shares of J Net's Common Stock authorized for issuance pursuant to the 1992 Plan from 1,045,000 to 2,545,000. The 1992 Plan terminated in accordance with its terms on September 30, 2002.
Options outstanding at the termination date totaled 877,500 and will remain outstanding until they are exercised or expired. As of June 30, 2004, options outstanding under the 1992 Plan were 795,000. The Company expects to submit a new stock option and stock award plan to its stockholders for approval at its next annual stockholders meeting.

Upon consummation of the business combination with Epoch, two of J Net's directors resigned from the Board. Options accumulated to those Board members totaled 165,000. The expiration dates of those options range from June 30, 2004 through June 30, 2006.

Epoch assumed the existing option plan of J Net, even though it has expired. Options outstanding under the 1992 stock option plan at June 30, 2004 are summarized below (shares in thousands):

                                                      Weighted
                                                      Average
                                                      Exercise
                                             Shares    Price
                                             ______   ________

Fixed options:
  Outstanding at beginning of period           878     $9.02
  Granted                                        -         -
  Exercised                                      -         -
  Cancelled                                    (83)     8.75
                                               ___     _____
  Outstanding at end of year                   795     $9.05
                                               ===     =====

Options exercisable at end of year             795     $9.05
                                               ===     =====

The following table summarizes information about the 1992 Plan stock options outstanding at June 30, 2004:

                Options Outstanding              Options Exercisable
_________________________________________ ________________________________
                                          Weighted                Weighted
     Range of                  Remaining  Average                 Average
     Exercise      Number     Contractual Exercise    Number      Exercise
      Prices     Outstanding     Life      Price    Exercisable    Price
_______________  ___________  ___________ ________  ___________   ________

$ 4.00               137      2.00 years   $ 4.00       137        $ 4.00
$ 8.75 - $ 9.50      120      1.44 years   $ 9.50       120        $ 9.50
$10.13 - $10.63      518      5.38 years   $10.16       518        $10.16
$12.00 - $12.44       20      6.00 years   $12.22        20        $12.22

Other nonqualified stock options:
On September 14, 1999, nonqualified stock options to purchase an aggregate of 140,000 shares of Common Stock were granted to the Company's Board of Directors and a non-employee serving as the Company's Secretary at an exercise price of $9.00 per share, the fair market value on the date of grant. The options vested 50% on each of the first and second anniversaries of the date of grant and expire ten years from the date of grant. On October 31, 2001, 30,000 options were cancelled as a result of a director's resignation.

On June 21, 2000, nonqualified stock options to purchase an aggregate of 500,000 shares of Common Stock were granted to the former President and Chief Operating Officer and the former Executive Vice President and Chief Financial Officer at an exercise price of $13.13 per share, the fair market value on the date of the grant. The options vested in thirds on each of the first, second and third anniversaries of the date of grant and expire ten years from the date of the grant. As of June 30, 2003, all the options were exercisable. On June 21, 2003, the President and Chief Operating Officer and the Executive Vice President and Chief Financial Officer's employment contracts expired and were not renewed. The expiration of those contracts did not affect the expiration of the options, which will occur on June 21, 2010.

There were no nonqualified options granted during the period from April 14, 2004 to June 30, 2004.

Changes in nonqualified options outstanding as of June 30, 2004 are summarized below (shares in thousands):

                                                      Weighted
                                                      Average
                                                      Exercise
                                             Shares    Price
                                             ______   ________

Fixed options:
Outstanding at beginning of period             610     $12.38
  Granted                                        -          -
  Exercised                                      -          -
  Cancelled                                      -          -
                                               ___     ______
  Outstanding at end of year                   610     $12.38
                                               ===     ======
  Options exercisable at
    end of year                                610     $12.38
                                               ===     ======

The following table summarizes information about nonqualified stock options outstanding at June 30, 2004 (shares in thousands):


                Options Outstanding              Options Exercisable
_________________________________________ ________________________________
                                          Weighted                Weighted
     Range of                  Remaining  Average                 Average
     Exercise      Number     Contractual Exercise    Number      Exercise
      Prices     Outstanding     Life      Price    Exercisable    Price
_______________  ___________  ___________ ________  ___________   ________

$ 9.00 per share     110      5.21 years   $ 9.00        110       $ 9.00
$13.13 per share     500      5.98 years   $13.13        500       $13.13

Defined contribution plan:
Presently, both Epoch and J Net have defined contribution plans which qualify under Section 401(k) of the Internal Revenue Code. Participants in the J Net plan may contribute up to 15% of their gross wages, while Epoch's participants may contribute up to 60% of their gross wages. Both plans are subject to annual limitations set by the Internal Revenue Service regulations. Neither Epoch nor J Net currently contributes separately to the plan or matches employee contributions.

Note 7 - Related Party Transactions
On May 24, 2004, the Company's Chief Executive Officer, William W. Priest, loaned $100 thousand to Epoch in the form of a promissory note. Terms of the promissory note called for interest of 4%, compounded quarterly. On June 16, 2004, the promissory note, together with accrued interest was paid in full.

Epoch is conducting its principal business operations in New York, New York through a month-to-month space use agreement with Berenson & Company. The Chief Executive Officer of Berenson & Company is a stockholder of the Company. The space use agreement includes rent of $25,000 per month and other services, including telephones and general office services. The agreement may be cancelled by either party with 30 days notice. Epoch entered into a long-term lease on September 15, 2004 with an unrelated party and expects to relocate in calendar 2005.

Note 8 - Federal Income Tax
The Company completed its reverse merger on June 2, 2004. As a result, the ability to utilize certain net operating loss carryfowards ("NOL's") became limited as a result of a greater than 50% change in ownership. These limitations are covered by Section 382 of the Internal Revenue Code ("IRC"). Section 382 limits the annual utilization of NOL's accumulated prior to the ownership change to a percentage of the acquired entity's fair value at the time of the change in ownership. As a result, the Company's ability to utilize accumulated NOL's to their full extent prior to their expiration cannot be reasonably assured. Until profitability can be achieved, and utilization of NOL's can be more definitive, the Company has provided a full valuation allowance on its accumulated NOL's and temporary differences.

Federal income taxes payable of $1.4 million represent amounts agreed to by the Company related to deficiencies attributable to its taxable years ended June 30, 2001 and 2002. While Management believes the payment of this liability, which was made in July 2004, constitutes full settlement for all issues identified by the Internal Revenue Service, there can be no assurance that additional tax matters will not arise until the statute of limitations expires for the taxable years for which the aforementioned deficiencies were assessed.

The components of Federal income tax expense (benefit) for the period of April 14, 2004 to June 30, 2004 are as follows (dollars in thousands):

Federal:
  Current benefit                                         $(173)
  Deferred expense                                          173
                                                          _____
  Federal income tax expense on
    loss from continuing operations                           -
  Federal income tax expense of discontinued
    operations                                                -
                                                          _____
      Total Federal income tax expense (benefit)          $   -
                                                          =====

A reconciliation of the Federal statutory income tax rate to the effective income tax rate based on loss from continuing operations before income tax for the period of April 14, 2004 to June 30,2004 follows:

Statutory rate                                      (35.0)%
Increase (decrease) in tax resulting from:
  Surtax exemption                                    1.0%
  Valuation allowance                                17.4%
  Stock compensation                                 16.1%
  Other                                                .5%
                                                    _____
    Effective rate                                      -%
                                                    =====

The tax items comprising the Company's net deferred tax asset (liability) as of June 30, 2004 follows (dollars in thousands):

Equity method losses and impairments               $  8,548
Net operating losses                                  8,434
Capital loss carryforwards                            2,560
Leasehold improvement impairments                       692
Depreciation                                           (310)
Accruals and other                                       77
                                                   ________
  Total                                              20,001
Less valuation allowance                            (20,001)
                                                   ________
Net deferred tax asset                             $      -
                                                   ========
The Company's net operating losses and capital losses can be carried forward pursuant to Federal tax regulations. The capital loss carryovers, which total $7.5 million, will expire in 2007. The accumulated $24.8 million of accumulated NOL's expire between 2022 and 2024.

Note 9 - Commitments And Contingencies
Employment agreements:
There are no employment agreements with officers of the Company. There are agreements, subject to the attainment of certain performance criteria, or in certain cases termination of employment, to pay bonuses or severance payments. Such obligations, under the various agreements, total approximately $1.2 million.

Legal matters:
The Company is not a party to any legal matters that could have a material impact on its operations as of June 30, 2004. However, InterWorld Corporation ("InterWorld"), a 95.3% owned inactive subsidiary, which has filed for Chapter 7 bankruptcy, is subject to one claim.

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

Although the Company is unaware of any activity with respect to the investigation for the past two years, InterWorld intends to fully cooperate with the Commission.

From time to time, the Company or its subsidiaries are parties to claims, legal actions and complaints arising in the ordinary course of business. Management believes its defenses are substantial and that its legal position can be successfully defended without material adverse effect on its consolidated financial position.

Leases:
The predecessor company, J Net, has its corporate headquarters in Wilson, Wyoming under a month-to-month lease. Certain administrative support and corporate affairs are conducted in offices in Plano, Texas with approximately 3,000 square feet under a lease which expires in February 2005. The Company expects to operate its business in New York, New York and will be evaluating its structure in the near future.

Epoch is conducting its operations through a month-to-month space use agreement with approximately 6,500 square feet in New York, New York. On September 15, 2004, Epoch entered into a long-term lease with an unrelated party. Epoch expects to move its business operations in early calendar 2005. Epoch also has an office space lease in Sherman Oaks, California.

IWH, the discontinued operations, has its principal offices in New York, New York and leases approximately 2,000 square feet of office space. The lease on the office space renews in three-month increments. The current renewal expires in October 2004.

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

Total rent expenses for the Company's continuing operations were $50 thousand. Rent receipts under the sublease in June 2004, net of profit sharing expenses with the primary landlord were $45 thousand. Rental expenses for the discontinued operations in 2004 was $11 thousand.

The following table outlines the consolidated lease obligations of the Company, including the September 15, 2004 Epoch lease, which does not require cash payments until October 2005 (dollars in thousands):

                                     Fiscal Years Ended June 30,
                                  ___________________________________

                                                      Net Operating
Year                               Gross  Sublease   Expense (Income)
____                              _______ ________   ________________

2005                              $   577   $  (538)     $   39
2006                                  995      (556)        439
2007                                1,146      (567)        579
2008                                1,147      (581)        566
2009                                1,146      (581)        565
2010 and thereafter                 5,058      (775)      4,283
                                  _______   _______      ______
  Total minimum lease
    payments (receipts)           $10,069   $(3,598)     $6,471
                                  =======   =======      ======

Significant customers and contracts:
Epoch is the beneficiary of a subadvisory contract with one customer that constitutes approximately 75% of total AUM. Fees earned under this subadvisory contract represent approximately one-third of projected annual revenues. The contract, which was transferred on June 18, 2004, contained a two-year commitment.

Revenues from this client represent an important source of operating funds to the Company, and the Company is dependent to a significant degree on the ability to maintain its existing relationship. There can be no assurance this existing relationship will be maintained or that new clients can be obtained to replace revenues if significant clients are lost.

Note 10 - Discontinued operations:
On September 9, 2004, the Company completed the sale of the assets of IWH to the former management of IWH. Consideration of $1 million was recognized from the sale represented by the assumption of $466 thousand of liabilities and a $534 thousand note (the "Note"). In addition, the Company received a 19.9% interest in the limited liability company which purchased the assets. In accordance with generally accepted accounting principles in the United States, the results of operations are reported as discontinued operations.

Significant accounting policies - discontinued operations:
Revenue recognition:
The Company follows AICPA Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by SOP 98-4, further amended by SOP 98-9, and Staff Accounting Bulletin 101. These pronouncements provide guidance on when revenue should be recognized and in what amounts as well as what portion of licensing transactions should be deferred.

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

Selected financial data - discontinued operations
Following are the summary operating results of the discontinued operations for 2004, which represent the period of June 2, 2004 through June 30,2004 as a result of the reverse merger transaction with Epoch (dollars in thousands):

                                             June 2, 2004 -
                                             June 30, 2004
                                             ______________

Revenues                                          $ 198
Costs and expenses                                 (177)
                                                  _____
Income from discontinued operations
  before income taxes                                21
Provision for income taxes                            - (a)

                                                  _____
Income from discontinued operations               $  21
                                                  =====

(a) There are no income taxes due to utilization of available net operating loss carryforwards.

The following are the net liabilities of discontinued operations as of June 30, 2004 (dollars in thousands):

Assets
______

Cash                                                 $  52
Other current assets                                   214
                                                     _____
  Total current assets                                 266
Property and equipment, net                              7
Other non-current assets                                30
                                                      ____
  Total assets                                        $303
                                                      ====

Liabilities
___________

Trade accounts payable                                $219
Deferred revenue and customer deposits                 438
                                                      ____
  Total liabilities                                    657
                                                      ____
  Net liabilities of discontinued operations          $354
                                                      ====

Other items - discontinued operations
IWH conducts its business operations under a three month short-term lease arrangement in New York, New York that expires on October 31, 2004. There are no other lease commitments.

                   J NET ENTERPRISES, INC. AND SUBSIDIARIES
                       QUARTERLY FINANCIAL INFORMATION
        PERIOD FROM APRIL 14, 2004 (DATE OF INCEPTION) TO JUNE 30, 2004
                 (Dollars in thousands, except per share data)
                                  (Unaudited)

                                          Fourth Quarter
                                          June 30, 2004
                                          ______________


Revenues                                     $    70
Loss from continuing operations               (1,013)
Income from discontinued operations               21
                                             _______
  Net loss                                   $  (992)
                                             =======

Basic and diluted income (loss) per share:
From continuing operations                   $  (.15)

From discontinued operations                       -
                                             _______
  Net loss per share                         $  (.15)
                                             =======