Form 10-Q
period 2004-09-30
J NET ENTERPRISES INC
filed 2004-11-15
CIK 351903

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

                          Yes             No   x
                               ___            ___

There were 17,904,913 shares of the Registrant's common stock outstanding as of November 12, 2004.

                 J NET ENTERPRISES, INC. AND SUBSIDIARIES
                                  INDEX

Part I.   Financial Information

Item 1.   Financial Statements
            Condensed Consolidated Balance Sheets (Unaudited) -
              September 30, 2004 and June 30, 2004
            Condensed Consolidated Statement of Operations (Unaudited) -
              Three Months Ended September 30, 2004
            Condensed Consolidated Statement of Stockholders' Equity
              (Unaudited) - Three Months Ended September 30, 2004
            Condensed Consolidated Statement of Cash Flows (Unaudited) -
              Three Months Ended September 30, 2004
            Notes to Condensed Consolidated Financial Statements -
              (Unaudited)

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

Part II.  Other Information

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K


                 J NET ENTERPRISES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)
                                (Unaudited)

                                                September 30,   June 30,
                                                    2004          2004
                                                ____________   _________

      ASSETS
      ______

Current assets:
  Cash and cash equivalents                        $11,824     $10,801
  Short-term investments                                 -       4,967
  Accounts receivable, net                             809          70
  Prepaid expenses                                      47          76
  Current assets of discontinued operations              -         266
                                                   _______     _______

    Total current assets                            12,680      16,180
                                                   _______     _______

Investments in technology-related businesses           157         157

Property and equipment, net of accumulated
  depreciation                                         337         329

Notes receivable                                       200           -
Other non-current assets                               949         449
Non-current assets of discontinued operations            -          37
                                                   _______     _______
    Total assets                                   $14,323     $17,152
                                                   =======     =======


                                                September 30,  June 30,
                                                    2004         2004
                                                ____________   _________

LIABILITIES AND STOCKHOLDERS' EQUITY
____________________________________

Current liabilities:
  Accounts payable and other current liabilities  $ 1,995      $ 1,941
  Federal income taxes payable                          -        1,373
  Accrued interest payable                              -          110
  Liabilities of discontinued operations                -          657
                                                  _______      _______
      Total current liabilities                     1,995        4,081
                                                  _______      _______

Deferred rent                                         167          172
Other non-current liabilities                         212          212

Commitments and contingencies (Note 4)

Stockholders' equity:
  Preferred stock - authorized 1,000,000
    shares of $1 par value; none issued                 -            -
  Common stock - authorized 60,000,000 shares
    of $.01 par value; 19,529,186 shares issued       195          195
  Additional paid-in capital                       38,696       38,696
  Retained earnings (deficit)                      (2,492)        (992)
  Unearned compensation                            (8,395)      (9,157)
  Less 1,694,449 shares of common stock in
    treasury, at cost                             (16,055)     (16,055)
                                                  _______      _______
      Total stockholders' equity                   11,949       12,687
                                                  _______      _______
      Total liabilities and stockholders'
        equity                                    $14,323      $17,152
                                                  =======      =======

See Notes to Condensed Consolidated Financial Statements.

                  J NET ENTERPRISES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                   THREE MONTHS ENDED SEPTEMBER 30, 2004
              (Dollars in thousands, except per share data)
                                 (Unaudited)

Revenues, net:
  Investment advisory and management fees             $    787

Operating expenses:
  Employee related costs                                 1,551
  Professional fees and services                           294
  General and administrative                               446
  Stock-based compensation                                 762
                                                      ________
    Total operating expenses                             3,053
                                                      ________

Operating loss from continuing operations               (2,266)
                                                      ________
Other income
  Interest and other income                                195
                                                      ________
    Total other income                                     195
                                                      ________

Loss from continuing operations before
  income tax                                            (2,071)
                                                      ________
Provision (benefit) for income taxes                         -
                                                      ________

Loss from continuing operations                         (2,071)
                                                      ________

Gain from discontinued operations (including
  gain on disposal of $572), net of income
  taxes of $0                                              571
                                                      ________
    Net loss                                          $ (1,500)
                                                      ========

Basic and diluted loss per share
    Loss from continuing operations                   $   (.12)
    Income from discontinued operations                    .03
                                                      ________

Basic and diluted loss per share                      $   (.09)
                                                      ========

See Notes to Condensed Consolidated Financial Statements.

                              J NET ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                               THREE MONTHS ENDED SEPTEMBER 30, 2004
                                 (Dollars and shares in thousands)
                                            (Unaudited)



                         Common Stock   Additional   Unearned     Retained  Treasury Stock
                        ______________   Paid-in       Stock      Earnings _______________
                        Shares  Amount   Capital    Compensation   Deficit  Shares  Amount  Totals
                        ______ _______  _________ _____________  ________  ______  ________ _______

Balance June 30, 2004   19,529   $195    $38,696    $(9,157)     $  (992)  (1,694) $(16,055)$12,687
Amortization of
  stock-based
  compensation                                          762                                     762
Net loss                                                          (1,500)                    (1,500)
Balance
  September 30, 2004    ______   ____   _______    _______      ________   ______  ________  _______
                        19,529   $195   $38,696    $(8,395)     $ (2,492)  (1,694) $(16,055) $11,949
                        ======   ====   =======    =======      ========   ======  ========  =======


See Notes to Condensed Consolidated Financial Statements.


                  J NET ENTERPRISES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                   THREE MONTHS ENDED SEPTEMBER 30, 2004
                           (Dollars in thousands)
                                (Unaudited)

Operating activities:
  Net loss                                                   $ (1,500)
    Adjustments to reconcile net loss to net
      cash provided by operating activities:
        Gain on sale of discontinued operations                  (572)
        Loss from discontinued operations                           1
        Amortization of stock-based compensation                  762
        Depreciation                                               29

    Changes in assets and liabilities:
      Accounts receivable                                        (719)
      Federal income taxes payable                             (1,373)
      Prepaid expenses and other current assets                    29
      Accounts payable and other current liabilities              (55)
      Deferred rent                                                (5)
                                                             ________
        Net cash used in continuing operations                 (3,403)
        Net cash used in discontinued operations                   (4)
                                                             ________
          Net cash used in operating activities                (3,407)
                                                             ________

Investing activities:
  Redemption of short-term investments                          4,967
  Restricted cash                                                (500)
  Purchase of property and equipment                              (37)
                                                             ________
        Net cash provided by investing activities               4,430
                                                             ________
Financing activities:
        Net cash provided by financing activities                   -
                                                             ________

Net increase in cash and cash equivalents                       1,023
Cash and cash equivalents at beginning of period               10,801
                                                             ________
Cash and cash equivalents at end of period                   $ 11,824
                                                             ========

Supplemental disclosures of cash flow data:
  Cash paid for:
    Federal income taxes                                     $  1,373
    Interest                                                 $    110

Non-cash investing and financing activities:
  Note receivable from sale of discontinued operations       $    200

See Notes to Condensed Consolidated Financial Statements.
                  J NET ENTERPRISES, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Significant accounting policies and business
Business:
J Net Enterprises, Inc. ("J Net" or the "Company") manages investment assets and provides services to retirement plans, mutual fund clients, endowments, foundations and high net-worth individuals. Operations are conducted through a wholly-owned subsidiary, Epoch Investment Partners, Inc. ("Epoch"), a registered investment advisor under the Investment Advisors Act of 1940 (the "1940 Act"). Revenues are generally derived from a percentage of Assets Under Management ("AUM"). As a result, fluctuations in financial markets combined with changes in the composition of AUM can significantly impact revenues and results of operations.

Epoch began business operations in April 2004, and became a subsidiary, and the sole line of business of the Company, in June 2004. Prior to the Company's entrance into Epoch's business, J Net was engaged in the e-commerce software business. The e-commerce operations were sold in September 2004 to the former management of those operations. Accordingly, the e-commerce operations have been reported as discontinued operations.

In order to reflect the recent change in business direction, the Company has submitted to its stockholders a proposal to change the name of the Company from J Net to Epoch Holdings Corporation at its Annual Meeting of Stockholders to be held on November 18, 2004. In addition to the name change, the stockholders will be asked to approve a reincorporation from Nevada to Delaware.

Business segments:
The Company's sole line of business is the investment advisory and investment management business.

Principles of consolidation and basis of presentation:
The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Management believes that the disclosures are adequate to make the information presented not misleading.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions are eliminated. The Company's fiscal year ends on June 30.

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals and estimates, necessary to present fairly the Company's financial position as of September 30, 2004 and June 30, 2004, the results of its operations for the three months ended September 30, 2004 and its cash flows for the three months ended September 30, 2004. The results for the three months ended September 30, 2004 are not necessarily indicative of results for a full year. Information included in the condensed consolidated balance sheet as of June 30, 2004 has been derived from the Company's Annual Report to the SEC on Form 10-K for the fiscal year ended June 30, 2004 (the "2004 Form 10-K"). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and disclosures included in the 2004
Form 10-K.

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

Restricted cash:
The Company has $.5 million of restricted cash related to the issuance of a letter of credit obtained on September 15, 2004 to secure the Company's deposit on the office lease at 640 5th Avenue, New York, New York. The letter of credit renews annually and expires September 15, 2010. After an initial two-year period, subject to consent from the landlord, the value of the letter of credit and the related cash security deposit may be reduced by annual $.1 million increments. The restricted amount is classified as a component of other non-current assets on the accompanying Condensed Consolidated Balance Sheet as of September 30, 2004.

Short-term investments:
The Company owned short-term investments in Mariner Partners, L.P. ("Mariner"), a private investment fund until July 2004, when the investments were liquidated. Prior to the redemption, the Company classified those securities as short-term investments and recorded changes in the value of the accounts in the item captioned interest and other income in the Consolidated Statement of Operations.

Fair value of financial instruments:
The carrying value of certain of the Company's financial instruments, including accounts receivable, accounts payable and accrued expenses, approximates fair value due to their short maturities.

In September 2004, the Company completed the sale of its e-commerce software operations. Consideration to the Company came in the form of a 19.9% membership interest in the buyer's entity, the assumption by the buyer of liabilities of $466 thousand, and the issuance of a $534 thousand note to the Company. The note is due in 5 years and bears interest at 6.5% per annum. Payments on the note are due when cash flows from operations exceed $300 thousand. The Company recorded the note at its estimated fair value of approximately $200 thousand. Factors affecting the estimate were the note's non-marketable status and certain risks in reaching cash flow targets for payment.

Financial instruments with concentration of credit risk:
The financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company invests its cash and cash equivalents with financial institutions in amounts which, at times, may be in excess of the FDIC insurance limits. Cash is also invested in several high-grade securities with a minimum research rating of A, as defined by Standard & Poor's and Moody's Investor Service, which limits exposure to concentrations of credit risk.

Revenue recognition:
Investment advisory and management fees are recognized as services are provided. Fees are determined pursuant to contracts with each client and are generally based on a percentage of AUM. The fees are billed quarterly, in arrears.

Stock-based compensation:
The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and the pro forma disclosures required in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") to account for employee and qualifying director stock-based compensation using the fair market value method. The Company also follows the provisions contained within the Financial Accounting Standards Board of the American Institute of Certified Public Accountants ("AICPA") Interpretation 44 ("FIN 44"), which provides clarification on the application of APB 25.

Stock-based compensation costs related to equity instruments are charged against income ratably over the fixed vesting period of the related equity instruments, with the initial charge recorded in the first full month following the grant.

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

There were no stock options issued during the three months ended September 30, 2004. All stock options previously granted under a stock option plan which expired on September 30, 2002, are fully vested. Therefore, there is no difference between the reported net loss for the three months ended September 30, 2004, as reported, and the potential effects of any stock-based compensation using SFAS 123. Additionally, there is no difference between compensation costs recognized for restricted stock awards under APB 25 and the potential effects of stock-based compensation costs under SFAS 123.

Property and equipment:
Leasehold improvements and other property and equipment are recorded at cost and are depreciated on a straight-line basis over the shorter of estimated useful life of the asset or lease terms, as applicable. Generally, the useful lives are 2 to 7 years for equipment and 3 to 10 years for leasehold improvements. Property sold or retired is eliminated from the accounts in the period of disposition. Software used to conduct the investment advisory and investment management services is amortized using a three-year estimated useful life. The Company entered into a ten year office space lease on September 15, 2004 and expects to relocate its operation to that location early in 2005. Leasehold improvements at that location will be amortized over the shorter of the useful life or the ten year life of the lease. There are no lease improvements being amortized as of September 30, 2004.

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

Recently issued accounting standards:
There have been no new accounting standards which have not been previously disclosed by the Company. However, on October 13, 2004, the Financial Accounting Standards Board (the "FASB") delayed the effective date of its proposed standard, "Share-Based Payment", a proposed amendment to SFAS 123. The adoption of the proposed standard now calls for public companies to implement the standard for stock awards that are granted, modified, or settled in cash for interim or annual periods beginning after June 15, 2005. The FASB is expected to issue its final standard before December 31, 2004.

Note 2 - Earnings (loss) Per Share
Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net earnings
(loss) by the weighted average number of common and common equivalent shares outstanding during the period. The calculation of earnings (loss) per share at September 30, 2004 excluded 1,405,000 issued and outstanding stock options as their effect was antidilutive. There were no dilutive stock options.

The following is the amount of loss and number of shares used in the basic and diluted earnings (loss) per share computations at September 30, 2004 (dollars and shares in thousands, except per share data):

Loss from continuing operations                            $(2,071)
                                                           =======
Income from discontinued operations                        $   571
                                                           =======
Shares:
  Weighted average number of common shares
    outstanding                                             17,835
                                                           =======

Basic and diluted loss per share from continuing
  operations                                               $  (.12)
                                                           =======

Basic and diluted earnings per share from
  discontinued operations                                  $   .03
                                                           =======
Note 3 - Related Party Transactions
Epoch is conducting its principal business operations in New York, New York through a month-to-month space use agreement with Berenson & Company. The Chief Executive Officer of Berenson & Company is a Director and stockholder of the Company. The space use agreement includes rent of $25 thousand per month plus other occupancy-related fees, including telephones and general office services. The agreement may be cancelled by either party with 30 days notice. The Company paid rent and other related occupancy expenses of approximately $85 thousand for the period ended September 30, 2004. Epoch entered into a long-term lease on September 15, 2004 with an unrelated party and expects to relocate to those facilities in calendar 2005.

Note 4 - Commitments And Contingencies
Employment agreements:
There are no employment agreements with officers of the Company. There are agreements, subject to the attainment of certain performance criteria, or in certain cases termination of employment, to pay bonuses or severance payments. Such obligations, under the various agreements, total approximately $1.5 million.

The Company is obligated to enter into an agreement with its Chief Executive Officer, William W. Priest prior to the third anniversary of the business combination with Epoch. Terms of the contract are to be customary for Chief Executive Officers of peer group companies.

Legal matters:
From time to time, the Company or its subsidiaries may become parties to claims, legal actions and complaints arising in the ordinary course of business. Management does not believe that any such action would have a material adverse effect on its consolidated financial position.

Significant customers and contracts:
Epoch is the beneficiary of a subadvisory contract with one customer that constitutes approximately 70% of total AUM and 40% of total revenues. The contract was transferred on June 2, 2004 and the customer committed to use Epoch's services for a two-year period from that date.

Revenues from this client represent an important source of operating funds to the Company, and the Company is dependent to a significant degree on the ability to maintain its existing relationship. While the Company expects to receive additional funds to subadvise from this client, there can be no assurance this existing relationship will be maintained or that new clients can be obtained to replace revenues if significant clients are lost.

Note 5 - Discontinued operations:
On September 9, 2004, the Company completed the sale of the assets of its e-commerce software subsidiary to the former management of the e-commerce operations. Consideration from the sale included the assumption of $466 thousand of liabilities, a $534 thousand secured promissory note (the "Note") and a 19.9% membership in the entity that purchased the assets. The Note is due in five years and bears interest of 6.5% per annum. Payments on the Note are due when cash flows, as defined in the asset purchase agreement, from the discontinued operations exceed $300 thousand. The Company recorded the carrying value of the Note at $200 thousand, the estimated fair value based on historical results of operations. Factors affecting the estimated fair value of the Note were its non-marketable status and certain risks in reaching cash flows which cause obligations to make principal payments. As a result of the reduced carrying value of the secured debt, the Company did not assign any value to its equity investments.

The Company is performing certain administrative transitional services for the buyer of the discontinued operations. The Company is being reimbursed fair market value for these services. Such services will continue through December 31, 2004.

Selected financial data - discontinued operations
Following are the summary operating results of the discontinued operations for the three months ended September 30, 2004 (dollars in thousands):

Revenues                                            $ 293
Costs and expenses                                   (294)
                                                    _____
Loss from discontinued
  operations before income taxes                       (1)
Provision for income taxes                              -
                                                    _____
Loss from discontinued operations                   $  (1)
                                                    =====

Gain from sale of discontinued operations           $ 572
Provision for income taxes (a)                          -
                                                    _____
  After tax gain                                    $ 572
                                                    =====

(a) There are no income taxes due to utilization of available net operating loss carryforwards.

Note 6 - Subsequent events:
On October 14, 2004, four non-employee members of the Company's Board of Directors received restricted stock compensation totaling 70,176 shares (17,544 shares each) for their service on the Board of Directors for the fiscal year ending June 30, 2005. The shares have a three year vesting period.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         _______________________________________________________________
         Results of Operations
         _____________________

Forward-Looking Statements; Risks and Uncertainties

Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (the "SEC") contains statements that may be considered forward-looking. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", "should" and similar expressions are intended to identify forward-looking statements. In addition, from time to time, the Company may release or publish forward-looking statements relating to such matters as anticipated financial performance, business prospects and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.

There are numerous risks which may affect the results of operations of the Company. Factors which could affect the Company's success include, but are not limited to, the Company's limited operating history in the investment management and investment advisory business, the ability to attract and retain clients, performance of the financial markets and invested assets managed by the Company, retention of key employees, misuse of assets and information by employees, system failures, significant changes in regulations, the costs of compliance associated with existing regulations and the penalties associated with non-compliance, and the risks associated with loss of key members of the management team. The Company presently has one client which represents approximately 70% of total AUM and 40% of current revenues. Loss of this client could have a significant negative impact on the results of operation and capital resources and liquidity of the Company and its growth plans.

In addition, the Company's ability to expand or alter its product offerings, whether through acquisitions or internal development is critical to its long-term success and has inherent risks. This success is dependent on the ability to identify and fund those products or acquisitions on terms which are favorable to the Company. There can be no assurance that any of these operating factors or acquisitions can be achieved, or that, if undertaken, they will be successful.

Overview

In June 2004, J Net Enterprises, Inc. ("J Net" or the "Company") completed a reverse acquisition of Epoch Investment Partners, Inc. ("Epoch"). When the merger was completed, J Net discontinued its e-commerce software line of business and Epoch, who is engaged in the investment management and advisory services business, became the Company's sole line of business.

For accounting purposes, Epoch was the acquiror in the June 2004 merger and the transaction was treated as a recapitalization of J Net. Due to Epoch's limited operating history, there are no prior period statements of operations.

The Company has submitted a proposal to the shareholders of J Net to change the name of the Company from J Net to Epoch Holdings Corporation and to change its state of incorporation from Nevada to Delaware. These matters, along with the election of directors and the implementation of an omnibus stock incentive plan, will be voted on at the Annual Meeting of Stockholders to be held on November 18, 2004. In anticipation of the approval of the proposals, references to Epoch or the Company are intended to refer to our consolidated operations.

Epoch was formed in April 2004 and is registered as an investment advisor under the Investment Advisors Act of 1940 (the "1940 Act"). When the merger with J Net occurred, there were approximately $645 million of assets under management ("AUM") under subadvisory agreements that were transferred to Epoch from one of Epoch's co-founder's prior firm. During the month of June 2004, additional AUM of approximately $160 million were transferred to Epoch. As of June 30, 2004, total AUM were $848 million. During the first full quarter of operations, which ended September 30, 2004, AUM have increased to $908 million.

Revenues

The Company's primary source of revenues are from investment advisory fees which are generally derived from a percentage of AUM. Billings for these fees are done on a quarterly basis, in arrears.

The Company also earns interest on its free cash which is invested in money market funds or high-grade securities with short maturities (generally 30 days, but no longer than three months).

Assets Under Management

Assets under management increased to $908 million as of September 30, 2004 from $848 million on June 30, 2004. The following table sets forth the AUM by product line currently offered by Epoch (in millions):

                                        As of              As of
                                  September 30, 2004    June 30, 2004
                                  __________________    _____________

Subadvisory                              $664               $663
Private Clients                           216                185
Institutional                              28                  -
                                         ____               ____
  Total AUM                              $908               $848
                                         ====               ====

In the preceding table, the subadvisory classification includes accounts managed for CI Funds, a Canadian mutual fund company ("CI"). The caption titled private clients include individuals' investment and IRA accounts. Institutional includes pension and endowment accounts.

Results of operations - three months ended September 30, 2004

The three months ended September 30, 2004 represent the first full quarter of operations in the investment management and investment advisory line of business. As previously stated, Epoch did not commence business operations until April 2004, and did not earn revenues from AUM until the latter part of June 2004. This first full quarter also includes certain non-recurring start up and post merger transaction costs. As a result, there are no prior year results of operations for comparative purposes.

Revenues

Total revenue from investment management and advisory services were $787 thousand for the first full quarter of operations. The subadvisory contract with CI accounts for approximately 70% of total AUM and 40% of revenues. The subadvisory contract was transferred to Epoch on June 2, 2004. Other accounts, while smaller in AUM, earn higher composite fees.

Employee related costs

Costs in this category include salaries, benefits, incentive compensation, signing bonuses and commission expenses. For the three months ended September 30, 2004, these expenses were $1.5 million. During the three months ended September 30, 2004, the number of employees increased to 26 from 17 at June 30, 2004. The total costs include $.4 million of signing bonuses, some of which can be applied against future commissions earned from closing business with new clients.

Professional fees and services

These expenses relate to outside legal fees for Securities and Exchange Commission compliance, general corporate legal affairs, independent accountants fees, and other professional contractors. For the three months ended September 30, 2004, such fees totaled $.3 million. Approximately $.1 million represented the combination of non-recurring fees related to disposition of the discontinued operations and increased legal and accountants' fees attributable to preparation of proxy materials for the Annual Meeting of Stockholders. Substantial legal fees were also incurred related to finalizing income tax reporting matters and income tax audits during the quarter.

General and administrative expenses

These costs consist primarily of office rentals, information technology-related expenses, utilities, insurance, and other office-related costs. Expenses totaled $.4 million for the three months ended September 30, 2004. There were approximately $50 thousand of non-recurring costs incurred related to closing workers compensation issues in the state of Nevada.

Liquidity and Capital Resources

Sources of funds for the Company's operations are derived from investment management and investment advisory fees and interest on the Company's cash and cash equivalent investments. As of September 30, 2004, the Company had $11.8 million of cash and $.8 million of receivables to fund its business growth strategy. Trade payables, which consist primarily of professional fees and unpaid merger costs were $2.0 million. There was no debt and Management does not foresee any reason to incur debt.

For the three months ended September 30, 2004, net cash used in operating activities was $3.4 million. Significant components of this use of cash include payment of income taxes and interest related to fiscal year 2001 and 2002 audits of $1.5 million, start-up costs and signing bonuses of $.4 million, and $.5 million of cash to secure a letter of credit for the Company's lease deposit at 640 5th Avenue, New York, New York. The remaining use of funds was attributable to cash-based operating expenses for the quarter.

Presently, the Company is not generating positive cash flows, and the ability to achieve profitable operations and cash from operations depends on several factors, including the ability to increase AUM, control operating costs, and favorable investment market conditions. Management believes its available cash resources are adequate to meet operational requirements and fund growth strategies.

Contractual obligations

Leases:

The Company entered into a long-term office space lease in New York City on September 15, 2004. Presently, plans are being developed to build-out the facility for occupancy early in calendar 2005. The Company expects the costs of the build-out and furnishing the office space to be approximately $1.1 million.

Future minimum lease payments under the lease entered into on September 15, 2004 total $6.9 million and are presented on the table which follows (fiscal years ending June 30, dollars in thousands). No cash payments are due on the lease until October 2005.

                                   2006 -  2009 -   2011 and
                          2005     2008    2010    thereafter     Total
                          _____   ______  _____    __________    ______

Future minimum payments   $   -   $1,831  $1,332     $3,751      $6,914
                          =====   ======  ======     ======      ======

The Company also has other office lease commitments in New York, California and Texas. An office lease in New York is subleased to an unrelated third party. While the Company remains the primary responsible party under that lease, the tenant is performing its obligations under the sublease in a timely fashion. A schedule of lease commitments as of September 30, 2004 follows (fiscal years ending June 30, dollars in thousands):

                                   2006 -  2009 -   2011 and
                          2005     2008    2010    thereafter      Total
                          _____   ______  _____    __________     _______

Lease payments            $ 420  $   306  $   961     $1,307      $ 2,994
Sublease income            (404)  (1,122)  (1,163)      (775)      (3,464)
                          _____  _______  _______     ______      _______
  Net commitments         $  16  $  (816) $  (202)    $  532      $  (470)
                          =====  =======  =======     ======      =======

Employment agreements

There are no employment agreements with officers of the Company. There are certain agreements, subject to the attainment of certain performance criteria, or in certain cases, termination of employment, to pay bonuses or severance payments. Such obligations, under the various agreements, total approximately $1.5 million.

The Company is obligated to enter into an agreement with William W. Priest prior to the third anniversary of the Acquisition of the Company by Epoch. Terms of the contract are to be customary for Chief Executive Officers of peer group companies.

Legal matters

From time to time, the Company or its subsidiaries may become parties to claims, legal actions and complaints arising in the ordinary course of business. Management does not believe that any such action would have a material adverse effect on its consolidated financial position.

Recently Issued Accounting Standards

There have been no new accounting standards which have not been previously disclosed by the Company. However, on October 13, 2004, the Financial Accounting Standards Board (the "FASB") delayed the effective date of its proposed standard, "Share-Based Payment", a proposed amendment to FASB Statement No. 123, "Accounting for Stock-Based Compensation." The adoption of the proposed standard now calls for public companies to implement the standard for stock awards that are granted, modified, or settled in cash for interim or annual periods beginning after June 15, 2005. The FASB is expected to issue its final standard before December 31, 2004.

Factors Which May Affect Future Results

There are numerous risks which may affect the results of operations of the Company. Factors which could affect the Company's success include, but are not limited to, the Company's limited operating history in the investment management and investment advisory business, the ability to attract and retain clients, performance of the financial markets and invested assets managed by the Company, retention of key employees, misuse of assets and information by employees, system failures, significant changes in regulations, the costs of compliance associated with existing regulations and the penalties associated with non-compliance, and the risks associated with loss of key members of the management team. The Company presently has one client which represents approximately 70% of total AUM and 40% of current revenues. Loss of this client could have a significant negative impact on the results of operation and capital resources and liquidity of the Company and its growth plans.

In addition, the Company's ability to expand or alter its product offerings, whether through acquisitions or internal development is critical to its long-term success and has inherent risks. This success is dependent on the ability to identify and fund those products or acquisitions on terms which are favorable to the Company. There can be no assurance that any of these operating factors or acquisitions can be achieved, or that, if undertaken, they will be successful.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

The Company generally is exposed to market risk from adverse changes in interest rates and interest income is affected by changes in the general level of U.S. interest rates. Changes in U.S. interest rates could affect interest earned on the Company's cash equivalents, debt instruments and money market funds. A majority of the interest earning instruments earn a fixed rate of interest over short periods (7-35 days). While a sudden change in market interest rates would affect the Company's interest income, we do not believe the impact would be material to the Company's financial position.

The value of the Company's AUM is affected by movement in interest rates and securities markets. Since the Company's management fees are based on the value of AUM, revenues may be adversely affected by changes in interest rates and security prices.

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

                        PART II.  OTHER INFORMATION

Item 5.  Other Information

The Company's Annual Meeting of Stockholders will be held November 18, 2004 at the Yale Club of New York City.

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

     (b)  Reports on Form 8-K:

          August 17, 2004 on Form 8-K/A  Amendment to June 3, 2004 Form 8-K
                                         to include required Pro Forma
                                         Financial Information.

          September 14, 2004             Sale of assets of IW Holdings,
                                         Inc.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    J NET ENTERPRISES, INC.
                                         (Registrant)

                                    By:  /s/ Mark E. Wilson
                                         _______________________
                                         Mark E. Wilson
                                         Chief Financial Officer
Date:  November 15, 2004