Form 10-Q
period 2004-12-31
EPOCH HOLDING CORP
filed 2005-02-14
CIK 351903

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to___________________

Commission file no. 1-9728

                        EPOCH HOLDING CORPORATION
__________________________________________________________________________
           (Exact name of registrant as specified in its charter)

                Delaware                              20-1938886
_____________________________________________     __________________
(State or other jurisdiction of incorporation     (I.R.S. Employer
or organization)                                  Identification No.)


640 5th Avenue, 18th Floor, New York, NY                 10019
________________________________________               _________
(Address of principal executive offices)               (Zip Code)

                                   212-303-7200
                ___________________________________________________
               (Registrant's telephone number, including area code)

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

                                Yes          No   x
                                     ___         ___

There were 18,184,423 shares of the Registrant's common stock outstanding as of February 11, 2005.
                 EPOCH HOLDING CORPORATION AND SUBSIDIARIES
                                   INDEX

Part I.   Financial Information

Item 1.   Financial Statements
          Condensed Consolidated Balance Sheets (Unaudited) -
            December 31, 2004 and June 30, 2004
          Condensed Consolidated Statements of Operations (Unaudited) -
            Three and Six Months Ended December 31, 2004
          Condensed Consolidated Statement of Stockholders' Equity
            (Unaudited) - Six Months Ended December 31, 2004
          Condensed Consolidated Statement of Cash Flows
            (Unaudited) - Six Months Ended December 31, 2004
          Notes to Condensed Consolidated Financial Statements -
            (Unaudited)

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

Item 4.   Controls and Procedures

Part II.  Other Information

Item 4.   Submission of Matters to a Vote of Security Holders

Item 6.   Exhibits and Reports on Form 8-K

                 EPOCH HOLDING CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Dollars in thousands)
                                (Unaudited)

                                                 December 31,   June 30,
                                                     2004         2004
                                                 ____________   ________
        ASSETS
        ______

Current assets:
  Cash and cash equivalents                        $ 9,471      $10,801
  Short-term investments                                 -        4,967
  Accounts receivable, net                           1,071           70
  Prepaid expenses                                     143           76
  Current assets of discontinued operations              -          266
                                                   _______      _______
    Total current assets                            10,685       16,180
                                                   _______      _______

Investments in technology-related businesses           157          157

Property and equipment, net of accumulated
  depreciation                                         894          329

Notes receivable                                       200            -
Other non-current assets                               952          449
Non-current assets of discontinued operations            -           37
                                                   _______      _______
    Total assets                                   $12,888      $17,152
                                                   =======      =======
LIABILITIES AND STOCKHOLDERS' EQUITY
____________________________________

Current liabilities:
  Accounts payable and other current
    liabilities                                    $ 1,215      $ 1,941
  Federal income taxes payable                           -        1,373
  Accrued interest payable                               -          110
  Liabilities of discontinued operations                 -          657
                                                   _______      _______
      Total current liabilities                      1,215        4,081
                                                   _______      _______

Deferred rent                                          161          172
Other non-current liabilities                          212          212

Commitments and contingencies (Note 4)

Stockholders' equity:
  Preferred stock - authorized 1,000,000
    shares of $1 par value; none issued                  -            -
  Common stock - authorized 60,000,000
    shares of $.01 par value; 17,904,913
    and 19,529,186 shares issued,
    respectively                                       179          195
  Additional paid-in capital                        22,858       38,696
  Retained earnings (deficit)                       (3,934)        (992)
  Unearned compensation                             (7,803)      (9,157)
  Less 0  and 1,694,449 shares of common
    stock in treasury, at cost,
    respectively                                         -      (16,055)
                                                   _______      _______
      Total stockholders' equity                    11,300       12,687
                                                   _______      _______
      Total liabilities and stockholders' equity   $12,888      $17,152
                                                   =======      =======

See Notes to Condensed Consolidated Financial Statements.

                 EPOCH HOLDING CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               THREE AND SIX MONTHS ENDED DECEMBER 31, 2004
               (Dollars in thousands, except per share data)
                                (Unaudited)

                                             Three Months      Six Months
                                             ____________      __________
Revenues, net:
  Investment advisory and management fees      $ 1,065          $ 1,852
                                               _______          _______

Operating expenses:
  Employee related costs                         1,242            2,807
  Professional fees and services                   264              544
  General and administrative                       404              850
  Stock-based compensation                         792            1,554
                                               _______          _______
      Total operating expenses                   2,702            5,755
                                               _______          _______

Operating loss from continuing operations       (1,637)          (3,903)
                                               _______          _______
Other income:
  Interest and other income                        195              390
                                               _______          _______
      Total other income                           195              390
                                               _______          _______

Loss from continuing operations before
  income taxes                                  (1,442)          (3,513)
                                               _______          _______
Provision (benefit) for income taxes                 -                -
                                               _______          _______

Loss from continuing operations                 (1,442)          (3,513)
                                               _______          _______

Loss from discontinued operations, net of
  $0 taxes                                          -                (1)
Gain from sale of discontinued operations,
  net of $0 taxes                                   -               572
                                               _______          _______
      Net loss                                 $(1,442)         $(2,942)
                                               =======          =======
Basic and diluted loss per share:
  Loss from continuing operations              $  (.08)         $  (.20)
  Income from discontinued operations                -              .03
                                               _______          _______
Basic and diluted loss per share               $  (.08)         $  (.17)
                                               =======          =======

See Notes to Condensed Consolidated Financial Statements.


                            EPOCH HOLDING CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                SIX MONTHS ENDED DECEMBER 31, 2004
                                 (Dollars and shares in thousands)
                                           (Unaudited)


                     Common Stock     Additional   Unearned      Retained    Treasury Stock
                    ________________   Paid-In       Stock       Earnings   ________________
                    Shares    Amount    Capital   Compensation  (Deficit)   Shares  Amount     Totals
                    ______    ______  __________  ____________   ________   ______  ________   _______
Balance June 30,
  2004              19,529    $ 195   $ 38,696      $(9,157)     $  (992)   (1,694) $(16,055)  $12,687
Issuance of
  restricted stock      70        1        200         (200)                                         1
Amortization of
  stock-based
  compensation                                        1,554                                      1,554
Recapitalization:
  Retirement of
  treasury stock    (1,694)     (17)   (16,038)                              1,694    16,055         -
  Retirement of
    outstanding
    J Net stock    (17,905)    (179)                                                              (179)
  Issuance of
    Epoch Holding
    Corporation
    shares          17,905      179                                                                179
Net loss                                                          (2,942)                       (2,942)
                    ______    _____   ________      _______      _______   _______  ________   _______
Balance
  December 31,
  2004              17,905    $ 179   $ 22,858      $(7,803)     $(3,934)        -  $      -   $11,300
                    ======    =====   ========      =======      =======   =======  ========   =======

See Notes to Condensed Consolidated Financial Statements.

                 EPOCH HOLDING CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                     SIX MONTHS ENDED DECEMBER 31, 2004
                          (Dollars in thousands)
                                (Unaudited)

Operating activities:
  Net loss                                                $ (2,942)
  Adjustments to reconcile net loss to net
    cash used by operating activities:
      Gain on disposal of discontinued operations             (572)
      Loss from discontinued operations                          1
      Amortization of stock-based compensation               1,554
      Depreciation                                              60
  Changes in assets and liabilities:
    Accounts receivable                                       (981)
    Federal income taxes payable                            (1,373)
    Prepaid expenses and other current assets                  (67)
    Other non-current assets                                    (3)
    Accounts payable and other current liabilities            (835)
    Deferred rent                                              (11)
    Other, net                                                  (3)
                                                          ________
      Net cash used by operating activities                 (5,172)
                                                          ________

Investing activities:
  Redemption of short-term investments                       4,967
  Security deposits paid                                      (500)
  Purchases of property and equipment                         (625)
                                                          ________

      Net cash provided by investing activities              3,842
                                                          ________

Net decrease in cash and cash equivalents                   (1,330)
Cash and cash equivalents at beginning of period            10,801
                                                          ________

Cash and cash equivalents at end of period                $  9,471
                                                          ========
Supplemental disclosures of cash flow data:
  Cash paid for:
    Federal income taxes                                  $  1,373
    Interest                                              $    110

Non-cash investing and financing activities:
  Note receivable for sale of discontinued operations     $    200

See Notes to Condensed Consolidated Financial Statements.

                EPOCH HOLDING CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

Note 1 - Significant accounting policies and business structure
Business:
Epoch Holding Corporation ("Epoch" or the "Company") is a holding company, whose business operations are conducted through its wholly-owned subsidiary, Epoch Investment Partners, Inc. ("EIP"). EIP is a registered investment advisor under the Investment Advisers Act of 1940 (the "1940 Act"). Its clients include retirement plans, mutual fund clients, endowments, foundations and high net worth individuals. Revenues are generally derived from a percentage of Assets Under Management ("AUM"). As a result, fluctuations in financial markets combined with changes in the composition of AUM can significantly impact revenues and results of operations.

EIP began investment services operations in April 2004, and became a subsidiary in June 2004. Prior to the Company's combination with EIP, the Company was engaged in the e-commerce software business. The Company's acquisition of EIP was accounted for as a reverse merger. Under generally accepted accounting principles in the United States, EIP is treated as the acquiring entity and the transaction is treated as a recapitalization of the Company. Because EIP did not commence with business operations until April 2004, the operating history is limited.

The e-commerce operations were sold on September 9, 2004 to the former management of those operations. Accordingly, the e-commerce operations have been reported as discontinued operations.

In order to reflect the Company's business direction, the Company proposed, and the stockholders approved, a change in the Company's name from J Net Enterprises, Inc. to Epoch Holding Corporation at its Annual Meeting of Stockholders on November 18, 2004.

In addition to the name change, the stockholders approved a reincorporation from Nevada to Delaware at the November 18, 2004 meeting. The reincorporation and name change were completed December 3, 2004 and the Company continued trading on the Over-the-Counter Bulletin Board under its new ticker symbol "EPHC".

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

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals and estimates, necessary to present fairly the Company's financial position as of December 31, 2004 and June 30, 2004, the results of its operations for the three and six months ended December 31, 2004 and its cash flows for the six months ended December 31, 2004. The results for the three and six months ended December 31, 2004 are not necessarily indicative of results for a full year. Information included in the condensed consolidated balance sheet as of June 30, 2004 has been derived from the Company's Annual Report to the SEC on Form 10-K for the fiscal year ended June 30, 2004 (the "2004 Form 10-K"). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and disclosures included in the 2004 Form 10-K.

Use of estimates:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires Management to make estimates and assumptions that affect the amounts reported in the accompanying unaudited condensed consolidated financial statements and notes. Actual results could differ from those estimates.

Reclassifications:
Certain reclassifications have been made to prior financial statements to more accurately reflect the nature of the transactions.

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

Short-term investments:
The Company owned short-term investments in Mariner Partners, L.P. ("Mariner"), a private investment fund until July 2004, when the investments were liquidated. Prior to the liquidation, the Company classified those securities as short-term investments and recorded changes in the value of the accounts in the item captioned interest and other income in the Condensed Consolidated Statements of Operations.

Fair value of financial instruments:
The carrying value of certain of the Company's financial instruments, including accounts receivable, accounts payable and accrued expenses, approximates fair value due to their short maturities.

In September 2004, the Company completed the sale of its e-commerce software operations. Consideration to the Company came in the form of a 19.9% membership interest in the buyer's entity, the assumption by the buyer of liabilities of $466 thousand, and the issuance of a $534 thousand secured promissory note (the "Note") to the Company. The Note is due 5 years from the date of issuance and bears interest at 6.5% per annum and is secured by all of the assets that were purchased in the transaction. Payments of principal on the Note are at a rate of 50% of the annual cash flows from operations, as defined in the agreement, in excess of $300 thousand. The Company recorded the Note at its estimated fair value of approximately $200 thousand. Factors affecting the estimate were the non-marketable status of the Note and certain risks in reaching cash flow targets for payment.

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

Revenue recognition:
Investment advisory and management fees are recognized as services are provided pursuant to contracts with each client and are generally based on a percentage of AUM and may include performance based incentive fees. The fees are billed quarterly, in arrears.

Stock-based compensation:
The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and the pro forma disclosures required in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") to account for employee and qualifying director stock-based compensation using the market value method. The Company also follows the provisions contained within the Financial Accounting Standards Board of the American Institute of Certified Public Accountants ("AICPA") Interpretation 44 ("FIN 44"), which provides clarification on the application of APB 25.

Stock-based compensation costs, related to restricted stock issued to the Company's employees and directors, are charged against income ratably over the fixed vesting period of the related equity instruments, with the initial charge recorded in the first full month following the grant.

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

There were no stock options issued during the six months ended December 31, 2004. All stock options previously granted under a stock option plan which expired on September 30, 2002, are fully vested. Therefore, there is no difference between the reported net loss for the three and six months ended December 31, 2004, as reported, and the potential effects of any stock-based compensation using SFAS 123. Additionally, there is no difference between compensation costs recognized for restricted stock awards under APB 25 and the potential effects of stock-based compensation costs under SFAS 123.

Property and equipment:
Leasehold improvements and other property and equipment are recorded at cost and are depreciated on a straight-line basis over the shorter of estimated useful life of the asset or lease terms, as applicable. Generally, the useful lives are 2 to 7 years for equipment and 3 to 10 years for leasehold improvements, and exclude option periods, if any. Property sold or retired is eliminated from the accounts in the period of disposition. Software used to conduct the investment advisory and investment management services is amortized using a three-year estimated useful life. The Company entered into a ten year office space lease on September 15, 2004 and expects to relocate its operation to that location in February 2005. Leasehold improvements at that location will be amortized over the shorter of the useful life or the ten year life of the lease. There are no leasehold improvements being amortized as of December 31, 2004.

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

The Company is under current audit by the Internal Revenue Service (the "IRS") with respect to its fiscal years ended June 30, 2001 and June 30, 2002 (the "Audit Period"). In July 2004, the Company paid $1.5 million for tax items associated with the IRS audit. The statute of limitations for the Audit Period, unless extended by the Company, will expire in November, 2005. The Company has recently received an additional inquiry from the IRS with respect to the calculation of the alternative minimum tax attributable to operating loss carrybacks for the Audit Period. The Company is in the process of reviewing the inquiry, and has not determined whether any additional tax will be payable.

Recently issued accounting standards:
On December 16, 2004, the FASB amended Statement of Financial Accounting Standards No. 123 "Share-Based Payment" ("SFAS 123"). The adoption of the standard now calls for public companies to implement the amended cost recognition methodology for stock options, awards and payments that are granted, modified, or settled in cash for interim or annual periods beginning after June 15, 2005. Only the Company's restricted stock awards fall under the scope of the amendment. However, the Company's current accounting for the awards is consistent with the revisions to SFAS 123. As a result, there will be no effect to the Company's financial position or results of operations when the revisions are adopted for the June 30, 2005 financial statements.

Note 2 - Earnings (loss) Per Share
Basic earnings (loss) per share are computed by dividing net earnings (loss)
by the weighted average number of shares outstanding during the period.   The
calculation of earnings (loss) per share for the three and six months ended December 31, 2004 excluded 1,405,000 issued and outstanding stock options as their effect was antidilutive. There were no dilutive stock options.

The following is the amount of loss and number of shares used in the basic and diluted earnings (loss) per share computations for the three and six months ended December 31, 2004 (dollars and shares in thousands, except per share data):

                                            Three Months    Six Months
                                            ____________    __________

Loss from continuing operations              $(1,442)        $(3,513)
                                             =======         =======
Income from discontinued operations                -         $   571
                                             =======         =======

Shares:
Weighted average number of common
  shares outstanding                          17,895          17,865
                                             =======         =======

Basic and diluted loss per share from
  continuing operations                      $  (.08)        $  (.20)
                                             =======         =======

Basic and diluted earnings per share
  from discontinued operations               $     -         $   .03
                                             =======         =======

Note 3 - Related Party Transactions
EIP conducts its principal business operations in New York, New York through a month-to-month space use agreement with Berenson & Company. The Chief Executive Officer of Berenson & Company is a Director and stockholder of the Company. The space use agreement includes rent of $25 thousand per month plus other occupancy-related fees, including telephones and general office services. The agreement may be cancelled by either party with 30 days notice. The Company paid rent and other related occupancy expenses to Berenson & Company of approximately $153 thousand for the six months ended December 31, 2004. Epoch entered into a long-term lease on September 15, 2004 with an unrelated party and expects to relocate to its new facility in February 2005.

Note 4 - Commitments And Contingencies
Employment agreements:
There are no employment agreements with officers of the Company. There are agreements, subject to the attainment of certain performance criteria, or in certain cases termination of employment, to pay bonuses, advances on future sales commissions, or severance payments. Such obligations, under the various agreements, total approximately $1.3 million.

The Company is obligated to enter into an agreement with its Chief Executive Officer, William W. Priest prior to the third anniversary of the business combination with EIP. Terms of the contract are to be customary for Chief Executive Officers of peer group companies.

Legal matters:
From time to time, the Company or its subsidiaries may become parties to claims, legal actions and complaints arising in the ordinary course of business. Management does not believe that any such action would have a material adverse effect on its consolidated financial position.

Significant customers and contracts:
EIP is the beneficiary of a subadvisory contract with one customer that constitutes approximately 74% of total AUM and 37% of total revenues for the six months ended December 31, 2004. The contract was transferred on June 2, 2004 and the customer committed to use EIP's services for a two-year period from that date.

Revenues from this client represent an important source of operating funds to the Company, and the Company is dependent, to a significant degree, on the ability to maintain its existing relationship. A January 19, 2005 press release from this client announced that it was transferring four additional funds to EIP for subadvisory services. While the Company continues to receive additional funds to subadvise from this client, there can be no assurance this existing relationship will be maintained or that new clients can be obtained to replace revenues if significant clients are lost.

Note 5 - Discontinued operations
On September 9, 2004, the Company completed the sale of the assets of its e-commerce software subsidiary to the former management of the e-commerce operations. Consideration from the sale included the assumption of $466 thousand of liabilities, a $534 thousand secured promissory note (the "Note") and a 19.9% membership in the entity that purchased the assets. Details concerning the Note and its related valuation are presented in Note 1 under the caption "Fair Value of Financial Investments".

Selected financial data - discontinued operations:
There was no activity in discontinued operations for the three months ended December 31, 2004. Following are the summary operating results of the discontinued operations for the six months ended December 31, 2004 (dollars in thousands):

Revenues                                    $ 293
Costs and expenses                           (294)
                                            _____
Loss from discontinued operations
  before income taxes                          (1)
Provision for income taxes                      -
                                            _____
Loss from discontinued operations           $  (1)
                                            =====

Gain from sale of discontinued
  operations                                $ 572
Provision for income taxes(a)                   -
                                            _____
  After tax gain                            $ 572
                                            =====

(a) There are no income taxes due to utilization of available net operating loss carryforwards.

Note 6 - Subsequent events
On January 4, 2005 the Company issued 279,510 restricted stock awards to employees of the Company. Recipients of the restricted awards were immediately vested in 12.5% of the total shares received. The remaining 87.5% of unvested shares will vest over the next three years, subject to the recipients remaining as employees of the Company or any of its subsidiaries. Issuance of these awards will result in total stock compensation expense of $1.2 million over the vesting period, assuming no forfeitures.

On January 19, 2005 the Company's largest client issued a press release naming Epoch as portfolio advisor for four additional funds. The transfer of approximately $140 million of AUM occurred in January 2005.

On January 25, 2005, the Company became the advisor to Epoch International Small Cap Fund (ticker symbol: EPIEX), a publicly traded mutual fund. AUM in EPIEX are expected to exceed $50 million by mid-February 2005.

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

There are numerous risks which may affect the results of operations of the Company. Factors which could affect the Company's success include, but are not limited to, the Company's limited operating history in the investment management and investment advisory business, the ability to attract and retain clients, performance of the financial markets and invested assets managed by the Company, retention of key employees, misuse of assets and information by employees, system failures, significant changes in regulations, the costs of compliance associated with existing regulations and the penalties associated with non-compliance, and the risks associated with loss of key members of the management team. The Company presently has one client which represents approximately 74% of total AUM and 35% of current revenues. Loss of this client could have a significant negative impact on the results of operation and capital resources and liquidity of the Company and its growth plans.

In addition, the Company's ability to expand or alter its product offerings, whether through acquisitions or internal development, is critical to its long-term success and has inherent risks. This success is dependent on the ability to identify and fund those products or acquisitions on terms which are favorable to the Company. There can be no assurance that any of these operating factors or acquisitions can be achieved, or that, if undertaken, they will be successful.

Overview

In June 2004, J Net Enterprises, Inc. (renamed Epoch Holding Corporation and hereinafter referred to as "Epoch" or the "Company") completed a reverse acquisition of Epoch Investment Partners, Inc. ("EIP") When the merger was completed, the Company discontinued its e-commerce software line of business, and investment management and advisory services became the Company's sole line of business.

For accounting purposes, EIP was the acquiror in the June 2004 merger and the transaction was treated as a recapitalization of the Company. Due to EIP's limited operating history, there are no prior period statements of operations.

In order to reflect the Company's business direction, the Company's stockholders approved a change in the Company's name from J Net Enterprises, Inc. to Epoch Holding Corporation at its Annual Meeting of Stockholders on November 18, 2004.

In addition to the name change, the stockholders approved a reincorporation of the Company from Nevada to Delaware, the election of directors and the implementation of an omnibus stock incentive plan. The reincorporation and name change was completed December 3, 2004.

EIP was formed in April 2004 and is registered as an investment advisor under the Investment Advisers Act of 1940 (the "1940 Act"). Initially, there were approximately $645 million of assets under management ("AUM") under subadvisory agreements that were transferred to EIP from one of EIP's co-founder's prior firm. During the month of June 2004, additional AUM of approximately $160 million were transferred to EIP. As of June 30, 2004, total AUM were $848 million. During the first six months of fiscal 2005, which ended December 31, 2004, AUM increased to $1.01 billion.

Revenues

The Company's primary source of revenues are from investment advisory fees which are generally derived from a percentage of AUM. Billings for these fees and are done on a quarterly basis, in arrears. Some contracts include performance based incentives in addition to advisory fees. These incentives are typically billed annually.

The Company also earns interest on its cash which is invested in money market funds or high-grade securities with short maturities (generally 30 days, but no longer than three months).

Assets Under Management

AUM increased to $1.01 billion as of December 31, 2004 from $908 million on September 30, 2004 and $848 million on June 30, 2004. The following table sets forth the AUM by product line currently offered by Epoch (in millions):

                                         As of               As of
                                   December 31, 2004     June 30, 2004
                                   _________________     _____________

Subadvisory                           $  743                  $663
Private Clients                          226                   185
Institutional                             40                     -
                                      ______                  ____
  Total AUM                           $1,009                  $848
                                      ======                  ====

In the preceding table, the subadvisory classification includes accounts managed for CI Funds, a Canadian mutual fund company ("CI"). The caption titled private clients include individuals' investment and IRA accounts. Institutional includes pension and endowment accounts.

Results of operations - three months ended December 31, 2004

The three months ended December 31, 2004 represent the second full quarter of operations in the investment management and investment advisory line of business. As previously stated, EIP did not commence business operations until April 2004, and did not earn revenues from AUM until the latter part of June 2004. As a result, there are no prior year results of operations for comparative purposes. The results for the quarter include certain non-recurring start up and post merger transaction costs and expenses.

Revenues

Total revenue from investment management and advisory services were $1.1 million for the quarter ended December 31, 2004 and includes $.2 million of revenue attributable to incentive fees earned from investment performance in calendar 2004, which exceeded certain thresholds contained in the contracts with customers. The subadvisory contract with CI accounts for approximately 74% of total AUM and 35% of revenues for the three months ended December 31, 2004.

Employee related costs

Costs in this category include salaries, benefits, incentive compensation, signing bonuses, commission expenses and travel and entertainment. For the three months ended December 31, 2004, these expenses were $1.3 million. The total costs include $.3 million of signing bonuses, advances on sales commissions (which are non-refundable but can be applied against future sales) and other related startup costs.

Professional fees and services

These expenses consist primarily of outside legal fees for Securities and Exchange Commission compliance, general corporate legal affairs, independent accountants' fees, and other professional contractors. For the three months ended December 31, 2004, such fees totaled $.3 million. Approximately $.1 million represents payments for marketing and corporate identity services.
In addition, approximately $.1 million of legal fees were also incurred related to costs associated with the Company's annual stockholder meeting and establishment of the long-term incentive compensation plan.
General and administrative expenses

These costs consist primarily of office rentals, information technology-related expenses, utilities, insurance, and other office-related costs. Expenses totaled $.4 million for the three months ended December 31, 2004.

Stock Compensation

Stock compensation of $.8 million represents 5.5 million shares of restricted stock that was issued to employee owners associated with the acquisition of EIP. The restrictions will be removed subject to continued employment through June 2007. In addition, directors of the Company were awarded 70 thousand shares for their fiscal 2005 services. The directors' shares are subject to a three-year vesting period and vest one third each year. Compensation expense is being recognized ratably over the three year vesting period of those awards.

Results of operations - six months ended December 31, 2004

The six months ended December 31, 2004 represent the first six full months of operations in the investment management and investment advisory line of business. As previously stated, EIP did not commence business operations until April 2004, and did not earn revenues from AUM until the latter part of June 2004. As a result, there are no prior year results of operations for comparative purposes. The results for the six months include certain non-recurring start up and post merger transactions.

Revenues

Total revenue from investment management and advisory services were $1.9 million for the six months ended December 31, 2004. The subadvisory contract with CI accounts for approximately 74% of total AUM and 37% of revenues for the six months ended December 31, 2004.

Employee related costs

Costs in this category include salaries, benefits, incentive compensation, signing bonuses, commission expenses, travel and entertainment. For the six months ended December 31, 2004, these expenses were $2.8 million. The total costs include $.8 million of signing bonuses, advances on sales commissions (which are non-refundable but can be applied against future sales) and other startup related costs, some of which can be applied against commissions earned from future sales.

Professional fees and services

These expenses relate to outside legal fees for Securities and Exchange Commission compliance, general corporate legal affairs, independent accountants fees, and other professional contractors. For the six months ended December 31, 2004, such fees totaled $.5 million. Approximately $.1 million represented the combination of non-recurring fees related to disposition of the discontinued operations and increased legal and accountants' fees attributable to preparation of proxy materials for the Annual Meeting of Stockholders. Another $.1 million represents payments for marketing and corporate identity services. Other legal fees were also incurred related to finalizing income tax reporting matters and income tax audits during the six months ended December 31, 2004.

General and administrative expenses

These costs consist primarily of office rentals, information technology-related expenses, utilities, insurance, and other office-related costs. Expenses totaled $.9 million for the six months ended December 31, 2004.

Stock compensation of $1.6 million represents restricted stock awards issued to employees, employee-owners and directors of the Company. As of December 31, 2004 there was a total of 5.5 million shares subject to restrictions of continued employment or services to the Company. The restrictions expire between June 2007 and July 2007. Compensation expense is being recognized ratably over the three year vesting period of those awards.

Liquidity and Capital Resources

Sources of funds for the Company's operations are derived from investment management and investment advisory fees and interest on the Company's cash and cash equivalent investments. As of December 31, 2004, the Company had $9.5 million of cash and $1.1 million of receivables to fund its business growth strategy. Trade payables, which consist primarily of professional fees, trade vendors and accrued benefits were $1.2 million. There was no debt and Management does not foresee any reason to incur debt unless a significant business opportunity warrants such action.

For the six months ended December 31, 2004, net cash used in operating activities was $5.2 million. Significant components of this use of cash include payment of income taxes and interest related to fiscal year 2001 and 2002 audits of $1.5 million and start-up costs and signing bonuses of $1.3 million. The remaining use of funds was attributable to cash-based operating expenses for the six months.

Presently, the Company is not generating positive cash flows, and the ability to achieve profitable operations and cash from operations depends on several factors, including the ability to increase AUM, control operating costs, and favorable investment market conditions. Management believes its available cash resources are adequate to meet operational requirements and fund growth strategies to achieve cash positive results of operations.

The Company expects to relocate its New York operations in February 2005. $.5 million of cash was required to secure a letter of credit for the Company's lease deposit at the new location at 640 5th Avenue, New York, New York. The Company has budgeted $1.2 million, net of landlord build out contributions, for the construction and furnishing of the space. As of December 31, 2005, the Company had spent $.7 million on this project.

Contractual obligations

Leases:

The Company entered into a long-term office space lease in New York City on September 15, 2004. Presently, plans are to occupy the new facility in February 2005. The Company expects the costs of the build-out and furnishing the office space to be approximately $1.2 million.

Future minimum lease payments under the lease entered into on September 15, 2004 total $6.9 million and are presented on the table which follows (fiscal years ending June 30, dollars in thousands). No cash payments are due on the lease until October 2005.

                                    2006 -    2009 -   2011 and
                             2005   2008      2010     thereafter   Total
                            _____  _______   _______   __________  ______

Future minimum payments     $   -   $1,831   $1,332      $3,751    $6,914
                            =====   ======   ======      ======    ======

The Company also has other office lease commitments in New York, California and Texas. An office lease in New York is subleased to an unrelated third party. While the Company remains the primary responsible party under that lease, the tenant is performing its obligations under the sublease in a timely fashion. A schedule of lease commitments as of December 31, 2004 follows (fiscal years ending June 30, dollars in thousands):

                                   2006 -    2009 -   2011 and
                            2005   2008      2010     thereafter   Total
                           _____  _______   _______   __________  ______

Lease payments             $ 270  $ 1,462   $  961     $ 160      $ 2,853
Sublease income             (271)  (1,704)  (1,163)     (194)      (3,332)
                           _____  _______   ______     _____      _______
  Net commitments          $  (1) $  (242)  $ (202)    $ (34)     $  (479)
                           =====  =======   ======     =====      =======
Employment agreements

There are no employment agreements with officers of the Company. There are agreements pertaining to the attainment of certain performance criteria, advances on future sales commissions, or, in certain cases, termination of employment, to pay bonuses or severance payments. Such obligations, under the various agreements, total approximately $1.3 million as of December 31, 2004. The Company had no accrued amounts for any of the costs as of December 31, 2004. During calendar 2005, guaranteed bonuses and sales commission advances are approximately $1 million, and will be accrued ratably over the periods covered by such agreements.

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

Other matters

The Company has recently received an additional inquiry from the Internal Revenue Service (the "IRS") with respect to the calculation of the alternative minimum tax attributable to operating loss carrybacks for the Audit Period. The Company is in the process of reviewing the inquiry, and has not determined whether any additional tax will be payable.

Recently Issued Accounting Standards

On December 16, 2004, the Financial Accounting Standards Board (the "FASB") amended Statement of Financial Accounting Standards No. 123 "Share-Based Payment" ("SFAS 123"). The adoption of the standard now calls for public companies to implement the amended cost recognition methodology for stock options, awards and payments that are granted, modified, or settled in cash for interim or annual periods beginning after June 15, 2005. Only the Company's restricted stock awards fall under the scope of the amendment. However, the Company's current accounting for the awards is consistent with the revisions to SFAS 123. There will be no material effect to the Company's financial position or results when the revisions are adopted for the June 30, 2005 financial statements.

Factors Which May Affect Future Results

There are numerous risks which may affect the results of operations of the Company. Factors which could affect the Company's success include, but are not limited to, the Company's limited operating history in the investment management and investment advisory business, the ability to attract and retain clients, performance of the financial markets and invested assets managed by the Company, retention of key employees, misuse of assets and information by employees, system failures, significant changes in regulations, the costs of compliance associated with existing regulations and the penalties associated with non-compliance, and the risks associated with loss of key members of the management team. The Company presently has one client, which represents approximately 74% of total AUM as of December 31, 2004 and 37% and 35% of revenues for the three and six months ended December 31, 2004, respectively. Loss of this client could have a significant negative impact on the results of operation and capital resources and liquidity of the Company and its growth plans.

In addition, the Company's ability to expand or alter its product offerings, whether through acquisitions or internal development is critical to its long-term success and has inherent risks. This success is dependent on the ability to identify and fund those products or acquisitions on terms, which are favorable to the Company. There can be no assurance that any of these operating factors or acquisitions can be achieved, or that, if undertaken, they will be successful.

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

                        PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

This item is incorporated by reference to a Form 8-K filed by the Registrant on November 19, 2004.

Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits:
             31.1  Principal Executive Officer Certification
             31.2  Principal Financial Officer Certification
             32.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
             32.2 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
        (b)  Reports on Form 8-K:

                   Date          Item(s)                 Description
            _________________   __________       __________________________

            November 19, 2004   1.01,7.01,       The Company announced that
                                8.01             all proposals in the Proxy
                                                 Statement to Stockholders
                                                 were approved.

           December 7, 2004     1.01, 5.03       The Company announced the
                                                 completion of its
                                                 reincorporation to Delaware.


           December 9, 2004     8.01             The Company announced that
                                                 its trading symbol had
                                                 changed from JNEI to EPHC.


                                         Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         EPOCH HOLDING CORPORATION
                                                (Registrant)

                                         By:  /s/ Mark E. Wilson
                                              _______________________
                                              Mark E. Wilson
                                              Chief Financial Officer

Date:  February 14, 2005