Form 10-Q
period 2005-03-31
EPOCH HOLDING CORP
filed 2005-05-16
CIK 351903

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                 FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to___________________

Commission file no. 1-9728

                        EPOCH HOLDING CORPORATION
_________________________________________________________________________
          (Exact name of registrant as specified in its charter)

     Delaware                                 20-1938886
_______________________________   ____________________________________
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
incorporation or organization)

640 5th Avenue, 18th Floor, New York, NY              10019
________________________________________           __________
(Address of principal executive offices)           (Zip Code)

                               212-303-7200
           ____________________________________________________
           (Registrant's telephone number, including area code)

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

                               Yes          No   x
                                    ___         ___

There were 18,184,424 shares of the Registrant's common stock outstanding as of May 9, 2005.

                EPOCH HOLDING CORPORATION AND SUBSIDIARIES
                                  INDEX

Part I.   Financial Information

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets (Unaudited) -
          March 31, 2005 and June 30, 2004
          Condensed Consolidated Statements of Operations (Unaudited) - Three and Nine Months Ended March 31, 2005
          Condensed Consolidated Statement of Stockholders' Equity (Unaudited) - Nine Months Ended March 31, 2005
          Condensed Consolidated Statement of Cash Flows
          (Unaudited) - Nine Months Ended March 31, 2005
          Notes to Condensed Consolidated Financial Statements -
          (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

Item 4.   Controls and Procedures

Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K

                EPOCH HOLDING CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)
                                (Unaudited)

                                              March 31,         June 30,
                                                2005              2004
                                              ________          _______
        ASSETS
        ______

Current assets:
  Cash and cash equivalents                    $ 7,943          $10,801
  Short-term investments                             -            4,967
  Accounts receivable, net                       1,127               70
  Receivable from landlord                         615                -
  Prepaid expenses                                  79               76
  Current assets of discontinued operations          -              266
                                               _______          _______
      Total current assets                       9,764           16,180
                                               _______          _______

Investments in technology-related businesses       157              157

Property and equipment, net of accumulated
  depreciation                                   2,117              329

Notes receivable                                   200                -
Other non-current assets                           952              449
Non-current assets of discontinued operations        -               37
                                               _______          _______
      Total assets                             $13,190          $17,152
                                               =======          =======

See Notes to Condensed Consolidated Financial Statements.

                EPOCH HOLDING CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)
                                (Unaudited)
                                (Concluded)

                                                     March 31,    June 30,
                                                       2005         2004
                                                     _________   _________

LIABILITIES AND STOCKHOLDERS' EQUITY
____________________________________

Current liabilities:
  Accounts payable and other current liabilities     $  1,812    $  1,941
  Federal income taxes payable                              -       1,373
  Accrued interest payable                                  -         110
  Liabilities of discontinued operations                    -         657
                                                     ________    ________
      Total current liabilities                         1,812       4,081
                                                     ________    ________

Deferred rent                                             845         172
Other non-current liabilities                             211         212

Commitments and contingencies (Note 4)

Stockholders' equity:
  Preferred stock - authorized 1,000,000
  shares of $1 par value; none issued                       -           -
  Common stock - authorized 60,000,000 shares
    of $.01 par value; 18,184,323 and 19,529,186
    shares issued, respectively                           182         195
  Additional paid-in capital                           24,084      38,696
  Retained earnings (deficit)                          (5,904)       (992)
  Unearned stock compensation                          (8,040)     (9,157)
  Less 0 and 1,694,449 shares of common
    stock in treasury, at cost, respectively                -     (16,055)
                                                     ________    ________
      Total stockholders' equity                       10,322      12,687
                                                     ________    ________
      Total liabilities and stockholders' equity     $ 13,190    $ 17,152
                                                     ========    ========

See Notes to Condensed Consolidated Financial Statements.

                EPOCH HOLDING CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE AND NINE MONTHS ENDED MARCH 31, 2005
               (Dollars in thousands, except per share data)
                              (Unaudited)

                                              Three Months    Nine Months
                                              ____________    ___________
Revenues, net:
  Investment advisory and management fees       $ 1,090         $ 2,942
                                                _______         _______

Operating expenses:
  Employee related costs                          1,488           4,295
  Professional fees and services                    302             846
  General and administrative                        479           1,329
  Stock-based compensation                          993           2,547
                                                _______         _______
    Total operating expenses                      3,262           9,017
                                                _______         _______

Operating loss from continuing operations        (2,172)         (6,075)
                                                _______         _______

Other income:
  Interest and other income                         202             592
                                                _______         _______
    Total other income                              202             592
                                                _______         _______

Loss from continuing operations before
  income taxes                                   (1,970)         (5,483)
                                                _______         _______

Provision (benefit) for income taxes                  -               -
                                                _______         _______

Loss from continuing operations                  (1,970)         (5,483)
                                                _______         _______

Gain from sale of discontinued operations,
  net of $0 taxes                                     -             571
                                                _______         _______

    Net loss                                    $(1,970)        $(4,912)
                                                =======         =======
Basic and diluted loss per share:
  Loss from continuing operations               $  (.11)        $  (.31)
  Income from discontinued operations                 -             .03
                                                _______         _______
Basic and diluted loss per share                $  (.11)        $  (.28)
                                                =======         =======

See Notes to Condensed Consolidated Financial Statements.

                            EPOCH HOLDING CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  NINE MONTHS ENDED MARCH 31, 2005
                                 (Dollars and shares in thousands)
                                            (Unaudited)


                       Common Stock   Additional    Unearned   Retained   Treasury Stock
                       ______________  Paid-In        Stock    Earnings   ________________
                       Shares  Amount  Capital    Compensation (Deficit)  Shares   Amount   Totals
                       ______  ______  _________  ____________ _________  ______  ________  _______

Balance June 30, 2004  19,529  $ 195   $ 38,696     $(9,157)    $  (992)  (1,694) $(16,055) $12,687
Issuance of restricted
  stock                   349      4      1,426      (1,276)                                    154
Amortization of
  stock-based
  compensation                                        2,393                                   2,393
Recapitalization:
  Retirement of
    treasury stock     (1,694)   (17)   (16,038)                          1,694     16,055        -
  Retirement of
    outstanding
    J Net stock       (17,905)  (179)                                                          (179)
  Issuance of Epoch
    Holding
    Corporation
    shares             17,905    179                                                            179
Net loss                                                         (4,912)                     (4,912)
                       ______  _____   ________   _______       _______   _____   ________  _______
Balance March 31,
  2005                 18,184  $ 182   $ 24,084   $(8,040)      $(5,904)      -   $      -  $10,322
                       ======  =====   ========   =======       =======   =====   ========  =======

See Notes to Condensed Consolidated Financial Statements.

                 EPOCH HOLDING CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                     NINE MONTHS ENDED MARCH 31, 2005
                           (Dollars in thousands)
                                (Unaudited)

Operating activities:
  Net loss                                                    $ (4,912)
  Adjustments to reconcile net loss to net
    cash used by operating activities:
      Gain on disposal of discontinued operations                 (572)
      Loss from discontinued operations                              1
      Amortization of stock-based compensation                   2,547
      Depreciation                                                 113

  Changes in assets and liabilities:
    Accounts receivable                                         (1,652)
    Federal income taxes payable                                (1,373)
    Prepaid expenses and other current assets                       (3)
    Accounts payable and other current liabilities                (239)
    Deferred rent                                                  673
    Other, net                                                      (4)
                                                              ________
        Net cash provided by (used in) operating
          activities                                            (5,421)
                                                              ________
Investing activities:
  Redemption of short-term investments                           4,967
  Security deposits paid                                          (503)
  Purchases of property and equipment                           (1,901)
                                                              ________
        Net cash provided by (used in) investing
          activities                                             2,563

Net decrease in cash and cash equivalents                       (2,858)
Cash and cash equivalents at beginning of period                10,801
                                                              ________
Cash and cash equivalents at end of period                    $  7,943
                                                              ========
Supplemental disclosures of cash flow data:
  Cash paid for:
    Federal income taxes                                      $  1,373
    Interest                                                  $    110

Non-cash investing and financing activities:
  Note receivable for sale of discontinued operations         $    200

See Notes to Condensed Consolidated Financial Statements.

                 EPOCH HOLDING CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

Note 1 - Significant accounting policies and business structure
Business:
Epoch Holding Corporation ("Epoch" or the "Company") is a holding company, whose business operations are conducted through its wholly-owned subsidiary, Epoch Investment Partners, Inc. ("EIP"). EIP is a registered investment adviser under the Investment Advisors Act of 1940 (the "1940 Act"). Its clients include retirement plans, mutual fund clients, endowments, foundations and high net worth individuals. Revenues generally are derived from a percentage of Assets Under Management ("AUM"). As a result, fluctuations in financial markets combined with changes in the composition of AUM can significantly impact revenues and results of operations.

EIP began operations in April 2004, and became a subsidiary in June 2004. Prior to the Company's combination with EIP, the Company was engaged in the e-commerce software business. The Company's acquisition of EIP was accounted for as a reverse merger. Under generally accepted accounting principles in the United States, EIP was treated as the acquiring entity and the transaction was treated as a recapitalization of the Company. Because EIP did not commence with business operations until April 2004, its operating history is limited.

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

Principles of consolidation and basis of presentation:
The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Management believes that the disclosures are adequate to make the information presented not misleading.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated. The Company's fiscal year ends on June 30.

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals and estimates, necessary to present fairly the Company's financial position as of March 31, 2005 and June 30, 2004, the results of its operations for the three and nine months ended March 31, 2005 and its cash flows for the nine months ended March 31, 2005. The results for the three and nine months ended March 31, 2005 are not necessarily indicative of results for a full year. Information included in the condensed consolidated balance sheet as of June 30, 2004 has been derived from the Company's Annual Report to the SEC on Form 10-K for the fiscal year ended June 30, 2004 (the "2004 Form 10-K"). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and disclosures included in the 2004 Form 10-K.

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

In September 2004, the Company completed the sale of its e-commerce software operations. Consideration to the Company came in the form of a 19.9% membership interest in the buyer's entity, the assumption by the buyer of liabilities of $466 thousand, and the issuance of a $534 thousand secured promissory note (the "Note") to the Company. The Note is due 5 years from the date of issuance, bears interest at 6.5% per annum and is secured by all of the assets that were purchased in the transaction. Payments of principal on the Note are at a rate of 50% of the annual cash flows from operations, as defined in the agreement, in excess of $300 thousand. The Company recorded the Note at its estimated fair value of approximately $200 thousand. Factors affecting the estimate were the non-marketable status of the Note and certain risks in reaching cash flow targets for payment.

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

There were no stock options issued during the nine months ended March 31, 2005. All stock options previously granted under a separate stock option plan which expired on September 30, 2002, are fully vested. Therefore, there is no difference between the reported net loss for the three and nine months ended March 31, 2005, as reported, and the potential effects of any stock-based compensation using SFAS 123. Additionally, there is no difference between compensation costs recognized for restricted stock awards under APB 25 and the potential effects of stock-based compensation costs under SFAS 123.

Property and equipment:
Leasehold improvements and other property and equipment are recorded at cost and are depreciated on a straight-line basis over the shorter of estimated useful life of the asset or lease terms, as applicable. Generally, the useful lives are 2 to 7 years for equipment and 3 to 10 years for leasehold improvements, and exclude option periods, if any. Property sold or retired is eliminated from the accounts in the period of disposition. Software used to conduct the investment advisory and investment management services is amortized using a three-year estimated useful life. The Company entered into a ten year office space lease on September 15, 2004 and relocated its operation to that location in February 2005. Leasehold improvements at that location are being amortized over the ten-year life of the lease.

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

The Company currently is under audit by the Internal Revenue Service (the "IRS") with respect to its fiscal years ended June 30, 2001 and June 30, 2002 (the "Audit Period"). In July 2004, the Company paid $1.5 million for tax items associated with the IRS audit. The statute of limitations for the Audit Period, unless extended by the Company, will expire in November 2005. The Company has recently received an additional inquiry from the IRS with respect to the calculation of the alternative minimum tax attributable to operating loss carrybacks for the Audit Period. The Company is in the process of reviewing the inquiry, and has not determined if any additional taxes are due.

Recently issued accounting standards:
On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires companies to expense share-based payments, including stock options, as compensation. Adoption of SFAS 123R is required for annual periods beginning after June 15, 2005. Presently, the Company's restricted stock awards fall under the scope of SFAS 123R, and the accounting treatment for those awards is consistent with SFAS 123R.

Note 2 - Earnings (loss) Per Share
Basic earnings (loss) per share are computed by dividing net earnings
(loss) by the weighted average number of shares outstanding during the
period.   The calculation of earnings (loss) per share for the three and nine months ended March 31, 2005 excluded 1,377,500 issued and outstanding stock options as their effect was antidilutive. There were no dilutive stock options.

The following is the amount of loss and number of shares used in the basic and diluted earnings (loss) per share computations for the three and nine months ended March 31, 2005 (dollars and shares in thousands, except per share data):

                                            Three Months   Nine Months
                                               Ended          Ended
                                            ____________   ___________

Loss from continuing operations              $(1,970)        $(5,483)
                                             =======         =======
Income from discontinued operations          $     -         $   571
                                             =======         =======

Shares:
  Weighted average number of common
    shares outstanding                        18,175          17,968
                                             =======         =======

Basic and diluted loss per share from
  continuing operations                      $  (.11)        $  (.31)
                                             =======         =======

Basic and diluted earnings per share from
  discontinued operations                    $     -         $   .03
                                             =======         =======

Note 3 - Related Party Transactions
The Company paid rent and other related occupancy expenses to Berenson & Company of approximately $187 thousand for the period beginning July 1, 2004 through February 15, 2005. The Chief Executive Officer of Berenson & Company is a Director and stockholder of the Company. Epoch entered into a long-term lease on September 15, 2004 with an unrelated party and relocated to this facility on February 14, 2005. There have been no related party transactions with Berenson & Company since February 11, 2005.

Note 4 - Commitments And Contingencies
Employment agreements:
There are no employment agreements with officers of the Company. There are agreements, subject to the attainment of certain performance criteria, or in certain cases termination of employment, to pay bonuses or advances on future sales commissions. Such obligations, under the various agreements, total approximately $1.2 million.

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

Significant customers and contracts:
EIP is the beneficiary of a subadvisory contract with one customer that constitutes approximately 71% of total AUM and 38% of total revenues for the three months ended March 31, 2005. The contract has been in place since June 2, 2004 and the customer committed to use EIP's services for a two-year period from that date.

Revenues from this client represent an important source of operating funds to the Company, and the Company is dependent, to a significant degree, on the ability to maintain its existing relationship. In January 2005, this client transferred four additional funds to EIP for subadvisory services. While the Company continues to receive additional funds to subadvise from this client, there can be no assurance this existing relationship will be maintained or that new clients can be obtained to replace revenues if significant clients are lost.

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

Selected financial data - discontinued operations
There was no activity in discontinued operations for the three months ended March 31, 2005. Following are the summary operating results of the discontinued operations for the nine months ended March 31, 2005 (dollars in thousands):

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

Note 6 - Subsequent events:
On May 16, 2005, the Company collected the $534 thousand Note from InterWorld Holdings, LLC, the entity that purchased the Company's e-commerce software operations in September 2004. As discussed in Note 1 under the caption of "Fair Value of Financial Instruments", the Note was recorded at its estimated fair value of approximately $200 thousand. The May 16, 2005 receipt fully discharged the Note. As a result, the Company will record a gain in the amount of $334 thousand in its fiscal fourth quarter.

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

There are numerous risks which may affect the results of operations of the Company. Factors which could affect the Company's success include, but are not limited to, the Company's limited operating history in the investment management and investment advisory business, the ability to attract and retain clients, performance of the financial markets and invested assets managed by the Company, retention of key employees, misuse of assets and information by employees, system failures, significant changes in regulations, the costs of compliance associated with existing regulations and the penalties associated with non-compliance, and the risks associated with loss of key members of the management team. The Company presently has one client which represents approximately 71% of total AUM and 37% of current revenues. Loss of this client could have a significant negative impact on the results of operation and capital resources and liquidity of the Company and its growth plans.

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

Overview

In June 2004, Epoch Holding Corporation, formerly known as J Net Enterprises, Inc. and hereinafter referred to as "Epoch" or the "Company") completed a reverse acquisition of Epoch Investment Partners, Inc. ("EIP") When the merger was completed, the Company discontinued its e-commerce software line of business, and investment management and advisory services became the Company's sole line of business.

For accounting purposes, EIP was deemed the acquiror in the June 2004 merger and the transaction was treated as a recapitalization of the Company. Due to EIP's limited operating history, there are no prior period statements of operations.

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

EIP was formed in April 2004 and is registered as an investment adviser under the Investment Advisors Act of 1940 (the "1940 Act"). Initially, there were approximately $645 million of assets under management ("AUM") under subadvisory agreements that were transferred to EIP from one of EIP's co-founder's prior firm. During the month of June 2004, additional AUM of approximately $160 million were transferred to EIP. As of June 30, 2004, total AUM were $848 million. During the first nine months of fiscal 2005, which ended March 31, 2005, AUM increased to $1.24 billion.

Revenues

The Company's primary source of revenues are from investment advisory fees which are generally derived from a percentage of AUM. Billings for these fees and are typically done on a quarterly basis, in arrears. Some contracts include performance based incentives in addition to advisory fees. These incentives are typically billed annually.

The Company also earns interest on its cash which is invested in money market funds or high-grade securities with short maturities (generally 30 days, but no longer than three months).

Assets Under Management

AUM increased to $1.24 billion as of March 31, 2005 from $1.01 billion on December 31, 2004. The following table sets forth the AUM by client type currently managed, or advised, by Epoch (in millions):


                                      As of         As of
                                March 31, 2005   June 30, 2004
                                ______________   _____________

Subadvisory                        $  886.1           $663
Private Clients                       236.2            185
Institutional                          58.0              -
Mutual Funds                           64.3              -
                                   ________           ____
Total AUM                          $1,244.6           $848
                                   ========           ====

In the preceding table, the subadvisory classification includes accounts managed for CI Funds, a Canadian mutual fund company ("CI"). The caption titled private clients include individuals' investment and IRA accounts. Institutional includes pension and endowment accounts. The mutual fund designation represents the assets of Epoch International Small Cap Fund (symbol "EPIEX"), a publicly traded mutual fund for which EIP is the adviser.

Results of operations - three months ended March 31, 2005

The three months ended March 31, 2005 represent the third full quarter of operations in the investment management and investment advisory line of business. As previously stated, EIP did not commence business operations until April 2004, and did not earn revenues from AUM until the latter part of June 2004. As a result, there are no prior year results of operations for comparative purposes.

Revenues

Total revenue from investment management and advisory services were $1.1 million for each of the quarters ended March 31, 2005 and December 31, 2004. The subadvisory contract with CI accounted for approximately 71% of total AUM and 38% of revenues for the three months ended March 31, 2005. Revenues for the quarter ended December 31, 2004 included $.2 million of incentive fees. The incentive fees included in the December 31, 2004 quarter, which are calculated at the end of each calendar year, were based on performance criteria, which may or may not occur in future years. Recurring revenues increased by approximately 22% for the current quarter.

Employee related costs

Costs in this category include salaries, benefits, incentive compensation, signing bonuses, commission expenses and travel and entertainment. For the three months ended March 31, 2005, these expenses were $1.5 million. The total costs include $.3 million of performance and guaranteed bonuses or advances on sales commissions which are non-refundable but can be applied against future sales.

Professional fees and services

These expenses consist primarily of outside legal fees for Securities and Exchange Commission compliance, general corporate legal affairs, independent accountants' fees, and other professional contractors. For the three months ended March 31, 2005, such fees totaled $.3 million.
Approximately $.1 million represents payments for income tax review and assistance and consultant services to an investment management group

General and administrative expenses

These costs consist primarily of office rentals, information technology-related expenses, utilities, insurance, and other office-related costs. Expenses totaled $.5 million for the three months ended March 31, 2005.

Stock Compensation

Stock compensation totaled $1.0 million and represents 5.5 million shares of restricted stock that was issued to employee owners associated with the acquisition of EIP. The restrictions will be removed subject to continued employment through June 2007. In addition, directors of the Company were awarded 70 thousand shares for their fiscal 2005 services. The directors' shares are subject to a three-year vesting period and vest one third each year. Compensation expense is being recognized ratably over the three year vesting period of those awards. In January 2005, 279,510 shares of restricted stock was issued to employees. A total of 34,939 shares of the January award, representing 12.5% of the shares issued, were immediately vested. The remaining 87.5% of the shares vest over the next three years.

Results of operations - nine months ended March 31, 2005

The nine months ended March 31, 2005 represent the first nine full months of operations in the investment management and investment advisory line of business. As previously stated, EIP did not commence business operations until April 2004, and did not earn revenues from AUM until the latter part of June 2004. As a result, there are no prior year results of operations for comparative purposes. The results for the nine months include certain non-recurring start up and post merger transactions.

Revenues

Total revenue from investment management and advisory services were $2.9 million for the nine months ended March 31, 2005. The subadvisory contract with CI accounts for approximately 71% of total AUM as of March 31, 2005 and 37% of year-to-date revenues.

Employee related costs

Costs in this category include salaries, benefits, incentive compensation, signing bonuses, commission expenses, travel and entertainment. For the nine months ended March 31, 2005, these expenses were $4.3 million. The total costs include $1.1 million of bonuses and advances on sales commissions which are non-refundable but can be applied against future sales and other startup related costs.

Professional fees and services

These expenses relate to outside legal fees for Securities and Exchange Commission compliance, general corporate legal affairs, independent accountants fees, and other professional contractors. For the nine months ended March 31, 2005, such fees totaled $.9 million. Approximately $.1 million represented the combination of non-recurring fees related to disposition of the discontinued operations and increased legal and accountants' fees attributable to preparation of proxy materials for the Annual Meeting of Stockholders. Another $.2 million represents payments for marketing and corporate identity services. Other legal fees were also incurred related to finalizing income tax reporting matters and income tax audits during the nine months ended March 31, 2005.

General and administrative expenses

These costs consist primarily of office rentals, information technology-related expenses, utilities, insurance, and other office-related costs. Expenses totaled $1.3 million for the nine months ended March 31, 2005.

Stock compensation of $2.5 million represents restricted stock awards issued to employees, employee-owners and directors of the Company. As of March 31, 2005 there was a total of 5.8 million shares subject to restrictions of continued employment or services to the Company. The restrictions expire between June 2007 and January 2008. Compensation expense is being recognized ratably over the three year vesting period of those awards.

Liquidity and Capital Resources

Sources of funds for the Company's operations are derived from investment management and investment advisory fees and interest on the Company's cash and cash equivalent investments. As of March 31, 2005, the Company had $7.9 million of cash and $1.7 million of receivables to fund its business growth strategy. Trade payables, which consist primarily of professional fees, trade vendors and accrued benefits were $1.8 million. There was no debt and Management does not foresee any reason to incur debt unless a significant business opportunity warrants such action.

For the nine months ended March 31, 2005, net cash used in operating activities was $5.4 million. Significant components of this use of cash include payment of income taxes and interest related to fiscal year 2001 and 2002 audits of $1.5 million and start-up costs and signing bonuses of $1.3 million. The remaining use of funds was attributable to cash-based operating expenses for the nine months ended March 31, 2005. For the three months ended March 31, 2005, cash used in operations was $.3 million, which reflects the improvement in operations and the passing of the higher start-up costs incurred to commence operations.

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

The Company relocated its New York operations on February 14, 2005 and a $.5 million deposit was required to secure a letter of credit for the Company's lease deposit at the new location. The Company spent $1.5 million, net of landlord build out contributions, for the construction and furnishing of the space as of March 31, 2005. The Company expects to incur approximately $.5 of build out costs.

Contractual obligations

Leases:

The Company has a long-term office space lease in New York City, where its primary business operations are conducted.

Future minimum lease payments under this lease total $6.9 million and are presented on the table which follows (fiscal years ending June 30, dollars in thousands). No cash payments are due on the lease until October 2005.

                                   2006 -   2009 -   2011 and
                            2005   2008     2010     thereafter  Total
                            ____  ______   ______    __________  ______

Future minimum payments     $ -   $1,831   $1,332     $3,751     $6,914
                            ===   ======   ======     ======     ======

The Company also has other office lease commitments in New York, California and Texas, and operating leases for office equipment. An office lease in New York is subleased to an unrelated third party. While the Company remains the primary responsible party under that lease, the tenant is performing its obligations under the sublease in a timely fashion. A schedule of these other lease commitments and the related sublease income as of March 31, 2005 follows (fiscal years ending June 30, dollars in thousands):

                                   2006 -   2009 -   2011 and
                            2005   2008     2010     thereafter  Total
                            ____  ______   ______    __________  ______

Lease payments             $ 140  $ 1,511  $   988     $   160   $ 2,799
Sublease income             (125)  (1,704)  (1,163)       (194)   (3,186)
                           _____  _______  _______     _______   _______
  Net commitments          $  15  $  (193) $  (175)    $   (34)  $  (387)
                           =====  =======  =======     =======   =======

Employment agreements

There are no employment agreements with officers of the Company. There are agreements pertaining to the attainment of certain performance criteria, advances on future sales commissions, or, in certain cases, termination of employment, to pay bonuses or severance payments. Such obligations, under the various agreements, total approximately $1.2 million as of March 31, 2005. The Company had no accrued amounts for any of the severance-related costs as of March 31, 2005. During calendar 2005, guaranteed bonuses and sales commission advances are approximately $1 million, which are being accrued ratably over the periods covered by such agreements.

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

Other matters

The Company is under current audit by the Internal Revenue Service (the "IRS") with respect to its fiscal years ended June 30, 2001 and June 30, 2002 (the "Audit Period"). The Company has recently received an additional inquiry from the IRS with respect to the calculation of the alternative minimum tax attributable to operating loss carrybacks for the Audit Period. The Company is in the process of reviewing the inquiry, and has not determined if any additional taxes are due.

Recently Issued Accounting Standards

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires companies to expense share-based payments, including stock options, as compensation. Adoption of SFAS 123R is required for annual periods beginning after June 15, 2005. Presently, the Company's restricted stock awards fall under the scope of SFAS 123R, and the accounting treatment for those awards is consistent with SFAS 123R.

Factors Which May Affect Future Results

There are numerous risks which may affect the results of operations of the Company. Factors which could affect the Company's success include, but are not limited to, the Company's limited operating history in the investment management and investment advisory business, the ability to attract and retain clients, performance of the financial markets and invested assets managed by the Company, retention of key employees, misuse of assets and information by employees, system failures, significant changes in regulations, the costs of compliance associated with existing regulations and the penalties associated with non-compliance, and the risks associated with loss of key members of the management team. The Company presently has one client, which represents approximately 71% of total AUM as of March 31, 2005 and 37% of revenues for the nine months ended March 31, 2005. Loss of this client could have a significant negative impact on the results of operation and capital resources and liquidity of the Company and its growth plans.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Management, with the
_________________________________________________
participation of the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company's principal executive officer and principal financial officer have concluded that as of such date, the Company's disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms and were effective.

Changes in Internal Control Over Financial Reporting.  There was no change
_____________________________________________________
in our internal control over financial reporting (as defined in Rules 13a-5(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

             None.
                                    Signature

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

Date:  May 16, 2005