Form 10-K
period 2005-06-30
EPOCH HOLDING CORP
filed 2005-09-28
CIK 351903

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended June 30, 2005

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to ____________

     Commission File Number 1-9728

                         EPOCH HOLDING CORPORATION
________________________________________________________________________
           Exact name of registrant as specified in its charter

            Delaware                            20-1938886
______________________________     __________________________________
State or other jurisdiction of     I.R.S. Employer Identification No.
incorporation or organization

640 Fifth Avenue, 18th Floor, New York, NY              10019
__________________________________________            ________
Address of principal executive offices                Zip Code

Registrant's telephone number, including area code:  (212) 303-7200
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

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Act):      Yes        No   x
                                            ___       ___

As of September 19, 2005, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $35,922,025.

As of September 19, 2005, there were 18,325,331 shares of the Registrant's common stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement to be issued in connection with the 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

                            ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

                                     Part I

Item 1.   Business
Item 2.   Properties
Item 3.   Legal Proceedings
Item 4.   Submission of Matters to a Vote of Security Holders

                                     Part II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters
Item 6.   Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.  Quantitative and Qualitative Disclosure about Market Risk
Item 8.   Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.  Controls and Procedures

                                     Part III

Item 10.  Directors and Officers of the Registrant
Item 11.  Executive Compensation
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management
Item 13.  Certain Relationships and Related Transactions
Item 14.  Principal Accounting Fees and Services

                                     Part IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K


                                     PART I

ITEM 1.   BUSINESS
          ________

Overview
Epoch Holding Corporation ("Epoch" or the "Company") is a holding company whose primary line of business is investment management and investment advisory services. The operations of the Company are conducted through its wholly-owned subsidiary, Epoch Investment Partners, Inc. ("EIP"). EIP is a registered investment advisor under the Investment Advisers Act of 1940 (the "Investment Advisers Act").

The Company uses a fiscal year which ends on June 30th. References to "FY 2005" and "FY 2004" in this document refer the fiscal years ended June 30, 2005 and June 30, 2004, respectively. This Annual Report on Form 10-K may also include "Forward Looking Statements" which refer to fiscal years subsequent to the historical financial positions and results of operations contained herein. References to future fiscal years also apply to the June 30 year-end.

The Company maintains a website which contains current information on operations and other corporate governance matters. The website address is www.eipny.com. Through the Investor Relations section of our website, we make available our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC").

Company Structure and Discontinued Operations
On June 2, 2004, J Net Enterprises, Inc. ("J Net"), the predecessor to Epoch, merged with EIP in a business combination which resulted in the former EIP stockholders owning 51% of the issued and outstanding equity securities of J Net immediately following the transaction. As a result of the majority of ownership interest in the Company being held by the former EIP stockholders, the business combination was accounted for as a reverse merger. Under generally accepted accounting principles in the United States of America, the legally acquired company (in this case, EIP), became the surviving entity for financial reporting purposes. EIP was formed on April 14, 2004 and did not have a predecessor business. Due to the reverse merger treatment, the consolidated operations for FY 2004 reflect those of EIP from April 14, 2004 through June 30, 2004, and J Net from June 2, 2004 (the date of the business combination) through June 30, 2004. The FY 2005 consolidated results reflect the first complete year of operations for the Company.

Prior to the June 2, 2004 business combination, J Net conducted operations in the Internet-based e-commerce industry. Immediately following the closing of the transaction with EIP, Management initiated a formal plan to dispose of the Internet-based operations and shift its business focus and capital resources to the operations of EIP. In September 2004, the Internet-based operations were sold to the existing management of that business segment. The results of operations for that business segment have been reported as discontinued operations.

Recent Events and FY 2005 Highlights
EIP became the primary operating business segment in June 2004 immediately following the aforementioned business combination. Initially, one sub-advisory contract with assets under management ("AUM") of $647 million was transferred to EIP from a former client of Mr. William W. Priest, the Chief Executive Officer of the Company. At June 30, 2004, total AUM had increased to $848 million. The following highlights mark the notable accomplishments made at the Company during its first full year of operations:

     1. At the Annual Meeting of Stockholders in November 2004, the stockholders approved the change of the Company's legal name from J Net Enterprises, Inc. to Epoch Holding Corporation to reflect the new business direction.

     2. AUM increased to $1.4 billion, an increase of 65% from the prior year end.

     3. Expansion into services for international products was announced in January 2005 and EIP was appointed as advisor to Epoch International Small Cap Fund ("EPIEX"), a publicly traded mutual fund. In addition, the Company received sub-advisory mandates from CI Mutual Funds Inc. of Canada ("CI") for certain non U.S. funds.

     4. EIP expanded its operations from 17 employees at June 30, 2004 to 28 employees at June 30, 2005 and moved its offices to 640 Fifth Avenue in New York.

     5. The Company successfully disposed of its e-commerce operations, enabling the Company to move forward with one business segment, Investment Advisory and Investment Management Services.

Operations and Products
EIP, the sole operating segment of the Company, is a registered investment advisor under the Investment Advisers Act that manages investment assets for retirement plans, mutual fund clients, endowments, foundations, and high net worth individuals. As of June 30, 2005, EIP offered eight separate investment products to its clients:

     1. All Cap Equity - These holdings are comprised of a broad range of U.S. companies with market capitalizations that resemble stocks in the "Russell 3000", a U.S. Equity index which measures the performance of the 3,000 largest U.S. companies based upon total market capitalization.

     2. U.S. Value - Generally, these holdings reflect a selection of equities in U.S. companies with market capitalizations in excess of $2 billion, generally considered to be comparable to the "Russell" 1000, a U.S. Equity index which measures the performance of the 1,000 largest companies in the Russell 3000 index.

     3. U.S. Small Cap Value - These holdings are comprised of U.S. companies with market values under $2 billion, generally considered to be comparable to the "Russell 2000", a U.S. Equity index which measures the performance of the 2,000 smallest companies in the Russell 3000.

     4. Global Small Cap - These holdings seek to capitalize upon the continuing globalization of the world economy by investing in small-cap companies in the U.S. and throughout the world

     5. Absolute Return - While this product uses the same security selection process of other products offered by EIP, its holdings are limited to fewer than 30 positions. Individual positions can be as high as 15% and cash is used to control loss exposure. The objective of this product is absolute positive return.

     6. International Small Cap - This product draws almost all of its holdings from small cap companies outside the U.S., with "small cap" defined as companies with market capitalization in the bottom 25% of the publicly traded companies in each country where the strategy is applied. This approach results in an average portfolio market capitalization of less than $3 billion. Index comparisons for this product include the S&P/Citigroup Extended Market Index (EMI) and the Europe Pacific Asia Composite (EPAC), commonly referred to as the "EMI EPAC Index".

     7. Balanced Portfolio - This product is available to our high net worth investors. The mix of debt and equity securities is tailored to reflect (i) the client's tolerance for risk and (ii) the client's marginal tax rate or other preferences. As a result, the mix can vary among individual clients. The equity components of these portfolios reflect EIP's All-Cap equity structure and generally contain 40-60 positions, almost all of which are held in other EIP products. The debt component of the portfolio is largely comprised of high quality bonds.

     8. U.S. Value Concentrated - This product resembles the U.S. Value structure; however, its holdings are limited to 20-25 equity securities offering higher risk/reward returns.

Advisory and Sub-advisory Service Agreements
EIP earns it revenues from managing client accounts under investment advisory and sub-advisory agreements. Such agreements provide for compensation to EIP based on assets under management. Generally, fees are computed quarterly and payable in arrears. Certain contracts contain provisions for the monthly payment of fees, or payment of fees quarterly in advance. The Company also sponsors two mutual funds, EPIEX and the Epoch All-Cap Value fund, for which fees are calculated based upon daily net assets and paid monthly.

For a series of CI sponsored funds, EIP is the beneficiary of a sub-advisory contract with CI. The fees earned on this sub-advisory contract are calculated based upon the daily net assets of each respective fund, and are payable in arrears on a quarterly basis. The CI contract contains a minimum two-year commitment to EIP, commencing June 2004, to provide such services.

Growth Strategy
As the Company enters its second full year of operations, its growth strategy will be focused on the development of distribution channels to offer its various products to a broader array of clients. These efforts will include increased relationships with investment advisory consultants, initiation of managed accounts with third party institutions, and maintaining strong sub-advisory relationships.

The Company also maintains a disciplined acquisition and alliance effort which seeks complementary products or new products which could benefit clients. While the Company plans to actively seek such opportunities, there can be no assurance that acquisitions can be identified and closed on terms that are attractive. Management believes that opportunities are available, but will only act on opportunities that are accretive to the long-term business strategy.

Paramount to the ongoing success of the business, including growth in existing products and retention of clients, will be the Company's ability to attract and retain key employees. The Company offers competitive compensation to its employees, including equity-based compensation, which the Company believes promotes unity in the workforce and a common objective with shareholders.

Competition
The investment management and investment advisory business is highly competitive. The Company continuously encounters competitors in the marketplace which offer similar products and services. Management expects that trend to continue due to the relatively low costs associated with entering the business.

The investment management and advisory business is also characterized by contracts with clients that are generally terminable on relatively short notice. While the Company believes it will be successful in obtaining and retaining new clients, it is necessary to expend additional resources to compete effectively.

Significant Customers
For the fiscal year ended June 30, 2005, two customers accounted for 43% of consolidated revenues. CI accounted for approximately 36% of FY 2005 revenues, while EPIEX accounted for approximately 7% of FY 2005 revenues. For the quarter ended June 30, 2005, CI and EPIEX accounted for 32% and 14% of consolidated revenues, respectively. The Company's services and relationships with these clients are important to the Company's ongoing growth strategy, and retention of these customers is critical to the ongoing results of operations and liquidity of the Company.

Regulation
The Company's business, as well as the financial services industry generally, is subject to extensive regulation throughout the world. As a matter of public policy, regulatory bodies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets, not with protecting the interests of the Company's stockholders or creditors. In the U.S., the SEC is the federal agency responsible for the administration of the federal securities laws. The exchanges, the NASD and the National Futures Association are voluntary, self-regulatory bodies composed of members, such as EIP, that have agreed to abide by the respective bodies' rules and regulations. Each of these U.S. and non-U.S. regulatory organizations may examine the activities of, and may expel, fine and otherwise discipline, member firms and their employees. The laws, rules and regulations comprising this framework of regulation and the interpretation and enforcement of existing laws, rules and regulations are constantly changing. The effect of any such changes cannot be predicted and may impact the manner of operation and profitability of the Company.

The Company's common stock ("Common Stock") is quoted on the OTC bulletin board ("OTCBB") under the symbol "EPHC". The Company is subject to the filing and reporting obligations of the Securities Act of 1933 and the Exchange Act of 1934.

On September 12, 2005 the Company announced that its application for listing on The NASDAQ SmallCap Market ("Nasdaq SmallCap") had been approved, and it expects to commence trading on Nasdaq SmallCap under Epoch's current symbol, "EPHC", within the subsequent 30 days. Epoch's trading on the Over-the-Counter Bulletin Board will cease upon commencement of trading on Nasdaq SmallCap. Pursuant to the transfer, the Company will also be subject to the filing and reporting obligations of the Nasdaq SmallCap.

EIP is registered as an investment adviser with the SEC. As a registered investment adviser, EIP is subject to the requirements of the Investment Advisers Act and the SEC's regulations thereunder. Such requirements relate to, among other things, principal transactions between an adviser and advisory clients, as well as general anti-fraud prohibitions. Regulators are empowered to conduct administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer or its directors, officers or employees.

The above descriptions of the regulatory and statutory provisions applicable to the Company and EIP are not complete and are qualified in its entirety by reference to the particular statutory or regulatory provision. Any change in applicable laws or regulations may have a material effect on the Company's business, prospects and opinions.

Cautionary Statements
If any of the following material risks occur, the Company's business, financial condition or results of operations would likely suffer.

The Company has limited operating history as an asset management business and, therefore, most of the historical financial information presented may not be indicative of our future performance.

Business operations in the investment advisory and investment management line of business began on April 14, 2004, and revenues were not earned until June 2004. Prior to such date, the Company's business was focused on enterprise software and technology infrastructure. The enterprise software business was sold in September 2004 and the technology infrastructure investment activities were suspended. Investment advisory and investment management remains the sole line of business of the Company.

Although the Company is confident the Management and employees of EIP have experience, good reputations and good prospects in the asset management business, the acquisition of clients and generation of revenue cannot be assured. The Company could lose clients and suffer a decline in the Company's asset management and advisory revenue and earnings if the investments the Company chooses in the Company's asset management business perform poorly, regardless of overall trends in the prices of securities.

Investment performance affects the Company's AUM relating to existing clients and is one of the most important factors in retaining clients and competing for new asset management business. Poor investment performance could impair the Company's revenue and growth because:

     . existing clients might withdraw funds from the Company's asset management business in favor of better performing products, which would result in lower investment advisory fees.

     . third-party financial intermediaries, advisors or consultants may rate the Company's products poorly, which may result in client withdrawals and reduced asset flows from these third parties or their clients, or

     . firms with which the Company has strategic alliances may terminate such relationships with the Company, and future strategic alliances may be unavailable.

Some members of Management are critical to the Company's success, and the inability to attract and retain key employees could compromise the Company's future success.

If key employees were to leave, whether to join a competitor or otherwise, the Company may suffer a decline in revenue or earnings and suffer an adverse effect on the Company's financial position. Loss of key employees may occur due to perceived opportunity for promotion, increased compensation, work environment or other individual reasons, some of which may be beyond the Company's control.

Future success will depend to a significant extent upon the services and efforts of the Company's executive officers, particularly William W. Priest, our Chief Executive Officer and Chief Investment Officer, Timothy
T. Taussig, our President and Chief Operating Officer, J. Philip Clark, Executive Vice President, and David N. Pearl, Head of US Equities. These executives are responsible for determining the strategic direction of our business, and are integral to our brand and our reputation. There are no employment agreements with any key employees, including Mr. Priest. However, pursuant to certain agreements pertinent to the business combination with EIP, shares of Common Stock held by Mr. Priest and other former EIP stockholders who are employees are subject to vesting and forfeiture provisions. The loss of the services of one or more key employees, or failure to attract, retain and motivate qualified personnel could negatively impact the business, financial condition, results of operations and future prospects. As with other asset management businesses, future performance depends to a significant degree upon the continued contributions of certain officers, portfolio managers and other key marketing, client service and management personnel. There is substantial competition for these types of skilled personnel.

The Company is effectively controlled by William W. Priest, the Company's Chief Executive Officer.

For at least the first three years following the June 2, 2004 business combination, William W. Priest has the right to set the number of directors on the Company's Board of Directors (the "Board") at seven, and to designate four persons for appointment to the Board, provided such designees meet the criteria established by our Nominating/Corporate Governance Committee. Moreover, Mr. Priest will have the right to remove and/or replace any of these directors at any time. As a result, Mr. Priest will control the Board and, therefore, its business policies and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of Common Stock or other securities of the Company, and the declaration and payment of dividends on the Common Stock.

Negative performance of the securities markets could reduce revenues.

The Company's investment management and investment advisory business also would be expected to generate lower revenues in a market or general economic downturn. Under the Company's asset management business arrangements, investment advisory fees the Company receives typically are based on the market value of AUM. Accordingly, a decline in the prices of securities would be expected to cause the Company's revenue and income to decline by:

     . causing the value of the Company's AUM to decrease, which would result in lower investment advisory fees,

     . causing some of the Company's clients to withdraw funds from the Company's asset management business in favor of investments they perceive as offering greater opportunity or lower risk, which also would result in lower investment advisory fees.

If the Company's revenue declines without a commensurate reduction in the Company's expenses, the Company's net income will be reduced.

In particular, approximately 50% (possibly more) of AUM are expected to be invested in equity securities of companies with market capitalizations between $200 million and $10 billion, often characterized as small or mid-sized companies. As a consequence, the Company is susceptible to the volatility associated with changes in the market for stocks that fall within this capitalization range.

The Company's investment style in the asset management business may underperform other investment approaches, which may result in significant client or asset departures or a reduction in AUM.

Even when securities prices are rising generally, performance can be affected by investment style. Many of the equity investment strategies in the Company's asset management business share a common investment orientation towards fundamental security selection. The Company believes this style tends to outperform the market in some market environments and underperform it in others. In particular, a prolonged "growth" environment (i.e., a prolonged period whereby growth stocks outperform value stocks) may cause the Company's investment strategy to go out of favor with some clients, consultants or third-party intermediaries. In combination with poor performance relative to peers, changes in personnel, extensive periods in particular market environments, or other difficulties may result in significant client or asset departures or a reduction in AUM.

The Company's business is dependent on investment advisory and sub-advisory agreements that are subject to termination or non-renewal; therefore, clients could be lost on very short notice.

Substantially all anticipated revenues are to be derived pursuant to investment advisory and sub-advisory agreements with clients. In general, either party may terminate these agreements upon 30 days' notice. Any termination of, or failure to renew, these agreements could have a material adverse impact, particularly because many of the costs are relatively fixed.

Our largest client accounts for approximately 32% of total revenues as of the most recent quarter ended June 30, 2005 and, therefore, the Company is dependent to a significant degree on its ability to create and maintain a relationship with this client. There can be no assurance that the Company will be successful in creating or maintaining client relationships. Any failure by the Company to retain one or more large clients or establish profitable relationships with additional clients could have a material adverse effect on the business, financial condition and results of operations.

Because the Company's clients can remove the assets the Company manages on short notice, the Company may experience unexpected declines in revenue and profitability.

The Company's investment advisory contracts are generally terminable upon very short notice. Institutional and individual clients, and firms with which the Company has strategic alliances, can terminate their relationship with the Company, reduce the aggregate amount of AUM or shift their funds to other types of accounts with different rate structures for a number of reasons, including investment performance, changes in prevailing interest rates and financial market performance. Poor performance relative to other investment management firms tends to result in decreased investments in the Company's investment products, increased redemptions of the Company's investment products, and the loss of institutional or individual accounts or strategic alliances. In addition, the ability to terminate relationships may allow clients to renegotiate for lower fees paid for asset management services.

In addition, in the U.S., as required by the Investment Advisers Act, each of the Company's investment advisory contracts with the mutual funds the Company advises or subadvises automatically terminates upon its "assignment", or transfer of the Company's responsibility for fund management. Each of the Company's other investment advisory contracts subject to the provisions of the Investment Advisers Act, as required by this act, provides that the contract may not be "assigned" without the consent of the customer. A sale of a sufficiently large block of shares of the Company's voting securities or other transactions could be deemed an "assignment" in certain circumstances. An assignment, actual or constructive, will trigger these termination provisions and could adversely affect the Company's ability to continue managing client accounts.

To the extent that a technical "assignment" of investment advisory contracts arises, the Company will take the necessary steps to provide clients an opportunity to consent to the continuation of their advisory agreements. Such new agreements may need approval by the stockholders of the respective funds. In the event that any of these clients do not consent to a renewal of their agreement, the Company could lose AUM, which would result in a loss of revenue.

There may not be a consistent pattern in the Company's financial results from period to period, which may make it difficult for the Company to achieve steady earnings growth on a quarterly basis and may cause the price of the Company's Common Stock and, in turn, the Company's equity security units, to decline.

The Company may experience significant fluctuations in revenue and profits. The Company's revenue is particularly sensitive to fluctuations in the Company's AUM. Asset management fees are often based on AUM as of the end of a quarter or month. As a result, a reduction in assets at the end of a quarter or month (as a result of market depreciation, withdrawals or otherwise) will result in a decrease in management fees. As a result of quarterly fluctuations, it may be difficult for the Company to achieve steady earnings growth on a quarterly basis which could, in turn, lead to large adverse movements in the price of the Company's Common
Stock or increased volatility in the Company's stock price generally and, in turn, cause the value of the Company's equity security units to decline.

Access to clients through intermediaries is important to the Company's asset management business, and reductions in referrals from such intermediaries or poor reviews of the Company's products or the Company's organization by such intermediaries could materially reduce the Company's revenue and impair the Company's ability to attract new clients.

The Company's ability to market its services relies, in part, on receiving mandates from the client base of national and regional securities firms, banks, insurance companies, defined contribution plan administrators, investment consultants and other intermediaries. To an increasing extent, the Company's business uses referrals from accountants, lawyers, financial planners and other professional advisors. The inability to have this access could materially adversely affect the Company's business. In addition, many of these intermediaries review and evaluate the Company's products and the Company's organization. Poor reviews or evaluations of either the particular products or of the Company may result in client withdrawals or an inability to attract new assets through such intermediaries.

The Company faces strong competition from financial services firms, many of whom have the ability to offer clients a wider range of products and services than the Company can offer, which could lead to pricing pressures that could materially adversely affect the Company's revenue and profitability.

The financial services industry is intensely competitive and the Company expects it to remain so. In addition to performance, the Company competes on the basis of a number of factors including the quality of the Company's employees, transaction execution, the Company's products and services, innovation, reputation and price. The Company believes that it will experience pricing pressures in the future as some of the Company's competitors seek to obtain increased market share by reducing fees.

The Company faces increased competition due to a trend toward consolidation. In recent years, there has been substantial consolidation and convergence among companies in the financial services industry. In particular, a number of large commercial banks, insurance companies and other broad-based financial services firms have established or acquired broker-dealers or have merged with other financial institutions. Many of these firms have the ability to offer a wide range of products, from loans, deposit-taking and insurance to brokerage, asset management and investment banking services, which may enhance their competitive position. They also have the ability to support investment banking, including financial advisory services, with commercial banking, insurance and other financial services revenue in an effort to gain market share, which could result in pricing pressure in the Company's business.

The Company derives a substantial percentage of its revenues from two significant clients.

CI and EPIEX accounted for approximately 43% of revenues for FY 2005 and 47% of revenues for the quarter ended June 30, 2005. A loss of either one of these clients could negatively impact results of operations and liquidity of the Company.

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

The financial services industry faces substantial litigation and regulatory risks, and the Company may face damage to the Company's professional reputation and legal liability if the Company's services are not regarded as satisfactory or for other reasons.

As a financial services firm, the Company depends to a large extent on the Company's relationships with the Company's clients and the Company's reputation for integrity and high-caliber professional services to attract and retain clients. As a result, if a client is not satisfied with the Company's services, such dissatisfaction may be more damaging to the Company's business than to other types of businesses.

In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against financial advisors has been increasing. In the Company's business, the Company makes investment decisions on behalf of the Company's clients which could result in substantial losses. This may subject the Company to the risk of legal liabilities or actions alleging negligent misconduct, breach of fiduciary duty or breach of contract. These risks often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. The Company's engagements typically include broad indemnities from the Company's clients and provisions designed to limit the Company's exposure to legal claims relating to the Company's services, but these provisions may not protect the Company or may not be adhered to in all cases. The Company also is subject to claims arising from disputes with employees for alleged discrimination or harassment, among other things. These risks often may be difficult to assess or quantify, and their existence and magnitude often remain unknown for substantial periods of time. As a result, the Company may incur significant legal expenses in defending against litigation. Substantial legal liability or significant regulatory action against the Company could materially adversely affect the Company's business, financial condition or results of operations or cause significant reputational harm to the Company, which could seriously harm the Company's business.

Due to the extensive laws and regulations to which the Company is subject, Management is required to devote substantial time and effort to legal and regulatory compliance issues. In addition, the regulatory environment in which the Company operates is subject to change. The Company may be adversely affected as a result of new or revised legislation or regulations or by changes in the interpretation or enforcement of existing laws and regulations.

Employee misconduct could harm the Company by impairing the Company's ability to attract and retain clients and subjecting the Company to significant legal liability and reputational harm, and this type of misconduct is difficult to detect and deter.

Recently, there have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry generally, and the Company runs the risk that employee misconduct could occur in the Company's business as well. For example, misconduct by employees could involve the improper use or disclosure of confidential information, which could result in regulatory sanctions and serious reputational or financial harm. In the Company's business, the Company has authority over client assets, and the Company may, from time to time, have custody of such assets. In addition, the Company often has discretion to trade client assets on the client's behalf and must do so acting in the best interest of the client. As a result, the Company is subject to a number of obligations and standards, and the violation of those obligations or standards may adversely affect the Company's clients and the Company. It is not always possible to deter employee misconduct, and the precautions the Company takes to detect and prevent this activity may not be effective in all cases.

The Company may pursue acquisitions or joint ventures that could present unforeseen integration obstacles or costs and could dilute the stock ownership of the Company's stockholders and holders of the Company's equity securities.

As part of the Company's long-term business strategy, the Company may pursue joint ventures and other transactions aimed at expanding the geography and scope of the Company's operations. The Company expects to explore partnership opportunities that the Company believes to be attractive. While the Company is not currently in negotiations with respect to material acquisitions or material joint ventures, the Company routinely assesses its strategic position and may in the future seek acquisitions or other transactions to further enhance the Company's competitive position. If the Company is not correct when it assesses the value, strengths and weaknesses, liabilities and potential profitability of acquisition candidates or is not successful in integrating the operations of the acquired business, the success of the combined business could be compromised.

Acquisitions and joint ventures involve a number of risks and present financial, managerial and operational challenges, including potential disruption of the Company's ongoing business and distraction of management, difficulty with integrating personnel and financial and other systems, hiring additional management and other critical personnel and increasing the scope, geographic diversity and complexity of the Company's operations. The Company's clients may react unfavorably to the Company's acquisition and joint venture strategy, the Company may not realize any anticipated benefits from acquisitions, and the Company may be exposed to additional liabilities of any acquired business or joint venture, any of which could materially adversely affect the Company's revenue and results of operations. In addition, future acquisitions or joint ventures may involve the issuance of additional shares of the Company's Common Stock, which may dilute existing ownership of the Company.

Other operational risks may disrupt the Company's business, result in regulatory action against the Company, or limit the Company's growth.

The Company's business is dependent on communications and information systems, including those of the Company's vendors. Any failure or interruption of these systems, whether caused by fire, other natural disaster, power or telecommunications failure, act of terrorism or war or otherwise, could materially adversely affect the Company's operating results. Although the Company has back-up systems in place, the Company's back-up procedures and capabilities in the event of a failure or interruption may not be adequate.

The Company relies heavily on its financial, accounting, trading, compliance and other data processing systems. If any of these systems do not operate properly or are disabled, the Company could suffer financial loss, a disruption of the Company's business, liability to clients, regulatory intervention or reputational damage. The inability of the Company's systems to accommodate an increasing volume of transactions also could constrain the Company's ability to expand its businesses. The Company expects that it will need to continue to upgrade and expand these capabilities in the future to avoid disruption of, or constraints on, the Company's operations.

Extensive regulation of the Company's business limits the Company's activities and results in ongoing exposure to the potential for significant penalties, including fines or limitations on the Company's ability to conduct its business.

The financial services industry is subject to extensive regulation. The Company is subject to regulation by governmental and self-regulatory organizations in the jurisdictions in which the Company operates around the world. Many of these regulators, including U.S. and non-U.S. government agencies and self-regulatory organizations, as well as state securities commissions in the U.S., are empowered to conduct administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer. The requirements imposed by the Company's regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with the Company and are not designed to protect the Company's stockholders. Consequently, these regulations often serve to limit the Company's activities, including through net capital, customer protection and market conduct requirements.

The Company faces the risk of significant intervention by regulatory authorities, including extended investigation and surveillance activity, adoption of costly or restrictive new regulations and judicial or administrative proceedings that may result in substantial penalties. Among other things, the Company could be fined or be prohibited from engaging in some of the Company's business activities. In addition, the regulatory environment in which the Company operates is subject to modifications and further regulation. New laws or regulations or changes in the enforcement of existing laws or regulations applicable to the Company and the Company's clients also may adversely affect the Company's business, and the Company's ability to function in this environment will depend on the Company's ability to constantly monitor and react to these changes. In addition, the regulatory environment in which the Company's clients operate may impact the Company's business. For example, changes in antitrust laws or the enforcement of antitrust laws could affect the level of mergers and acquisitions activity and changes in state laws may limit investment activities of state pension plans.

In particular, for asset management businesses in general, there have been a number of highly publicized regulatory inquiries that focus on the mutual funds industry. These inquiries already have resulted in increased scrutiny in the industry and new rules and regulations for mutual funds and their investment managers. This regulatory scrutiny and rulemaking initiatives may result in an increase in operational and compliance costs or the assessment of significant fines or penalties against the Company's asset management business, and may otherwise limit the Company's ability to engage in certain activities.

In addition, financial services firms are subject to numerous conflicts of interests or perceived conflicts. The Company has adopted various policies, controls and procedures to address or limit actual or perceived conflicts and regularly seeks to review and update the Company's policies, controls and procedures. However, these policies and procedures may result in increased costs, additional operational personnel, and increased regulatory risk. Failure to adhere to these policies and procedures may result in regulatory sanctions or client litigation.

Specific regulatory changes also may have a direct impact on the revenue of the Company's asset management business. In addition to regulatory scrutiny and potential fines and sanctions, regulators continue to examine different aspects of the asset management industry. Other proposed rules that are currently under consideration include potential limitations on investment activities in which an advisor may engage, such as hedge funds and mutual funds, increased disclosure of advisor and fund activities and changes in compensation for mutual fund sales. These regulatory changes and other proposed or potential changes may result in a reduction of revenue associated with these activities.

Fluctuations in foreign currency exchange rates could lower the Company's net income or negatively impact the portfolios of the Company's clients and may affect the levels of the Company's AUM.

Foreign currency fluctuations also can impact the portfolios of the Company's clients. Client portfolios are invested in securities across the globe, although most portfolios are in a single base currency. Foreign currency fluctuations can adversely impact investment performance for a client's portfolio. In addition, foreign currency fluctuations may affect the levels of the Company's AUM. As the Company's AUM includes assets that are denominated in currencies other than U.S. dollars, an increase in the value of the U.S. dollar relative to those non-U.S. currencies may result in a decrease in the dollar value of the Company's AUM, which, in turn, would result in lower U.S. dollar denominated revenue in the Company's business. While this risk may be limited by foreign currency hedging, some risks cannot be hedged and there is no guarantee that the Company's hedging activity will be successful. Poor performance may result in decreased AUM, including withdrawal of client assets or a decrease in new assets being raised in the relevant product.

The Company may not be able to fund future capital requirements on favorable terms, if at all.

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

Employees
As of June 30, 2005, the Company employed 28 full-time employees. Eleven employees are involved in the portfolio management, research and trading roles, nine in marketing, and eight in operations and business management.

ITEM 2.  PROPERTIES
         __________

The Company's headquarters and primary business operations are located in New York, New York. The Company leases 10,243 square feet of office space under a long-term lease that expires in September 2015. In addition, the Company maintains a small office in Sherman Oaks, CA on an annual lease. Certain administrative support and corporate affairs are conducted in offices in Dallas, Texas on a six-month lease which expires in February 2006.

The Company is also the primary party to a lease in New York, New York with approximately 8,500 square feet, which expires in December 2010. In January 2002, a sublease agreement was executed with an unrelated third party. While the Company remains responsible under terms of the original lease, the subtenant has assumed those responsibilities and is performing its obligations under the sublease agreement. Proceeds from the sublease more than offset costs in the primary lease, net of profit sharing with the landlord.

ITEM 3.  LEGAL PROCEEDINGS
         _________________

In the normal course of business, we may be subject to various legal proceedings from time to time. Management is not aware of any claims which would have a material adverse effect on the Company's consolidated financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ___________________________________________________

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS
         _____________________________________________________________

The Company's Common Stock is quoted on the OTCBB under the trading symbol "EPHC". The following table sets forth the range of closing prices for shares of the Common Stock for the fiscal quarters indicated. No cash dividends were paid during those fiscal quarters.

                           COMMON STOCK
_________________________________________________________________________
                                              High           Low
_________________________________________________________________________
Fiscal 2005
  First Quarter                               $3.10         $2.15
  Second Quarter                               4.90          2.50
  Third Quarter                                5.00          4.25
  Fourth Quarter                               4.74          4.10
_________________________________________________________________________
Fiscal 2004
  First Quarter                               $1.40         $ .75
  Second Quarter                               1.40          1.00
  Third Quarter                                1.47          1.25
  Fourth Quarter                               3.00          1.40
_________________________________________________________________________

On September 12, 2005 the Company announced that its application for listing on Nasdaq SmallCap had been approved, and it expects to commence trading on Nasdaq SmallCap under Epoch's current symbol, "EPHC", within the subsequent 30 days. Epoch's trading on the OTCBB will cease upon commencement of trading on Nasdaq SmallCap.

As of September 19, 2005 there were 1,116 holders of record of the Company's Common Stock. The number of holders of record of the Company's Common Stock on September 19, 2005 was computed by a count of record holders.

Dividends
No cash dividends were paid during the year ended June 30, 2005. Future payment of quarterly cash dividends, if any, is subject to periodic review and reconsideration by the Company's Board.

Recent issuance of unregistered securities
Upon the closing of the business combination with EIP in June 2004, Allan
R. Tessler, our Chairman of the Board and former Chief Executive Officer, was awarded 200,000 restricted shares of the Company's Common Stock, priced at $1.50 per share, the quoted closing market price for the Company's Common Stock on the date of the business combination, for his role in identifying and closing the business combination with EIP. There were no other issuances of unregistered securities in FY 2005.

Equity Compensation Plan Information
The following table provides information regarding the status of the Company's equity compensation plans at June 30, 2005:

                                   Number of
                                 securities to be
                                    issued upon     Weighted-average      Number of securities
                                    exercise of    exercise price of       remaining available
                                    options and  outstanding restricted    for future issuance
                                     lifting of     stock units and          under equity
                                   restrictions    exercise price of       compensation plans
                                     on common    outstanding options,   (excluding securities
Plan Category                         stock       warrants and rights    reflected in column 1)
_____________                   ________________ _______________________ ______________________

1992 Incentive and
  Non-qualified Stock Option
  Plan (a)                          657,500            $ 8.91                           -

2004 Omnibus Long-Term
  Incentive Compensation
  Plan (b)                          423,112            $ 4.14                   2,576,888

Equity compensation plans
  not approved by security
  holders                           610,000            $12.38                           -


(a) The Company's 1992 Incentive and Nonqualified Stock Option Plan expired on September 30, 2002. The remaining options under this plan will remain open until they are exercised, cancelled or expire.

(b) Stockholders of the Company approved the 2004 Omnibus Long-Term Incentive Compensation Plan at the Company's Annual Meeting of Shareholders on November 18, 2004. All securities issued under this plan are in the form of restricted stock, which vest over a three year period. In the event recipients do not fulfill their continuing employment obligations, unvested shares of restricted stock will be cancelled and returned to the plan for future issuance, unless the Compensation Committee of the Company authorizes revisions to the original vesting terms.

ITEM 6.  SELECTED FINANCIAL DATA
         _______________________

The following is selected financial data of the Company. Due to the reverse merger treatment for the EIP business combination, consolidated operations began on April 14, 2004. Accordingly, the selected financial data reflects this limited operating history (dollars and shares in thousands, except per share data). The following selected historical consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the audited consolidated financial statements and related notes, all included in this Annual Report on Form 10-K.

Statement of Operations Data
____________________________

                                                        Commencement of
                                                         operations on
                                                         April 14, 2004
                                  Fiscal Year Ended         through
                                     June 30, 2005        June 30, 2004
                                  _________________     ________________
Operating Data:
_______________

Revenues                              $ 4,307                 $    70

Loss from continuing operations       $(7,108)                $(1,013)
Income from discontinued
  operations                              571                      21
                                      _______                 _______
  Net loss                            $(6,537)                $  (992)
                                      =======                 =======

Basic and diluted loss per share
  from continuing operations          $  (.39)                $  (.15)
                                      =======                 =======
Basic and diluted earnings per
  share from discontinued
  operations                          $   .03                 $     -
                                      =======                 =======
Average outstanding common shares      18,025                   6,718(a)
                                      =======                 =======

Balance Sheet Data
__________________

  Total assets                        $13,031                 $17,152
                                      =======                 =======
  Short-term investments              $     -                 $ 4,967
                                      =======                 =======

  Long-term debt                      $     -                 $     -
                                      =======                 =======
  Stockholders' equity                $ 9,577                 $12,687
                                      =======                 =======

  Assets under management
    (in millions)                     $ 1,402                 $   848
                                      =======                 =======

(a) 2004 weighted average shares outstanding are based on 1,000 shares from April 14, 2004 through June 1, 2004, representing issued and outstanding shares of Epoch up to the date of the merger. Beginning June 2, 2004, issued and outstanding shares were 17,834,737.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         _______________________________________________________________
         RESULTS OF OPERATIONS
         _____________________

Forward-Looking Statements
Certain information included in this Annual Report on Form 10-K and other materials filed or to be filed by the Company with the SEC contain statements that may be considered forward-looking. In some cases, you can identify these statements by forward-looking words such as "may," "might," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about the Company, may include projections of the Company's future financial performance based on the Company's growth strategies and anticipated trends in the Company's business. These statements are only predictions based on the Company's current expectations and projections about future events. There are important factors that could cause the Company's actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks and uncertainties outlined in "Cautionary Statements."

These risks and uncertainties are not exhaustive. Other sections of this Annual Report on Form 10-K may include additional factors which could adversely impact the Company's business and financial performance. Moreover, the Company operates in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for the Company's management to predict all risks and uncertainties, nor can the Company assess the impact of all factors on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Although the Company believes the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, level of activity, performance or achievements. Moreover, neither the Company nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. The Company is under no duty to update any of these forward-looking statements after the date of this Annual Report on Form 10-K, nor to conform the Company's prior statements to actual results or revised expectations, and the Company does not intend to do so.

Forward-looking statements include, but are not limited to, statements about:

     .  the Company's business strategies and investment policies,

     . the Company's possible or assumed future results of operations and operating cash flows,

     . the Company's financing plans and the availability of short-term borrowing,

     .  the Company's competitive position,

     .  potential growth opportunities available to the Company,

     . the recruitment and retention of the Company's managing directors and employees,

     .  the Company's expected levels of compensation,

     . the Company's potential operating performance, achievements, productivity improvements, efficiency and cost reduction efforts,

     .  the likelihood of success and impact of litigation,

     .  the Company's expected tax rates,

     . the Company's expectations with respect to the economy, securities markets, the market for mergers and acquisitions activity, the market for asset management activity and other industry trends,

     . the benefits to the Company resulting from the effects of separation and recapitalization transactions and additional financing transactions,

     .  the effects of competition on the Company, and

     .  the impact of future legislation and regulation on the Company.

Overview
The Company provides investment advisory and investment management services to its clients. Its operating subsidiary, EIP, is a registered investment advisor under the Investment Advisors Act. Its business operations are to manage investment assets for mutual funds, endowments, foundations and high net worth individuals. Revenues are generally derived from a percentage of AUM. Therefore, revenues are dependent on (i) performance of financial markets, (ii) the ability to maintain existing clients, and (iii) changes in the composition of AUM. The management team is led by William W. Priest. Mr. Priest has over 30 years of experience in the investment advisory business. The overall investment philosophy is focused on achieving a superior risk-adjusted return by investing in companies which are undervalued relative to the investment team's fair value determinations. Security selection and portfolio construction are designed to protect capital in declining markets while participating in rising markets.

The Company uses a fiscal year which ends on June 30 of each calendar year. The June 2, 2004 business combination between J Net and EIP was treated as a reverse merger for accounting purposes. Therefore, EIP's historical operations, which are limited, provided the basis for this Management's Discussion and Analysis. The June 30, 2005 fiscal year reflects the first full year of business operations. Due to the reverse merger treatment, the June 30, 2004 results of operations reflect the April 14, 2004 (the date on which EIP began conducting business operations) through June 30, 2004 operations for EIP and J Net from June 2, 2004 (the date of the business combination) through June 30, 2004.

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

The June 2, 2004 business combination with EIP, pursuant to generally accepted accounting principles in the United States of America, was treated as a reverse acquisition. In a reverse acquisition, the "legally acquired" company (EIP) becomes the surviving reporting entity. EIP began conducting business operations in April 2004. Due to the fact that FY 2005 represents the first full year of operations, comparisons to FY 2004 are not meaningful since FY 2004 reflects only the start-up period for EIP of April 2004 through June 2004.

Revenue recognition
Investment advisory and management fees pursuant to specific terms contained in advisory or sub-advisory contracts between EIP and its clients are generally recognized as services are provided. Such contracts generally call for revenue to be determined as a percentage of AUM. Generally, fees are billed on a quarterly basis, in arrears. Advance payments, if received, are deferred and recognized during the periods for which services are provided.

The Company performs services for mutual funds under advisory and sub-advisory contracts. Fees for these contracts are calculated based upon the daily net assets of the respective fund. Generally, advisory payments from the mutual funds are received monthly, while sub-advisory payments are received quarterly.

The Company also has certain contracts which contain "incentive clauses" which allow the Company to collect additional fees in the event that investment returns exceed stated amounts in the contracts. Revenues for these incentives are recognized only when such performance targets are exceeded at the end of the contracts' performance years, typically at the end of each calendar year. No revenues are recognized until the contract year-ends, even when investment returns are exceeding the contractual targets within the contract year, due to the inability to forecast financial markets.

Investments in Technology-Related Businesses
The Company holds minority investments in privately held, nonpublic technology-related companies. Ownership in these companies ranges from less than 1% to 14%. The Company uses the cost method to account for these investments. It is the policy of the Company to evaluate its investments in technology-related businesses for possible impairment on a quarterly basis. The carrying values may differ from the values ultimately realized upon disposition.

As of June 30, 2005, the Company held investments in four private companies which continued to conduct business operations; Tellme Networks, Inc., Estara, Inc., Strategic Data Corporation and a privately held fund other than technology-related companies. Only one such investment, Tellme Networks, Inc., continued to have any value ascribed, as described in Note 1 of the Notes to Consolidated Financial Statements. There are no plans to make additional investments in technology-related businesses.

Stock-based compensation
The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and the pro forma disclosures required in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") to account for employee and qualifying director stock-based compensation using the fair market value method. The Company also follows the provisions contained within the Financial Accounting Standards Board ("FASB") Interpretation 44 ("FIN 44"), which provides clarification on the application of APB 25.

Stock-based compensation costs related to equity instruments are charged against income ratably over the fixed vesting period of the related equity instruments, with the initial charge generally recorded in the first full month following the grant.

There were no stock options issued during FY 2005 and FY 2004. All stock options previously granted under a stock option plan, which expired on September 30, 2002, were fully vested prior to FY 2004. Therefore, there are no pro forma disclosures under SFAS 123 because there is no difference between the net losses for FY 2005 and FY 2004, as reported, and the potential effects of any stock-based compensation using SFAS 123. Additionally, there is no difference between APB 25 and SFAS 123 in compensation costs recognized for restricted stock awards and restricted stock issued in the business combination described in Note 2 of the Notes to Consolidated Financial Statements.

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires companies to expense share-based payments, including stock options, as compensation. The Company will adopt SFAS 123R in the quarter beginning July 1, 2005. Presently, the Company's restricted stock awards fall under the scope of SFAS 123R, and the current accounting treatment for those awards is consistent with SFAS 123R.

On June 2, 2004, the Company issued 9,095,716 shares of its Common Stock to the former shareholders of EIP in connection with the business combination with EIP. A total of 5,763,251 of these shares were compensatory shares issued to shareholders who became employees of the Company. Additionally, 5,531,332 of the compensatory shares are subject to a three-year vesting period, which requires continued employment with the Company during the vesting period. On June 2, 2005, a total of 790,190 of those shares vested pursuant to terms contained in the June 2, 2004 Agreement and Plan of Merger (the "Merger Agreement"). Assuming the shareholders remain employees of the Company, 1,580,381 shares will vest on June 2, 2006 and the remaining 3,160,761 shares will vest on June 2, 2007.

A total of 1,623,428 of the 5,531,332 shares subject to the aforementioned vesting were attributable to an escrow provision as defined in the Merger Agreement. These shares were not deemed to be earned until June 18, 2004, the date on which AUM surpassed the targets established in the Merger Agreement. As a result, the value of these shares is based on a share price of $2.03, the closing price of the Company's Common Stock on June 18, 2004. The other 3,907,904 shares were valued on June 2, 2004 at $1.50 per share, the effective date of the business combination. Total stock compensation expense, as it relates to the employees who were issued stock, was $.5 million in FY 2004 and $3.1 million in FY 2005. Assuming the remaining shares vest as contemplated, additional stock compensation of $3.1 million per year will occur in FY 2006 and FY 2007.

During fiscal year 2005, 294,796 shares of restricted stock were issued to employees of the Company under the Company's 2004 Omnibus Long-Term Incentive Compensation Plan. In addition, non-employee directors of the Company receive Common Stock equal to $50,000 per year for their services. Two such awards were made to directors in FY 2005, one for FY 2005 services and one in advance of FY 2006 services. Total shares issued to directors for the two years of services were 128,316. Vesting terms for the restricted stock issued to employees are identical to the three-year vesting terms for the former EIP stockholders. Directors' restricted shares vest one-third per year over a three-year period from the date of issuance.

Discontinued Operations
Prior to the business combination with EIP, the Company conducted operations in the Internet-based e-commerce industry. Upon consummation of the business combination, the Company formalized a plan to divest this line of business, which was conducted through IW Holdings, Inc. ("IWH"), a wholly owned subsidiary of the Company. As a result, the IWH financial information is being reported as discontinued operations. Management completed the sale of the assets of IWH in September 2004.

Capital Resources and Liquidity
_______________________________

Liquidity
As of June 30, 2005, the Company had $8.6 million of cash and cash equivalents and $1.2 million of accounts receivable available to fund its operations and growth strategy. Working capital at the end of FY 2005 was $7.5 million. Sources of funds are generated from investment advisory revenues, interest from cash deposits and rental receipts from the Company's subleased office space in New York. During FY 2005, the Company also received proceeds of $.5 million from collection of a note issued to the purchaser of the discontinued operations when those operations were sold in September 2004.

FY 2005 represented, for the most part, the start-up year and an operating loss from continuing operations of $7.1 million was incurred - which included non-cash charges of approximately $3.6 million. At June 30, 2004, AUM was $848 million and employees directly involved in the investment advisory and investment management operations totaled 17 full-time employees. During FY 2005, the AUM grew approximately 65% to $1.4 billion and employees increased to a total of 28 full-time on staff. The Company expects to continue to increase staff in FY 2006 to support the increased AUM base and increased distribution efforts for its products. However, the rate of employee additions is expected to decline substantially compared to the Company's start-up year. The Company's Management expects to generate quarterly positive cash flow operating results during the latter quarters of FY 2006. A number of factors could impact this objective, including, but not limited to, retention of existing clients, overall performance of domestic and international markets, the ability to control operating costs, and success in adding to AUM.

Despite the incurrence of operating losses that are expected to occur into FY 2006, Management believes the existing cash and cash equivalents are adequate to provide the necessary resources to implement its growth to profitability objectives. A summary of the changes in cash balances during FY 2005 follows (dollars in thousands):

Cash and short-term investments
  as of June 30, 2004                             $15,768
Payment of formation costs - EIP merger              (840)
Capital expenditures for office space, net
  of landlord contributions of $614                (1,819)
Settlement of IRS claims, including interest       (1,483)
Collection of notes                                   534
Cash used in operations and working capital        (3,610)
                                                  _______
  Cash and cash equivalents at June 30, 2005      $ 8,550
                                                  =======

Contractual Obligations
The Company's headquarters and operations are located in New York, New York. Business is conducted in offices with approximately 10,000 square feet under a long-term lease that expires in September 2015. Future minimum lease payments under this lease are presented on the following table (dollars in thousands):

                                       Fiscal Years Ended June 30,
                             ____________________________________________
                                      2007 -   2010 -  2012 and
                             2006     2009     2011    thereafter   Total
                             ____    ______   ______   __________  ______

Future minimum payments      $499    $1,997   $1,370    $3,048     $6,914
                             ====    ======   ======    ======     ======

The Company is also the primary party to another lease in New York, New York which expires in December 2010. This property is subleased to an unrelated third party. While the Company remains responsible for obligations under the lease, the sublease income, net of profit sharing with the landlord, more than offsets the Company's obligations under this lease. The subtenant has performed its obligations under the sublease agreement and the Company is not aware of any credit issues with the subtenant. As of June 30, 2005, the remaining future minimum payments under this lease total $2.6 million. These future minimum payments are more than offset by future minimum receipts from the subtenant, net of profit sharing with the landlord, which total $3.0 million as of June 30, 2005.

The Company also has office leases in Sherman Oaks, California and Dallas, Texas. These leases are in "executive suites" with commitments of less than one year. The obligations under these leases are minimal.

There are no employment contracts with any officers or employees of the Company. The Company is obligated to enter into an employment agreement with William W. Priest, the Chief Executive Officer of the Company, in June 2007, at the end of his three year employment date with the Company. Terms of such agreement are not known at this time, although the contents of that contract, when and if such contract is entered into, are expected to be comparable with other Chief Executive Officers of publicly traded investment advisory and investment management firms and must be reviewed and approved by the Company's Compensation Committee.

The Company has obligations to pay either bonuses or advances on future sales commissions in FY 2006 and FY 2007 which total approximately $2.5 million. Approximately $.6 million of the Company's bonus obligation represents restricted stock awards to be issued in FY 2006. The Company also has certain severance obligations which total approximately $.2 million if such severance occurs.

Summary of Contractual Obligations
The following table summarizes all contractual obligations, including the aforementioned office leases (dollars in thousands).

                                       Fiscal Years Ended June 30,
                             ____________________________________________
                                      2007 -   2010 -  2012 and
                             2006     2009     2011    thereafter   Total
                             ____    ______   ______   __________  ______

Primary New York
  operations                 $  499  $ 1,997  $1,370     $3,048    $ 6,914
Subleased New York lease        481    1,442     641          -      2,564
Other office locations           20        -       -          -         20
Other operating leases           32       49      11          -         92
Bonuses and commissions (a)   2,509      150       -          -      2,659
                             ______  _______  ______     ______    _______
  Total obligations           3,541    3,638   2,022      3,048     12,249
Sublease income                (548)  (1,708)   (765)         -     (3,021)
                             ______  _______  ______     ______    _______
    Net obligations          $2,993  $ 1,930  $1,257     $3,048    $ 9,228
                             ======  =======  ======     ======    =======

(a) Bonuses and commissions include approximately $.6 million of non-cash restricted stock awards to be issued in FY 2006. It also includes $.2 million of severance obligations.

Cash Flows
Cash used in operations during FY 2005 was $5.9 million. The total amount included nonrecurring payments of $.8 million for formation costs related to the June 2004 business combination with EIP and a $1.5 million payment to the Internal Revenue Service to settle earlier year audit claims of J Net. Excluding these non-recurring payments, cash used in operations, including working capital changes was $3.6 million.

Management expects the cash used in operations to decline in the future. AUM and its related operating revenue have steadily increased, and expenses from rapid hiring of personnel are expected to level in the near future. The combination of these events is expected to cause quarterly cash use to continue to decline.

Off-Balance Sheet Agreements
As of June 30, 2005, we had no off-balance sheet arrangements.

Results of Operations
FY 2005 compared with FY 2004

General
_______

The fiscal year ended June 30, 2005 represents the first full year of operations of the Company. In FY 2004, results of operations represented the start-up period, which began on April 14, 2004 and ended on June 30, 2004. Since FY 2004 results of operations reflect only a partial year, comparisons of FY 2005 to FY 2004 are not meaningful. Accordingly, the discussion of results of operations will focus on significant accomplishments during the Company's first full year of operations. Where applicable, we will discuss current actions being taken to guide the Company toward profitability. The summarized results of operations for FY 2005 and FY 2004 are presented below (dollars in thousands):

                                                 FY 2005         FY 2004
                                                 _______         _______

Revenues                                         $ 4,307         $    70
General and administrative expenses               (9,155)           (371)
Stock-based compensation                          (3,427)           (771)
                                                 _______         _______
Loss from continuing operations                   (8,275)         (1,072)
Other income, net                                  1,167              59
                                                 _______         _______
Net loss from continuing operations               (7,108)         (1,013)
Net gain from discontinued operations                571              21
                                                 _______         _______
  Net loss                                       $(6,537)        $  (992)
                                                 =======         =======

Operating metrics:
  Assets under management (in millions)          $ 1,402         $   848
                                                 =======         =======

Assets under management
_______________________

AUM as of June 30, 2005 were $1.4 billion compared with AUM of $.8 billion on June 30, 2004. A summary of AUM by client type for each year-end follows (dollars in millions):

                          2005        2004      $ increase     % change
                         ______       ____      __________     ________

Sub-advised              $  922       $609          $313           51%
Institutional               233         28           205          732%
High net worth              247        211            36           17%
                         ______       ____          ____          ___
                         $1,402       $848          $554           65%
                         ======       ====          ====          ===

Significant additions at the product level included $212 million in new mandates in the international equity products as well as $115 million in new mandates in the Company's U.S. value strategies.

Revenues
________

Revenues from investment advisory and investment management services were $4.3 million in FY 2005. As previously noted, FY 2004 revenues, which were $70 thousand, are not comparable due to FY 2004 representing only a partial year. In fact, no revenues were earned in FY 2004 until June 21, 2004. As a result, FY 2004 revenues represented only nine days of earnings.

A significant percentage of revenues in FY 2005 was derived from two clients; CI and EPIEX, a publicly traded mutual fund for which EIP is the adviser. As of June 30, 2005, CI represented 64% of total AUM and 36% of FY 2005 total revenues. The significance of EPIEX increased during the last half of FY 2005. EPIEX represented over 14% of revenues for the quarter ended June 30, 2005, and 7% of revenues for FY 2005.

A significant anticipated revenue highlight as the Company moves into its next fiscal year is the fact that over $63 million of June 30, 2005 AUM were from mandates that occurred on June 29 and June 30, 2005. Therefore, no revenues were earned from these awards in FY 2005. The annualized revenues from these two mandates, based on the initial AUM number at their respective contract dates are over $400 thousand.

Operating expenses (including stock-based compensation)
_______________________________________________________

The Company classifies its operating expenses into four categories:

     1. Employee-related costs - These costs include cash compensation, bonuses, employee benefits and related employer tax costs, sales commissions, and travel costs. For FY 2005, these costs totaled $6.3 million. Total full-time employees increased to 28 at June 30, 2005 from 17 in the previous year. The Company expects to increase staff during the next three months to 32. Employee additions will be centered on investment professionals to supplement research on the Company's existing products.

     2. Professional fees and services - These costs represent fees for outside counsel, independent accountants, and other contractors or professionals, such as public relations firms and advertising professionals. For FY 2005, these expenses totaled $1.0 million. Significant components included in these expenses included legal and accounting fees related to compliance with public company and Investment Advisors Act requirements of $.4 million, marketing costs of $.2 million, and $.3 million to various other service providers.

         The Company expects to reduce its reliance on outside professionals as full time staff additions are added.
         Nevertheless, certain third party costs in advertising and compliance with public company and investment advisory regulations will continue to be incurred. In addition, the Company expects to see an increase in professional fees in the upcoming twelve months as it implements its Sarbanes-Oxley Section 404 reporting requirements.

     3. General and administrative expenses - The most significant components of these expenses, which totaled $1.9 million in FY 2005, include office rent ($1.0 million), insurance costs
         ($.1 million), computer applications and software-related maintenance costs ($.2 million), office supplies, utilities and marketing materials ($.2 million) and depreciation expenses ($.2 million).

     4. Stock-based compensation - In FY 2005, total stock compensation was $3.4 million. Of this total, $3.1 million is attributable to stock which was issued to the former stockholders of EIP in the June 2, 2004 business combination. This stock is subject to a three-year vesting term, which will expire in June 2007. The remaining $.3 million represents restricted stock awards to employees and non-employee directors of the Company.

The amortization of the EIP stockholders' restricted stock will be $3.1 million in FY 2006 and FY 2007. Due to their significance, the ability to achieve profitability will be curtailed until the vesting period expires. Management is focused on achieving this profitability, but cannot assure it will be accomplished during the periods when the stock compensation is at the current, unusually high rate.

Other income, net
_________________

The Company invests its excess cash in money market and other interest-bearing instruments which earn interest over a short period of time, typically 7 to 35 days. Management does not seek higher returns from investments in riskier, low-grade securities. In FY 2005, interest earned on excess cash was $.2 million.

One of the Company's properties in New York, New York is subleased to an unrelated party. In FY 2005, rental receipts from the subtenant were $.6 million. The rental receipts more than offset base lease costs on the property.

In FY 2005, the Company sold its Internet-based e-commerce business and accepted a note with a face value of $.5 million as part of the purchase price. At the time of the sale, Management assigned significant risk to the collectibility of the note and established an allowance of $.3 million against the face value. In May 2005, the purchaser paid the note in full. As a result, a gain of $.3 million, equal to the allowance, was recognized.

Loss from continuing operations
_______________________________

A loss of $7.1 million was incurred in FY 2005. The Company believes it has the necessary human resources and infrastructure to increase revenues without incurring significant additional operating costs. As previously mentioned, there will be significant stock-based compensation costs in FY 2006 and FY 2007. Therefore, the ability to achieve profitability will be difficult until the initial stock compensation from the June 2, 2004 business combination with EIP is complete.

Discontinued operations
_______________________

In September 2004, the Company completed the sale of its e-commerce software operations to the former management of that segment.
Consideration to the Company came in the form of a 19.9% membership interest in the buyer's entity, the assumption by the buyer of liabilities of $466 thousand, and the issuance of a $534 thousand secured promissory note (the "Note") to the Company. The Note was due 5 years from the date of issuance, bore interest at 6.5% per annum and was secured by all of the
assets that were purchased in the transaction.   Payments of principal on
the Note were to be made at a rate of 50% of the annual cash flows from operations, as defined in the agreement, in excess of $300 thousand. The Company recorded the Note at its estimated fair value of approximately $200 thousand. Factors affecting the estimate were the non-marketable status of the Note and certain risks in reaching cash flow targets for payment. On May 16, 2005 the Company collected the full $534 thousand. The receipt fully discharged the Note and required the Company to record a fourth quarter gain of $334 thousand.

Selected financial data - discontinued operations
Following are the summary operating results of the discontinued operations (dollars in thousands):

Revenues                                      $ 293
Costs and expenses                             (294)
                                              _____
  Loss from discontinued
  operations before income taxes                 (1)
Provision for income taxes                        -
                                              _____
  Loss from discontinued operations           $  (1)
                                              =====

Gain from sale of discontinued operations     $ 571
Provision for income taxes                        -
                                              _____
  After tax gain                              $ 571
                                              =====

In May 2005, the purchaser of the e-commerce assets sold the assets to another party and repaid the face value of the Note to the Company. The associated gain, equal to the allowance established by the Company in September 2004 was reported as a component of other income in continuing operations and not a part of the discontinued operations gain. This accounting treatment is consistent with the SEC's Staff Accounting Bulletin No. 93 which states the gains and losses associated with assets received as consideration for discontinued operations should be reported within continuing operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
          _________________________________________________________

The Company invests its free cash in various financial instruments and money markets, which entail certain risks. Presently, the Company does not participate in hedging activities nor does it have any derivative financial instruments.

Cash and cash equivalents, including earning instruments which earn interest over short periods of time (7-35 days), are exposed to market risk due to changes in interest rates, which impacts interest income. Cash balances also exceed amounts which are guaranteed by the Federal Deposit Insurance Corporation. The Company maintains its cash in institutions which have superior credit ratings and consistently monitors the quality of the institution where its cash is deposited.

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

None.

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

The Company is not currently an accelerated filer and is not currently subject to the Internal Control reporting requirements under Section 404 of the Sarbanes-Oxley Act until its next fiscal year which will end on June 30, 2007. The Company has begun documentation of processes for its internal controls and will comply with Section 404 as required.

                                     PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT
          ________________________________________

ITEM 11.  EXECUTIVE COMPENSATION
          ______________________

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          ______________________________________________________________

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ______________________________________________

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
          ______________________________________

The information required by items 10, 11, 12, 13 and 14 are incorporated by reference from the 2005 Proxy Statement to be filed with the SEC within 120 days of the end of the fiscal year covered by this report.

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

(a) (3) The exhibits filed and incorporated by reference are listed in the index of Exhibits required by Item 601 of Regulation S-K at Item c below.

(b)  Reports on Form 8-K

Date of Report              Item(s)                   Description
______________              _______                   ___________

July 13, 2005            8.01 and 9.01       Disclosure of June 30, 2005
                                             Assets Under Management and
                                             related press release

July 13, 2005            5.02(b)             Resignation of Mark E. Wilson
                                             as the Company's Chief
                                             Financial Officer effective
                                             August 15, 2005

August 8, 2005           5.02(c)             Appointment of Adam Borak as
                                             the Company's Chief Financial
                                             Officer effective August 8,
                                             2005
September 12, 2005      3.01 and 9.01        Notice of approval by The
                                             Nasdaq to trade on The Nasdaq
                                             SmallCap Market and related
                                             press release

(c)  Exhibits

     2.1    Agreement and Plan of Reorganization dated June 2, 2004 (A)
     3.1    Articles of Incorporation of the Registrant, as amended (B)
     3.2    By-laws of the Registrant, as amended (B)
     4.1 Stockholder Rights Agreement dated as of July 11, 1994 between the Registrant and Continental Stock Transfer & Trust Company, as Rights Agent (C)
     10.2   1992 Incentive and Non-qualified Stock Option Plan (D)(E)
     10.40 Stockholders Agreement dated as of June 2, 2004 among J Net Enterprises, Inc. and certain of its stockholders (A)
     10.41 Registration Rights Agreement dated as of June 2, 2004 among J Net Enterprises, Inc. and certain of its stockholders (A)
     10.42  Audited Financial Statements of J Net as of June 1, 2004 (F)
     10.43 Asset Purchase Agreement by and between InterWorld Holdings, LLC as buyer and IW Holdings, Inc. as seller dated September 9, 2004 (G)
     10.44  2004 Omnibus Long-Term Incentive Compensation Plan (E) (H)
     10.45 Office lease between Vornado 640 Fifth Avenue LLC (Landlord) and Epoch Investment Partners, Inc. (Tenant) (I)
     10.46  Form of Restricted Stock Award - Directors (I)
     10.47  Form of Restricted Stock Award - Employees (I)
     21.1   List of Registrant's subsidiaries (I)
     23.1   Consent of CF & Co., L.L.P. (I)
     31.1   Principal Executive Officer Certification (I)
     31.2   Principal Financial Officer Certification (I)
     32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (I)

            (A) Incorporated by reference to Registrant's Form 8-K dated June 3, 2004.
            (B) Incorporated by reference to Registrant's Form 8-K dated December 7, 2004.
            (C) Incorporated by reference to Registrant's Form 8-K dated July 12, 1994.
            (D)  Incorporated by reference to Registrant's 1992 Proxy
                 Statement.
            (E) Management contract or compensatory agreement which is separately identified in accordance with Item 15(a)(3) of Form 10-K).
            (F) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2004.
            (G) Incorporated by reference to Registrant's Form 8-K dated September 14, 2004.
            (H) Incorporated by reference to Registrant's Form 8-K dated November 19, 2004.
            (I)  Included herein.

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

Dated:  September 28, 2005                 EPOCH HOLDING CORPORATION
                                                 (Registrant)

                                           By:  /s/ William W. Priest
                                               _______________________
                                               William W. Priest
                                               Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                  Title                       Date

/s/ Allan R. Tessler        Chairman of the Board        September 28, 2005
_______________________
Allan R. Tessler

/s/ William W. Priest       Chief Executive Officer      September 28, 2005
_______________________     (Principal Executive Officer)
William W. Priest

/s/ Adam Borak              Chief Financial Officer      September 28, 2005
_______________________     (Principal Financial Officer)
Adam Borak

/s/ Jeffrey L. Berenson     Director                     September 28, 2005
_______________________
Jeffrey L. Berenson

/s/  Peter A. Flaherty      Director                     September 28, 2005
_______________________
Peter A. Flaherty

/s/ Eugene M. Freedman      Director                     September 28, 2005
_______________________
Eugene M. Freedman

/s/ David R. Markin         Director                     September 28, 2005
_______________________
David R. Markin

                    EPOCH HOLDING CORPORATION AND SUBSIDIARIES
                INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA
                        AND FINANCIAL STATEMENT SCHEDULES
                               [ITEMS 8 AND 15(a)]

(1)  FINANCIAL STATEMENTS:

     Report of Independent Registered Public Accounting Firm

     Consolidated Balance Sheets
       Years ended June 30, 2005 and June 30, 2004

     Consolidated Statements of Operations
       For the period from April 14, 2004 (date of inception) to June 30, 2004 and year ended June 30, 2005

     Consolidated Statements of Stockholders' Equity
       For the period from April 14, 2004 (date of inception) to June 30, 2004 and year ended June 30, 2005

     Consolidated Statements of Cash Flows
       For the period from April 14, 2004 (date of inception) to June 30, 2004 and year ended June 30, 2005

     Notes to Consolidated Financial Statements

(2)  SUPPLEMENTARY DATA:

     Quarterly Financial Information (Unaudited)
       For the year ended June 30, 2005 and for the period from April 14, 2004 (Date of Inception) to June 30, 2004

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

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Epoch Holding Corporation and Subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended June 30, 2005 and for the period from April 14, 2004 (date of inception) to June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Epoch Holding Corporation and Subsidiaries as of June 30, 2005 and 2004, and the consolidated results of their operations and their cash flows for the year ended June 30, 2005 and for the period from April 14, 2004 (date of inception) to June 30, 2004, in conformity with U.S. generally accepted accounting principles.

                                     /s/ CF & Co., L.L.P.

                                         CF & Co., L.L.P.

Dallas, Texas
September 27, 2005


                    EPOCH HOLDING CORPORATION AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS - JUNE 30, 2005 AND 2004
                               (Dollars in thousands)

ASSETS                                                2005        2004
                                                    _______     ________
Current assets:
  Cash and cash equivalents                         $ 8,550     $ 10,801
  Short-term investments                                  -        4,967
  Accounts receivable                                 1,224           70
  Prepaid expenses                                       66           76
  Current assets of discontinued operations               -          266
                                                    _______     ________
      Total current assets                            9,840       16,180
                                                    _______     ________

Investments in technology-related businesses            157          157

Property and equipment, net of accumulated
  depreciation                                        2,088          329

Security deposits                                       946          449
Non-current assets of discontinued operations             -           37
                                                    _______     ________
      Total assets                                  $13,031     $ 17,152

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses             $ 2,262     $  1,941
  Federal income taxes payable                            -        1,373
  Accrued interest payable                                -          110
  Liabilities of discontinued operations                  -          657
                                                    _______     ________
       Total current liabilities                      2,262        4,081
                                                    _______     ________

Deferred rent                                           981          172
Security deposits held                                  211          212

Commitments and contingencies (Note 9)

Stockholders' equity:
  Preferred stock - authorized 1,000,000
    shares of $1 par value; none issued                   -            -
  Common stock - authorized 60,000,000 shares of
    $.01 par value; 18,257,749 and 19,529,186
    shares issued, respectively                         182          195
  Additional paid-in capital                         24,404       38,696
  Accumulated deficit                                (7,529)        (992)
  Unearned stock compensation                        (7,480)      (9,157)
  Less 0 and 1,694,449 shares of common stock
    in treasury, at cost                                  -      (16,055)
                                                    _______     ________
      Total stockholders' equity                      9,577       12,687
                                                    _______     ________
      Total liabilities and stockholders' equity    $13,031     $ 17,152
                                                    =======     ========

See Notes to Consolidated Financial Statements.

                    EPOCH HOLDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   YEAR ENDED JUNE 30, 2005 AND FOR THE PERIOD
             FROM APRIL 14, 2004 (DATE OF INCEPTION) TO JUNE 30, 2004
                   (Dollars in thousands, except per share data)


                                                           April 14, 2004
                                                                 to
                                                  2005     June 30, 2004
                                                ________   _______________
Revenues, net:
  Investment advisory and management fees       $  4,307       $     70
                                                ________       ________
Operating expenses:
  Employee related costs (excluding stock
    based compensation)                            6,260            135
  Professional fees and services                   1,022             85
  General and administrative (includes $187
    and $0 rent to a related party)                1,873            151
  Stock-based compensation                         3,427            771
                                                ________       ________
      Total operating expenses                    12,582          1,142
                                                ________       ________

Operating loss from continuing operations         (8,275)        (1,072)
                                                ________       ________

Other income (expense):
  Interest and other income                          808             69
  Gain from collection of notes and other
    settlements                                      359              -
  Interest expense                                     -            (10)
                                                ________       ________
      Total other income                           1,167             59
                                                ________       ________

Loss from continuing operations before
  income tax                                      (7,108)        (1,013)
                                                ________       ________

Provision (benefit) for income taxes                   -              -
                                                ________       ________

Loss from continuing operations, net of tax       (7,108)        (1,013)
                                                ________       ________

Gain from discontinued operations, (including
  gain on disposal in FY 2005 of $572, net
  of $0 taxes)                                       571             21
                                                ________       ________

      Net loss                                  $ (6,537)      $   (992)
                                                ========       ========

Basic and diluted loss per share
  Loss from continuing operations               $   (.39)      $   (.15)
  Income from discontinued operations                .03              -
                                                ________       ________
Basic and diluted loss per share                $   (.36)      $   (.15)
                                                ========       ========

See Notes to Consolidated Financial Statements.

                                 EPOCH HOLDING CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE PERIOD FROM APRIL 14, 2004 (DATE OF INCEPTION) TO JUNE 30, 2004
                                         AND YEAR ENDED JUNE 30, 2005
                                      (Dollars and shares in thousands)

                   Common Stock     Additional     Unearned    Retained   Treasury Stock
                   _____________      Paid-In       Stock      Earnings   ______________
                   Shares Amount     Capital     Compensation  (Deficit)  Shares  Amount    Total
                   ______ ______    __________   ____________  ________   ______ ________  ________

Issuance of
  common shares
  at formation of
  Epoch on April
  14, 2004            1    $    -     $   100      $     -      $     -        -  $      - $    100
Exchange of
  outstanding
  Epoch common
  shares for
  9,096 common
  shares of
  J Net           9,095        91         (91)                                                    -
Recapitalization
  to reflect
  reverse
  merger         10,233       102       28,761                            (1,694)  (16,055)  12,808
Stock-based
  compensation                           9,628      (9,628)                                       -
Issuance of
  restricted
  common stock      200         2          298                                                  300
Amortization
  of stock-
  based
  compensation                                         471                                      471
    Net loss                                                       (992)                       (992)
                 ______    ______      _______     _______      _______   ______  ________ _______
Balance June
  30, 2004       19,529       195       38,696      (9,157)        (992)  (1,694)  (16,055)  12,687

Issuance of
  restricted
  stock             423         4        1,746      (1,587)                                     163
Amortization
  of stock-
  based
  compensation                                       3,264                                    3,264
Recapitalization
  to State of
  Delaware from
    State of
    Nevada:
    Retirement
    of treasury
    stock        (1,694)      (17)     (16,038)                            1,694     16,055       -
    Retirement of
    outstanding
    J Net stock (17,905)     (179)                                                             (179)
  Reissuance of
    Epoch Holding
    Corporation
    shares       17,905       179                                                               179
      Net loss                                                   (6,537)                     (6,537)
                 ______    ______     ________     _______      _______   ______  ________ ________
Balance June
  30, 2005       18,258    $  182     $ 24,404     $(7,480)     $(7,529)       -  $      - $  9,577
                 ======    ======     ========     =======      =======   ======  ======== ========


See Notes to Consolidated Financial Statements.

                    EPOCH HOLDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEAR ENDED JUNE 30, 2005 AND FOR THE PERIOD FROM
               APRIL 14, 2004 (DATE OF INCEPTION) TO JUNE 30, 2004
                              (Dollars in thousands)


                                                            April 14, 2004
                                                                  to
                                                   2005      June 30, 2004
                                                 _______    _______________
Operating activities:
  Net loss                                       $(6,537)       $  (992)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Stock-based compensation                     3,427            771
      Gain on sale of discontinued operations       (571)           (21)
      Gain from collection of notes                 (334)             -
      Depreciation                                   202              9

  Changes in assets and liabilities:
    Accounts receivable                           (1,154)           (70)
    Short-term investments                             -            (13)
    Federal income taxes payable                  (1,373)             -
    Prepaid expenses and other current assets         10            (74)
    Other non-current assets                           -             (5)
    Accounts payable and other current
      liabilities                                    211            163
    Deferred rent                                    194             (2)
    Other, net                                        (4)             -
                                                 _______        _______
        Net cash used in continuing operations    (5,929)          (234)
        Net cash used in discontinued operations      20            (13)
                                                 _______        _______
        Net cash used in operating activities     (5,909)          (247)
                                                 _______        _______

Investing activities:
  Acquisition of J Net                                 -         11,291
  Purchase of property and equipment              (1,961)          (338)
  Collection of notes receivable                     534              -
  Redemption of short-term investments             4,967              -
  Security deposits paid                            (497)             -
  Landlord contributions to leasehold
    improvements                                     615              -
                                                 _______        _______
        Net cash provided by (used in)
          investing activities -
          continuing operations                    3,658         10,953
        Net cash used in discontinued
          operations                                   -             (5)
                                                 _______        _______
        Net cash provided by investing
          activities                               3,658         10,948

Financing activities:
  Issuance of common stock                             -            100
  Proceeds from note to related party                  -            100
  Repayment of note to related party                   -           (100)
                                                 _______        _______
        Net cash provided by financing
          activities                                   -            100
                                                 _______        _______

Net increase (decrease) in cash and
  cash equivalents                                (2,251)        10,801
Cash and cash equivalents at beginning of
  period                                          10,801              -
                                                 _______        _______

Cash and cash equivalents at end of period       $ 8,550        $10,801
                                                 =======        =======

Supplemental disclosures of cash flow data:
  Cash paid during the year for:
    Interest paid                                $   110        $     -
    Federal income taxes                         $ 1,373        $     -

Non-cash investing and financing activities:
  Issuance of common stock to Epoch Investment
    Partners, Inc. stockholders for non-cash
    assets                                       $     -        $ 1,517
  Accrued acquisition, formation and
    discontinued operations costs                $     -        $   539

See Notes to Consolidated Financial Statements.

                    EPOCH HOLDING CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Significant Accounting Policies and Business
Business:
Epoch Holding Corporation ("Epoch" or the "Company") is a holding company whose primary line of business is investment management and investment advisory services. The operations of the Company are conducted through its wholly-owned subsidiary, Epoch Investment Partners ("EIP"). EIP is a registered investment advisor under the Investment Advisers Act of 1940 (the "Investment Advisors Act"). EIP's primary operations are to provide investment advisory and investment management services to retirement plans, mutual funds, endowments, foundations and high net worth individuals.

Principles of consolidation and basis of presentation:
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions are eliminated. The Company's fiscal year ends on June 30. Unless specifically stated otherwise, references to FY 2005 refer to the fiscal year ended June 30, 2005. All references to FY 2004 refer to the period from April 14, 2004 (date of inception) through June 30, 2004.

Company Structure and Discontinued Operations
Operations commenced under the existing structure on June 2, 2004 when J Net Enterprises, Inc. ("J Net"), the predecessor to Epoch, merged with EIP in a business combination which resulted in the former EIP stockholders owning 51% of the issued and outstanding equity securities of J Net immediately following the transaction. As a result of the majority of ownership interest in the Company being held by the former EIP stockholders, the business combination was accounted for a reverse merger. Under generally accepted accounting principles in the United States of America, the legally acquired company (in this case, EIP), became the surviving entity for financial reporting purposes. EIP was formed on April 14, 2004 and did not have a predecessor business. Due to the reverse merger treatment, the consolidated operations for FY 2004 reflect those of EIP from April 14, 2004 through June 30, 2004 and J Net from June 2, 2004 (the date of the reverse merger) to June 30, 2004. The FY 2005 consolidated operations represent the first complete year of operations for the Company.

Prior to the June 2, 2004 business combination, J Net conducted operations in the Internet-based e-commerce industry. Immediately following the closing of the transaction with EIP, Management initiated a formal plan to dispose of the internet-based business and shift its business focus and capital resources to the operations of EIP. In September 2004, the internet-based operations were sold to the management of that business segment. The results of operations for that business segment have been reported as discontinued operations.

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

Short-term investments:
The Company owned short-term investments in Mariner Partners, L.P. ("Mariner"), a private investment fund. The Company classified those securities as short-term investments and recorded changes in the value of the accounts in the item captioned interest and other income in the accompanying Consolidated Statement of Operations. In July 2004, the Company began liquidating its short-term investments in Mariner. The account was fully liquidated by September 2004. The Company has not held a position with Mariner or any other short-term investments since that date.

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

Revenue recognition:
Investment advisory and management fees are generally recognized as services are provided pursuant to specific terms contained in advisory or sub-advisory contracts between EIP and its clients. Such contracts generally call for revenue to be determined as a percentage of assets under management ("AUM"). Generally, fees are billed on a quarterly basis, in arrears. Advance payments, if received, are deferred and recognized during the periods for which services are provided.

The Company performs services for mutual funds under advisory and sub-advisory contracts. Fees for these contracts are calculated based upon the daily net assets of the respective fund. Generally, advisory payments from the mutual funds are received monthly, while sub-advisory payments are received quarterly.

The Company also has certain contracts which contain "incentive clauses" which allow the Company to collect additional fees in the event that investment returns exceed stated amounts in the contracts. Revenues for these incentives are recognized only when such performance targets are exceeded at the end of the contracts' year, typically at the end of each calendar year. No revenues are recognized until the contract year-ends, even when investment returns are exceeding the contractual targets within the contract year, due to the inability to forecast financial markets.

Investments in Technology-Related Businesses:
The Company holds minority investments in privately held, nonpublic technology-related companies. Ownership in these companies ranges from less
than 1% to 14%.   The Company uses the cost method to account for these
investments. As of June 30, 2005, the Company held investments in four private companies which continued to conduct business operations; Tellme Networks, Inc., Estara, Inc., Strategic Data Corporation and a privately held fund other than technology-related companies. Only one such investment, Tellme Networks, Inc., continued to have any value ascribed. There are no plans to make additional investments in technology-related businesses.

It is the policy of the Company to evaluate its investments in technology-related businesses for possible impairment on a quarterly basis.
Management uses a number of different criteria when evaluating an asset for possible impairment. Indicators such as significant decreases in market value of an investment, discounted cash flow analyses, adverse changes in the business climate, legal matters, losses of significant customers, new technologies which could accelerate obsolescence of business products, sustained operating losses, and cash flows which cannot be resolved or improved within a reasonable amount of time to justify continued business operations are used by Management when making its evaluations. Due to the application of reverse merger accounting for the business combination, the assets and liabilities of J Net had to be adjusted to their fair market value. As depicted below in Note 2 - Business Combination, the Company's technology-related investment in Tellme Networks, Inc. ("Tellme") was decreased from $2 million to $157 thousand. This reduction was due solely to the purchase accounting which required a write down of non-current assets stemming from negative goodwill in the J Net acquisition.

Stock-based compensation:
The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and the pro forma disclosures required in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") to account for employee and qualifying director stock-based compensation using the fair market value method. The Company also follows the provisions contained within the Financial Accounting Standards Board Interpretation 44 ("FIN 44"), which provides clarification on the application of APB 25.

Stock-based compensation costs related to equity instruments are charged against income ratably over the fixed vesting period of the related equity instruments, with the initial charge generally recorded in the first full month following the grant.

There were no stock options issued during FY 2005 and FY 2004. All stock options previously granted under a stock option plan, which expired on September 30, 2002, were fully vested prior to FY 2004. Therefore, there are no proforma disclosures under SFAS 123 because there is no difference between the net losses for FY 2005 and FY 2004, as reported, and the potential effects of any stock-based compensation using SFAS 123. Additionally, there is no difference between APB 25 and SFAS 123 in compensation costs recognized for restricted stock awards and restricted stock issued in the business combination described in Note 2 of the Notes to Consolidated Financial Statements.

Property and equipment:
Leasehold improvements are recorded at cost and are depreciated on a straight-line basis over the shorter of their estimated useful lives or lease term, as applicable. Property and equipment are recorded at cost and are depreciated on a straight-line basis over their useful lives. Generally, the useful lives are 3 to 10 years for leasehold improvements and 3 to 7 years for equipment, and exclude option periods, if any. Property sold or retired is eliminated from the accounts in the period of disposition. Software used to conduct the investment advisory and investment management services is amortized using a three-year estimated useful life. The Company entered into a ten year office space lease on September 15, 2004 and relocated its operation to that location in February 2005. Leasehold improvements at that location are being amortized over the remaining term of the lease.

As of June 30, 2005, property and equipment consisted of the following elements (dollars in thousands):

                                               Accumulated
                                               Depreciation
                                                    and          Net Book
                                    Cost       Amortization        Value
                                   ______      ____________      ________

Trading software                   $  162        $ (75)           $   87
Other software                         36           (7)               29
Leasehold improvements              1,579          (66)            1,513
Equipment                             522          (63)              459
                                   ______        _____            ______
  Total                            $2,299        $(211)           $2,088
                                   ======        =====            ======

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

Reclassifications:
Certain reclassifications have been made to prior period financial statements to conform them to the current period presentation.

Recently issued accounting standards:
On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires companies to expense share-based payments, including stock options, as compensation. The Company will adopt SFAS 123R in the quarter beginning July 1, 2005. Presently, the Company's restricted stock awards fall under the scope of SFAS 123R, and the current accounting treatment for those awards is consistent with SFAS 123R.

Note 2 - Business Combination
On June 2, 2004, pursuant to an Agreement and Plan of Merger (the "Merger Agreement"), J Net issued 9,095,716 shares of its Common Stock to acquire EIP. After issuance of the shares, the former EIP stockholders owned 51% of the issued and outstanding stock of the Company. The common shares issued consisted of 6,426,153 shares of initial stock consideration (the "Initial Shares") and 2,669,563 shares of escrow stock consideration (the "Escrow Consideration"). The Initial Shares were issued to reflect value to a sub-advisory contract assigned to EIP with AUM of $647 million on the date of the business combination. The Escrow Consideration was contingent on EIP increasing the AUM from $647 million to $779 million within 120 days from the date of the Merger Agreement. On June 18, 2004, AUM surpassed this threshold and the Escrow Consideration was deemed to have been earned. Additional shares may also be issued to the former EIP stockholders in the future (the "Contingent Shares") if J Net incurs obligations in excess of $2 million relating to taxes prior to the Merger Agreement. Issuance of the contingent shares could further dilute the holders of J Net stock prior to the merger. As of June 30, 2005, there were no contingent shares issued, or contemplated to be issued.
The Company, EIP shareholders and certain trusts formed by them ("Family Affiliates"), David R. Markin, an independent director and Allan R. Tessler, the Chairman of the Board of Directors and former Chief Executive Officer of the Company, entered into a Stockholders Agreement (the "Stockholders Agreement"). The Stockholders Agreement governs vesting, transfers and voting of the shares of the Company's Common Stock received by the EIP stockholders and Family Affiliates. Complete details of the Merger Agreement and other documents are incorporated by reference to the June 3, 2004 Current Report on Form 8-K filed by the Company, as amended.

Vesting terms contained within the Stockholders Agreement apply to EIP stockholders who became employees ("Employee Owners"). Employee Owners were 12.5% immediately vested at the time the shares were issued. A total of 25% of the shares are vested as of June 30, 2005, a total of 50% will be vested in June 2006 and the full 100% will be vested in June 2007. If an Employee Owner is terminated within this three-year period, the unvested shares are subject to purchase by the Company at a price of $.01 per share.

The voting provisions contained within the Stockholders Agreement call for:

     (1)  The Board of Directors to have seven members.

     (2) Four of the directors to be designated by William W. Priest, a co-founder of EIP and the Chief Executive Officer of the Company.

     (3) Three directors of the prior J Net Board to continue their services as members of the Board.

     (4) Amendment to the By-Laws of the Company to provide that decisions of the Board of Directors must be made by a two-third majority for (i)compensation of Mr. Priest, (ii) issuance of additional shares to Employee Owners, and (iii) any amendments to the Stockholders Agreement.

The issuance of the restricted shares to the Employee Owners created non-cash compensation for a portion of the Initial Shares and Escrow Consideration issued. A total of 5,763,251 of the 9,095,716 shares issued for the EIP acquisition were compensatory shares issued to the Employee Owners. 5,531,332 of the compensatory shares are subject to a three-year vesting period, which requires continued employment with the Company. In June 2005, a total of 790,190 of those shares vested pursuant to terms contained in the June 2, 2004 Agreement and Plan of Merger (the "Merger Agreement"). Assuming the Employee Owners remain employees of the Company, 1,580,381 shares will vest in June 2006 and the remaining 3,160,761 shares will vest in June 2007.

A total of 1,623,428 of the 5,531,332 shares subject to the aforementioned vesting were attributable to an escrow provision as defined in the Merger Agreement. These shares were not deemed to be earned until June 18, 2004, the date on which AUM surpassed the targets established in the Merger Agreement. As a result, the value of these shares is based on a share price of $2.03, the closing price of the Company's Common Stock on June 18, 2004. The other 3,907,904 shares were valued on June 2, 2004 at $1.50 per share, the effective date of the business combination. Total stock compensation expense, as it relates to the Employee Owners was $.5 million in FY 2004 and $3.1 million in FY 2005. Assuming the remaining shares vest as contemplated, additional stock compensation of $3.1 million per year will occur in FY 2006 and FY 2007.

Due to the majority ownership of the issued and outstanding Common Stock and the majority board representation, the transaction for the J Net and EIP business combination was accounted for as a reverse merger. Therefore, EIP was treated as the acquiring company for financial reporting purposes. Because J Net was treated as the company being acquired, adjustments to the fair value of J Net's assets and liabilities were required. A condensed balance sheet of J Net as of June 1, 2004, immediately prior to the acquisition follows (dollars and shares in thousands):

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

Fair value adjustments:
  Liabilities of InterWorld Corporation
    net of estimated disposal costs of
    discontinued operations                              (1,724) (a)
                                                      _________
  Negative goodwill to be pushed down to
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
                                                       ========

(a) InterWorld Corporation, a 95% owned, inactive subsidiary of J Net, filed for Chapter 7 Bankruptcy in May 2004. On September 14, 2004, a "no asset" report for InterWorld was filed on the Company's behalf. Due to the bankruptcy filing, the liabilities of InterWorld, which were fully discharged on August 7, 2005 in the bankruptcy process, were eliminated.

Pro forma information (unaudited)
Set forth in the following table is certain unaudited pro forma financial information for the twelve months ended June 30, 2004. This information has been prepared assuming that J Net's reverse acquisition with EIP occurred on July 1, 2003. Due to EIP's limited operating history, the twelve-month statement of operations for June 2004 includes the separate historical statements of operations of J Net for the twelve months ended June 30, 2004 and the April 14, 2004 through June 30, 2004 operations of EIP. Basic and diluted earnings per share calculations are based on issued and outstanding shares of 17,834,737 shares. The calculation of diluted earnings per share excluded 1,405,000 issued and outstanding options as their effect was antidilutive. There were no dilutive options. Results for FY 2005 contain twelve months of actual results. Thus, they are not presented in any pro forma sections of this annual report.

                                   Twelve months ended June 30, 2004
                                   _________________________________
                                         (dollars in thousands)

Revenues, net                                  $     70
Operating expenses                               (2,115)
Stock compensation                                 (771)
                                               ________
  Loss from operations                           (2,816)
Other income                                      1,135
                                               ________
Loss from operations before
  income taxes                                   (1,681)
Income tax benefit                                5,537
                                               ________
  Net income                                   $  3,856
                                               ========

Basic and diluted earnings per share           $    .22
                                               ========
Note 3 - Accounts receivable
The Company's trade accounts receivable balances do not include an allowance for doubtful accounts and there have been no bad debt expenses recognized during FY 2005 and FY 2004. These receivables are advisory and sub-advisory service fees, and Management believes they are fully collectible.

Note 4 - Accounts payable and accrued expenses
Accounts payable and accrued expenses consist of the following (dollars in thousands):

                                        June 30, 2005      June 30, 2004
                                        _____________      _____________

Trade accounts payable                      $  980            $1,094
Accrued professional fees                       38               215
Accrued employee benefits                      101                93
Accrued bonuses                              1,095               519
Other                                           48                20
                                            ______            ______
  Total                                     $2,262            $1,941
                                            ======            ======

Note 5 - Earnings (loss) Per Share
Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of shares outstanding during each period. Diluted earnings (loss) per share is computed by dividing net earnings
(loss) by the weighted average number of common and common equivalent shares outstanding during the period. The calculation of earnings (loss) per share excluded 1,267,500 and 1,405,000 issued and outstanding stock options, at June 30, 2005 and 2004 respectively, as their effect was antidilutive. While there were 137,500 options deemed to be "in the money" at June 30, 2005, the effect of their exercise would still be considered antidilutive as the Company was in a net loss position.

The following is the amount of loss and number of shares used in the basic and diluted earnings (loss) per share computations at June 30, 2005 and 2004 (dollars and shares in thousands, except per share data):

                                               FY 2005     FY 2004
                                               _______     _______

Loss from continuing operations                $(7,108)    $(1,013)
                                               =======     =======
Income from discontinued operations            $   571     $    21
                                               =======     =======
Shares:
  Weighted average number of common shares
    outstanding                                 18,025       6,718(a)
                                               =======     =======

Basic and diluted loss per share from
  continuing operations                        $  (.39)    $  (.15)
                                               =======     =======
Basic and diluted earnings per share
  from discontinued operations                 $   .03     $     -
                                               =======     =======

(a) 2004 weighted average shares outstanding are based on 1,000 shares from April 14, 2004 through June 1, 2004, representing issued and outstanding shares of Epoch up to the date of the merger. Beginning June 2, 2004, issued and outstanding shares were 17,834,737.

Note 6 - Stockholders' Equity, Stock Options and Defined Contribution Plan 2004 Omnibus Long-Term Incentive Compensation Plan:
At the annual meeting of shareholders on November 18, 2004, stockholders approved the 2004 Omnibus Long-Term Incentive Compensation Plan (the "2004 Plan"). The 2004 Plan allows the Company to issue 3,000,000 shares of options, restricted stock awards or other equity-based compensation. During fiscal year 2005, 294,796 shares of restricted stock were issued to employees of the Company under the Company's 2004 Plan at a weighted average price of $4.41 per share. Subsequent to June 30, 2005, the Company granted 471,792 shares of restricted stock to employees and Employee Owners at a weighted average price of $4.73 per share In addition, non-employee directors of the Company receive Common Stock equal to $50,000 per year for their services. Two such awards were made to directors in FY 2005, one for FY 2005 services and one in advance of FY 2006 services. Total shares issued to directors for the two years of services were 128,316 at a weighted average price per share of $3.51 per share. Vesting terms for the restricted stock issued to employees are identical to the three year vesting terms for the former EIP stockholders. Directors' restricted shares vest one-third per year over a three year period from the date of issuance.

Rights plan:
In June 1994, the Board of Directors approved a Stockholder Rights Plan. On July 11, 1994, J Net declared a dividend distribution of one Preferred Stock purchase right (the "Rights") payable on each outstanding share of the Company's Common Stock, as of July 15, 1994. The Rights became exercisable only in the event, with certain exceptions, an acquiring party accumulated 15% or more of the Company's voting stock, or if a party announced an offer to acquire 30% or more of the Company's voting stock. Each Right entitled the holder to purchase one-hundredth of a share of a Series A Junior Preferred Stock at a price of $30. In addition, upon the occurrence of certain events, holders of the Rights were entitled to purchase either Preferred Stock or shares in an "acquiring entity" at half of market value. The June 2, 2004 business combination with EIP did not create an event contemplated by the Rights Plan. The Rights expired, according to their terms, on July 15, 2004.

Expired stock option plans:
On January 12, 1993, J Net's stockholders approved the 1992 Incentive and Non-qualified Stock Option Plan (the "1992 Plan"). On August 17, 1994, the Board adopted certain amendments (the "Amendments") to the 1992 Plan which were approved by J Net's stockholders on January 10, 1995. The Amendments increased the number of shares of J Net's Common Stock authorized for issuance pursuant to the 1992 Plan from 1,045,000 to 2,545,000. The 1992 Plan terminated in accordance with its terms on September 30, 2002.
Options outstanding at the termination date totaled 877,500 and will remain outstanding until they are exercised or expire. As of June 30, 2005, options outstanding under the 1992 Plan were 657,500.

Upon consummation of the business combination with EIP, two of J Net's directors resigned from the Board. Options accumulated to those Board members totaled 165,000. The expiration dates of those options range from June 30, 2004 through June 30, 2006.

Although the 1992 Plan has expired, the issued and outstanding options remain in force until they are exercised, canceled or expire. Options outstanding under the 1992 stock option plan are summarized below (shares in thousands):

                                      FY 2005            FY 2004
                            ______________________    ___________________
                                          Weighted               Weighted
                                          Average                 Average
                                          Exercise               Exercise
                            Shares         Price      Shares       Price
                            ______        ________    ______     ________
Fixed options:
  Outstanding at
    beginning of period       795          $9.05        878        $9.02
  Granted                       -              -          -            -
  Exercised                     -              -          -            -
  Cancelled                  (137)          9.73        (83)        8.75
                             ____          _____        ___        _____
  Outstanding at end of
    year                      658          $8.91        795        $9.05
                             ====          =====        ===        =====

Options exercisable at
  end of year                 658          $8.91        795        $9.05
                             ====          =====        ===        =====

The following table summarizes information about the 1992 Plan stock options outstanding at June 30, 2005:

                Options Outstanding              Options Exercisable
_________________________________________ ________________________________
                                          Weighted                Weighted
     Range of                  Remaining  Average                 Average
     Exercise      Number     Contractual Exercise    Number      Exercise
      Prices     Outstanding     Life      Price    Exercisable    Price
     ________    ___________  ___________  ________ ___________   ________

$ 4.00              138       1.00 years    $ 4.00       138       $ 4.00
$ 9.50               10       5.25 years    $ 9.50        10       $ 9.50
$10.13 - $10.25     490       4.64 years    $10.14       490       $10.14
$12.00 - $12.44      20       5.00 years    $12.22        20       $12.22

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

On June 21, 2000, nonqualified stock options to purchase an aggregate of 500,000 shares of Common Stock were granted to the former President and Chief Operating Officer and the former Executive Vice President and Chief Financial Officer at an exercise price of $13.13 per share, the fair market value on the date of the grant. The options vested in thirds on each of the first, second and third anniversaries of the date of grant and expire ten years from the date of the grant. As of June 30, 2003, all the options were exercisable. On June 21, 2003, the former President and Chief Operating Officer and the former Executive Vice President and Chief Financial Officer's employment contracts expired and were not renewed. The expiration of those contracts did not affect the expiration of the options, which will occur on June 21, 2010.

There were no nonqualified options granted during FY 2004 and FY 2005.

Changes in nonqualified options outstanding are summarized below (shares in thousands):

                                    FY 2005               FY 2004
                          __________________        _____________________
                                   Weighted                     Weighted
                                    Average                      Average
                                    Exercise                     Exercise
                         Shares      Price          Shares        Price
                         ______    _________        ______      _________
Fixed options:
  Outstanding at
    beginning of
    period                 610      $12.38            610         $12.38
  Granted                    -           -              -              -
  Exercised                  -           -              -              -
  Cancelled                  -           -              -              -
                           ___      ______            ___         ______
  Outstanding at
    end of year            610      $12.38            610         $12.38
                           ===      ======            ===         ======
  Options exercisable
    at end of year         610      $12.38            610         $12.38
                           ===      ======            ===         ======

The following table summarizes information about nonqualified stock options outstanding at June 30, 2005 (shares in thousands):


                Options Outstanding              Options Exercisable
_________________________________________ ________________________________
                                          Weighted                Weighted
     Range of                  Remaining  Average                 Average
     Exercise      Number     Contractual Exercise    Number      Exercise
      Prices     Outstanding     Life      Price    Exercisable    Price
     ________    ___________  ___________  ________ ___________   ________

$9.00                110      4.21 years   $ 9.00     110         $ 9.00
$13.13               500      4.98 years   $13.13     500         $13.13

Defined contribution plan:
Epoch has a defined contribution plan which qualifies under Section 401(k) of the Internal Revenue Code. Epoch's participants may contribute up to 60% of their gross wages, subject to annual limitations set by the Internal Revenue Service regulations. Epoch does not currently contribute separately to the plan or match employee contributions.

During FY 2005, the Company eliminated a 401(k) contribution plan that was in place prior to the business combination. All participants in that former plan have been transitioned to the surviving plan.

Note 7 - Related Party Transactions
The Company incurred rent and other related occupancy expenses to Berenson & Company of approximately $187 thousand for the period beginning July 1, 2004 through February 15, 2005. The Chief Executive Officer of Berenson & Company is a Director and stockholder of the Company. Epoch entered into a long-term lease on September 15, 2004 with an unrelated party and relocated its offices on February 14, 2005. There have been no related party transactions with Berenson & Company since such date.

On May 24, 2004, the Company's Chief Executive Officer, William W. Priest, loaned $100 thousand to EIP in the form of a promissory note. Terms of the promissory note called for interest of 4%, compounded quarterly. On June 16, 2004, the promissory note, together with accrued interest, was paid in full.

Note 8 - Federal Income Tax
The Company completed a reverse merger business combination with EIP on June 2, 2004. As a result, the ability to utilize certain net operating loss carryfowards ("NOL's") became limited as a result of a greater than 50% change in ownership. These limitations are covered by Section 382 of the Internal Revenue Code ("IRC"). Section 382 limits the annual utilization of NOL's accumulated prior to the ownership change to a percentage of the acquired entity's fair value at the time of the change in ownership. As a result, the Company's ability to utilize accumulated NOL's to their full extent prior to their expiration cannot be reasonably assured. Until profitability can be achieved, and utilization of NOL's can be more definitive, the Company has provided a full valuation allowance on its accumulated NOL's and temporary differences.

The Company currently is under audit by the Internal Revenue Service (the "IRS") with respect to its fiscal years ended June 30, 2001 and June 30, 2002 (the "audit period"). In July 2004, the Company paid $1.5 million for tax items associated with the IRS audit.

In January 2005, the Company received an additional inquiry from the IRS related to calculations of alternative minimum taxes for the audit period. In May 2005, the Company met with the IRS and presented pertinent data and other factual information which demonstrated that no additional taxes were due. In August 2005, the Company received notice indicating the IRS submitted a special report to the congressional Joint Committee on Taxation (the "Joint Committee"), outlining the findings of the audit, and
concurring with the Company's position.   In September 2005, the Company
received notice from the IRS that the Joint Committee had completed its consideration of the IRS' report, and had taken no exception to the conclusions reached by the IRS. The Company is expecting a refund of income taxes of approximately $200 thousand, which will be reduced by assessable "restricted interest" on the potential tax deficiency prior to the application of NOL 's carried back. No refund or assessable interest amounts have been accrued at June 30, 2005 because the Company has not received a final accounting from the IRS.

The components of Federal income tax expense (benefit) are as follows (dollars in thousands):

                                                  Period of April 14, 2004
                                       FY 2005         to June 30, 2004
                                       _______    ________________________

Federal:
  Current benefit                      $  (292)             $(173)
  Deferred expense                         292                173
  Adjustments resulting from IRS
    audit                                6,998                  -
  Benefit of NOL's offsetting
    IRS audit adjustments               (4,438)                 -
  Benefit of capital losses
    offsetting IRS audit
    adjustments                         (2,560)                 -
  Federal income tax expense on
    loss from continuing operations          -                  -
  Federal income tax expense of
    discontinued operations                  -                  -
                                       _______              _____
      Total Federal income tax
        expense (benefit)              $     -              $   -
                                       =======              =====

A reconciliation of the Federal statutory income tax rate to the effective income tax rate based on loss from continuing operations before income tax follows:

                                                  Period of April 14, 2004
                                       FY 2005         to June 30, 2004
                                       _______    ________________________



Statutory rate                         (35.0)%              (35.0)%
Increase (decrease) in tax resulting
  from:
    Surtax exemption                     1.0%                 1.0%
    Valuation allowance                (97.0)%               17.4%
    Stock compensation                  15.9%                16.1%
    IRS audit adjustments              111.6%                   -%
    Other                                3.5%                  .5%
                                       _____                 ____
      Effective rate                       -%                   -%
                                       =====                 ====

The tax items comprising the Company's net deferred tax asset (liability) follows (dollars in thousands):

                                             FY 2005            FY 2004
                                             ________           ________

Equity method losses and impairments         $  8,548           $  8,548
Net operating losses                            3,996              8,434
Capital loss carryforwards                          -              2,560
Leasehold improvement impairments                 692                692
Depreciation                                     (356)              (310)
Straight-line lease adjustment                    334                 58
Accruals and other                                 10                 19
Accrued bonuses                                   372                  -
Stock compensation                                 72                  -
                                             ________           ________
  Total                                        13,668             20,001
Less valuation allowance                      (13,668)           (20,001)
                                             ________           ________
Net deferred tax asset                       $      -           $      -
                                             ========           ========

The Company's net operating losses can be carried forward pursuant to Federal tax regulations. Accumulated capital losses and NOL's from June 30, 2004 were eliminated and substantially reduced, respectively, as a result of adjustments related to fiscal years 2001 and 2002 with the IRS. The accumulated $11.8 million of NOL's expire between 2022 and 2024. Approximately $10.8 million of such NOL's can only be utilized against taxable income at a rate of approximately $600 thousand per year due to limitations imposed by Section 382 of the IRC.

Note 9 - Commitments and Contingencies
Employment agreements:
There are no employment agreements with officers of the Company. There are agreements, subject to the attainment of certain performance criteria or, in certain cases, continuation or termination of employment, to pay bonuses or severance payments. Such obligations, under the various agreements, total approximately $2.7 million. Approximately $.6 million of the Company's bonus obligation represents restricted stock awards to be issued in FY 2006.

The Company is obligated to enter into an agreement with its Chief Executive Officer, William W. Priest, prior to the third anniversary of the business combination with EIP. Terms of the contract are to be customary for Chief Executive Officers of peer group companies.

Legal matters:
From time to time, the Company or its subsidiaries may become parties to claims, legal actions and complaints arising in the ordinary course of business. Management is not aware of any claims which would have a material adverse effect on its consolidated financial position.

Leases:
The Company's headquarters and primary business operations are located in New York, New York. The Company leases 10,243 square feet of office space under a long-term lease that expires in September 2015. In addition, EIP maintains a small office in Sherman Oaks, CA on an annual lease. Certain administrative support and corporate affairs are conducted in offices in Dallas, Texas on a six-month lease which expires in February 2006.

The Company is also the primary party to a lease in New York, New York with approximately 8,500 square feet, which expires in December 2010. In January 2002, a sublease agreement was executed with an unrelated third party. While the Company remains responsible under terms of the original lease, the subtenant has assumed those responsibilities and is performing its obligations under the sublease agreement. Proceeds from the sublease, net of profit sharing with the landlord, more than offset the Company's obligations under this lease.

Total rent expenses for the Company's continuing operations were $975 thousand and $50 thousand in FY 2005 and FY 2004, respectively. Rent receipts under the sublease in FY 2005, net of profit sharing expenses with the primary landlord were $560 thousand in FY 2005 and $45 thousand in FY 2004. Rental expenses for the discontinued operations in FY 2005 were $26 thousand.

The following table outlines the lease obligations of the Company (dollars in thousands):

                                        Fiscal Years Ended June  30,
                                     ____________________________________
                                                          Net Operating
Year                                 Gross     Sublease   Expense (Income)
                                     ______    ________   _______________

2006                                 $1,031     $  (548)      $  483
2007                                  1,163        (560)         603
2008                                  1,163        (574)         589
2009                                  1,163        (574)         589
2010                                  1,157        (574)         583
2011 and thereafter                   3,911        (191)       3,720
                                     ______     _______       ______
  Total minimum lease payments
    (receipts)                       $9,588     $(3,021)      $6,567
                                     ======     =======       ======

Significant customers and contracts:
During FY 2005, two customers accounted for 43% of consolidated revenues. CI Mutual Funds Inc. of Canada ("CI") accounted for approximately 36% of FY 2005 revenues while the Epoch International Small Cap Fund ("EPIEX") a publicly traded mutual fund for which the Company acts as the advisor, accounted for approximately 7% of FY 2005 revenues. For the most recent quarter CI and EPIEX accounted for 32% and 14% of consolidated revenue, respectively. The Company's services and relationship with these clients is important to the ongoing growth strategy and retention of these customers is critical to the ongoing results of operations and liquidity of the Company.

Note 10 - Discontinued operations:
In September 2004, the Company completed the sale of its e-commerce software operations to the former management of that segment.
Consideration to the Company came in the form of a 19.9% membership interest in the buyer's entity, the assumption by the buyer of liabilities of $466 thousand, and the issuance of a $534 thousand secured promissory note (the "Note") to the Company. The Note was due 5 years from the date of issuance, bore interest at 6.5% per annum and was secured by all of the assets that were purchased in the transaction. Payments of principal on the Note were to be made at a rate of 50% of the annual cash flows from operations, as defined in the agreement, in excess of $300 thousand. The Company recorded the Note at its estimated fair value of approximately $200 thousand. Factors affecting the estimate were the non-marketable status of the Note and certain risks in reaching cash flow targets for payment. On May 16, 2005 the Company collected the full $534 thousand. The receipt fully discharged the Note and required the Company to record a fourth quarter gain of $334 thousand.

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

Maintenance revenue:
Revenue from maintenance and post-contract customer support services, such as telephone support and product enhancements is recognized ratably over the period of the agreement under which the services are provided,
typically one year.   Recognition of revenue is deferred until payments
from customers are received for maintenance and support.

Deferred revenue consists principally of billings in advance for services and support not yet provided and uncollected billings to customers for maintenance and post contract support.

Selected financial data - discontinued operations
Following are the summary operating results of the discontinued operations for FY 2005 and FY 2004, which represent the fiscal 2005 period of July 1, 2004 through the date of sale, September 9, 2004, and the fiscal 2004 period of June 2, 2004 through June 30, 2004 as a result of the reverse merger transaction with Epoch (dollars in thousands):

                                        FY 2005                 FY 2004
                                        _______                 _______

                                     (July 1, 2004 -        (June 2, 2004 -
                                    September 9, 2004)       June 30, 2004)

                                    __________________      _______________

Revenues                                  $ 293                  $ 198
Costs and expenses                         (294)                  (177)
                                          _____                  _____
Income (loss) from discontinued
  operations before income taxes             (1)                    21
Provision for income taxes                    - (a)                  - (a)
                                          _____                  _____

Gain on sale of discontinued
  operations                                572                      -
                                          _____                  _____
Income from discontinued operations       $ 571                  $  21
                                          =====                  =====

(a) There are no income taxes due to utilization of available net operating loss carryforwards.

The following are the net liabilities of discontinued operations as of June 30, 2004 (dollars in thousands):

Assets
______

Cash                                          $ 52
Other current assets                           214
                                              _____
  Total current assets                         266
Property and equipment, net                      7
Other noncurrent assets                         30
                                              ____
  Total assets                                $303
                                              ====

Liabilities
___________

Trade accounts payable                        $219
Deferred revenue and customer deposits         438
                                              ____
  Total liabilities                            657
                                              ____
  Net liabilities of discontinued operations  $354
                                              ====

                 EPOCH HOLDING CORPORATION, INC. AND SUBSIDIARIES
                         QUARTERLY FINANCIAL INFORMATION
                       FOR THE YEAR ENDED JUNE 30, 2005 AND
   FOR THE PERIOD FROM APRIL 14, 2004 (DATE OF INCEPTION) TO JUNE 30, 2004
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                      First   Second     Third    Fourth
                                     Quarter  Quarter   Quarter   Quarter
                                     _______  _______   _______   _______

Revenues                             $   787   $ 1,065  $ 1,090   $ 1,365

Loss from continuing operations      $(2,071)   (1,442)  (1,970)   (1,625)
Income from discontinued
  operations                             571         -        -         -
                                     _______   _______  _______   _______
    Net loss                         $(1,500)  $(1,442) $(1,970)  $(1,625)
                                     =======   =======  =======   =======

Basic and diluted income (loss)
  per share:
From continuing operations           $  (.12)  $  (.08) $  (.11)  $  (.09)
From discontinued operations             .03         -        -         -
                                     _______   _______  _______   _______
    Net loss per share               $  (.09)  $  (.08) $  (.11)  $  (.09)
                                     =======   =======  =======   =======


  FOR THE PERIOD FROM APRIL 14, 2004 (DATE OF INCEPTION) TO JUNE 30, 2004
                               (Unaudited)

Revenues                                        $    70

Loss from continuing operations                 $(1,013)
Income from discontinued operations                  21
                                                _______
    Net loss                                    $  (992)
                                                =======

Basic and diluted loss per share
From continuing operations                      $  (.15)
From discontinued operations                          -
                                                _______
    Net loss per share                          $  (.15)
                                                =======