Form 10-Q
period 2005-09-30
EPOCH HOLDING CORP
filed 2005-11-14
CIK 351903

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to___________________

Commission file no. 1-9728

                         EPOCH HOLDING CORPORATION
__________________________________________________________________________
          (Exact name of registrant as specified in its charter)

          Delaware                                20-1938886
_______________________________      ____________________________________
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)

640 Fifth Avenue, 18th Floor, New York, NY               10019
__________________________________________             __________
(Address of principal executive offices)               (Zip Code)

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

                                 Yes           No   x
                                      ___          ___


There were 18,736,787 shares of the Registrant's common stock outstanding as of November 7, 2005.

                 EPOCH HOLDING CORPORATION AND SUBSIDIARIES
                                   INDEX
Part I.   Financial Information

Item 1.   Financial Statements
            Condensed Consolidated Balance Sheets (Unaudited) -
              September 30, 2005 and June 30, 2005
            Condensed Consolidated Statements of Operations (Unaudited) -
              Three Months Ended September 30, 2005 and 2004
            Condensed Consolidated Statements of Stockholders' Equity
              (Unaudited) - Three Months Ended September 30, 2005
              and year ended June 30, 2005
            Condensed Consolidated Statements of Cash Flows
              (Unaudited) - Three Months Ended September 30, 2005 and
              2004
            Notes to Condensed Consolidated Financial Statements -
              (Unaudited)

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

Item 1.   Legal Proceedings

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

                 EPOCH HOLDING CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Dollars in thousands)
                                (Unaudited)

                                               September 30,   June 30,
                                                    2005         2005
                                               _____________   _________
       ASSETS
       ______

Current assets:
  Cash and cash equivalents                        $ 7,731     $ 8,550
  Accounts receivable                                1,618       1,224
  Prepaid expenses                                     120          66
                                                   _______     _______
      Total current assets                           9,469       9,840
                                                   _______     _______


Investments in technology-related businesses           157         157

Property and equipment, net of accumulated
  depreciation                                       2,132       2,088

Security deposits                                      945         946
                                                   _______     _______

      Total assets                                 $12,703     $13,031
                                                   =======     =======

LIABILITIES AND STOCKHOLDERS? EQUITY
____________________________________

Current liabilities:
  Accounts payable and other current
    liabilities                                    $ 2,331     $ 2,262
                                                   _______     _______
      Total current liabilities                      2,331       2,262
                                                   _______     _______

Deferred rent                                        1,112         981
Security deposits held                                 211         211

Commitments and contingencies (Note 5)

Stockholders' equity:
  Preferred stock - authorized 1,000,000
    shares of $1 par value; none issued                  -           -
  Common stock - authorized 60,000,000 shares
    of $.01 par value; 18,729,543 and 18,257,749
    shares issued, respectively                        187         182
  Additional paid-in capital                        26,629      24,404
  Accumulated deficit                               (9,241)     (7,529)
  Unearned stock compensation                       (8,526)     (7,480)
                                                   _______     _______
      Total stockholders' equity                     9,049       9,577
                                                   _______     _______

      Total liabilities and stockholders' equity   $12,703     $13,031
                                                   =======     =======

See Notes to Condensed Consolidated Financial Statements.

                 EPOCH HOLDING CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in thousands, except per share data)
                                (Unaudited)

                                                    Three months ended
                                                       September 30,
                                                   ____________________
                                                    2005         2004
                                                  _______       _______

Revenues, net:
  Investment advisory and management fees         $ 1,780       $   787

Operating expenses:
  Employee related costs (excluding stock-based
    compensation)                                   1,815         1,551
  Professional fees and services                      229           294
  General and administrative                          528           446
  Stock-based compensation                          1,184           762
                                                  _______       _______
      Total operating expenses                      3,756         3,053
                                                  _______       _______

Operating loss from continuing operations          (1,976)       (2,266)
                                                  _______       _______

Other income
  Interest and other income                           213           195
  Realized gain on investment                          51             -
                                                  _______       _______
      Total other income                              264           195
                                                  _______       _______

Loss from continuing operations, net of tax        (1,712)       (2,071)
                                                  _______       _______

Provision (benefit) for income taxes                    -             -
                                                  _______       _______

Loss from continuing operations, net of tax        (1,712)       (2,071)
                                                  _______       _______

Income from discontinued operations
  (including gain on disposal of $0 and $572),
  net of taxes of $0                                    -           571
                                                  _______       _______

      Net loss                                    $(1,712)      $(1,500)
                                                  =======       =======

Basic and diluted loss per share
  Loss from continuing operations                 $  (.09)      $  (.12)
  Income from discontinued operations                   -           .03
                                                  _______       _______
Basic and diluted loss per share                  $  (.09)      $  (.09)
                                                  =======       =======

See Notes to Condensed Consolidated Financial Statements.




                             EPOCH HOLDING CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEAR ENDED JUNE 30, 2005 AND THREE MONTHS ENDED SEPTEMBER 30, 2005
                                  (Dollars and shares in thousands)
                                            (Unaudited)


                         Common Stock   Additional   Unearned                Treasury Stock
                        ______________   Paid-in       Stock     Accumulated ______________
                        Shares  Amount   Capital    Compensation   Deficit   Shares  Amount    Totals
                        ______ _______  _________ _____________  ___________ ______  ________  _______
Balance June 30, 2004   19,529  $ 195   $ 38,696    $(9,157)       $  (992)  (1,694) $(16,055) $12,687
  Issuance of
    restricted stock       423      4      1,746     (1,587)                                       163
  Amortization of
    stock-based
    compensation                                      3,264                                      3,264
  Recapitalization to
    State of Delaware
    from State of
    Nevada:
    Retirement of
      treasury stock    (1,694)   (17)   (16,038)                             1,694    16,055        -
    Retirement of
      outstanding
      J Net stock      (17,905)  (179)                                                            (179)
  Reissuance of
    Epoch Holding
      Corporation
      shares            17,905    179                                                              179
Net loss                                                            (6,537)                     (6,537)
                       _______   ____    _______    _______        _______    _____  ________  _______
Balance June 30, 2005   18,258    182     24,404     (7,480)        (7,529)       -         -    9,577

Issuance of
  restricted stock         472      5      2,225     (1,951)                                       279
Amortization of
  stock-based
  compensation                                          905                                        905
Net loss                                                            (1,712)                     (1,712)
                       _______   ____    _______    _______        _______    _____  ________  _______
Balance September
  30, 2005              18,730   $187    $26,629    $(8,526)       $(9,241)       -  $      -  $ 9,049
                       =======   ====    =======    =======        =======    =====  ========  =======

See Notes to Condensed Consolidated Financial Statements.

































                EPOCH HOLDING CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in thousands)
                                (Unaudited)

                                                    Three months ended
                                                       September 30,
                                                    ___________________
                                                    2005          2004
                                                   ________     _______

Operating activities:
  Net loss                                         $(1,712)     $(1,500)
  Adjustments to reconcile net loss to net
    cash provided by (used in)
    operating activities:
      Gain on sale of discontinued operations            -         (571)
      Realized gain on investment                      (51)           -
      Stock-based compensation                       1,184          762
      Depreciation                                      80           29

  Changes in assets and liabilities:
    (Increase) in accounts receivable                 (394)        (719)
    (Increase)/Decrease in prepaid expenses            (54)          29
    Decrease in security deposits                        1            -
    Increase/(Decrease) in accounts payable and
      other current liabilities                         69          (55)
    (Decrease) in Federal income taxes payable           -       (1,373)
    Increase/(Decrease) in deferred rent               131           (5)
                                                   _______      _______
        Net cash used in continuing operations        (746)      (3,403)
        Net cash provided by (used in)
          discontinued operations                        -           (4)
                                                   _______      _______
        Net cash used in operating activities         (746)      (3,407)
                                                   _______      _______

Investing activities:
  Redemption of short-term investments                  -         4,967
  Proceeds from investment                             51             -
  Security deposits paid                                -          (500)
  Purchase of property and equipment                 (124)          (37)
                                                   _______      _______
        Net cash provided by (used in)
          investing activities                        (73)        4,430
                                                   _______      _______

Financing activities:
        Net cash provided by financing
          activities                                    -             -
                                                   _______      _______

Net increase (decrease) in cash and cash
  equivalents                                         (819)       1,023
Cash and cash equivalents at beginning
  of period                                          8,550       10,801
                                                   _______      _______

Cash and cash equivalents at end of period         $ 7,731      $11,824
                                                   =======      =======

Supplemental disclosures of cash flow data:
  Cash paid for:
    Federal income taxes                                -       $ 1,373
    Interest                                            -       $   110

Non-cash investing and financing activities:
  Note receivable from sale of discontinued
    operations                                          -       $   200

See Notes to Condensed Consolidated Financial Statements.

                 EPOCH HOLDING CORPORATION AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Principles of consolidation and basis of presentation:
The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("GAAP"), and in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions are eliminated. The Company?s fiscal year ends on June 30.

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position as of September 30, 2005 and June 30, 2005, the results of its operations for the three months ended September 30, 2005 and 2004 and its cash flows for the three months ended September 30, 2005 and 2004. The results for the three months ended September 30, 2005 and 2004 are not necessarily indicative of results for a full year. Information included in the condensed consolidated balance sheet as of June 30, 2005 has been derived from the Company's Annual Report to the SEC on Form 10-K for the fiscal year ended June 30, 2005 (the "2005 Form 10-K"). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and disclosures included in the 2005 Form 10-K.

Company Structure and Discontinued Operations
Operations commenced under the existing structure on June 2, 2004 when a subsidiary of J Net Enterprises, Inc. ("J Net"), the predecessor to Epoch, merged with EIP in a business combination which resulted in the former EIP stockholders owning 51% of the issued and outstanding equity securities of J Net immediately following the transaction. As a result of the majority of ownership interest in the Company being held by the former EIP stockholders, the business combination was accounted for as a reverse merger. Under generally accepted accounting principles in the United States of America, the legally acquired company (in this case, EIP), became the surviving entity for financial reporting purposes. EIP was formed on April 14, 2004 and did not have a predecessor business.

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

The Company also has certain contracts which contain "incentive clauses" which allow the Company to collect additional fees in the event that investment returns exceed targeted amounts in the contracts. Revenues for these incentives are recognized only when such performance targets are exceeded at the end of the contracts' year, typically at the end of each calendar year. No revenues are recognized until the contract year ends, even when investment returns are exceeding the contractual targets within the contract year, due to the inability to forecast financial markets.

Investments in Technology-Related Businesses:
The Company holds minority investments in privately held, nonpublic technology-related companies. Ownership in these companies ranges from less
than 1% to 19.99%.   The Company uses the cost method to account for these
investments. As of September 30, 2005, the Company held investments in four private companies which continued to conduct business operations:
Tellme Networks, Inc., eStara, Inc., Strategic Data Corporation and a privately held fund of other technology-related companies. The Company also held investments in several inactive technology-related companies. Only one such investment, Tellme Networks, Inc., continued to have any value ascribed.

During the three months ended September 30, 2005, the Company received $51 thousand from one of the inactive technology-related companies. The Company expects a second installment of a similar amount in the next fiscal quarter. The investment is expected to liquidate by December 31, 2005.
The Company may receive another small distribution in satisfaction of its 19.99% interest in the investment. There are no plans to make additional investments in technology-related businesses.

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

Stock-based compensation:
Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), ?Share-Based Payment? (?SFAS 123R?) which requires employee and qualifying director share-based payments to be accounted for using the fair value method. The fair value of the Company's restricted stock awards is based on the closing price of the Company's common stock at the grant date. Share-based compensation costs related to equity instruments are charged against income ratably over the fixed vesting period for the related equity instruments, with the initial charge generally recorded in the first full month following the grant. The accounting treatment of restricted stock awards under SFAS 123R is consistent with that of the Company?s previous policies under Accounting Principles Board Opinion No. 25, ?Accounting for Stock Issued to Employees? and the pro forma disclosures required in accordance with Statement of Financial Accounting Standards No. 123, ?Accounting for Stock-Based Compensation? (?SFAS 123?).

Under the modified prospective transition method chosen by the Company, compensation costs related to the non-vested portion of stock option awards outstanding at the adoption date are based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original provisions of SFAS 123. Outstanding stock options previously granted under the Company's plan that expired on September 30, 2002 were fully vested prior to June 30, 2005; therefore, there are no deferred compensation costs resulting from stock options to be accounted for on a prospective basis.

Accounts receivable:
The Company's trade accounts receivable balances do not include an allowance for doubtful accounts and there have been no bad debt expenses recognized during the periods ended September 30, 2005 and 2004. These receivables are advisory and sub-advisory service fees, and Management believes they are fully collectible.

Property and equipment:
Leasehold improvements are recorded at cost and are depreciated on a straight-line basis over the shorter of their estimated useful lives or lease term, as applicable. Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives. Generally, the useful lives are 3 to 10 years for leasehold improvements and 3 to 7 years for equipment, and exclude option periods, if any. Property sold or retired is eliminated from the accounts in the period of disposition. Software used to conduct the investment advisory and investment management services is amortized using a three-year estimated useful life. The Company entered into a ten year office space lease on September 15, 2004 and relocated its operation to that location in February 2005. Leasehold improvements at that location are being amortized over the remaining term of the lease.

Income taxes:
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires that deferred tax assets and liabilities arising from temporary differences between book and tax basis will be recognized using enacted rates at the time such temporary differences reverse. In the case of deferred tax assets, SFAS 109 requires a reduction in deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Reclassifications:
Certain reclassifications have been made to prior period financial statements to conform them to the current period presentation.

Note 2 - Earnings (loss) per share
Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common and common equivalent shares outstanding during the period. The calculation of earnings (loss) per share excluded 1,267,500 and 1,405,000 issued and outstanding stock options, at September 30, 2005 and 2004 respectively, as their effect was antidilutive. While there were 137,500 options deemed to be "in the money" at September 30, 2005, the effect of their exercise would still be considered antidilutive as the Company was in a net loss position.

The following is the amount of loss and number of shares used in the basic and diluted earnings (loss) per share computations at September 30, 2005 and 2004 (dollars and shares in thousands, except per share data):

                                                 Three months ended
                                                   September 30,
                                                 __________________
                                                  2005        2004
                                                 _______    _______

Loss from continuing operations                  $(1,712)   $(2,071)
                                                 =======    =======

Income from discontinued operations              $     -    $   571
                                                 =======    =======

Shares:
  Weighted average number of common
    shares outstanding                            18,349     17,835
                                                 =======    =======

Basic and diluted loss per share from
  continuing operations                          $  (.09)   $  (.12)
                                                 =======    =======

Basic and diluted earnings per share
  from discontinued operations                   $     -    $   .03
                                                 =======    =======

Note 3 - Related party transactions
The Company incurred rent and other related occupancy expenses payable to Berenson & Company of approximately $57 thousand for the three months ended September 30, 2004. The Chief Executive Officer of Berenson & Company is a Director and stockholder of the Company. Epoch entered into a long-term lease on September 15, 2004 with an unrelated party and relocated its offices on February 14, 2005. There have been no related party transactions with Berenson & Company since such date.

Note 4 - Federal income tax
The Company completed a reverse merger business combination with EIP on June 2, 2004. As a result, the ability to utilize certain net operating loss carryfowards ("NOL's") became limited as a result of a greater than 50% change in ownership. These limitations are covered by Section 382 of the Internal Revenue Code ("IRC"). Section 382 limits the annual utilization of NOL's accumulated prior to the ownership change to a percentage of the acquired entity's fair value at the time of the change in ownership. As a result, the Company's ability to utilize accumulated NOL's to their full extent prior to their expiration cannot be reasonably assured. Until profitability can be achieved, and utilization of NOL's can be more definitive, the Company has provided a full valuation allowance on its accumulated NOL's and temporary differences.

The Company has recently undergone an audit by the Internal Revenue Service (the "IRS") with respect to its fiscal years ended June 30, 2001 and June 30, 2002 (the "audit period"). In July 2004, the Company paid $1.5 million for tax items associated with the IRS audit.

In January 2005, the Company received an additional inquiry from the IRS related to calculations of alternative minimum taxes for the audit period. In May 2005, the Company met with the IRS and presented pertinent data and other factual information which demonstrated that no additional taxes were due. In August 2005, the Company received notice indicating the IRS submitted a special report to the congressional Joint Committee on Taxation (the "Joint Committee"), outlining the findings of the audit, and
concurring with the Company's position.   In September 2005, the Company
received notice from the IRS that the Joint Committee had completed its consideration of the IRS' report, and had taken no exception to the conclusions reached by the IRS. The Company is expecting a refund of income taxes of approximately $200 thousand, which will be reduced by assessable "restricted interest" on the potential tax deficiency prior to the application of NOL's carried back. No refund or assessable interest amounts have been accrued at September 30, 2005 because the Company has not received a final accounting from the IRS.

Note 5 - Commitments and Contingencies
Employment agreements:
There are no employment agreements with officers of the Company. There are agreements, subject to the attainment of certain performance criteria or, in certain cases, continuation or termination of employment, to pay bonuses or severance payments. Such obligations, under the various agreements, total approximately $1.7 million.

The Company is obligated to enter into an agreement with its Chief Executive Officer, William W. Priest, prior to the third anniversary of the business combination with EIP. Terms of the contract are to be customary for Chief Executive Officers of peer group companies.

Legal proceedings:
From time to time, the Company or its subsidiaries may become parties to claims, legal actions and complaints arising in the ordinary course of business. Management is not aware of any claims which would have a material adverse effect on its consolidated financial position.

Significant customers and contracts:
For the three months ended September 30, 2005, two customers accounted for approximately 40% of consolidated revenues. CI Mutual Funds, Inc. of Canada ("CI") accounted for approximately 25% of revenues while the Epoch International Small Cap Fund ("EPIEX"), a publicly traded mutual fund for which the Company acts as the advisor, accounted for approximately 14%.
For the three months ended September 30, 2004, CI and EPIEX accounted for approximately 40% and 0% of consolidated revenue, respectively. The Company's services and relationship with these clients is important to the ongoing growth strategy, and retention of these customers is significant to the ongoing results of operations and liquidity of the Company.

Note 6 - Discontinued operations:
In September 2004, the Company completed the sale of its e-commerce software operations to the former management of that segment. Consideration to the Company came in the form of a 19.9% membership interest in the buyer's entity, the assumption by the buyer of liabilities of $466 thousand, and the issuance of a $534 thousand secured promissory note (the "Note") to the Company. The Note was due 5 years from the date of issuance, bore interest at 6.5% per annum and was secured by all of the assets that were purchased in the transaction. Payments of principal on the Note were to be made at a rate of 50% of the annual cash flows from operations, as defined in the agreement, in excess of $300 thousand. The Company recorded the Note at its estimated fair value of approximately $200 thousand. Factors affecting the estimate were the non-marketable status of the Note and certain risks in reaching cash flow targets for payment. On May 16, 2005 the Company collected the full $534 thousand. The receipt fully discharged the Note and required the Company to record a gain of $334 thousand in the fourth quarter of FY 2005.

Selected financial data - discontinued operations

Following are the final summary operating results of the discontinued operations, which represent the fiscal 2005 period of July 1, 2004 through the date of sale, September 9, 2004 (dollars in thousands):

                                      July 1, 2004 - September 9, 2004

Revenues                                          $ 293
Costs and expenses                                 (294)
                                                  _____

Loss from discontinued operations
  before taxes                                       (1)
Provision for income taxes                            -  (a)
Gain on sale of discontinued operations             572
                                                  _____
Income from discontinued operations               $ 571
                                                  =====

(a) There are no income taxes due to utilization of available net operating loss carryforwards.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission ("SEC") contain statements that may be considered forward-looking. In some cases, you can identify these statements by forward-looking words such as "may," "might," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about the Company, may include projections of the Company's future financial performance based on the Company's growth strategies and anticipated trends in the Company's business. These statements are only predictions based on the Company's current expectations and projections about future events. There are important factors that could cause the Company's actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. See "Factors Which May Affect Future Results".

These risks and uncertainties are not exhaustive. Other sections of this Quarterly Report on Form 10-Q may include additional factors which could adversely impact the Company's business and financial performance. Moreover, the Company operates in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for the Company's management to predict all risks and uncertainties, nor can the Company assess the impact of all factors on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Although the Company believes the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, level of activity, performance or achievements. Moreover, neither the Company nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. The Company is under no duty to update any of these forward-looking statements after the date of this Quarterly Report on Form 10-Q, nor to conform the Company's prior statements to actual results or revised expectations, and the Company does not intend to do so.

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

The Company maintains a website which contains current information on operations and other corporate governance matters. The website address is www.eipny.com. Through the Investor Relations section of our website, we make available our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Company Structure and Discontinued Operations
On June 2, 2004, a subsidiary of J Net Enterprises, Inc. ("J Net"), the predecessor to Epoch, merged with EIP in a business combination which resulted in the former EIP stockholders owning 51% of the issued and outstanding equity securities of J Net immediately following the transaction. As a result of the majority of ownership interest in the Company being held by the former EIP stockholders, the business combination was accounted for as a reverse merger. Under generally accepted accounting principles in the United States of America, the legally acquired company (in this case, EIP), became the surviving entity for financial reporting purposes. EIP was formed on April 14, 2004 and did not have a predecessor business.

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

Results of operations - three months ended September 30, 2005 and 2004

Assets Under Management

Assets under management increased to $1.77 billion at September 30, 2005, or 95%, from $908 million at September 30, 2004. As assets under management increased overall, the percentage of assets under management from CI Mutual Funds, Inc. of Canada ("CI"), a significant customer, declined to approximately 50% at September 30, 2005, from approximately 70% at September 30, 2004.

Revenues

Total revenues from investment management and advisory services were $1.8 million and $0.8 million for the three months ended September 30, 2005 and 2004, respectively. The sub-advisory contract with CI accounted for approximately 25% of revenues for the three months ended September 30, 2005. For the three months ended September 30, 2004, CI accounted for approximately 40% of revenues.

Employee related costs

Costs in this category include salaries, benefits, incentive compensation, signing bonuses, commission expenses and travel and entertainment. For the three months ended September 30, 2005, these expenses were $1.8 million, as compared to $1.6 million for the three months ended September 30, 2004.
The total costs include $0.5 million of performance and guaranteed bonuses or advances on sales commissions which are non-refundable but can be applied against future sales, as compared to $0.4 million for the three months ended September 30, 2004.

Professional fees and services

These expenses consist primarily of outside legal fees for Securities and Exchange Commission compliance, general corporate legal affairs, independent accountants' fees, and other professional contractors. For the three months ended September 30, 2005, such fees totaled $0.2 million, as compared to $0.3 million for the three months ended September 30, 2004.

General and administrative expenses

These costs consist primarily of office rentals, information technology-related expenses, utilities, insurance, and other office-related costs. Expenses totaled $0.5 million for the three months ended September 30, 2005, as compared to $0.4 million for the three months ended September 30, 2004.

Stock-based compensation

Stock-based compensation for the three months ended September 30, 2005 and 2004 totaled $1.2 million and $.08 million, respectively. Stock-based compensation includes 5.5 million shares of restricted stock that was issued to employee owners associated with the acquisition of EIP, as well as restricted stock issued to employees during fiscal year 2005 and the three months ended September 30, 2005.

Compensation expense is recognized ratably over the three-year vesting period of those awards, in accordance with their underlying vesting provisions. In the three months ended September 30, 2005, 471,792 shares of restricted stock were issued to employees. A total of 58,974 shares of the awards, representing 12.5% of the shares issued, were immediately vested. The remaining 87.5% of the shares vest ratably over the subsequent three years. There were no employee stock awards in the three months ended September 30, 2004.

In addition, Directors of the Company were awarded 70 thousand shares for their fiscal 2005 services and 58 thousand shares in advance of their fiscal 2006 service. The Directors' shares are subject to a three-year vesting period and vest one-third each year. Compensation expense is recognized ratably over the three-year vesting period of those awards, in accordance with their underlying vesting provisions.

Other income

Other income includes interest earnings from cash and cash equivalents and rental income from subleased office space in New York. Also included in other income is a gain from an investment to which the Company ascribed no value.

Liquidity and Capital Resources

Sources of funds for the Company's operations are derived from investment management and investment advisory fees and interest on the Company's cash and cash equivalent investments. As of September 30, 2005, the Company had $7.7 million of cash and $1.6 million of receivables to fund its business growth strategy. Trade payables, which consist primarily of professional fees, trade payables and accrued benefits were $2.3 million. There was no debt and Management does not foresee any reason to incur debt unless a significant business opportunity warrants such action.

For the three months ended September 30, 2005, net cash used in operating activities was $0.7 million, primarily attributable to cash-based operating expenses, as compared to $3.4 million in the comparable FY 2005 period.
The three month period ended September 30, 2004 included expenditures of $1.5 million related to payment of income taxes and interest for fiscal years 2001 and 2002, start-up and signing bonus costs of $0.4 million and $0.5 million to secure a letter of credit for the Company's lease deposit at 640 Fifth Avenue, New York, New York.

The Company expects to continue to increase staff in FY 2006 to support the increased AUM base and increased distribution efforts for its products. However, the rate of employee additions is expected to decline substantially compared to the previous fiscal year. The Company's Management expects to generate quarterly positive cash flow operating results during the latter quarters of FY 2006. A number of factors could impact this objective, including, but not limited to, retention of existing clients, overall performance of domestic and international markets, the ability to control operating costs, success in adding to AUM, and growth opportunities in the form of acquisitions or lift-outs of product teams.

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

                                     Fiscal Years Ended June 30,
                                 ________________________________________
                                        2007 -   2010 - 2012 and
                                 2006   2009     2011   thereafter  Total
                                 ____   ______   ______ __________  _____

Future minimum payments          $499   $1,997   $1,370   $3,048   $6,914
                                 ====   ======   ======   ======   ======

The Company also has other office lease commitments in New York, California and Texas, and operating leases for office equipment. An office lease in New York is subleased to an unrelated third party. While the Company remains the primary responsible party under that lease, the tenant is performing its obligations under the sublease in a timely fashion. A schedule of these other lease commitments and the related sublease income as of September 30, 2005 follows (fiscal years ending June 30, dollars in thousands):

                                    Fiscal Years Ended June 30,
                            __________________________________________
                                   2007 -   2010 - 2012 and
                            2006   2009     2011   thereafter   Total
                            _____ _______   ______ __________  _______

Lease payments              $ 417  $ 1,496  $  652   $   -     $ 2,565
Sublease income              (411)  (1,708)   (765)      -      (2,884)
                            _____  _______  ______   _____     _______
  Net (income) commitment   $   6  $  (212) $ (113)  $  (-)    $  (319)
                            =====  =======  ======   =====     =======

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

Evaluation of Disclosure Controls and Procedures. Management, with the participation of the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company's principal executive officer and principal financial officer have concluded that as of such date, the Company's disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms and were effective.

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-
(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                        PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company or its subsidiaries may become parties to claims, legal actions and complaints arising in the ordinary course of business. Management is not aware of any claims which would have a material adverse effect on its consolidated financial position.

Item 5.  Other Information

The Company's Annual Meeting of Stockholders will be held November 15, 2005 at the Yale Club of New York City.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

     31.1  Principal Executive Officer Certification
     31.2  Principal Financial Officer Certification
     32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K:

Date of Report     Item(s)           Description

July 13, 2005      8.01 and 9.01     Disclosure of June 30, 2005 Assets
                                     Under Management and related press
                                     release

July 13, 2005      5.02(b)           Resignation of Mark E. Wilson as the
                                     Company's Chief Financial Officer
                                     effective August 15, 2005

August 8, 2005     5.02(c)           Appointment of Adam Borak as the
                                     Company's Chief Financial Officer
                                     effective August 8, 2005

September 12, 2005 3.01 and 9.01     Notice of approval by The Nasdaq to
                                     trade on The Nasdaq SmallCap Market
                                     and related press release

October 3, 2005    3.01              The Company reported that it would
                                     begin trading on the Nasdaq Capital
                                     Market (formerly known as Nasdaq
                                     SmallCap) on October 4, 2005.

                                          Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          EPOCH HOLDING CORPORATION
                                                (Registrant)

                                          By:  /s/ Adam Borak
                                               _______________________
                                               Adam Borak
                                               Chief Financial Officer

Date:  November 14, 2005