Form 10-Q
period 2005-12-31
EPOCH HOLDING CORP
filed 2006-02-14
CIK 351903

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

                           Yes          No   x
                                ___         ___


There were 18,878,164 shares of the Registrant's common stock outstanding as of February 10, 2006.

                 EPOCH HOLDING CORPORATION AND SUBSIDIARIES
                                   INDEX

Part I.   Financial Information

Item 1.   Financial Statements
            Condensed Consolidated Balance Sheets (Unaudited) -
              December 31, 2005 and June 30, 2005
            Condensed Consolidated Statements of Operations (Unaudited) -
              Three and Six Months Ended December 31, 2005 and 2004
            Condensed Consolidated Statement of Stockholders' Equity
              (Unaudited) - Six Months Ended December 31, 2005
            Condensed Consolidated Statements of Cash Flows
              (Unaudited) - Six Months Ended December 31, 2005 and 2004
            Notes to Condensed Consolidated Financial Statements -
              (Unaudited)

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

Item 1.   Legal Proceedings

Item 4.   Submission of Matters to a Vote of Security Holders

Item 6.   Exhibits and Reports on Form 8-K

                 EPOCH HOLDING CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)
                                (Unaudited)

                                                December 31,   June 30,
                                                    2005         2005
                                                ____________   ________
ASSETS
______

Current assets:
  Cash and cash equivalents                       $  7,631     $ 8,550
  Accounts receivable                                1,970       1,224
  Prepaid expenses                                     174          66
                                                  ________     _______
      Total current assets                           9,775       9,840
                                                  ________     _______

Investments in technology-related businesses           157         157

Property and equipment, net of accumulated
  depreciation                                       2,081       2,088

Security deposits                                      726         946
                                                  ________     _______
      Total assets                                $ 12,739     $13,031
                                                  ========     =======

LIABILITIES AND STOCKHOLDERS' EQUITY
____________________________________

Current liabilities:
  Accounts payable and other current
    liabilities                                   $  3,079     $ 2,262
                                                  ________     _______
      Total current liabilities                      3,079       2,262
                                                  ________     _______

Deferred rent                                        1,079         981
Security deposits held                                 211         211

Commitments and contingencies (Note 5)

Stockholders' equity:
  Preferred stock - authorized 1,000,000
    shares of $1 par value; none issued                  -           -
  Common stock - authorized 60,000,000
    shares of $.01 par value; 18,721,178
    and 18,257,749 shares issued,
    respectively                                       187         182
  Additional paid-in capital                        26,600      24,404
  Unearned stock compensation                       (7,429)     (7,480)
  Accumulated deficit                              (10,988)     (7,529)
                                                  ________     _______
      Total stockholders' equity                     8,370       9,577
                                                  ________     _______
      Total liabilities and stockholders'
        equity                                    $ 12,739     $13,031
                                                  ========     =======

See Notes to Condensed Consolidated Financial Statements.

                 EPOCH HOLDING CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in thousands, except per share data)
                                (Unaudited)

                                     Three Months Ended  Six Months Ended
                                        December 31,        December 31,
                                     __________________  _________________
                                      2005        2004     2005     2004
                                     _______    _______  _______  ________
Revenues, net:
  Investment advisory and
    management fees                  $ 2,295    $ 1,065  $ 4,075  $ 1,852

Operating expenses:
  Employee related costs
    (excluding stock-based
    compensation)                      2,342      1,098    4,053    2,582
  Professional fees and services         128        164      347      444
  General and administrative             771        648    1,413    1,175
  Stock-based compensation             1,068        792    2,252    1,554
                                     _______    _______  _______  _______
      Total operating expenses         4,309      2,702    8,065    5,755
                                     _______    _______  _______  _______

Operating loss from continuing
  operations                          (2,014)    (1,637)  (3,990)  (3,903)
                                     _______    _______  _______  _______

Other income:
  Interest and other income              222        195      435      390
  Realized gain on investments            45          -       96        -
                                     _______    _______  _______  _______
      Total other income                 267        195      531      390
                                     _______    _______  _______  _______

Loss from continuing operations,
  before income taxes                 (1,747)    (1,442)  (3,459)  (3,513)
                                     _______    _______  _______  _______
Provision (benefit) for income
  taxes                                    -          -        -        -
                                     _______    _______  _______  _______
Loss from continuing operations,
  net of taxes                        (1,747)    (1,442)  (3,459)  (3,513)
                                     _______    _______  _______  _______

Income from discontinued
  operations, net of $0 taxes             -           -        -       (1)

Gain from sale of discontinued
  operations, net of $0 taxes             -           -        -      572
                                     _______    _______  _______  _______
      Net loss                       $(1,747)   $(1,442) $(3,459) $(2,942)
                                     =======    =======  =======  =======

Basic and diluted loss per share:
  Loss from continuing operations    $  (.09)   $  (.08) $  (.19) $  (.20)
  Income from discontinued
    operations                             -          -        -      .03
                                     _______    _______  _______  _______
Basic and diluted loss per share     $  (.09)   $  (.08) $  (.19) $  (.17)
                                     =======    =======  =======  =======

See Notes to Condensed Consolidated Financial Statements.


                             EPOCH HOLDING CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 SIX MONTHS ENDED DECEMBER 31, 2005
                                  (Dollars and shares in thousands)
                                            (Unaudited)

                                  Common Stock   Additional    Unearned
                                 ______________   Paid-In       Stock       Accumulated
                                 Shares  Amount   Capital    Compensation     Deficit     Totals
                                 ______  ______  __________  ____________   ___________   _______

Balance June 30, 2005            18,258   $182    $24,404      $(7,480)      $ (7,529)    $ 9,577
Net issuance of restricted
  stock                             463      5      2,196       (1,919)                       282
Amortization of stock-based
  compensation                                                   1,970                      1,970
Net loss                                                                       (3,459)     (3,459)
                                 ______   ____    _______      _______       ________     _______
Balance December 31, 2005        18,721   $187    $26,600      $(7,429)      $(10,988)    $ 8,370
                                 ======   ====    =======      =======       ========     =======

See Notes to Condensed Consolidated Financial Statements.

                EPOCH HOLDING CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in thousands)
                                (Unaudited)

                                                  Six Months Ended
                                                    December 31,
                                                 __________________
                                                  2005        2004
                                                 _______   ________

Operating activities:
  Net loss                                       $(3,459)  $ (2,942)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating
    activities:
    Gain on sale of discontinued operations            -       (572)
    Loss from discontinued operations                  -          1
    Realized gain on investment                      (96)         -
    Stock-based compensation                       2,252      1,554
    Depreciation                                     164         60

  Changes in assets and liabilities:
    (Increase) in accounts receivable               (746)      (981)
    (Increase) in prepaid expenses                  (108)       (67)
    (Increase) decrease in security deposits         220         (3)
    Increase (decrease) in accounts payable
      and other current liabilities                  817       (835)
    (Decrease) in Federal income tax payable           -     (1,373)
    Increase (decrease) in deferred rent              98        (11)
    Other, net                                         -         (3)
                                                 _______   ________
        Net cash used in operating activities       (858)    (5,172)
                                                 _______   ________

Investing activities:
  Redemption of short-term investments                 -      4,967
  Proceeds from investment                            96          -
  Security deposits paid                               -       (500)
  Purchase of property and equipment                (157)      (625)
                                                 _______   ________
        Net cash provided by (used in)
          investing activities                       (61)     3,842
                                                 _______   ________

Financing activities:
        Net cash provided by financing
          activities                                   -          -
                                                 _______   ________

Net increase (decrease) in cash and cash
  equivalents                                       (919)    (1,330)
Cash and cash equivalents at beginning
  of period                                        8,550     10,801
                                                 _______   ________
Cash and cash equivalents at end of period       $ 7,631   $  9,471
                                                 =======   ========

Supplemental disclosures of cash flow data:
  Cash paid for:
    Federal income taxes                         $     -   $  1,373
    Interest                                     $     -   $    110

Non-cash investing and financing activities:
  Note receivable from sale of discontinued
    operations                                   $     -   $    200

See Notes to Condensed Consolidated Financial Statements.

                 EPOCH HOLDING CORPORATION AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions are eliminated. The Company's fiscal year ("FY") ends on June 30.

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position as of December 31, 2005 and June 30, 2005, the results of its operations for the three and six months ended December 31, 2005 and 2004 and its cash flows for the six months ended December 31, 2005 and 2004. The results for the three and six months ended December 31, 2005 and 2004 are not necessarily indicative of results for a full year.
Information included in the condensed consolidated balance sheet as of June 30, 2005 has been derived from the Company's Annual Report to the SEC on Form 10-K for the fiscal year ended June 30, 2005 (the "2005 Form 10-K"). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and disclosures included in the 2005 Form 10-K.

Company Structure and Discontinued Operations:
Operations commenced under the existing structure on June 2, 2004 when a subsidiary of J Net Enterprises, Inc. ("J Net"), the predecessor to Epoch, merged with EIP in a business combination which resulted in the former EIP stockholders owning 51% of the issued and outstanding equity securities of J Net immediately following the transaction. As a result of the majority of ownership interest in the Company being held by the former EIP stockholders, the business combination was accounted for as a reverse merger. Under generally accepted accounting principles in the United States of America, the legally acquired company (in this case, EIP), became the surviving entity for financial reporting purposes. EIP was formed on April 14, 2004 and did not have a predecessor business.

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

Business segments:
The Company's primary line of business is the investment advisory and investment management business.

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

The Company also has certain contracts which contain "incentive clauses" which allow the Company to collect additional fees in the event that investment returns meet or exceed targeted amounts in the contracts. Revenues for these incentives are recognized only when such performance targets are met or exceeded at the end of the contracts' year, typically at the end of each calendar year. No revenues are recognized until the contract year ends, even when investment returns are exceeding the contractual targets within the contract year, due to the inability to forecast financial markets.

Investments in Technology-Related Businesses:
The Company holds minority investments in privately held, nonpublic technology-related companies. Ownership in these companies ranges from less
than 1% to 19.99%.   The Company uses the cost method to account for these
investments. As of December 31, 2005, the Company held investments in four private companies which continued to conduct business operations: Tellme Networks, Inc., eStara, Inc., Strategic Data Corporation and a privately held fund of other technology-related companies. The Company also held investments in several inactive technology-related companies. Only one such investment, Tellme Networks, Inc., continues to have any value ascribed.

The Company received $45 thousand from one of the inactive technology-related companies for the three months ended December 31, 2005 and $96 thousand for the six months ended December 31, 2005. The investment is expected to liquidate by March 31, 2006. The Company may receive another small distribution in satisfaction of its 19.99% interest in the investment. There are no plans to make additional investments in technology-related businesses in the future.

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

Stock-based compensation:
Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R") which requires employee and qualifying director share-based payments to be accounted for using the fair value method. The fair value of the Company's restricted stock awards is based on the closing price of the Company's common stock at the grant date. Share-based compensation costs related to equity instruments are charged against income ratably over the fixed vesting period for the related equity instruments, with the initial charge generally recorded in the first full month following the grant. The accounting treatment of restricted stock awards under SFAS 123R is consistent with that of the Company's previous policies under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and the pro forma disclosures required in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

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

Accounts receivable:
The Company's trade accounts receivable balances do not include an allowance for doubtful accounts and there have been no bad debt expenses recognized during the three and six month periods ended December 31, 2005 and 2004. These receivables are advisory and sub-advisory fees, and Management believes they are fully collectible.

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

Note 2 - Earnings (loss) per share
Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common and common equivalent shares outstanding during the period. The calculation of earnings (loss) per share excluded 1,267,500 and 1,405,000 issued and outstanding stock options, at December 31, 2005 and 2004, respectively, as their effect was antidilutive. While there were 137,500 options deemed to be "in the money" at December 31, 2005, the effect of their exercise would still be considered antidilutive as the Company was in a net loss position.

The following is the amount of loss and number of shares used in the basic and diluted earnings (loss) per share computations for the three and six months ended December 31, 2005 and 2004 (dollars and shares in thousands, except per share data):

                                   Three Months Ended    Six Months Ended
                                       December 31,         December 31,
                                   ___________________    _________________
                                    2005         2004     2005       2004
                                   _______     _______   _______   _______

Loss from continuing operations    $(1,747)    $(1,442)  $(3,459)  $(3,513)
                                   =======     =======   =======   =======
Income from discontinued
  operations                       $     -     $     -   $     -   $   571
                                   =======     =======   =======   =======
Shares:
  Weighted average number of
    common shares outstanding       18,730      17,895    18,539    17,865
                                   =======     =======   =======   =======

Basic and diluted loss per share
  from continuing operations       $  (.09)    $  (.08)  $  (.19)  $  (.20)
                                   =======     =======   =======   =======

Basic and diluted earnings per
  share from discontinued
  operations                       $     -     $     -   $    -    $   .03
                                   =======     =======   =======   =======
Note 3 - Related party transactions
There have been no related party transactions for the three and six months ended December 31, 2005. For the three and six months ended December 31, 2004, the Company incurred rent and other related occupancy expenses payable to Berenson & Company of approximately $96 thousand and $153 thousand, respectively. The Chief Executive Officer of Berenson & Company is a Director and stockholder of the Company. Epoch entered into a long-term lease on September 15, 2004 with an unrelated party and relocated its offices on February 14, 2005. There have been no related party transactions with Berenson & Company since such date.

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

In January 2005, the Company received an additional inquiry from the IRS related to calculations of alternative minimum taxes for the audit period. In May 2005, the Company met with the IRS and presented pertinent data and other factual information which demonstrated that no additional taxes were due. In August 2005, the Company received notice indicating the IRS submitted a special report to the congressional Joint Committee on Taxation (the "Joint Committee"), outlining the findings of the audit, and
concurring with the Company's position.   In September 2005, the Company
received notice from the IRS that the Joint Committee had completed its consideration of the IRS' report, and had taken no exception to the conclusions reached by the IRS. The Company is expecting a refund of income taxes of approximately $200 thousand, which will be reduced by assessable "restricted interest" on the potential tax deficiency prior to the application of NOL's carried back. No refund or assessable interest amounts have been accrued at December 31, 2005 because the Company has not received a final accounting from the IRS.

Note 5 - Commitments and Contingencies
Employment agreements:
There are no employment agreements with officers of the Company. There are agreements, subject to the attainment of certain performance criteria or, in certain cases, continuation or termination of employment, to pay bonuses or severance payments. Such obligations, under the various agreements, total approximately $1.5 million at December 31, 2005. Of this amount, approximately $0.1 million represents restricted stock awards to be issued during FY 2006.

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

Significant customers and contracts:
For the three months ended December 31, 2005, CI Mutual Funds Inc. of Canada ("CI") accounted for approximately 21% of revenues while the Epoch International Small Cap Fund ("EPIEX"), a publicly traded mutual fund for which the Company acts as the advisor, accounted for approximately 13%. For the three months ended December 31, 2004, CI and EPIEX accounted for approximately 35% and 0% of consolidated revenues, respectively.

For the six months ended December 31, 2005, CI and EPIEX accounted for 25% and 13% of consolidated revenues, respectively. For the six months ended December 31, 2004, CI and EPIEX accounted for 37% and 0% of consolidated revenues, respectively.

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

Selected financial data - discontinued operations

Following are the final summary operating results of the discontinued operations, which represent the fiscal 2005 period of July 1, 2004 through the date of sale, September 9, 2004 (dollars in thousands):

                                        July 1, 2004 - September 9, 2004
                                        ________________________________

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

Note 7 - Subsequent events
On January 31, 2006 the Company issued 156,986 restricted stock awards to employees of the Company. Recipients of the restricted awards were immediately vested in 12.5% of the total shares received. The remaining 87.5% of unvested shares will vest over the next three years, subject to the recipients remaining as employees of the Company or any of its subsidiaries. Issuance of these awards will result in total stock compensation expense of $0.9 million over the vesting period, assuming no forfeitures.

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

Results of operations - three months ended December 31, 2005 and 2004

Assets Under Management

Assets under management increased to $2.23 billion at December 31, 2005, or 121%, from $1.01 billion at December 31, 2004. The percentage of assets under management from CI Mutual Funds, Inc. of Canada ("CI"), a significant customer, declined to approximately 50% at December 31, 2005, from approximately 75% at December 31, 2004.

Revenues

Total revenues from investment management and advisory services were $2.3 million for the three months ended December 31, 2005 and included $0.1 million in incentive fees earned from investment performance in calendar 2005. Total revenue from investment management and advisory services were $1.1 million for the three months ended December 31, 2004 and included $0.2 million in incentive fees earned from investment performance in calendar 2004.

The subadvisory contract with CI accounted for approximately 21% of revenues for the three months ended December 31, 2005. For the three months ended December 31, 2004, CI accounted for approximately 35% of revenues.

Employee related costs

Costs in this category include salaries, benefits, incentive compensation, signing bonuses and commission expenses. For the three months ended December 31, 2005, these expenses were $2.3 million, as compared to $1.1 million for the three months ended December 31, 2004. The total costs for the three months ended December 31, 2005, include $1.2 million of performance and guaranteed bonuses or advances on sales commissions which are non-refundable but can be applied against future sales, as compared to $0.2 million for the three months ended December 31, 2004.

Professional fees and services

These expenses consist primarily of outside legal fees for Securities and Exchange Commission compliance, general corporate legal affairs, independent accountants' fees, and other professional contractors. For the three months ended December 31, 2005, such fees totaled $0.1 million, as compared to $0.2 million for the three months ended December 31, 2004.

General and administrative expenses

These costs consist primarily of office rentals, travel and entertainment, advertising and marketing, information technology-related expenses, utilities, insurance, and other office-related costs. Expenses totaled $0.8 million for the three months ended December 31, 2005, as compared to $0.6 million for the three months ended December 31, 2004.

Stock-based compensation

Stock-based compensation for the three months ended December 31, 2005 and 2004 totaled $1.1 million and $0.8 million, respectively. Stock-based compensation includes 5.5 million shares of restricted stock that was issued to employee owners associated with the acquisition of EIP, as well as restricted stock issued to employees during fiscal year 2005 and the six months ended December 31, 2005.

Compensation expense is recognized ratably over the three-year vesting period of those awards, in accordance with their underlying vesting provisions. In the three months ended December 31, 2005, 5,208 shares of restricted stock were issued to employees. A total of 651 shares of the awards, representing 12.5% of the shares issued, were immediately vested. The remaining 87.5% of the shares vest ratably over the subsequent three years. Approximately 13,573 shares were forfeited by terminated employees in the three months ended December 31, 2005. There were no employee stock awards or forfeitures in the three months ended December 31, 2004.

During the three months ended December 31, 2005 and December 31, 2004, no stock awards were granted to Directors of the Company. The currently outstanding Directors' shares are subject to a three-year vesting period and vest one-third each year, or immediately in the event of death or disability. Compensation expense is recognized ratably over the three-year vesting period of those awards, in accordance with their underlying vesting provisions.

Other income

Other income includes interest earnings from cash and cash equivalents and rental income from subleased office space in New York. Also included in other income is a gain from an investment to which the Company ascribed no value.

Results of operations - six months ended December 31, 2005 and 2004

Assets Under Management

Assets under management increased to $2.23 billion at December 31, 2005, or 121%, from $1.01 billion at December 31, 2004. The percentage of assets under management from CI Mutual Funds, Inc. of Canada ("CI"), a significant customer, declined to approximately 50% at December 31, 2005, from approximately 75% at December 31, 2004.

Revenues

Total revenues from investment management and advisory services were $4.1 million for the six months ended December 31, 2005 and included $0.1 million in incentive fees earned from investment performance in calendar 2005. Total revenue from investment management and advisory services were $1.9 million for the six months ended December 31, 2004 and included $0.2 million in incentive fees earned from investment performance in calendar 2004.

The subadvisory contract with CI accounted for approximately 25% of revenues for the six months ended December 31, 2005. For the six months ended December 31, 2004, CI accounted for approximately 37% of revenues.

Employee related costs

Costs in this category include salaries, benefits, incentive compensation, signing bonuses and commission expenses. For the six months ended December 31, 2005, these expenses were $4.1 million, as compared to $2.6 million for the six months ended December 31, 2004. The total costs for the six months ended December 31, 2005 include $1.9 million of performance and guaranteed bonuses or advances on sales commissions which are non-refundable but can be applied against future sales, as compared to $0.8 million for the six months ended December 31, 2004.

Professional fees and services

These expenses consist primarily of outside legal fees for Securities and Exchange Commission compliance, general corporate legal affairs, independent accountants' fees, and other professional contractors. For the six months ended December 31, 2005, such fees totaled $0.3 million, as compared to $0.4 million for the six months ended December 31, 2004.

General and administrative expenses

These costs consist primarily of office rentals, travel and entertainment, advertising and marketing, information technology-related expenses, utilities, insurance, and other office-related costs. Expenses totaled $1.4 million for the six months ended December 31, 2005, as compared to $1.2 million for the six months ended December 31, 2004.

Stock-based compensation

Stock-based compensation for the six months ended December 31, 2005 and 2004 totaled $2.3 million and $1.6 million, respectively. Stock-based compensation includes 5.5 million shares of restricted stock that was issued to employee owners associated with the acquisition of EIP, as well as restricted stock issued to employees during fiscal year 2005 and the six months ended December 31, 2005.

Compensation expense is recognized ratably over the three-year vesting period of those awards, in accordance with their underlying vesting provisions. In the six months ended December 31, 2005, 477,000 shares of restricted stock were issued to employees. A total of 59,625 shares of the awards, representing 12.5% of the shares issued, were immediately vested. The remaining 87.5% of the shares vest ratably over the subsequent three years. Approximately 13,573 shares were forfeited by terminated employees in the six months ended December 31, 2005. There were no employee stock awards or forfeitures in the six months ended December 31, 2004.

During the six months ended December 31, 2005, Directors of the Company were awarded 70,000 shares for their fiscal 2005 services and 58,000 shares in advance of their fiscal 2006 service. The currently outstanding Directors' shares are subject to a three-year vesting period and vest one-third each year, or immediately in the event of death or disability. Compensation expense is recognized ratably over the three-year vesting period of those awards, in accordance with their underlying vesting provisions.

Other income

Other income includes interest earnings from cash and cash equivalents and rental income from subleased office space in New York. Also included in other income is a gain from an investment to which the Company ascribed no value.

Liquidity and Capital Resources

Sources of funds for the Company's operations are derived from investment management and investment advisory fees and interest on the Company's cash and cash equivalent investments. As of December 31, 2005, the Company had $7.6 million of cash and $2.0 million of receivables to fund its business growth strategy. Trade payables, which consist primarily of professional fees, trade payables and accrued benefits were $3.1 million. There was no debt and Management does not foresee any reason to incur debt unless a significant business opportunity warrants such action.

For the six months ended December 31, 2005, net cash used in operating activities was $0.9 million, primarily attributable to cash-based operating expenses, as compared to $5.2 million in the six months ended December 31, 2004. The six month period ended December 31, 2004 included expenditures of $1.5 million related to payment of income taxes and interest for fiscal years 2001 and 2002, start-up and signing bonus costs of $0.4 million, and $0.5 million to secure a letter of credit for the Company's lease deposit at 640 Fifth Avenue, New York, New York.

The Company expects to continue to increase staff in Fiscal Year 2006 ("FY 2006") to support the forecasted increased AUM base and the related distribution efforts for its products.

Despite the incurrence of operating losses that are expected to occur in FY 2006, Management believes the existing cash and cash equivalents are adequate to provide the necessary resources to implement its growth objectives.

Contractual obligations

Leases:

The Company has a long-term office space lease in New York City, where its primary business operations are conducted.

Future minimum lease payments under this lease total $6.7 million and are presented on the table which follows (fiscal years ending June 30, dollars in thousands).

                                         Fiscal Years Ended June 30,
                                  _______________________________________
                                          2007 - 2010 -  2012 and
                                  2006    2009   2011   thereafter  Total
                                  ____   ______ ______  __________ ______

Future minimum payments           $333   $1,997 $1,370    $3,048   $6,748
                                  ====   ====== ======    ======   ======

The Company also has other office lease commitments in New York, California and Texas, and operating leases for office equipment. An office lease in New York is subleased to an unrelated third party. While the Company remains the primary responsible party under that lease, the tenant is performing its obligations under the sublease in a timely fashion. A schedule of these other lease commitments and the related sublease income as of December 31, 2005 follows (fiscal years ending June 30, dollars in thousands):
                                       Fiscal Years Ended June 30,
                               _________________________________________
                                        2007 -   2010 -  2012 and
                               2006     2009     2011   thereafter Total
                               ____    ______   ______  __________ _____


Lease payments                 $ 274   $ 1,496   $ 652    $   -    $ 2,422
Sublease income                 (274)   (1,708)   (765)       -     (2,747)
                               _____   _______   _____    _____    _______
Net (income) commitment        $   -   $  (212)  $(113)   $   -    $  (325)
                               =====   =======   =====    =====    =======
Factors Which May Affect Future Results

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

Cash and cash equivalents, including instruments which earn interest over short periods of time (7-35 days), are exposed to market risk due to changes in interest rates, which impacts interest income. Cash balances also exceed amounts which are guaranteed by the Federal Deposit Insurance Corporation. The Company maintains its cash in institutions which have superior credit ratings and consistently monitors the quality of the institution where its cash is deposited.

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

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-5(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

This item is incorporated by reference to a Form 8-K filed by the Registrant on November 17, 2005.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              31.1  Principal Executive Officer Certification
              31.2  Principal Financial Officer Certification
              32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)  Reports on Form 8-K:

              Date of Report       Item(s)        Description
              _________________    ______   _____________________________

              November 15, 2005     8.01    The Company announces results
                                            of 2005 Annual Meeting of
                                            Stockholders

                                         Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         EPOCH HOLDING CORPORATION
                                                (Registrant)

                                         By:  /s/ Adam Borak
                                              ________________________
                                              Adam Borak
                                              Chief Financial Officer
Date:  February 14, 2006