Form 10-Q
period 2006-03-31
EPOCH HOLDING CORP
filed 2006-05-15
CIK 351903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

 Commission File Number 1-9728

Epoch Holding Corporation
(Exact name of Registrant as Specified in its Charter)

Delaware	20-1938886
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)
640 Fifth Avenue, New York, NY 10019 (Address of Principal Executive Offices)

212-303-7200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

At May 5, 2006, there were 18,889,210 shares of the Company's common stock, $.01 par value per share, issued and outstanding.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES
FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

EPOCH HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
	March 31,	June 30,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,408	$8,550
Accounts receivable	2,377	1,221
Income taxes receivable	230	—
Other current assets	172	69

Total current assets	9,187	9,840

Property and equipment (net of accumulated
depreciation of $461 and $211, respectively)	2,063	2,088
Security deposits	744	946
Investments in technology-related businesses	157	157

Total assets	$12,151	$13,031

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,188	$1,065
Accrued compensation and benefits	1,200	1,197

Total current liabilities	2,388	2,262

Deferred rent	1,045	981
Sub-tenant security deposit	211	211

Total liabilities	3,644	3,454
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock - authorized 1,000,000
shares of $1 par value; none issued	—	—
Common stock - authorized 60,000,000 shares
of $.01 par value; 18,889,210 and 18,257,749
shares issued, respectively	189	182
Additional paid-in capital	27,477	24,404
Unearned stock compensation	(7,109)	(7,480)
Accumulated deficit	(12,050)	(7,529)

Total stockholders' equity	8,507	9,577

Total liabilities and stockholders' equity	$12,151	$13,031

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Revenues:
Investment advisory and
management fees	$2,865	$1,090	$6,940	$2,942

Operating expenses:
Employee related costs (excluding
stock-based compensation)	2,177	1,360	6,230	3,943
Stock-based compensation	1,199	993	3,451	2,547
General and administrative	648	624	1,881	1,714
Professional fees and services	296	232	659	700
Depreciation and amortization	86	53	250	113

Total operating expenses	4,406	3,262	12,471	9,017

Operating loss from continuing
operations	(1,541)	(2,172)	(5,531)	(6,075)

Other income:
Interest and other income	249	202	684	592
Realized gain on investments	—	—	96	—

Total other income	249	202	780	592

Loss from continuing operations,
before income taxes	(1,292)	(1,970)	(4,751)	(5,483)

Provision (benefit) for income taxes	(230)	—	(230)	—
Loss from continuing operations,
net of taxes	(1,062)	(1,970)	(4,521)	(5,483)

Loss from discontinued operations, net
of $0 taxes	—	—	—	(1)
Gain from sale of discontinued
operations, net of $0 taxes	—	—	—	572

Net loss	$(1,062)	$(1,970)	$(4,521)	$(4,912)

Basic and diluted earnings ( loss) per share:
Loss from continuing operations	$(.06)	$(.11)	$(.24)	$(.31)
Income from discontinued operations	—	—	—	.03

Basic and diluted loss per share	$(.06)	$(.11)	$(.24)	$(.28)

The accompanying notes are an integral part of these condensed consolidated financial statements.

 EPOCH HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED MARCH 31, 2006
(Dollars and shares in thousands)
(Unaudited)

			Additional	Unearned
	Common Stock		Paid-In	Stock	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Totals

Balance at June 30, 2005	18,258	$182	$24,404	$(7,480)	$(7,529)	$9,577
Net issuance of restricted stock	631	7	3,073	(2,680)		400
Amortization of stock-based compensation				3,051		3,051
Net loss					(4,521)	(4,521)
Balance at March 31, 2006	18,889	$189	$27,477	$(7,109)	$(12,050)	$8,507

The accompanying notes are an integral part of these condensed consolidated financial statements.

.
EPOCH HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(4,521)	$(4,912)
Adjustments to reconcile net loss to net cash
used in operating activities:
Gain from sale of discontinued operations	—	(572)
Loss from discontinued operations	—	1
Realized gain on investments	(96)	—
Stock-based compensation	3,451	2,547
Depreciation and amortization	250	113
Deferred rent	64	673
Increase in operating assets:
Accounts receivable	(1,156)	(1,655)
Income taxes receivable	(230)	—
Other current assets	(103)	—
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	123	(446)
Accrued compensation and benefits	3	207
Federal income taxes payable	—	(1,373)
Other, net	—	(4)

Net cash used in operating activities	(2,215)	(5,421)

Cash flows from investing activities:
Capital expenditures	(225)	(1,901)
Security deposits	202	(503)
Proceeds from investment	96	—
Redemption of short-term investments	—	4,967

Net cash provided by investing activities	73	2,563

Net decrease in cash and cash equivalents	(2,142)	(2,858)

Cash and cash equivalents - Beginning of year	8,550	10,801

Cash and cash equivalents - End of period	$6,408	$7,943

Supplemental disclosures of cash flow data:
Cash paid for:
Federal income taxes	$—	$1,373
Interest	$—	$110
Non-cash investing and financing activities:
Note receivable for sale of discontinued operations	$—	$200

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - ORGANIZATION
Epoch Holding Corporation ("Epoch" or the "Company") is a holding company whose primary line of business is investment management and investment advisory services. The operations of the Company are conducted through its wholly-owned subsidiary, Epoch Investment Partners, Inc. ("EIP"). EIP is a registered investment advisor under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"). EIP's primary operations are to provide investment advisory and investment management services to retirement plans, mutual funds, endowments, foundations and high net worth individuals. Headquartered in New York with an office in Sherman Oaks, CA, the Company’s current product offerings include U.S. Value; U.S. Small Cap Value, U.S. All Cap Value, U.S. Balanced, Global Small Cap Value, Global Absolute Return, Global Shareholder Yield, and International Small Cap Value.

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

Business segments
The Company's primary line of business is the investment advisory and investment management business. There are no other operating or reportable segments.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
The unaudited condensed consolidated financial statements of the Company included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial condition and interim results of operations have been made. The results for the interim periods ended March 31 are not necessarily indicative of the results to be obtained for a full fiscal year.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s unaudited condensed consolidated financial statements and the related notes should be read together with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005 and the unaudited condensed consolidated financial statements and the related notes included in the Company’s Quarterly Reports on Form 10-Q for the periods ended September 30, 2005 and December 31, 2005.

Principles of consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions. These estimates and assumptions impact the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Cash equivalents
Cash equivalents are liquid investments comprised primarily of debt instruments and money market accounts with maturities of three months or less when acquired. Cash equivalents are stated at cost which approximates fair value due to their short maturity.

Short-term investments
The Company owned short-term investments in Mariner Partners, L.P. ("Mariner"), a private investment fund. The Company classified those securities as short-term investments and recorded changes in the value of these investments in the item captioned “interest and other income” in the accompanying Condensed Consolidated Statement of Operations for the nine months ended March 31, 2005. In July 2004, the Company began liquidating its short-term investments in Mariner. The account was fully liquidated by September 2004. The Company has not held a position with Mariner or any other short-term investments since that date.

Fair value of financial instruments
The carrying value of the Company's cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities approximate fair value due to their short-term nature.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

 Financial instruments with concentration of credit risk
The financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. Epoch invests its cash and cash equivalents with financial institutions in amounts which, at times, may be in excess of the FDIC insurance limits. Cash is also invested in several high-grade securities which limits exposure to concentrations of credit risk.

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

The Company also has certain contracts which contain "incentive clauses" which allow the Company to collect additional fees in the event that investment returns meet or exceed targeted amounts specified in the contracts. Revenues for these incentives are recognized only when such performance targets are met or exceeded at the end of the contracts' year, typically at the end of each calendar year. Due to the inability to forecast financial markets, no revenues are recognized until the contract year ends, even when investment returns are exceeding the contractual targets within such contract year.

Investments in technology-related businesses
The Company holds minority investments in a few privately held, active technology-related companies. Ownership in these companies ranges from less than 1% to 19.9%. As of March 31, 2006, the Company also held investments in several inactive technology-related companies. The Company uses the cost method to account for the above investments. Only one such investment, Tellme Networks, Inc., continues to have any value ascribed.

It is the policy of the Company to evaluate its investments in technology-related businesses for possible impairment on an annual basis. Management uses a number of different criteria when evaluating an asset for possible impairment. Indicators such as significant decreases in book value of an investment, discounted cash flow analyses, adverse changes in the business climate, legal matters, losses of significant customers, new technologies which could accelerate obsolescence of business products, sustained operating losses, and cash flows which cannot be resolved or improved within a reasonable amount of time to justify continued business operations are used by management when making its evaluations.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company received $96 thousand from one of the inactive technology-related companies for the nine months ended March 31, 2006 and expects that investment to be fully liquidated by June 30, 2006 with an immaterial amount of proceeds still to be received. There are no plans to make additional investments in technology-related businesses.

Share-based compensation
Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”) which requires employee and qualifying director share-based payments to be accounted for using the fair value method. The fair value of the Company’s restricted stock awards is based on the closing price of the Company’s common stock at the grant date. Share-based compensation costs related to equity instruments are charged against income ratably over the fixed vesting period for the related equity instruments, with the initial charge generally recorded in the first full month following the grant. The accounting treatment of restricted stock awards under SFAS 123R is consistent with that of the Company’s previous policies under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and the pro forma disclosures required in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Share-Based Compensation” (“SFAS 123”).

Under the modified prospective transition method chosen by the Company, compensation costs related to the non-vested portion of stock option awards outstanding at the adoption date are based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original provisions of SFAS 123. Outstanding stock options previously granted under the Company’s plan that expired on September 30, 2002 were fully vested prior to June 30, 2004; therefore, there are no deferred compensation costs resulting from stock options to be accounted for on a prospective basis.

Accounts receivable
The Company's accounts receivable balances do not include an allowance for doubtful accounts and there have been no bad debt expenses recognized during the three and nine month periods ended March 31, 2006 and 2005. These receivables are advisory and sub-advisory fees, and management believes they are fully collectible.

Property and equipment
Leasehold improvements are recorded at cost and are depreciated on a straight-line basis over the shorter of their estimated useful lives or remaining lease term, as applicable. All other capital assets are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives. Generally, the useful lives are 3 to 10 years for leasehold improvements and 3 to 7 years for equipment, and exclude option periods, if any. Property sold or retired is eliminated from the accounts in the period of disposition. Software used to conduct the investment advisory and investment management services is amortized using a three-year estimated useful life.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Income taxes
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires that deferred tax assets and liabilities arising from temporary differences between book and tax basis be recognized using enacted rates at the time such temporary differences reverse. In the case of deferred tax assets, SFAS 109 requires a reduction in deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Reclassifications
Certain reclassifications have been made to prior period condensed consolidated financial statements to conform to the current period presentation.

NOTE 3 - EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common and common equivalent shares outstanding during the period. The calculation of earnings (loss) per share excluded 1,267,500 and 1,377,500 issued and outstanding stock options at March 31, 2006 and 2005, respectively, as their effect was antidilutive. While there were 137,500 options deemed to be "in the money" at March 31, 2006, the effect of their exercise would still be considered antidilutive as the Company was in a net loss position.

The following is the amount of loss and number of shares used in the basic and diluted earnings (loss) per share computations for the three and nine months ended March 31, 2006 and 2005 (dollars and shares in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Loss from continuing operations	$(1,062)	$(1,970)	$(4,521)	$(5,483)
Income from discontinued operations	$—	$—	$—	$571

Shares:
Weighted average number of
common shares outstanding	18,825	18,175	18,635	17,968

Basic and diluted loss per share from
continuing operations	$(.06)	$(.11)	$(.24)	$(.31)

Basic and diluted earnings per share
from discontinued operations	$—	$—	$—	$.03

EPOCH HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS
There have been no related party transactions for the three and nine months ended March 31, 2006. For the three and nine months ended March 31, 2005, the Company incurred rent and other related occupancy expenses payable to Berenson & Company of approximately $34 thousand and $187 thousand, respectively. The Chief Executive Officer of Berenson & Company is a Director and stockholder of the Company. Epoch entered into a long-term lease on September 15, 2004 with an unrelated party and relocated its offices on February 14, 2005. There have been no related party transactions with Berenson & Company since such date.

NOTE 5 - FEDERAL INCOME TAX
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

The Company recently underwent an audit by the Internal Revenue Service (the "IRS") with respect to its fiscal years ended June 30, 2001 and June 30, 2002 (the “audit period”). In July 2004, the Company paid $1.5 million for tax items associated with the IRS audit.

In January 2005, the Company received an additional inquiry from the IRS related to calculations of alternative minimum taxes for the audit period. In May 2005, the Company met with the IRS and presented pertinent data and other factual information which demonstrated that no additional taxes were due. In August 2005, the Company received notice indicating the IRS submitted a special report to the congressional Joint Committee on Taxation (the "Joint Committee"), outlining the findings of the audit, and concurring with the Company's position. In September 2005, the Company received notice from the IRS that the Joint Committee had completed its consideration of the IRS' report, and had taken no exception to the conclusions reached by the IRS. In April 2006, the Company received a refund of $227 thousand with respect to the above, and management now considers this matter to be closed.

NOTE 6 - COMMITTMENTS AND CONTINGENCIES

Employment agreements
There are no employment contracts with any officers of the Company. There are written agreements with certain employees, which provide for sales commissions or bonuses, subject to the attainment of certain performance criteria or continuation of employment. Such obligations under the various agreements total approximately $1.5 million at March 31, 2006 and are accrued for over the applicable service period. Of this amount, approximately $0.5 million represents restricted stock awards still to be issued during the fiscal year ended June 30, 2006.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company is obligated to enter into an employment agreement with its Chief Executive Officer prior to June 2, 2007, the third anniversary of the business combination with EIP. Terms of the contract are to be customary for Chief Executive Officers of peer group companies.

Legal proceedings
From time to time, the Company or its subsidiaries may become parties to claims, legal actions and complaints arising in the ordinary course of business. Management is not aware of any claims which would have a material adverse effect on its consolidated financial position.

Significant customers and contracts
For the three months ended March 31, 2006, CI Mutual Funds Inc. of Canada ("CI") accounted for approximately 21% of revenues while the Epoch International Small Cap Fund ("EPIEX"), a publicly traded mutual fund for which the Company acts as the advisor, accounted for approximately 13%. For the three months ended March 31, 2005, CI and EPIEX accounted for approximately 38% and 11% of consolidated revenues, respectively.

For the nine months ended March 31, 2006, CI and EPIEX accounted for 33% and 19% of consolidated revenues, respectively. For the nine months ended March 31, 2005, CI and EPIEX accounted for 37% and 4% of consolidated revenues, respectively.

The Company's services and relationship with these clients is important to its ongoing growth strategy, and retention of these customers is significant to the ongoing results of operations and liquidity of the Company.

NOTE 7 - DISCONTINUED OPERATIONS
In September 2004, the Company completed the sale of its e-commerce software operations to the former management of that segment. Consideration to the Company came in the form of a 19.9% membership interest in the buyer's entity, the assumption by the buyer of liabilities of $466 thousand, and the issuance of a $534 thousand secured promissory note (the "Note") to the Company. The Note was due five years from the date of issuance, bore interest at 6.5% per annum and was secured by all of the assets that were purchased in the transaction. Payments of principal on the Note were to be made at a rate of 50% of the annual cash flows from operations, as defined in the agreement, in excess of $300 thousand. The Company recorded the Note at its estimated fair value of approximately $200 thousand. Factors affecting the estimate were the non-marketable status of the Note and certain risks in reaching cash flow targets for payment. On May 16, 2005 the Company collected the full $534 thousand. The receipt fully discharged the Note and required the Company to record a gain of $334 thousand in the fourth quarter of fiscal year 2005.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Selected financial data - discontinued operations
Following are the final summary operating results of the discontinued operations, which represent the fiscal 2005 period of July 1, 2004 through the date of sale, September 9, 2004 (dollars in thousands):

July 1, 2004 - September 9, 2004

Revenues	$293
Costs and expenses	(294)
Loss from discontinued operations
before taxes	(1)
Provision for income taxes	— (a)
Gain from sale of discontinued operations	572
Income from discontinued operations	$571

(a) There were no income taxes due to utilization of available net operating loss carryforwards.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Set forth on the following pages is management’s discussion and analysis of our financial condition and results of operations for the three and nine months ended March 31, 2006 and March 31, 2005. Such information should be read in conjunction with our unaudited condensed consolidated financial statements together with the notes to the unaudited condensed consolidated financial statements. When we use the terms the “Company”, “management”, “we”, “us”, and “our”, we mean Epoch Holding Corporation, a Delaware corporation, and its consolidated subsidiaries.

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

Forward-looking statements include, but are not limited to, statements about:

•	the Company's business strategies and investment policies,

•	the Company's possible or assumed future results of operations and operating cash flows,

•	the Company's financing plans and the availability of short-term borrowing,

•	the Company's competitive position,

•	potential growth opportunities available to the Company,

•	the recruitment and retention of the Company's managing directors and employees,

•	the Company's expected levels of compensation,

•	the Company's potential operating performance, achievements, productivity improvements, efficiency and cost reduction efforts,

•	the likelihood of success and impact of litigation,

•	the Company's expected tax rates,

•	the Company's expectations with respect to the economy, securities markets, the market for mergers and acquisitions activity, the market for asset management activity and other industry trends,

•	the benefits to the Company resulting from the effects of separation and recapitalization transactions and additional financing transactions,

•	the effects of competition on the Company, and

•	the impact of future legislation and regulation on the Company.

Available Information

The Company maintains a website which contains current information on operations and other corporate governance matters. The website address is www.eipny.com. Through the Investor Relations section of our website, and “Link to SEC Website” therein, we make available our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

Critical Accounting Policies

Our significant accounting policies are described in Note 1 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended June 30, 2005. A discussion of critical accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended June 30, 2005. There were no significant changes in our critical accounting policies during the nine months ended March 31, 2006.

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

Results of operations - three months ended March 31, 2006 and 2005

Assets Under Management

Assets under management increased to $2.51 billion at March 31, 2006, or 101%, from $1.25 billion at March 31, 2005. This increase was primarily attributable to the ongoing expansion of the Company’s client base.

The percentage of assets under management from CI Mutual Funds, Inc. of Canada ("CI"), a significant customer, declined to approximately 50% at March 31, 2006 from approximately 71% at March 31, 2005.

Revenues

Total revenues from investment advisory and management services for the three months ended March 31, 2006 were $2.9 million, an increase of $1.8 million or 163% over the comparable period of the prior year. This increase was attributable to the increase in assets under management.

The sub advisory contract with CI accounted for approximately 21% of revenues for the three months ended March 31, 2006. For the three months ended March 31, 2005, CI accounted for approximately 38% of revenues.

Employee related costs (excluding stock-based compensation)

Expenses in this category include salaries, benefits, incentive compensation, signing bonuses and commission expenses. For the three months ended March 31, 2006, these expenses were $2.2 million, an increase of $0.8 million or 60% from $1.4 million for the three months ended March 31, 2005. Increased employee headcount to support the growth and expansion of the business was the primary reason for this increase. The total expenses for the three months ended March 31, 2006 include $0.9 million of performance and guaranteed bonuses, or advances on sales commissions which are non-refundable but can be applied against future sales, as compared to $0.3 million for the three months ended March 31, 2005. We expect the level of overall employee related costs to increase in future periods due to changes in staffing levels to support the growth and expansion of our business.

Stock-based compensation

Stock-based compensation for the three months ended March 31, 2006 was $1.2 million, up $0.2 million or 21% from $1.0 million for the three months ended March 31, 2005. Stock-based compensation includes 5.5 million shares of restricted stock that was issued to employee owners associated with the acquisition of EIP, as well as restricted stock issued to employees during fiscal year 2005 and the nine months ended March 31, 2006. An increase in employees is primarily attributable to this increase.

Stock-based compensation expense is recognized ratably over the three-year vesting period of those awards, in accordance with their underlying vesting provisions. In the three months ended March 31, 2006 and 2005, 179,648 and 279,510 shares of restricted stock, respectively, were issued to employees. A total of 22,886 and 34,939 shares of the awards, or approximately 12.5% of the shares issued in the three months ended March 31, 2006 and 2005, respectively, were immediately vested. The remaining 87.5% of the shares vest ratably over the subsequent three years. Approximately 11,617 shares were forfeited by terminated employees in the three months ended March 31, 2006. There were no forfeitures in the three months ended March 31, 2005.

During the three months ended March 31, 2006 and March 31, 2005, no stock awards were granted to Directors of the Company. The currently outstanding Directors' shares are subject to a three-year vesting period and vest one-third each year, or immediately in the event of death or disability. Stock-based compensation expense is recognized ratably over the three-year vesting period of those awards, in accordance with their underlying vesting provisions.

General and administrative expenses

These expenses consist primarily of office rentals, travel and entertainment, advertising and marketing, information technology expenses, utilities, insurance, and other office related expenses. For the three months ended March 31, 2006 and March 31, 2005, these fees were virtually unchanged, amounting to $0.6 million for each period.

Professional fees and services

These expenses consist primarily of outside legal fees for Securities and Exchange Commission compliance and general corporate legal affairs, independent accountants' fees, and other professional services. For the three months ended March 31, 2006 such fees were $0.3 million, an increase of $0.1 million, or 28% from the comparable period a year ago. The prior year comparable period included incremental legal fees in conjunction with the Company’s first year of operations.

Depreciation and amortization

Depreciation and amortization increased to $86 thousand in the three months ended March 31, 2006, an increase of $33 thousand or 62%, from $53 thousand in the three months ended March 31, 2005. The increase in depreciation and amortization expense is primarily due to the impact of amortization of new leasehold improvements in connection with the Company’s move to its new headquarters in February 2005.

Other income

Other income includes interest earnings from cash and cash equivalents and rental income from subleased office space in New York. For the three months ended March 31, 2006, other income increased to $249 thousand, an increase of $47 thousand or 23%, from $202 thousand for the three months ended March 31, 2005. Increased interest income was the primary reason for the increase from the comparable period of the prior year.

Results of operations - nine months ended March 31, 2006 and 2005

Assets Under Management

Assets under management increased to $2.51 billion at March 31, 2006, or 101%, from $1.25 billion at March 31, 2005. This increase was primarily attributable to the ongoing expansion of the Company’s client base.

The percentage of assets under management from CI Mutual Funds, Inc. of Canada ("CI"), a significant customer, declined to approximately 50% at March 31, 2006 from approximately 71% at March 31, 2005.

Revenues

Total revenues from investment advisory and management services for the nine months ended March 31, 2006 were $6.9 million, an increase of $4.0 million or 136% over the comparable period of the prior year. This increase was attributable to the increase in assets under management.

The sub advisory contract with CI accounted for approximately 22% of revenues for the nine months ended March 31, 2006. For the nine months ended March 31, 2005, CI accounted for approximately 37% of revenues.

Employee related costs (excluding stock-based compensation)

Expenses in this category include salaries, benefits, incentive compensation, signing bonuses and commission expenses. For the nine months ended March 31, 2006, these expenses were $6.2 million, an increase of $2.3 million or 58% from $3.9 million for the nine months ended March 31, 2005. Increased employee headcount to support the growth and expansion of the business was the primary reason for this increase. The total expenses for the nine months ended March 31, 2006 include $2.8 million of performance and guaranteed bonuses, or advances on sales commissions which are non-refundable but can be applied against future sales, as compared to $1.1 million for the nine months ended March 31, 2005. We expect the level of overall employee related costs will increase in future periods due to changes in staffing levels to support the growth and expansion of our business.

Stock-based compensation

Stock-based compensation for the nine months ended March 31, 2006 was $3.5 million, up $1.0 million or 35% from $2.5 million for the nine months ended March 31, 2005. Stock-based compensation includes 5.5 million shares of restricted stock that was issued to employee owners associated with the acquisition of EIP, as well as restricted stock issued to employees during fiscal year 2005 and the nine months ended March 31, 2006. An increase in employees is primarily attributable to this increase.

Stock-based compensation expense is recognized ratably over the three-year vesting period of those awards, in accordance with their underlying vesting provisions. In the nine months ended March 31, 2006, 656,648 shares of restricted stock were issued to employees. A total of 82,511 shares of the awards, or approximately 12.5% of the shares issued, were immediately vested. The remaining 87.5% of the shares vest over the subsequent three years. Approximately 25,190 shares were forfeited by terminated employees in the nine months ended March 31, 2006. There were no forfeitures in the nine months ended March 31, 2005.

During the nine months ended March 31, 2006 no stock awards were granted to Directors of the Company. Approximately 70,176 shares were granted to Directors of the Company during the nine months ended March 31, 2005. The currently outstanding 128,316 Directors' shares are subject to a three-year vesting period and vest one-third each year, or immediately in the event of death or disability. Stock-based compensation expense is recognized ratably over the three-year vesting period of those awards, in accordance with their underlying vesting provisions.

General and administrative expenses

These expenses consist primarily of office rentals, travel and entertainment, advertising and marketing, information technology expenses, utilities, insurance, and other office related Expenses. For the nine months ended March 31, 2006, general and administrative expenses were $1.9 million, up $0.2 or 10% from $1.7 million for the nine months ended March 31, 2005. Increased travel related expenses to support marketing and distribution efforts accounted for most of this increase.

Professional fees and services

These expenses consist primarily of outside legal fees for Securities and Exchange Commission compliance and general corporate legal affairs, independent accountants' fees, and other professional services. For the nine months ended March 31, 2006, such fees were $0.6 million, a decrease of $0.1 million or 6% from $0.7 million for the nine months ended March 31, 2005. The prior year comparable period included incremental legal fees in conjunction with the Company’s first year of operations.

Depreciation and amortization

Depreciation and amortization increased to $0.3 million in the nine months ended March 31, 2006, an increase of $0.2 million or 121%, from $0.1 million in the nine months ended March 31, 2005. The increase in depreciation and amortization expense is primarily due to the impact of amortization of new leasehold improvements in connection with the Company’s move to its new headquarters in February 2005.

Other income

Other income includes interest earnings from cash and cash equivalents and rental income from subleased office space in New York. Also included in other income is a gain of approximately $96 thousand from an investment to which the Company ascribed no value. For the nine months ended March 31, 2006, other income increased to $0.8 million, an increase of $0.2 million or 32%, from $0.6 million for the nine months ended March 31, 2005. Increased interest income and realized gain on investments were the primary reasons for the increase from the comparable period of the prior year.

Liquidity and Capital Resources

Sources of funds for the Company's operations are derived from investment advisory and investment management fees and interest on the Company's cash and cash equivalent investments. As of March 31, 2006, the Company had $6.4 million of cash and cash equivalents and $2.4 million of accounts receivable to fund its business growth strategy. Accounts payable and accrued liabilities, which consist of professional fees, trade payables and other liabilities were $1.2 million. Accrued compensation and benefits, which consist primarily of accrued employee bonuses and sales commissions, was $1.2 million. There was no debt and management does not foresee any reason to incur debt unless a significant business opportunity warrants such action.

For the nine months ended March 31, 2006, net cash used in operating activities was $2.2 million, primarily attributable to cash-based operating expenses, as compared to $5.4 million in the nine months ended March 31, 2005. The nine month period ended March 31, 2005 included expenditures of $1.5 million related to payment of income taxes and interest for fiscal year 2001 and 2002 for audits, start-up and signing bonus costs of $0.4 million, and $0.5 million to secure a letter of credit for the Company's lease deposit at 640 Fifth Avenue, New York, New York.

The Company expects to continue to increase staff to support the growth and expansion of its business and the related distribution efforts for its products. Despite the occurrence of operating losses in the fiscal year ended June 30, 2006, management believes the existing cash and cash equivalents are adequate to provide the necessary resources to implement its growth objectives.

Contractual obligations

Leases

The Company has a long-term office space lease in New York City, where its primary business operations are conducted.

Future minimum lease payments under this lease total $6.6 million and are presented on the table which follows (fiscal years ending June 30, dollars in thousands).

	Fiscal Years Ended June 30,
		2007-	2010-	2012 and
	2006	2009	2011	thereafter	Total

Future minimum payments	$166	$1,997	$1,370	$3,048	$6,581

The Company also has another office lease commitment in New York, and one in California, as well as operating leases for office equipment. The other office lease in New York is subleased to an unrelated third party. While the Company remains the primary responsible party under that lease, the tenant is performing its obligations under the sublease in a timely fashion. A schedule of these other lease commitments and the related sublease income as of March 31, 2006 follows (fiscal years ending June 30, dollars in thousands):

	Fiscal Years Ended June 30,
		2007 -	2010 -	2012 and
	2006	2009	2011	thereafter	Total

Lease payments	$131	$1,496	$652	$—	$2,279
Sublease income	(137)	(1,708)	(765)	—	(2,610)
Net (income) commitment	$(6)	$(212)	$(113)	$—	$(331)

Off-Balance Sheet Arrangements

We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any leasing activities that expose us to any liability that is not reflected in our unaudited condensed consolidated financial statements.

 Factors Which May Affect Future Results

There are numerous risks which may affect the results of operations of the Company. Factors which could affect the Company's success include, but are not limited to, the Company's limited operating history in the investment management and investment advisory business, the ability to attract and retain clients, performance of the financial markets and invested assets managed by the Company, retention of key employees, misappropriation of assets and information by employees, system failures, significant changes in regulations, the costs of compliance associated with existing regulations and the penalties associated with non-compliance, and the risks associated with loss of key members of the management team.

In addition, the Company's ability to expand or alter its product offerings, whether through acquisitions or internal development is critical to its long-term success and has inherent risks. This success is dependent on the ability to identify and fund those products or acquisitions on terms which are favorable to the Company. There can be no assurance that any of these operating factors or acquisitions can be achieved or, if undertaken, they will be successful.

These and other risks related to our Company are discussed in greater detail in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company invests its free cash in various financial instruments and money market instruments, which entail certain risks. Presently, the Company does not participate in hedging activities nor does it have any derivative financial instruments.

Cash and cash equivalents, including instruments which earn interest over short periods of time (7-35 days), are exposed to market risk due to changes in interest rates, which impacts interest income. Cash balances also exceed amounts which are guaranteed by the Federal Deposit Insurance Corporation. The Company maintains its cash in institutions which have superior credit ratings and it consistently monitors the quality of the institution where its cash is deposited.

The value of AUM can be affected by changes in interest rates and fluctuations in financial markets. The Company's revenue is derived from the value of AUM. Therefore, revenues and results of operations can be negatively affected by adverse changes in the prices of securities or interest rates.

The Company has had no significant changes in its exposure to market risks from that previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company's principal executive officer and principal financial officer have concluded that as of such date, the Company's disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms and were effective.

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

Item 1a. Risk Factors

There were no material changes from the risk factors set forth under Part I, Item 1 “Cautionary Statements” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

Item 6.  Exhibits

(a) Exhibits:

Exhibit No.	Description

31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPOCH HOLDING CORPORATION
(Registrant)

By:	/s/ Adam Borak
Adam Borak
Chief Financial Officer

Date: May 15, 2006