Form 10-K
period 2006-06-30
EPOCH HOLDING CORP
filed 2006-09-28
CIK 351903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

 Commission file number 1-9728

Epoch Holding Corporation
(Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	20-1938886 (I.R.S. Employer Identification No.)
640 Fifth Avenue, New York, NY, 10019 (Address of principal executive offices), (Zip Code)
Registrant's telephone number, including area code: (212) 303-7200

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 Per Share Par Value	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

As of December 31, 2005, the registrant’s most recently completed second fiscal quarter; the aggregate market value of common equity held by nonaffiliates of the registrant was $44,707,521, computed by reference to the closing price of $5.90 on the NASDAQ Capital Market on December 31, 2005.

As of September 22, 2006, there were 19,671,932 shares of the registrant's common stock, $.01 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated herein by reference into the Form 10-K as indicated:

Document	Part of Form 10-K into Which Incorporated
Company's Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders	Part III

Epoch Holding Corporation
Annual Report on Form 10-K
For the Fiscal Year Ended June 30, 2006
Table of Contents

Form 10-K Item Number:		Page Number

	PART I

Item 1.	Business	1
Item 1A.	Risk Factors	9
Item 2.	Properties	17
Item 3.	Legal Proceedings	17
Item 4.	Submission of Matters to a Vote of Security Holders	17

	PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and
	Issuer Purchases of Equity Securities	18
Item 6.	Selected Financial Data	19
Item 7.	Management's Discussion and Analysis of Financial Condition and Results
	of Operations	21
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 8.	Financial Statements and Supplementary Data	36
Item 9.	Changes in and Disagreements With Accountants on Accounting and
	Financial Disclosure	37
Item 9A.	Controls and Procedures	37
Item 9B.	Other Information	37

	PART III

Item 10.	Directors and Executive Officers of the Registrant	38
Item 11.	Executive Compensation	38
Item 12.	Security Ownership of Certain Beneficial Owners and Management and
	Related Stockholder Matters	38
Item 13.	Certain Relationships and Related Transactions	38
Item 14.	Principal Accountant Fees and Services	38

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	39
	Signatures	40
	Significant subsidiaries of the Registrant
	Consent of Independent Registered Public Accounting Firm
	Section 302: Certification of Principal Executive Officer
	Section 302: Certification of Principal Financial Officer
	Section 906: Certification of Chief Executive Officer and Chief Financial Officer

PART I

ITEM 1.	BUSINESS

Forward-Looking Statements

Certain information included, or incorporated by reference in this Annual Report on Form 10-K and other materials filed or to be filed by Epoch Holding Corporation ("Epoch" or the "Company") with the Securities and Exchange Comission ("SEC") contain statements that may be considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as "may," "might," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about the Company, may include projections of the Company's future financial performance based on the Company's growth strategies and anticipated trends in the Company's business. These statements are only predictions based on the Company's current expectations and projections about future events. There are important factors that could cause the Company's actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks and uncertainties outlined in Item 1A.,"Risk Factors."

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

Overview

Epoch is a holding company whose primary line of business is investment management and investment advisory services. The operations of the Company are conducted through its wholly-owned subsidiary, Epoch Investment Partners, Inc. ("EIP"). EIP is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act").

The Company uses a fiscal year which ends on June 30th. References to "FY 2006," “FY 2005,” and "FY 2004" in this document refer to the fiscal years ended June 30, 2006, June 30, 2005, and June 30, 2004, respectively. This Annual Report on Form 10-K may also include "forward-looking statements" which refer to fiscal years subsequent to the historical financial positions and results of operations contained herein. References to future fiscal years also apply to the June 30 year end.

Available Information

The Company maintains a web site which contains current information on operations and other corporate governance matters. The website address is www.eipny.com. Through the “Investor Relations” section of our website, we make available, free of charge, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

Due to the reverse merger accounting treatment, the consolidated operations for FY 2004 reflect those of EIP from April 14, 2004 through June 30, 2004 and J Net from June 2, 2004 (the date of the business combination) through June 30, 2004. The FY 2006 and FY 2005 consolidated results reflect the first two complete years of operations for the Company.

Recent Events and FY 2006 Highlights

EIP became the primary operating business segment in June 2004 immediately following the aforementioned business combination. Initially, one sub-advisory contract with assets under management ("AUM") of $647 million was transferred to EIP by a former client of Mr. William W. Priest, the Chief Executive Officer of the Company.

The following highlights mark the notable accomplishments made by the Company during its second full year of operations:

1.	AUM increased to $3.25 billion at June 30, 2006, an increase of 132% from the prior year end.

2.	Revenues increased to $10.2 million for the year ended June 30, 2006, from $4.3 million for the year ended June 30, 2005, an increase of 138%.

3.	The Company commenced trading on the Nasdaq Capital Market on October 4, 2005.

4.	EIP expanded its work force from 28 employees at June 30, 2005 to 38 employees at June 30, 2006.

Operations and Products

EIP, the sole operating segment of the Company, is a registered investment adviser under the Investment Advisers Act that manages investment assets for retirement plans, mutual funds, endowments, foundations, and high net worth individuals. As of June 30, 2006, EIP offered eight separate investment products to its clients:

1.
U.S. All Cap Value - This portfolio is comprised of a broad range of U.S. companies with market capitalizations that resemble stocks in the "Russell 3000," a U.S. Equity index which measures the performance of the 3,000 largest U.S. companies based upon total market capitalization.

2.
U.S. Value - This portfolio reflects a selection of equities in U.S. companies with market capitalizations generally over $2 billion, generally considered to be comparable to the "Russell 1000,” a U.S. Equity index which measures the performance of the 1,000 largest companies in the Russell 3000 index.

3.
U.S. Small Cap Value - This portfolio comprises U.S. companies with capitalizations under $2 billion, generally considered to be comparable to the "Russell 2000," a U.S. Equity index which measures the performance of the 2,000 smallest companies in the “Russell 3000.”

4.	Global Small Cap Value - This product seeks to capitalize upon the continuing globalization of the world economy by investing in small cap companies in the U.S. and throughout the world.

5.
Global Absolute Return - While this product uses the same security selection process of other products offered by EIP, its holdings are generally limited to fewer than 30 positions. Individual positions can be as high as 15% and cash is used aggressively to control loss exposure. The objective of this product is absolute positive return.

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

7.
Balanced Portfolios - This product is available primarily to our high net worth investors. The mix of debt and equity securities is tailored to reflect (i) the client's tolerance for risk and (ii) the client's marginal tax rate or other preferences. As a result, the mix can vary among individual clients. The equity components of these portfolios typically reflect EIP's All-Cap equity structure and generally contain 40-60 positions, almost all of which are held in other EIP products. The debt component of the portfolio is largely comprised of high quality bonds.

8.
Global Equity Shareholder Yield - This product seeks to invest in a diversified portfolio of global equity securities with a history of attractive dividend yields and positive growth in free cash flow. The primary objective of this product is to seek a high level of income, with capital appreciation as a secondary investment objective.

The following chart shows the Company’s investment products as a percentage of AUM at June 30, 2006:

Percentage of AUM
By Product
At June 30, 2006

EIP earns its revenues from managing client accounts under investment advisory and sub-advisory agreements. Such agreements provide for fees to EIP based on AUM. Generally, fees are computed quarterly and payable in arrears. Certain contracts contain provisions for the monthly payment of fees, or payment of quarterly fees in advance. The Company sponsors three mutual funds, the Epoch International Small Cap Fund (“EPIEX”), the Epoch Global Equity Shareholder Yield Fund (“EPSYX”), and the Epoch U.S. All-Cap Equity Fund (“EPACX”), for which fees are calculated based upon daily net assets and paid monthly.

EIP is the sub-adviser for a series of funds sponsored by CI Investments Inc. (“CI”). The fees earned are calculated based upon the daily net assets of each respective fund, and are payable in arrears on a quarterly basis. The CI contract contained a minimum two-year commitment to EIP, commencing June 2004, to provide such services.

The amount of AUM, by fiscal quarter, for the past two years is set forth in the graph below.

Growth Strategy

As the Company enters its third full year of operations, its growth strategy will continue to be focused on the development of distribution channels to offer its various products to a broad array of clients. These efforts have included, and will continue to include, relationships with investment advisory consultants, initiation of managed accounts with third party institutions, and maintaining strong sub-advisory relationships.

The table below sets forth the amount of AUM by client category:

Assets Under Management By Distribution Channel
(Dollars in Millions)

	As of June 30,
Distribution Channel:	2006	2005

Sub-advisory	$1,715	$922
Institutional	1,245	233
High net worth	293	247

Total AUM	$3,253	$1,402

The Company routinely evaluates its strategic position and maintains a disciplined acquisition and alliance effort which seeks complementary products or new products which could benefit clients. While the Company plans to actively seek such opportunities, there can be no assurance that acquisitions can be identified and closed on terms that are attractive. Management believes that opportunities are available, but will only act on opportunities that it believes are accretive to the Company's long-term business strategy.

Paramount to the ongoing success of the business, including growth in existing products and retention of clients, will be the Company's ability to attract and retain key employees. The Company offers competitive compensation to its employees, including share-based compensation, which the Company believes promotes a common objective with shareholders.

Competition

The investment management and investment advisory business is highly competitive. The Company continuously encounters competitors in the marketplace which offer similar products and services. Management expects that trend to continue due to the relatively low costs associated with entering the business.

The investment management and advisory business is also characterized by contracts with clients that are generally cancellable on relatively short notice. While the Company believes it will be successful in obtaining and retaining new clients, it may be necessary to expend additional resources to compete effectively.

Significant Customers

For the fiscal year ended June 30, 2006, two customers accounted for 42% of consolidated revenues. CI Investments Inc. (“CI”), a leading Canadian-owned investment management company for which EIP is a sub-adviser, accounted for approximately 22%. Genworth Financial Asset Management, Inc. (“Genworth”),  a prominent investment adviser, through its investments in the Epoch International Small Cap Fund (“EPIEX”) and the Epoch Global Equity Shareholder Yield Fund (“EPSYX”), as well as separate account mandates, accounted for approximately 20%. For the quarter ended June 30, 2006, CI and Genworth accounted for 23% and 25% of consolidated revenues, respectively. The Company's services and relationships with these clients are important to the Company's ongoing growth strategy, and retention of these customers is significant to the ongoing results of operations and liquidity of the Company.

Regulation

The Company's business, as well as the financial services industry, is subject to extensive regulation throughout the world. As a matter of public policy, regulatory bodies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In the U.S., the SEC is the federal agency responsible for the administration of the federal securities laws. The stock exchanges, the National Association of Securities Dealers (“NASD”) and the National Futures Association are voluntary, self-regulatory bodies composed of members, such as EIP, that have agreed to abide by the respective bodies' rules and regulations. Each of these U.S. regulatory organizations may examine the activities of, and may expel, fine and otherwise discipline, member firms and their employees. The laws, rules and regulations comprising this framework of regulation and the interpretation and enforcement of existing laws, rules and regulations are constantly changing. The effect of any such change cannot be predicted and may impact the manner of operation and profitability of the Company.

Effective October 4, 2005, the Company's common stock began trading on the Nasdaq Capital Market under the symbol "EPHC”. Prior to this date, the Company’s stock was quoted on the NASDAQ Over-the-Counter Bulletin Board (“OTCBB”) under the same trading symbol.

EIP, the Company's primary operating subsidiary, is registered as an investment adviser with the SEC. As a registered investment adviser, EIP is subject to the requirements of the Investment Advisers Act and the SEC's regulations thereunder. Requirements relate to, among other things, principal transactions between an adviser and advisory clients, as well as general anti-fraud prohibitions. The Company is subject to the filing and reporting obligations of the Securities Act of 1933, as amended (the “Securities Act”) and the Exchange Act. Regulators are empowered to conduct administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of an investment adviser or its directors, officers or employees.

The above descriptions of the regulatory and statutory provisions applicable to the Company and EIP are not complete and are qualified in its entirety by reference to the particular statutory or regulatory provision. Any change in applicable laws or regulations may have a material effect on the Company's business, prospects and opinions.

Employees

As of June 30, 2006, the Company employed 38 full-time employees. None of our employees are subject to any collective bargaining agreements.

ITEM 1A.	RISK FACTORS

In addition to factors mentioned elsewhere in this Form 10-K or previously disclosed in our SEC filings, including our reports on Form 10-Q and Form 8-K, the factors discussed below, among others, could cause actual results to differ materially from those contemplated by the forward-looking statements, and future results could differ materially from historical performance. Epoch undertakes no obligation to revise the forward-looking statements contained in this Form 10-K to reflect events after the date of this Form 10-K.

Risks Related to Our Business

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

Although the Company is confident the management and employees of EIP have experience, good reputations and good prospects in the asset management business, and the Company is permitted under applicable rules promulgated by the SEC to report such experience and reputations to prospective clients, the acquisition of clients and generation of revenue cannot be assured. The Company could lose clients and suffer a decline in the Company's asset management and advisory revenue and earnings if the investments the Company chooses in the Company's asset management business perform poorly, regardless of overall trends in the prices of securities.

Investment performance affects the Company's AUM relating to existing clients and is one of the most important factors in retaining clients and competing for new asset management business. Poor investment performance could impair the Company's revenue and growth because:

. existing clients might withdraw funds from the Company's asset management business in favor of better performing products, which would result in lower investment advisory fees;

. third-party financial intermediaries, advisers or consultants may rate the Company's products poorly, which may result in client withdrawals and reduced asset flows from these third parties or their clients, or

. firms with which the Company has strategic alliances may terminate such relationships with the Company, and future strategic alliances may be unavailable.

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

Future success will depend to a significant extent upon the services and efforts of the Company's executive officers, particularly William W. Priest, our Chief Executive Officer and Chief Investment Officer, Timothy T. Taussig, our President and Chief Operating Officer, and Executive Vice Presidents, J. Philip Clark and David N. Pearl. These executives are responsible for determining the strategic direction of our business, and are integral to our brand and our reputation. There are no employment agreements with any key employees, including Mr. Priest. However, pursuant to certain agreements pertinent to the business combination with EIP, shares of common stock held by Mr. Priest and Messrs. Taussig, Clark, and Pearl are subject to vesting and forfeiture provisions as well as transfer and sale restrictions. The loss of the services of one or more these key employees, or failure to attract, retain and motivate qualified personnel could negatively impact the business, financial condition, results of operations and future prospects. As with other asset management businesses, future performance depends to a significant degree upon the continued contributions of certain officers, portfolio managers and other key marketing, client service and management personnel. There is substantial competition for these types of skilled personnel.

The Company is effectively controlled by William W. Priest, the Company's Chief Executive Officer.

For at least three years following the June 2, 2004 business combination, William W. Priest has the right to set the number of directors on the Company's Board of Directors (the "Board") at seven, as done in August of 2006, and to designate four people for appointment to the Board, provided such designees meet the criteria established by our Nominating/Corporate Governance Committee. Moreover, Mr. Priest will have the right to remove and/or replace any of these directors at any time. As a result, Mr. Priest will control the Board and, therefore, its business policies and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of common stock or other securities of the Company, and the declaration and payment of dividends on the common stock.

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

. causing the value of the Company's AUM to decrease, which would result in lower investment advisory fees, and/or

. causing some of the Company's clients to withdraw funds from the Company's asset management business in favor of investments they perceive as offering greater opportunity or lower risk, which also would result in lower investment advisory fees.

If the Company's revenue declines without a commensurate reduction in the Company's expenses, the Company's net income will be reduced.

In particular, a considerable portion of AUM is expected to be invested in equity securities of companies with market capitalizations between $200 million and $10 billion, often characterized as small or mid-sized companies. As a consequence, the Company is susceptible to the volatility associated with changes in the market for stocks that fall within this capitalization range.

The Company's investment style in the asset management business may underperform other investment approaches, which may result in significant client or asset departures or a reduction in AUM.

Even when securities prices are rising, performance can be affected by investment style. Many of the equity investment strategies in the Company's asset management business share a common investment orientation towards fundamental security selection. The Company believes this style tends to outperform the market in some market environments and underperform it in others. In particular, a prolonged "growth" environment (i.e., a prolonged period whereby growth stocks outperform value stocks) may cause the Company's investment strategy to go out of favor with some clients, consultants or third-party intermediaries. In combination with poor performance relative to peers, any changes in personnel, extensive periods in particular market environments, or other difficulties, may result in significant client or asset departures or a reduction in AUM.

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

The Company's investment advisory contracts are generally cancellable upon very short notice. Institutional and individual clients, and firms with which the Company has strategic alliances, can terminate their relationship with the Company, reduce the aggregate amount of AUM or shift their funds to other types of accounts with different rate structures for a number of reasons - including investment performance, changes in prevailing interest rates and financial market performance. Poor performance relative to other investment management firms may result in decreased inflows into the Company's investment products, increased withdrawals from the Company's investment products, and the loss of institutional or individual accounts or strategic alliances. In addition, the ability to terminate relationships may allow clients to renegotiate for lower fees paid for asset management services.

In addition, in the U.S., as required by the Investment Advisers Act, each of the Company's investment advisory contracts with the mutual funds the Company advises or sub-advises automatically terminates upon its "assignment", or transfer of the Company's responsibility for fund management. Each of the Company's other investment advisory contracts subject to the provisions of the Investment Advisers Act, as required by this act, provides that the contract may not be "assigned" without the consent of the customer. A sale of a sufficiently large block of shares of the Company's voting securities or other transactions could be deemed an "assignment" in certain circumstances. An assignment, actual or constructive, will trigger these termination provisions and could adversely affect the Company's ability to continue managing these client accounts.

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

There may not be a consistent pattern in the Company's financial results from period to period, which may make it difficult for the Company to achieve steady earnings growth on a quarterly basis and may cause the price of the Company's common stock and, similarly, the Company's equity security units, to decline.

The Company may experience significant fluctuations in revenue and profits. The Company's revenue is particularly sensitive to fluctuations in the Company's AUM. Asset management fees are often based on AUM as of the end of a quarter or month. As a result, a reduction in assets at the end of a quarter or month (as a result of market depreciation, withdrawals or otherwise) will result in a decrease in management fees. As a result of quarterly fluctuations, it may be difficult for the Company to achieve steady earnings growth on a quarterly basis, which could lead to large adverse movements in the price of the Company's common stock or increased volatility in the Company's stock price and, in turn, cause the value of the Company's equity security units to decline.

Access to clients through intermediaries is important to the Company's asset management business, and reductions in referrals from such intermediaries or poor reviews of the Company's products or the Company's organization by such intermediaries could materially reduce the Company's revenue and impair the Company's ability to attract new clients.

The Company's ability to market its services relies, in part, on receiving mandates from the client base of national and regional securities firms, banks, insurance companies, defined contribution plan administrators, investment consultants and other intermediaries. To an increasing extent, the Company's business uses referrals from accountants, lawyers, financial planners and other professional advisers. The inability to have this access could materially adversely affect the Company's business. In addition, many of these intermediaries review and evaluate the Company's products and the Company's organization. Poor reviews or evaluations of either the particular products or of the Company may result in client withdrawals or an inability to attract new assets through such intermediaries.

The Company derives a substantial percentage of its revenues from two significant clients.

CI and Genworth accounted for approximately 22% and 20%, respectively, of revenues for FY 2006 and 23% and 25%, respectively, of revenues for the quarter ended June 30, 2006. A loss of either one of these clients could negatively impact results of operations and liquidity of the Company.

Employee misconduct could harm the Company by impairing the Company's ability to attract and retain clients and subjecting the Company to significant legal liability and reputational harm, and this type of misconduct is difficult to detect and deter.

Recently, there have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry, and the Company runs the risk that employee misconduct could occur in the Company's business, as well. For example, misconduct by employees could involve the improper use or disclosure of confidential information, which could result in regulatory sanctions and serious reputational or financial harm. In the Company's business, the Company has discretion to trade client assets on the client's behalf and must do so acting in the best interest of the client. As a result, the Company is subject to a number of obligations and standards, and the violation of those obligations or standards may adversely affect the Company's clients and the Company. The Company has adopted and implemented a number of insider trading, code of ethics, and other related policies and procedures to address such obligations and standards. It is not always possible to deter employee misconduct, and the precautions the Company takes to detect and prevent this activity may not be effective in all cases.

The Company may pursue acquisitions or joint ventures that could present unforeseen integration obstacles or costs and could dilute the stock ownership of the Company's stockholders and holders of the Company's equity securities.

As part of the Company's long-term business strategy, the Company may pursue joint ventures and other transactions aimed at expanding the geography and scope of the Company's operations. The Company expects to explore partnership opportunities that the Company believes to be attractive. While the Company is not currently in negotiations with respect to material acquisitions or joint ventures, the Company routinely assesses its strategic position and may in the future seek acquisitions or other transactions to further enhance the Company's competitive position. If the Company is not correct when it assesses the value, strengths and weaknesses, liabilities and potential profitability of acquisition candidates or is not successful in integrating the operations of the acquired business, the success of the combined business could be compromised.

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

Although most portfolios are in U.S. dollar base currency,  certain client portfolios are invested in securities denominated in foreign currencies. Foreign currency fluctuations can adversely impact investment performance for a client's portfolio. Accordingly, foreign currency fluctuations may affect the levels of the Company's AUM. As the Company's AUM includes assets that are denominated in currencies other than U.S. dollars, an increase in the value of the U.S. dollar relative to those non-U.S. currencies may result in a decrease in the dollar value of the Company's AUM, which, in turn, would result in lower U.S. dollar denominated revenue in the Company's business. Additionally, while this risk may be limited by foreign currency hedging, some risks cannot be hedged and there is no guarantee that the Company's hedging activity will be successful. Poor performance may result in decreased AUM, stemming from withdrawal of client assets or a decrease in new assets being raised in the relevant product.

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

Risks Related to Our Industry

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

Any event affecting the asset management industry that results in a general decrease in AUM or a significant general decline in the number of advisory clients or accounts could negatively impact revenues. Future growth and success depends, in part, upon the growth of the asset management industry.

The financial services industry faces substantial litigation and regulatory risks, and the Company may face damage to the Company's professional reputation and legal liability if the Company's services are not regarded as satisfactory or for other reasons.

As a financial services firm, the Company depends, to a large extent, on the Company's relationships with the Company's clients and the Company's reputation for integrity and high-caliber professional services to attract and retain clients. As a result, if a client is not satisfied with the Company's services, such dissatisfaction may be more damaging to the Company's business than to other types of businesses.

In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against financial advisers has been increasing. In the Company's business, the Company makes investment decisions on behalf of the Company's clients which could result in substantial losses. This may subject the Company to the risk of legal liabilities or actions alleging negligent misconduct, breach of fiduciary duty or breach of contract. These risks often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. The Company's engagements typically include broad indemnities from the Company's clients and provisions designed to limit the Company's exposure to legal claims relating to the Company's services, but these provisions may not protect the Company or may not be adhered to in all cases. The Company also may be subject to claims arising from disputes with employees for alleged discrimination or harassment, among other things. These risks often may be difficult to assess or quantify, and their existence and magnitude often remain unknown for substantial periods of time. As a result, the Company may incur significant legal expenses in defending against litigation. Substantial legal liability or significant regulatory action against the Company could materially adversely affect the Company's business, financial condition or results of operations or cause significant reputational harm to the Company, which could seriously harm the Company's business.

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

The financial services industry is subject to extensive regulation. The Company is subject to regulation by governmental and self-regulatory organizations in the jurisdictions in which the Company operates around the world. Many of these regulators, including U.S. and non-U.S. government agencies and self-regulatory organizations, as well as state securities commissions in the U.S., are empowered to conduct administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of an investment adviser. The requirements imposed by the Company's regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with the Company and are not designed to protect the Company's stockholders. Consequently, these regulations often serve to limit the Company's activities, including through net capital, customer protection and market conduct requirements.

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

In particular, for asset management businesses in general, there have been a number of highly publicized regulatory inquiries that focus on the mutual funds industry. These inquiries already have resulted in increased scrutiny in the industry and new rules and regulations for mutual funds and their investment managers. This regulatory scrutiny, along with rulemaking initiatives may result in an increase in operational and compliance costs or the assessment of significant fines or penalties against the Company and may otherwise limit the Company's ability to engage in certain activities.

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

Specific regulatory changes also may have a direct impact on the revenue of the Company's asset management business. In addition to regulatory scrutiny and potential fines and sanctions, regulators continue to examine different aspects of the asset management industry. Other proposed rules that are currently under consideration include potential limitations on investment activities in which an adviser may engage, such as hedge funds and mutual funds, increased disclosure of adviser and fund activities, and changes in compensation for mutual fund sales. These regulatory changes and other proposed or potential changes may result in a reduction of revenue associated with these activities.

ITEM 2.	PROPERTIES

The Company leases all office space. Our principal offices consist of the following properties:

		Approximate
Location	Lease Expiration	Square Feet

640 Fifth Avenue, New York, NY (1)	September 2015	10,000

15303 Ventura Boulevard, Sherman Oaks, CA	Annually	300

(1)	Our principal executive office

The Company did not renew an office lease in Dallas, Texas, which expired in March of 2006. All accounting, administrative support and corporate affairs which were being conducted in this location were brought to our New York office in March 2006.

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

The Company believes the facilities it presently occupies are adequate for the purposes for which they are currently used and are well maintained. We are evaluating our future space capacity in relation to our projected staffing levels, and anticipate obtaining additional space during the fiscal year 2007.

Additional information about our occupancy costs, including commitments under non-cancellable leases, is in Note 12 of the "Notes to Consolidated Financial Statements” included in this Form 10-K under Item 8.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, the Company or its subsidiaries may become parties to claims, legal actions and complaints arising in the ordinary course of business. Management is not aware of any claims which would have a material adverse effect on its consolidated financial position.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of any of the Company’s security holders, through the solicitation of proxies or otherwise, during the fourth quarter of our fiscal year ended June 30, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURHCASES OF EQUITY SECURITIES

Effective October 4, 2005, the Company's common stock began trading on the NASDAQ Capital Market under the trading symbol “EPHC.” Prior to that date the Company’s common stock was quoted on the NASDAQ OTCBB under the same trading symbol. The following table sets forth the high and low closing prices during each fiscal quarter for the past two years as well as the closing price at the end of each fiscal quarter presented.

	1Q '05	2Q '05	3Q '05	4Q '05	1Q '06	2Q '06	3Q '06	4Q '06
High closing price	$3.10	$4.90	$5.00	$4.74	$5.35	$6.75	$5.80	$5.08
Low closing price	$2.15	$2.50	$4.25	$4.10	$4.12	$4.80	$4.69	$3.68
Quarter closing price	$2.65	$4.90	$4.75	$4.30	$5.00	$6.00	$4.80	$5.08

As of September 22, 2006 there were 1,110 holders of record of the Company's common stock.

Dividends

No cash dividends were paid during the fiscal years ended June 30, 2006 and 2005, respectively. The declaration of dividends is within the discretion of the Company’s board of directors. Our board of directors will take into account such matters as general business conditions, the Company’s financial results, capital requirements, contractual, legal and regulatory restrictions. The Company does not anticipate declaring dividends in the immediate future.

Information relating to compensation plans under which equity securities of the Registrant are authorized for issuance is set forth in Part III, Item 12 of the Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected financial data of the Company. This data was derived from the Company’s consolidated financial statements and reflects the operations and financial position of the Company at the dates and periods indicated. Due to the reverse merger accounting treatment for the EIP business combination, the June 30, 2004 results of operations reflect the April 14, 2004 (the date on which EIP began conducting business operations) through June 30, 2004 operations for EIP and June 2, 2004 (the date of the business combination) through June 30, 2004 operations for J Net.

The following selected historical consolidated financial data should be read in conjunction with Part II, Item 7, ”Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

Selected Financial Data
(dollars in thousands)			Date of inception
			April 14, 2004
			through
	2006	2005	June 30, 2004
Consolidated Statements of Operations Data:
Revenues	$10,231	$4,307	$70
Expenses:
Employee related costs (excluding share-based compensation)	8,641	5,777	135
Share-based compensation	4,670	3,427	771
Other expenses	3,975	3,378	236
Total operating expenses	17,286	12,582	1,142
Operating loss from continuing operations	(7,055)	(8,275)	(1,072)
Other income	1,106	1,167	59
Provision for (benefit from) income taxes	(227)	-	-
Loss from continuing operations, net of taxes	(5,722)	(7,108)	(1,013)
Income from discontinued operations, net of $0 taxes	-	571	21
Net loss	$(5,722)	$(6,537)	$(992)
Consolidated Statements of Financial Condition Data:
Cash and cash equivalents	$7,845	$8,550	$10,801
Total assets	13,568	13,031	17,152
Accounts receivable	2,486	1,221	70
Long term borrowings	-	-	-
Total liabilities	4,713	3,454	4,465
Unearned share-based compensation	6,585	7,480	9,157
Total stockholders' equity	8,855	9,577	12,687
Common Share Data:
Basic and diluted loss per share from continuing operations	$(0.31)	$(0.39)	$(0.15)
Basic and diluted loss per share from discontinued operations	$-	$0.03	$-
Dividends declared per share	$-	$-	$-
Weighted average shares outstanding: basic and diluted (a)	18,724	18,025	6,718
Sales price per share:
High closing price	$6.75	$5.00	$3.00
Low closing price	$3.68	$2.15	$0.75
Other Financial Data:
Working Capital	$7,156	$7,578	$12,099
Current Ratio	3.05	4.35	3.96
Cash used in operations	(1,133)	(5,909)	(247)
Assets under management (AUM) by distribution channel:
Sub-advisory	$1,715	$922	$609
Institutional	1,245	233	28
High net worth	293	247	211
Total AUM	$3,253	$1,402	$848

 (a) 2004 weighted average shares outstanding are based on 1,000 shares from April 14, 2004 through June 1, 2004, representing issued and outstanding shares of Epoch up to the date of the merger. Beginning June 2, 2004, issued and outstanding shares were 17,834,737. Accordingly, the total weighted average shares outstanding from April 14, 2004 (date of inception) to June 30, 2004 was 6,717,602.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company provides investment advisory and investment management services to its clients. Its operating subsidiary, EIP, is a registered investment adviser under the Investment Advisers Act. Its business operations are to manage investment assets for retirement plans, mutual funds, endowments, foundations, and high net worth individuals. Revenues are generally derived as a percentage of AUM. Therefore, among other factors, revenues are dependent on (i) performance of financial markets, (ii) the ability to maintain existing clients, and (iii) changes in the composition of AUM. The management team is led by William W. Priest. Mr. Priest has over 40 years of experience in the investment advisory business. The overall investment philosophy is focused on achieving a superior risk-adjusted return by investing in companies which are undervalued relative to the investment team's fair value determinations. Security selection and portfolio construction are designed to protect capital in declining markets while participating in rising markets.

The Company uses a fiscal year which ends on June 30. The June 2, 2004 business combination between J Net and EIP was treated as a reverse merger for accounting purposes. Due to the reverse merger accounting treatment, the June 30, 2004 results of operations reflect the April 14, 2004 (the date on which EIP began conducting business operations) through June 30, 2004 operations for EIP and June 2, 2004 (the date of the business combination) through June 30, 2004 operations for J Net.

Management’s Discussion and Analysis is primarily based upon fiscal years ended June 30, 2006 and 2005, the Company’s first two full years of operations. Fiscal year 2004 is included in the presentation, but is not meaningful for comparative purposes, as operations reflect a partial year.

Financial Highlights

The Company achieved positive operating leverage for fiscal year 2006, which is defined as the total revenue growth rate that exceeds the rate of growth of expenses. Total operating revenue increased by 138% from $4.3 million to $10.2 million, while total operating expenses increased by 37%. The main driver of this positive trend was the significant increase in AUM. The Company finished fiscal year 2006 with AUM of $3.253 billion, an increase of 132% from $1.402 billion at the fiscal year end 2005.

For fiscal year ended June 30, 2006, the Company recorded a net loss from continuing operations of $5.7 million, an improvement of $1.4 million, or 19%, from a net loss from continuing operations of $7.1 million for the same period a year ago. Basic and diluted loss per share from continuing operations was $.31 per share in fiscal year 2006, an improvement of 21% from $.39 in fiscal year 2005.

Results of Operations

General

The fiscal years ended June 30, 2006 and 2005 represent the first two full years of operations of the Company. In FY 2004, results of operations represented the start-up period, which began on April 14, 2004 and ended on June 30, 2004. Since FY 2004 results of operations reflect only a partial year, comparisons to FY 2004 are not meaningful. Accordingly, the discussion of results of operations will focus on the FY 2006 and FY 2005 comparison as well as significant accomplishments during the Company's first two full years of operations. The summarized results of operations for FY 2006, FY 2005, and FY 2004 are presented below (dollars in thousands):

			Date of inception
			April 14, 2004
			through
	2006	2005	June 30, 2004
Consolidated Statements of Operations Data:
Revenues	$10,231	$4,307	$70
Expenses:
Employee related costs (excluding share-based compensation)	8,641	5,777	135
Share-based compensation	4,670	3,427	771
Other expenses	3,975	3,378	236
Total operating expenses	17,286	12,582	1,142
Operating loss from continuing operations	(7,055)	(8,275)	(1,072)
Other income (expense)	1,106	1,167	59
Provision for (benefit from) income taxes	(227)	-	-
Loss from continuing operations, net of taxes	(5,722)	(7,108)	(1,013)
Income from discontinued operations, net of $0 taxes	-	571	21
Net loss	$(5,722)	$(6,537)	$(992)

Basic and diluted loss per share from continuing operations	$(0.31)	$(0.39)	$(0.15)

Operating Metrics:
Total AUM	$3,253	$1,402	$848

Assets Under Management

AUM as of June 30, 2006 were $3.253 billion compared with AUM of $1.402 billion and $848 million at June 30, 2005 and 2004, respectively. A summary of AUM by distribution channel at each fiscal year end follows (dollars in millions):

	For Fiscal Years Ended June 30,
	2006		2005		2004
		Percentage		Percentage
	Amount	Change	Amount	Change	Amount

Sub-advisory	$1,715	86%	$922	51%	$609
Institutional	1,245	434%	233	732%	28
High net worth	293	19%	247	17%	211

	$3,253	132%	$1,402	65%	$848

The charts presented on the following page depict the fiscal year end composition of AUM by distribution channel, as a percentage of total AUM for FY 2006, FY 2005, and FY 2004, respectively:

FY 2006 versus FY 2005

Revenues

Total revenues from investment advisory and management services for the fiscal year ended June 30, 2006 were $10.2 million, an increase of $5.9 million or 138% from $4.3 million for the fiscal year ended June 30, 2005. This increase was attributable to new business from existing and new customers, and higher equity market valuations.

A significant percentage of revenues in FY 2006 were derived from two clients, CI and Genworth. CI represented 22% of FY 2006 total revenues while Genworth, through its investments in the Epoch International Small Cap Fund (“EPIEX”) and the Epoch Global Equity Shareholder Yield Fund (“EPSYX”), as well as separate account mandates, represented approximately 20%.

Assets under management more than doubled by fiscal year end 2006, increasing 132% to $3.2 billion. Institutional business increased by more than five-fold, or $1.0 billion during fiscal year 2006, making up more than half of the annual AUM increase. Several products experienced double digit increases, with the Epoch International Small Cap Fund (“EPIEX”) increasing by more than 37% over the past fiscal year. Investment advisory and  management revenues are expected to increase in the first quarter of fiscal year 2007 based upon the nearly $750 million increase in AUM during the fourth quarter of fiscal year 2006.

Employee related costs (excluding share-based compensation)

Employee related costs include salaries, benefits, payroll taxes, bonuses and commission expenses. For the fiscal year ended June 30, 2006, these expenses were $8.6 million, an increase of $2.9 million or 50% from $5.8 million for the fiscal year ended June 30, 2005. Increased employee headcount to support the growth and expansion of the business was the primary reason for this increase. Employee headcount increased to 38 full-time employees at the end of FY 2006, from 28 full-time employees at the end of FY 2005. These expenses for the fiscal year ended June 30, 2006 include $3.9 million of performance and guaranteed bonuses and sales commissions as compared to $2.0 million for the fiscal year ended June 30, 2005. We expect the level of overall employee related costs to increase in future periods due to changes in staffing levels to support the growth and expansion of our business.

The Company has obligations to pay either bonuses or advances on future sales commissions in FY 2007 totaling approximately $1.2 million.

Share-based compensation

The Company believes that share-based compensation promotes unity in the workplace and a common objective with shareholders. Employee share-based compensation expense is recognized ratably over the three-year vesting period of those awards, in accordance with the underlying vesting provisions.

For the fiscal year ended June 30, 2006, share-based compensation was $4.7 million, an increase of $1.3 million or 36% from $3.4 million for the fiscal year ended June 30, 2005. As noted above, increased employee headcount was the primary reason for this increase.

In the fiscal year ended June 30, 2006, 838,905 shares of restricted stock were issued to employees. A total of 105,294 shares of the awards, or approximately 12.5% of the shares issued, were immediately vested. The remaining 87.5% of the shares vest over the subsequent three years. Approximately 26,533 shares were forfeited by terminated employees in the fiscal year ended June 30, 2006.

During the fiscal year ended June 30, 2006, no stock awards were granted to directors of the Company. However, approximately 128,316 shares were granted to directors of the Company during the fiscal year ended June 30, 2005 for FY 2005 services and in advance of FY 2006 services. These 128,316 directors' shares are subject to a three-year vesting period and vest one-third each year, or immediately in the event of death or disability. The related share-based compensation expense is recognized ratably over the three-year vesting period of those awards, in accordance with the underlying vesting provisions.

Subsequent to June 30, 2006, 66,228 shares were issued to directors in advance of FY 2007 services. These shares vest fully in one year and the related share-based compensation expense will be recognized ratably over the one-year period. Prospectively, all future director share grants will vest fully over one year.

The amortization of the cost of the former EIP stockholders' restricted stock was $3.1 million in FY 2006. Assuming the remaining shares vest as contemplated, additional stock compensation of $3.1 million will occur in the fiscal year ended June 30, 2007. Due to its magnitude, the ability to achieve profitability is diminished until the amortization and vesting period on these shares expires at June 30, 2007.

General, administrative and occupancy

General, administrative and occupancy expenses consist primarily of office rentals, travel and entertainment, marketing, information technology expenses, utilities, insurance, and other office related expenses. For the fiscal year ended June 30, 2006, general, administrative and occupancy expenses were $2.6 million, up $.3 million or 11% from $2.3 million for the fiscal year ended June 30, 2005. Increased travel related expenses to support marketing and distribution efforts accounted for a significant portion of this increase. Occupancy costs also contributed to this increase as FY 2006 was the first full year in the Company’s new corporate headquarters.

Professional fees and services

Professional fees and services consist primarily of outside legal fees for SEC compliance and general corporate legal affairs, independent accountants' fees, and other professional services. For the fiscal year ended June 30, 2006, such fees were $1.0 million, an increase of $0.2 million or 24% from $0.8 million for the fiscal year ended June 30, 2005. Employee placement fees contributed to this increase for the fiscal year ended June 30, 2006, as several new staff positions were added. Legal fees partially offset this increase, decreasing by approximately $150 thousand. The prior year comparable period included incremental legal fees in conjunction with the Company’s first full year of operations. The Company expects to reduce its reliance on outside professionals as more full time staff positions are added. Nevertheless, certain third party costs in advertising and compliance with public company and investment advisory regulations will continue to be incurred. In addition, the Company expects to see an increase in professional fees in the upcoming fiscal year as it continues to implement the compliance requirements of Sarbanes-Oxley Section 404.

Depreciation and amortization

Depreciation and amortization increased to $0.3 million in the fiscal year ended June 30, 2006, an increase of $139 thousand or 69%, from $0.2 million in the fiscal year ended June 30, 2005. The increase in depreciation and amortization expense is primarily due to the impact of amortization of the costs of new leasehold improvements in connection with the Company’s move to its new headquarters in February 2005. Additionally, office re-configuration expenditures incurred during FY 2006 to accommodate new staffing levels will cause this expense to increase slightly in FY 2007.

Other income

For the fiscal year ended June 30, 2006, other income was $1.1 million, decreasing $61 thousand from FY 2005.

During FY 2005, “Other Income” included a $334 thousand gain from the collection of a previously, fully-reserved note receivable. Specifically, in FY 2005, the Company sold its Internet-based, e-commerce business and accepted a note with a face value of $534 thousand as part of the purchase price. The Company recorded the Note at its estimated fair value of approximately $200 thousand. Factors affecting the estimate were the non-marketable status of  the Note and certain risks in reaching cash flow targets for payment. On May 16, 2005, the Company collected the full $534 thousand. The receipt fully discharged the Note and required the Company to record a fourth quarter gain of $334 thousand.

During FY 2006, “Other Income” included gains of approximately $169 thousand from investments to which the Company had previously ascribed no value. Interest income during FY 2006 was higher than FY 2005 by approximately $100 thousand as a result of higher cash balances during the year.

Benefit from income taxes

The $227 thousand benefit from income taxes related to an Internal Revenue Service (“IRS”) refund received in April 2006 for an audit of the June 30, 2001 and June 30, 2002 periods. No refund or assessable interest amounts had been accrued at June 30, 2005 because the Company had not received a final accounting from the IRS. Management now considers this matter to be closed.

FY 2005 versus FY 2004

General

The fiscal year ended June 30, 2005 represents the first full year of operations of the Company. In FY 2004, results of operations represented the start-up period, which began on April 14, 2004 and ended on June 30, 2004. Since FY 2004 results of operations reflect only a partial year, comparisons of FY 2005 to FY 2004 are not meaningful. Accordingly, the discussion of results of operations will focus on significant accomplishments during FY 2005, the Company's first full year of operations.

Revenues

Revenues from investment advisory and investment management services were $4.3 million in FY 2005. As noted above, FY 2004 revenues, which were $70 thousand, are not comparable due to FY 2004 representing only a partial year. In fact, no revenues were earned in FY 2004 until June 18, 2004. As a result, FY 2004 revenues represented only twelve days of earnings.

A significant percentage of revenues in FY 2005 were derived from two clients, CI and Genworth. CI represented 36% of FY 2005 total revenues while Genworth represented approximately 8%.

Employee related costs (excluding share-based compensation)

For the fiscal year ended June 30, 2005, these expenses totaled $5.8 million. Total full-time employees increased to 28 at June 30, 2005 from 17 at June 30, 2004. These expenses for the fiscal year ended June 30, 2005 include $2.0 million of performance and guaranteed bonuses, and advances on sales commissions which were non-refundable but could be applied against future sales.

Share-based compensation

Share-based compensation was $3.4 million for the year ended June 30, 2005. During that year, 294,796 shares of restricted stock were issued to employees. A total of 36,850 shares of the awards, or approximately 12.5% of the shares issued, were immediately vested. The remaining 87.5% of the shares vest over the subsequent three years. There were no forfeitures in the fiscal year ended June 30, 2005.

Approximately 128,316 shares were granted to directors of the Company during the fiscal year ended June 30, 2005 for FY 2005 services and in advance of FY 2006 services. These 128,316 directors' shares are subject to a three-year vesting period and vest one-third each year, or immediately in the event of death or disability. The related share-based compensation expense is recognized ratably over the three-year vesting period of those awards, in accordance with the underlying vesting provisions.

General, administrative and occupancy expenses

The most significant component of these expenses, which totaled $2.3 million in FY 2005, included office rent of $1.0 million, insurance costs of $.1 million, travel and entertainment costs of $.5 million, computer applications and software-related maintenance costs of $.2 million, and office supplies and marketing materials of $.2 million.

Professional fees and services

For the fiscal year ended June 30, 2005, such fees were $.8 million. Significant components included in these expenses were legal and accounting fees of $.4 million, public relations costs of $.2 million, and $.2 million to various other service providers.

Depreciation and amortization

Depreciation and amortization expense was $.2 million for the fiscal year ended June 30, 2005 and consisted primarily of amortization of leasehold improvement costs and depreciation on purchased software.

Other income

Other income was $1.2 million in FY 2005. This included interest earned on cash and cash equivalents of $.2 million. The Company invests its excess cash in money market and other interest-bearing instruments which earn interest over a short period of time, typically 7 to 35 days. Management does not seek higher returns from investments in riskier, low-grade securities.

One of the Company's properties in New York, New York is subleased to an unrelated party. In FY 2005, rental receipts from the subtenant were $.6 million. The rental receipts more than offset base lease costs on the property.

Selected financial data - discontinued operations

The following is a summary of operating results of the discontinued operations (dollars in thousands):

Revenue	$293
Cost and expenses	(294)

Loss from discontinued operations, net of $0 income taxes	$(1)

Gain on sale of discontinued operations, net of $0 income taxes	$572

Income from discontinued operations, net of income taxes	$571

Discontinued operations

In September 2004, the Company completed the sale of its e-commerce software operations to the former management of that segment. Consideration to the Company came in the form of a 19.9% membership interest in the buyer's entity, the assumption by the buyer of liabilities of $466 thousand, and the issuance of a $534 thousand secured promissory note (the "Note") to the Company. The Note was due 5 years from the date of issuance, bore interest at 6.5% per annum and was secured by all of the assets that were purchased in the transaction. Payments of principal on the Note were to be made at a rate of 50% of the annual cash flows from operations, as defined in the agreement, in excess of $300 thousand. The Company recorded the Note at its estimated fair value of approximately $200 thousand. Factors affecting the estimate were the non-marketable status of the Note and certain risks in reaching cash flow targets for payment. On May 16, 2005 the Company collected the full $534 thousand. The receipt fully discharged the Note and required the Company to record a fourth quarter gain of $334 thousand. Such gain is included in “Gain from collection of notes and other settlements” in the “Other Income” section in the Statement of Operations. This accounting treatment is consistent with the SEC's Staff Accounting Bulletin No. 93 which states the gains and losses associated with assets received in consideration for discontinued operations should be reported within continuing operations.

Capital Resources and Liquidity

A summary of cash flow data for the fiscal years ended June 30, is as follows (in thousands):

			April 14, 2004
			to
	2006	2005	June 30, 2004
Cash flows (used in) provided by:
Operating activities	$(1,133)	$(5,909)	$(247)
Investing activities	98	3,658	10,948
Financing activities	330	-	100

Net (decrease) increase in cash and cash equivalents	(705)	(2,251)	10,801
Cash and cash equivalents at beginning of year	8,550	10,801	-

Cash and cash equivalents at end of year	$7,845	$8,550	$10,801

For the fiscal years shown above, the use of cash flows from operations is primarily due to the process of establishing and expanding the business during the Company’s first two years of operations.

2006 Cash Flows:

For the fiscal year ended June 30, 2006, net cash used in operating activities was $1.1 million, a decrease of $4.8 million. The decrease in cash utilization stems from improved operating results coupled with the fact that the fiscal year ended June 30, 2005 included expenditures of $1.4 million related to payment of income taxes and interest for earlier year tax audits of J Net.

Despite the occurrence of operating losses in the fiscal year ended June 30, 2006, management believes the existing cash and cash equivalents are adequate to provide the necessary resources to meets its operating needs for the foreseeable future as well as to implement its growth objectives. The Company, from time to time, may also consider pursuing opportunities to raise additional capital to expand its market base and support its growth objectives.

The Company’s business does not require it to maintain significant capital balances. The Company’s current financial condition is highly liquid, with cash and cash equivalents comprising approximately 58% of its assets.

Sources of funds for the Company's operations are primarily derived from investment advisory and investment management fees and interest on the Company's cash and cash equivalents. As of June 30, 2006, the Company had $7.8 million of cash and cash equivalents and $2.5 million of accounts receivable to fund its business growth strategy.

2005 Cash Flows:

Cash used in operations during FY 2005 was $5.9 million. The total amount included nonrecurring payments of $0.8 million in conjunction with the June 2004 business combination with EIP and a $1.4 million payment to the Internal Revenue Service to settle earlier year tax audits of J Net. Excluding these non-recurring payments, cash used in operations was $3.7 million.

Property and equipment expenditures in FY 2005 of approximately $2.0 million consisted primarily of leasehold improvements for the build-out of the Company’s new corporate office in New York.

Working Capital:

The Company’s working capital for the past two years is set forth in the table below:

	June 30,		Increase	Percent
	2006	2005	(decrease)	Change
	(dollars in thousands)

Current Assets	$10,647	$9,840	$807	8.2%
Current Liabilities	3,491	2,262	1,229	54.3%

Working Capital	$7,156	$7,578	$(422)	(5.6%)

Current Ratio	3.05	4.35	(1.30)	(29.9%)

Current assets at June 30, 2006 increased $807 thousand, primarily as a result of an increase in accounts receivable, corresponding with increases in revenue during the year.

Current liabilities at June 30, 2006 increased $1.2 million, primarily as a result of an increase in accrued compensation, due to higher staffing levels in FY 2006. Increases in accounts payable and accrued liabilities from employee placement fees, travel related expenses, and consultant fees were additional reasons for the increase in current liabilities.

Contractual Obligations

The Company's primary headquarters and operations are located in New York, New York. Business is conducted at a location with approximately 10,000 square feet under a long-term lease that expires in September 2015.

The Company is also the primary party to another lease in New York, New York which expires in December 2010. This property is subleased to an unrelated third party. While the Company remains responsible for obligations under the lease, the sublease income, net of profit sharing with the landlord, more than offsets the Company's obligations under this lease. The subtenant has performed its obligations under the sublease agreement and the Company is not aware of any credit issues with the subtenant. As of June 30, 2006, the remaining future minimum payments under this lease total $2.1 million. Future minimum receipts from the subtenant, net of profit sharing with the landlord, total $2.5 million as of June 30, 2006.

The Company also has an office lease in Sherman Oaks, California with an annual option to renew. The obligations under this lease are minimal. The Company also had leased space in Dallas, Texas until March 31, 2006. All accounting, administrative support and corporate affairs which were being conducted at that location were relocated to our New York office in March 2006.

There are no employment contracts with any officers or employees of the Company. The Company is obligated to enter into an employment agreement with its Chief Executive Officer prior to June 2, 2007, the third anniversary of the business combination with EIP. Terms of the contract are to be customary for Chief Executive Officers of peer group companies and must be reviewed and approved by the Company's Compensation Committee.

Summary of Contractual Obligations

The following table summarizes all contractual obligations, including the aforementioned office leases (dollars in thousands).

	Payments Due In
	Fiscal Years Ended June 30,
		2008 -	2010 -	2012 and
	2007	2009	2011	thereafter	Total

Primary New York operations	$665	$1,333	$1,369	$3,047	$6,414
Subleased New York lease	481	961	641	-	2,083
Other office locations	32	-	-	-	32
Other operating leases	31	30	11	-	72

Total obligations	1,209	2,324	2,021	3,047	8,601

Sub-lease income	(560)	(1,148)	(765)	-	(2,473)

Net obligations	$649	$1,176	$1,256	$3,047	$6,128

Off-Balance Sheet Arrangements

As of June 30, 2006, the Company had no off-balance sheet arrangements.

Subsequent Event

During FY 2000, J Net, the predecessor company to Epoch, made a $4 million investment in eStara, Inc. ("eStara"), a technology-related company which provides conversion and tracking solutions to enhance on-line sales. This investment comprised 373,376 shares of Series C-1 and 553,893 shares of Series C-2, respectively, 8% cumulative convertible redeemable preferred stock. As there was no readily available market and the investment represented less than a 20% interest in eStara, the securities were valued at the Company’s initial cost. During FY 2001 and FY 2002, the carrying value of this investment was deemed to be impaired by J Net’s management and written down. During FY 2003, J Net’s management concluded its ability to recover its investment was remote and wrote off the remaining carrying value. Accordingly, this investment had no carrying value at June 30, 2006. Additionally, no dividends had been paid through June 30, 2006.

On September 19, 2006, eStara and Art Technology Group, Inc. (NASDAQ ticker symbol “ARTG”) announced the signing of a definitive agreement for ARTG to acquire eStara in a stock and cash merger transaction. The closing of the transaction is subject to customary closing conditions, including the approval of eStara’s stockholders, and is expected to occur during the second quarter of Epoch’s FY 2007.

Under the terms of the agreement, ARTG will acquire all of the outstanding common stock, preferred stock, and vested and unvested stock options of eStara for approximately 15.3 million shares of ARTG common stock, $2.0 million in cash, and up to an additional $6.0 million in earn-out potential.

As a result of the above-mentioned merger, the Company, as holder of the preferred stock of eStara, will be entitled to an amount per share equal to the original issue price, plus the amount of any unpaid cumulative dividends, along with its approximately 5% proportionate share of remaining merger consideration. Accordingly, the Company will receive approximately 2,458,000 common shares of ARTG as well as $321 thousand in cash. Additional lesser amounts, up to $150 thousand, may also be realized subsequently, pursuant to the earn-out provisions of the merger. These shares are subject to a lock up period. None of these shares can be sold during the first three months after the closing of the transaction. After this period, up to 1/12 of the shares are available for sale each month for the subsequent twelve months.

The above merger transaction, if approved by eStara’s stockholders, will have a material impact on the Company's financial position,  shareholders' equity, and results of operations during FY 2007.

Critical Accounting Policies

General
The policies outlined below are critical to the Company's operations and the understanding of the results of operations. The impact of these policies on operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect the reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, refer to Note 2 in the Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-K. Note that preparation of this Annual Report on Form 10-K requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

The June 2, 2004 business combination with EIP, pursuant to generally accepted accounting principles in the United States of America, was treated as a reverse acquisition. In a reverse acquisition, the "legally acquired" company (EIP) becomes the surviving reporting entity. EIP began conducting business operations in April 2004. Due to the fact that FY 2006 and 2005 represent the first two full years of operations, comparisons to FY 2004 are not meaningful since FY 2004 reflects only the start-up period for EIP of April 2004 through June 2004.

Revenue recognition
Investment advisory and management fees are generally recognized as services are provided pursuant to specific terms contained in advisory or sub-advisory contracts between EIP and its clients. Such contracts generally call for revenue to be determined as a percentage of assets under management AUM. Generally, fees are billed on a quarterly basis, in arrears, based on the account’s net asset value at the end of a quarter. Advance payments, if received, are deferred and recognized during the periods for which services are provided.

The Company performs services for mutual funds under advisory and sub-advisory contracts. Fees for these contracts are calculated based upon the daily net asset values of the respective fund. Generally, advisory payments from the mutual funds are received monthly, while sub-advisory payments are received quarterly.

The Company also has certain contracts which contain "incentive clauses" which allow the Company to collect additional fees in the event that investment returns meet or exceed targeted amounts specified in the contracts. Revenues for these incentives are recognized only when such performance targets are met or exceeded at the end of the contract year, typically at the end of each calendar year. Due to the inability to forecast financial markets, no revenues are recognized until the contract year ends, even when investment returns are exceeding the contractual targets within such contract year.

Investments in technology-related businesses
The Company holds minority investments in a few privately held, active technology-related companies. Ownership in these companies ranges from less than 1% to 19.9%. As of June 30, 2006, the Company also held investments in several inactive technology-related companies. The Company uses the cost method to account for the above investments. Only one such investment, Tellme Networks, Inc., had any value ascribed to it at June 30, 2006.

It is the policy of the Company to evaluate its investments in technology- related businesses for possible impairment on an annual basis, or earlier if an indicator of impairment arises. Management uses a number of different criteria when evaluating an asset for possible impairment. Indicators such as significant decreases in the investee’s book value, cash flows which cannot be resolved or improved within a reasonable amount of time, sustained operating losses, adverse changes in the business climate, legal matters, losses of significant customers, and new technologies which could accelerate obsolescence of business products are used by management when making its evaluations.

There are no plans to make additional investments in technology-related businesses. Furthermore, the Company intends to divest its existing investments in technology-related companies in the foreseeable future. The Company may realize proceeds from divestitures of investments whose carrying value had previously been written down to zero. The amount of proceeds is not readily determinable and may be material to the Company’s financial position, results of operations, and cash flows. See previous “Subsequent Event” discussion.

Share-based compensation
Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Compensation (“SFAS 123R”), which requires employee and qualifying director share-based payments to be accounted for using the fair value method. The fair value of the Company’s restricted stock awards is based on the closing price of the Company’s common stock at the grant date. Share-based compensation costs related to equity instruments are charged against income ratably over the fixed vesting period for the related equity instruments, with the initial charge generally recorded in the first full month following the grant. The Company’s accounting treatment of restricted stock awards under SFAS 123R is consistent with that of the Company’s previous policies under Accounting Principles Board (“APB”)  Opinion No. 25, Accounting for Stock Issued to Employees and the pro forma disclosures required in accordance with SFAS 123, Accounting for Stock-Based Compensation. The adoption of this standard did not have a material effect on the Company’s financial statements.

Under the modified prospective method transition of SFAS 123R, compensation costs related to any non-vested portion of stock option awards outstanding at the adoption date are based on the grant date fair value of those awards. Since all stock options previously granted under the Company’s plan that expired on September 30, 2002 were fully vested prior to June 30, 2004, there are no deferred compensation costs resulting from stock options to be accounted for on a prospective basis. There were no further stock options issued for all years presented.

Provision for (benefit from) income taxes
Management’s judgment is required in developing the Company’s provision for (benefit from) income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against net deferred tax assets. The Company's ability to utilize accumulated net operating losses (“NOLs”) to their full extent prior to their expiration cannot be reasonably assured. Until profitability can be achieved, and utilization of NOLs can be more definitive, the Company has provided a full valuation allowance on its accumulated NOLs and temporary differences for all years presented. The $227 thousand tax benefit in the Statement of Operations for FY 2006 represents an IRS refund. See Note 11 in the consolidated financial statements for further details.

Discontinued Operations
Prior to the business combination with EIP, the Company conducted operations in the Internet-based, e-commerce industry. Upon consummation of the business combination, the Company formalized a plan to divest this line of business, which was conducted through IW Holdings, Inc. ("IWH"), a wholly owned subsidiary of the Company. As a result, the IWH financial information is being reported as discontinued operations. Management completed the sale of the assets of IWH in September 2004.

Recently issued accounting standards
On June 7, 2005, the Financial Accounting Standards Board issued SFAS No. 154, Accounting Changes and Error Corrections ("SFAS No. 154"), replacing APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 alters the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. The Company does not believe the adoption of SFAS No. 154 will have a material effect on its consolidated financial position, results of operations or cash flows as it is not contemplating any voluntary accounting changes.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investment advisory and management fees

The Company’s exposure to market risk is directly related to its role as an investment adviser for the mutual funds and separate accounts the Company manages. The revenues earned under these agreements are typically based on the market value of AUM. AUM can be affected by changes in interest rates, fluctuations in financial markets, and fluctuations in foreign currency. Accordingly, a decline in the prices of securities may cause the Company’s revenue to decline by:

-	causing the value of AUM to decrease, which would result in lower investment advisory and management fees.

-
causing the Company’s clients to withdraw funds in favor of investments that they perceive as offering greater reward or lower risk, which would also result in lower investment advisory and management fees.

Cash and cash equivalents

Cash and cash equivalents, including instruments which earn interest over short periods of time (7-35 days), are exposed to market risk due to changes in interest rates, which impacts interest income. The Company maintains its cash in institutions which have superior credit ratings and it consistently monitors the quality of the institution where its cash is deposited.

Presently, the Company neither participates in hedging activities nor does it have any derivative financial instruments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary financial information required by this Item, included in this Report in Item 15 (a) (1) (2), beginning on page F-1, are listed in the Index to Financial Statements appearing on page F-1 and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer (the "CEO"), the Chief Operating Officer ("COO") and the Chief Financial Officer ("CFO"), of the effectiveness and design of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), used to prepare consolidated financial statements. Based on that evaluation, the CEO, COO and CFO have concluded the disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports filed or to be filed with the SEC are adequate and are operating in an effective manner.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation.

The Company is not currently an accelerated filer and is not currently subject to the Internal Control reporting requirements under Section 404 of the Sarbanes-Oxley Act until the fiscal year ending June 30, 2008. The Company expects to be in full compliance with Section 404, as required.

ITEM 9B.	OTHER INFORMATION

Not applicable.

 PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.	EXECUTIVE COMPENSATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by items 10, 11, 12, 13 and 14 are incorporated by reference from the 2006 Proxy Statement to be filed with the SEC within 120 days of the end of the fiscal year covered by this report.

 PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) and (2) Consolidated Financial Statements and Schedules

For a list of the consolidated financial statements and consolidated financial statement schedules filed as a part of this Annual Report on Form 10-K, see "Index to Financial Statements, Supplementary Data and Financial Statement Schedules" on F-1.

(a) (3) The exhibits filed and incorporated by reference are listed in the Index of Exhibits required by Item 601 of Regulation S-K at Item c below.

(b) Reports on Form 8-K

Date of Report	Item(s)	Description

July 6, 2006	8.01	Disclosure of June 30, 2006 selection as adviser for significant institutional mandate

July 11, 2006	8.01	Disclosure and press release of Assets Under Management as of June 30, 2006

August 9, 2006	5.02	Election of Enrique R. Arzac to Board of Directors

(c) Exhibits

2.1	Agreement and Plan of Reorganization dated June 2, 2004. (A)
3.1	Articles of Incorporation of the Registrant, as amended. (B)
3.2	By-laws of the Registrant, as amended. (B)
4.1	Stockholder Rights Agreement dated as of July 11, 1994 between the Registrant and Continental Stock Transfer & Trust Company, as Rights Agent. (C)
10.2	1992 Incentive and Non-qualified Stock Option Plan. (E)
10.40	Indemnification Agreement. (D)
10.40	Stockholders Agreement dated as of June 2, 2004 among J Net Enterprises, Inc. and certain of its stockholders. (A)
10.41	Registration Rights Agreement dated as of June 2, 2004 among J Net Enterprises, Inc. and certain of its stockholders. (A)
10.42	Audited Financial Statements of J Net as of June 1, 2004. (F)
10.43	Asset Purchase Agreement by and between InterWorld Holdings, LLC as buyer and IW Holdings, Inc. as seller dated September 9, 2004. (G)
10.44	2004 Omnibus Long-Term Incentive Compensation Plan. (H)
10.45	Office lease between Vornado 640 Fifth Avenue LLC (Landlord) and Epoch Investment Partners, Inc. (Tenant). (I)
10.46	Form of Restricted Stock Award. (J)
10.47	Office lease between 680 Fifth Avenue Associates, L.P. (Landlord) and JNet Enterprises (Tenant). (J)
10.48	Office sub-lease between JNet Enterprises (Tenant) and The Game Show Network (sub-tenant). (J)
21.1	List of Registrant's significant subsidiaries. (J)
23.1	Consent of CF & Co., L.L.P. (J)
31.1	Principal Executive Officer Certification. (J)
31.2	Principal Financial Officer Certification. (J)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (J)

(A)	Incorporated by reference to Registrant's Form 8-K dated June 3, 2004.
(B)	Incorporated by reference to Registrant's Form 8-K dated December 7, 2004.
(C)	Incorporated by reference to Registrant's Form 8-K dated July 12, 1994.
(D)	Incorporated by reference to Registrant's Quaterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003.
(E)	Incorporated by reference to Registrant's 1992 Proxy Statement.
(F)	Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2004.
(G)	Incorporated by reference to Registrant's Form 8-K dated September 14, 2004.
(H)	Incorporated by reference to Registrant's Form 8-K dated November 19, 2004.
(I)	Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2005.
(J)	Included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 28, 2006	EPOCH HOLDING CORPORATION
(Registrant)
	By:	/s/ William W. Priest
William W. Priest Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Allan R. Tessler	Chairman of the Board	September 28, 2006
Allan R. Tessler

/s/ William W. Priest	Chief Executive Officer	September 28, 2006
William W. Priest	(Principal Executive Officer)

/s/ Adam Borak	Chief Financial Officer	September 28, 2006
Adam Borak	(Principal Financial Officer)

/s/ Enrique R. Arzac	Director	September 28, 2006
Enrique R. Arzac

/s/ Jeffrey L. Berenson	Director	September 28, 2006
Jeffrey L. Berenson

/s/ Peter A. Flaherty	Director	September 28, 2006
Peter A. Flaherty

/s/ Eugene M. Freedman	Director	September 28, 2006
Eugene M. Freedman

/s/ David R. Markin	Director	September 28, 2006
David R. Markin

EPOCH HOLDING CORPORATION AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA
AND FINANCIAL STATEMENT SCHEDULES
[ITEMS 8 AND 15(a)]

(1) FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets At June 30, 2006 and 2005

Consolidated Statements of Operations
For the years ended June 30, 2006 and 2005 and the period from April 14, 2004 (date of inception) to June 30, 2004

Consolidated Statements of Changes in Stockholders' Equity
For the years ended June 30, 2006 and 2005 and the period from April 14, 2004 (date of inception) to June 30, 2004

Consolidated Statements of Cash Flows
For the years ended June 30, 2006 and 2005 and the period from April 14, 2004 (date of inception) to June 30, 2004

Notes to Consolidated Financial Statements

(2) SUPPLEMENTARY DATA:

Quarterly Financial Information (Unaudited)
For the years ended June 30, 2006 and 2005.

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

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Epoch Holding Corporation and Subsidiaries as of June 30, 2006 and 2005 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended June 30, 2006 and 2005, and for the period from April 14, 2004 (date of inception) to June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Epoch Holding Corporation and Subsidiaries as of June 30, 2006 and 2005, and the consolidated results of their operations and their cash flows for the years ended June 30, 2006 and 2005, and for the period from April 14, 2004 (date of inception) to June 30, 2004, in conformity with U.S. generally accepted accounting principles.

       /s/ CF & Co., L.L.P.

      CF & Co., L.L.P.

Dallas, Texas
September 28, 2006

EPOCH HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	June 30,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$7,845	$8,550
Accounts receivable	2,486	1,221
Prepaid and other current assets	316	69

Total current assets	10,647	9,840

Property and equipment (net of accumulated
depreciation of $552 and $211, respectively)	2,015	2,088
Security deposits	749	946
Investments in technology-related businesses	157	157

Total assets	$13,568	$13,031

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,423	$1,066
Accrued compensation and benefits	2,068	1,196

Total current liabilities	3,491	2,262

Deferred rent	1,011	981
Sub-tenant security deposit	211	211

Total liabilities	4,713	3,454

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock, $1 par value; authorized 1,000,000 shares
none issued	-	-
Common stock, $.01 par value; authorized 60,000,000 shares	191	182
19,153,996 and 18,257,749
shares issued and outstanding, respectively
Additional paid-in capital	28,500	24,404
Accumulated deficit	(13,251)	(7,529)
Unearned share-based compensation	(6,585)	(7,480)

Total stockholders' equity	8,855	9,577

Total liabilities and stockholders' equity	$13,568	$13,031

The accompanying notes are an integral part of these consolidated financial statements

EPOCH HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2006 AND 2005 AND
FOR THE PERIOD FROM APRIL 14, 2004 (DATE OF INCEPTION) TO JUNE 30, 2004
(Dollars in thousands, except per share data)

			April 14, 2004
			to
	2006	2005	June 30, 2004
Revenues:
Investment advisory and management fees	$10,231	$4,307	$70

Operating expenses:
Employee related costs (excluding share-
based compensation)	8,641	5,777	135
Share-based compensation	4,670	3,427	771
General, administrative and occupancy	2,584	2,328	142
Professional fees and services	1,050	848	85
Depreciation and amortization	341	202	9
Total operating expenses	17,286	12,582	1,142

Operating loss from continuing operations	(7,055)	(8,275)	(1,072)

Other income (expense):
Interest and other income	937	808	59
Realized gain on investments	169	-	-
Gain from collection of notes and other settlements	-	359	-

Total other income	1,106	1,167	59

Loss from continuing operations, before income taxes	(5,949)	(7,108)	(1,013)

Provision for (benefit from) income taxes	(227)	-	-

Loss from continuing operations, net of taxes	(5,722)	(7,108)	(1,013)

Income from discontinued operations (including gain on disposal in
2005 of $572, net of $0 taxes)	-	571	21
Net loss	$(5,722)	$(6,537)	$(992)

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(0.31)	$(0.39)	$(0.15)
Income from discontinued operations	-	0.03	-
Basic and diluted loss per share	$(0.31)	$(0.36)	$(0.15)
Weighted average shares outstanding:
Basic	18,724	18,025	6,718
Diluted	18,724	18,025	6,718

The accompanying notes are an integral part of these consolidated financial statements

EPOCH HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2006 AND 2005 AND
FOR THE PERIOD FROM APRIL 14, 2004 (DATE OF INCEPTION) TO JUNE 30, 2004
(Dollars and shares in thousands)

			Additional		Unearned
	Common Stock		Paid-in	Accumulated	Share-Based	Treasury Stock
	Shares	Amount	Capital	Deficit	Compensation	Shares	Amount	Totals
Issuance of common shares at
formation of EIP on April 14, 2004	1	$-	$100	$-	$-	-	$-	$100
Exchange of outstanding EIP
common shares for 9,096 common
shares of J Net	9,095	91	(91)	-	-	-	-	-
Recapitalization to reflect reverse merger	10,233	102	28,761	-	-	(1,694)	(16,055)	12,808
Share-based compensation	-	-	9,628	-	(9,628)	-	-	-
Net issuance of restricted common stock	200	2	298	-	-	-	-	300
Amortization of unearned share-based
compensation	-	-	-	-	471	-	-	471
Net loss	-	-	-	(992)	-	-	-	(992)
Balances at June 30, 2004	19,529	195	38,696	(992)	(9,157)	(1,694)	(16,055)	12,687

Net issuance of restricted common stock	423	4	1,746	-	(1,587)	-	-	163
Amortization of unearned share-based
compensation	-	-	-	-	3,264	-	-	3,264
Recapitalization to State of Delaware from
Nevada:
Retirement of treasury stock	(1,694)	(17)	(16,038)	-	-	1,694	16,055	-
Retirement of outstanding J Net stock	(17,905)	(179)	-	-	-	-	-	(179)
Reissuance of Epoch Holding
Corporation shares	17,905	179	-	-	-	-	-	179
Net loss	-	-	-	(6,537)	-	-	-	(6,537)
Balances at June 30, 2005	18,258	182	24,404	(7,529)	(7,480)	-	-	9,577

Net issuance of restricted common stock	812	8	3,767	-	(3,285)	-	-	490
Amortization of unearned share-based
compensation	-	-	-	-	4,180	-	-	4,180
Issuance of common stock
upon exercise of stock options	84	1	329	-	-	-	-	330
Net loss	-	-	-	(5,722)	-	-	-	(5,722)
Balances at June 30, 2006	19,154	$191	$28,500	($13,251)	($6,585)	-	$-	$8,855

The accompanying notes are an integral part of these consolidated financial statements

EPOCH HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30
(Dollars in thousands)

			April 14, 2004
	2006	2005	to June 30, 2004
Cash flows from operating activities:
Net loss	$(5,722)	$(6,537)	$(992)
Adjustments to reconcile net loss to net cash
used in operating activities:
Share-based compensation	4,670	3,427	771
Depreciation and amortization	341	202	9
Realized gain on investments	(169)	-	-
Income from sale of discontinued operations	-	(571)	(21)
Gain from collection of notes	-	(334)	-
(Increase) decrease in operating assets:
Accounts receivable	(1,265)	(1,154)	(70)
Short-term investments	-	-	(13)
Prepaid and other current assets	(247)	10	(74)
Other non-current assets	-	-	(5)
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	357	6	109
Accrued compensation and benefits	872	205	54
Federal income taxes payable	-	(1,373)	-
Deferred rent	30	194	(2)
Other, net	-	(4)	-
Net cash used in continuing operations	(1,133)	(5,929)	(234)
Net cash provided by (used in) discontinued operations	-	20	(13)
Net cash used in operating activities	(1,133)	(5,909)	(247)
Cash flows from investing activities:
Capital expenditures	(270)	(1,961)	(338)
Proceeds from sale of property and equipment	2	-	-
Security deposits	197	(497)	-
Proceeds from investments	169	-	-
Redemption of short-term investments	-	4,967	-
Landlord contributions to leasehold improvements	-	615	-
Collection of notes receivable	-	534	-
Acquisition of J Net	-	-	11,291
Net cash provided by investing activities-continuing operations	98	3,658	10,953
Net cash used in discontinued operations	-	-	(5)
Net cash provided by investing activities	98	3,658	10,948
Cash flows from financing activities:
Proceeds from stock option exercise	330	-	-
Issuance of common stock	-	-	100
Proceeds from note to related party	-	-	100
Repayment of note to related party	-	-	(100)
Net cash provided by financing activities	330	-	100
Net (decrease) increase in cash and cash
equivalents during year	(705)	(2,251)	10,801
Cash and cash equivalents at beginning of year	8,550	10,801	-
Cash and cash equivalents at end of year	$7,845	$8,550	$10,801

The accompanying notes are an integral part of these consolidated financial statements

EPOCH HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization

Business:
Epoch Holding Corporation ("Epoch" or the "Company"), a Delaware corporation, is a holding company whose primary line of business is investment management and investment advisory services. The operations of the Company are conducted through its wholly-owned subsidiary, Epoch Investment Partners ("EIP"). EIP is a registered investment adviser under the Investment Advisers Act of 1940 (the "Investment Advisers Act"). EIP provides investment advisory and investment management services to retirement plans, mutual funds, endowments, foundations and high net worth individuals. Headquartered in New York City with an office in Sherman Oaks, CA, the Company’s current product offerings include U.S. All Cap Value, U.S. Value, U.S. Small Cap Value, Global Small Cap Value, Global Absolute Return, International Small Cap, Balanced Portfolios, and Global Equity Shareholder Yield.

Unless specifically stated otherwise, references to FY 2006 and FY 2005 refer to the fiscal years ended June 30, 2006 and June 30, 2005, respectively. All references to FY 2004 refer to the period from April 14, 2004 (date of inception) through June 30, 2004.

Company Structure and Discontinued Operations:
Operations commenced under the existing structure on June 2, 2004 when J Net Enterprises, Inc. ("J Net"), the predecessor to Epoch, merged with EIP in a business combination which resulted in the former EIP stockholders owning 51% of the issued and outstanding equity securities of J Net immediately following the transaction. As a result of the majority of ownership interest in the Company being held by the former EIP stockholders, the business combination was accounted for as a reverse merger. Under generally accepted accounting principles in the United States of America, the legally acquired company (in this case, EIP) became the surviving entity for financial reporting purposes. EIP was formed on April 14, 2004 and did not have a predecessor business. Due to the reverse merger accounting treatment, the consolidated operations for FY 2004 reflect those of EIP from April 14, 2004 through June 30, 2004 and J Net from June 2, 2004 (the date of the reverse merger) through June 30, 2004. The FY 2006 and FY 2005 consolidated operations represent the first two complete years of operations for the Company.

Prior to the June 2, 2004 business combination, J Net conducted its operations in the Internet-based, e-commerce industry. Immediately following the closing of the transaction with EIP, management initiated a formal plan to dispose of the internet-based business and shift its business focus and capital resources to the operations of EIP. In September 2004, the internet-based operations were sold to the management of that business segment. The results of operations for that business segment have been reported as discontinued operations.

Business segments:
The Company's line of business is the investment advisory and investment management business. There are no other operating or reportable segments.

Note 2 - Summary of Significant Accounting Policies

Principles of consolidation and basis of presentation:
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The Company's fiscal year ends on June 30. Certain reclassifications have been made to prior period financial statements to conform with the current period presentation.

Use of estimates:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions. These estimates and assumptions impact the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of these consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Fair value of financial instruments:
The carrying value of the Company's cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value due to their short-term nature.

Cash equivalents:
Cash equivalents are liquid investments primarily comprising debt and money market instruments with maturities of three months or less when acquired. Cash equivalents are stated at cost, which approximates fair value, due, to their short maturity.

Financial instruments with concentration of credit risk:
The financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. Epoch invests its cash and cash equivalents with financial institutions in amounts which, at times, may be in excess of the FDIC insurance limits. Cash is also invested in high-grade, short-term liquid investments, limiting exposure to concentrations of credit risk.

Property and equipment:
Leasehold improvements are capitalized at cost and such costs are amortized on a straight-line basis over the shorter of their estimated useful lives or lease term, as applicable. All other capital assets are recorded at cost and such costs are depreciated on a straight-line basis over their estimated useful lives. Generally, the useful lives are approximately 3 to 7 years for equipment and 10 years for leasehold improvements and exclude option periods, if any. Repairs and maintenance are charged to expense as incurred. Property sold or retired is eliminated from the accounts in the period of disposition. The cost of purchased software used to conduct the investment advisory and investment management services is amortized using a three-year estimated useful life.

Investments in technology-related businesses:
The Company holds minority investments in a few privately held, active technology-related companies. Ownership in these companies ranges from less than 1% to 19.9%. As of June 30, 2006, the Company also held investments in several inactive technology-related companies. The Company uses the cost method to account for the above investments. Only one such investment, Tellme Networks, Inc., had any value ascribed to it at June 30, 2006.

It is the policy of the Company to evaluate its investments in technology-related businesses for possible impairment on an annual basis, or earlier if an indicator of impairment arises. Management uses a number of different criteria when evaluating an asset for possible impairment. Indicators such as significant decreases in the investee’s book value, cash flows which cannot be resolved or improved within a reasonable amount of time, sustained operating losses, adverse changes in the business climate, legal matters, losses of significant customers, and new technologies which could accelerate obsolescence of business products are used by management when making its evaluations.

As described in Note 3 - Business Combination, the Company's technology-related investment in Tellme Networks, Inc. ("Tellme") was decreased from $2 million to $157 thousand at June 1, 2004. This reduction was due solely to the purchase accounting in the J Net acquisition which required a write down of non-current assets stemming from negative goodwill.

The Company recorded gains of $169 thousand from two of the inactive technology-related companies during the year ended June 30, 2006. There are no plans to make additional investments in technology-related businesses. Furthermore, the Company intends to divest its existing investments in technology-related companies in the foreseeable future. The Company may realize proceeds from divestitures of investments whose carrying value had previously been written down to zero. The amount of proceeds is not readily determinable and may be material to the Company’s financial position, results of operations, and cash flows. See Note 15, "Subsequent Event", for further discussion.

Revenue recognition:
Investment management and advisory fees are generally recognized as services are provided pursuant to specific terms contained in advisory or sub-advisory contracts between EIP and its clients. Such contracts generally call for revenue to be determined as a percentage of AUM. Generally, fees are billed on a quarterly basis, in arrears, based on the account’s net asset value at the end of a quarter. Advance payments, if received, are deferred and recognized during the periods for which services are provided.

The Company performs services for mutual funds under advisory and sub-advisory contracts. Fees for these contracts are calculated based upon the daily net asset values of the respective fund. Generally, advisory payments from the mutual funds are received monthly, while sub-advisory payments are received quarterly.

The Company also has certain contracts which contain "incentive clauses" which allow the Company to collect additional fees in the event that investment returns meet or exceed targeted amounts specified in the contracts. Revenues for these incentives are recognized only when such performance targets are met or exceeded at the end of the contract’s year, typically at the end of each calendar year. Due to the inability to forecast financial markets, no revenues are recognized until the contract year ends, even when investment returns are exceeding the contractual targets within the contract year

Share-based compensation:
Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Compensation (“SFAS 123R”), which requires employee and qualifying director share-based payments to be accounted for using the fair value method. The fair value of the Company’s restricted stock awards is based on the closing price of the Company’s common stock at the grant date. Share-based compensation costs related to equity instruments are charged against income ratably over the fixed vesting period for the related equity instruments, with the initial charge generally recorded in the first full month following the grant. The Company’s accounting treatment of restricted stock awards under SFAS 123R is consistent with that of the Company’s previous policies under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and the pro forma disclosures required in accordance with SFAS 123, Accounting for Stock-Based Compensation. The adoption of this standard did not have a material effect on the Company’s financial statements.

Under the modified prospective method transition of SFAS 123R, compensation costs related to any non-vested portion of stock option awards outstanding at the adoption date are based on the grant date fair value of those awards. Since all stock options previously granted under the Company’s plan that expired on September 30, 2002 were fully vested prior to June 30, 2004, there are no deferred compensation costs resulting from stock options to be accounted for on a prospective basis. There were no further stock options issued for all years presented.

Income taxes:
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes ("SFAS 109"). SFAS 109 requires that deferred tax assets and liabilities arising from temporary differences between book and tax basis be recognized using the enacted statutory tax rates and laws that will be in effect when such differences are expected to reverse. In the case of deferred tax assets, SFAS 109 requires a reduction in deferred tax assets if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Earnings (loss) per common share:
Basic earnings per share (“EPS”) is calculated by dividing net earnings applicable to common shareholders by the weighted average number of common shares outstanding. Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect, if any, of the common stock deliverable pursuant to stock options.

Recently issued accounting standards:
On June 7, 2005, the Financial Accounting Standards Board issued SFAS No. 154, Accounting Changes and Error Corrections ("SFAS No. 154"), replacing APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 alters the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. The Company does not believe the adoption of SFAS No. 154 will have a material effect on its consolidated financial position, results of operations, or cash flows, as it is not contemplating any voluntary accounting changes.

Note 3 - Business Combination

On June 2, 2004, pursuant to an Agreement and Plan of Merger (the "Merger Agreement"), J Net issued 9,095,716 shares of its common stock to acquire EIP. After issuance of the shares, the former EIP stockholders owned 51% of the issued and outstanding stock of the Company. The common shares issued consisted of 6,426,153 shares of initial stock consideration (the "Initial Shares") and 2,669,563 shares of escrow stock consideration (the "Escrow Consideration"). The Initial Shares were issued to reflect value of a sub-advisory contract assigned to EIP with AUM of $647 million on the date of the business combination. The Escrow Consideration was contingent on EIP increasing the AUM from $647 million to $779 million within 120 days from the date of the Merger Agreement. On June 18, 2004, AUM surpassed this threshold and the Escrow Consideration was deemed to have been earned.

Separately, the Merger Agreement called for additional shares to be issued to the former EIP stockholders in the future (the "Contingent Shares") if J Net were to incur obligations in excess of $2 million relating to taxes prior to the merger. As of June 30, 2006, there were no contingent shares issued, or contemplated to be issued.

The Company, EIP shareholders and certain trusts formed by them ("Family Affiliates"), an independent director, the Chairman of the Board of Directors and former Chief Executive Officer of the Company, entered into a Stockholders Agreement (the "Stockholders Agreement"). The Stockholders Agreement governs vesting, transfers and voting of the shares of the Company's common stock received by the EIP stockholders and Family Affiliates. Complete details of the Merger Agreement and other documents are incorporated by reference to the June 3, 2004 Current Report on Form 8-K filed by the Company, as amended.

Vesting terms contained within the Stockholders Agreement apply to EIP stockholders who became employees ("Employee Owners"). Employee Owners were 12.5% immediately vested at the time the shares were issued. A total of 50% and 25% of the shares are vested as of June 30, 2006 and 2005, respectively, and the full 100% will be vested in June 2007. If an Employee Owner is terminated within this three-year period, the unvested shares are subject to purchase by the Company at a price of $.01 per share. The voting provisions contained within the Stockholders Agreement call for:

(1) The Board of Directors to have seven members.

(2) Four of the directors to be designated by the Chief Executive Officer of the Company.

(3) Three directors of the prior J Net Board to continue their services as members of the Board.

(4) Amendment to the By-Laws of the Company to provide that decisions of the Board of Directors must be made by a two-third majority for (i) compensation of the Chief Executive Officer, (ii) issuance of additional shares to Employee Owners, and (iii) any amendments to the Stockholders Agreement.

The issuance of the restricted shares to the Employee Owners created non-cash compensation for a portion of the Initial Shares and Escrow Consideration issued. A total of 5,763,251 of the 9,095,716 shares issued for the EIP acquisition were compensatory shares issued to the Employee Owners. Additionally, 5,531,332 of the compensatory shares are subject to a three-year vesting period, which requires continued employment with the Company. In June 2005 and 2006, a total of 790,190 and 1,580,381, respectively, of those shares vested pursuant to terms contained in the Merger Agreement. Assuming the Employee Owners remain employees of the Company, the remaining 3,160,761 shares will vest in June 2007.

A total of 1,623,428 of the 5,531,332 shares subject to the aforementioned vesting were attributable to an escrow provision as defined in the Merger Agreement. These shares were not deemed to be earned until June 18, 2004, the date on which AUM surpassed the targets established in the Merger Agreement. As a result, the value of these shares is based on a share price of $2.03, the closing price of the Company's common stock on June 18, 2004. The other 3,907,904 shares were valued on June 2, 2004 at $1.50 per share, the effective date of the business combination. Total share-based compensation expense, as it relates to the Employee Owners was $3.1 million, $3.1 million, and $0.5 million for the fiscal years ended June 30, 2006, 2005, and 2004, respectively. Assuming the remaining shares vest as contemplated, additional share-based compensation of $3.1 million will be expensed in the fiscal year ended June 30, 2007.

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

A condensed balance sheet of J Net as of June 1, 2004, immediately prior to the acquisition, follows (dollars in thousands):

Assets

Cash and short-term investments	$16,518
Other current assets	454

Total current assets	16,972

Investments in technology-related businesses	2,000
Property, equipment and other non-current assets	745

Total assets	$19,717

Liabilities and stockholders' equity

Current liabilities	$5,217
Non-current liabilities	386

Total liabilities	5,603

Stockholders' equity	14,114

Total liabilities and stockholders' equity	$19,717

A schedule of the purchase costs and fair value adjustments to the June 1, 2004 balance sheet of J Net were as follows (dollars and shares in thousands):

Fair market value of J Net on June 2, 2004
(8,539 shares at $1.50 per share)	$12,808
Cost of acquisition	917

Total purchase cost	13,725

Net tangible assets as of June 1, 2004	(14,114)

Negative goodwill	(389)

Fair value adjustments:
Liabilities of InterWorld Corporation
net of estimated disposal costs of
discontinued operations	(1,724)	(a)

Negative goodwill to be pushed down to
non-current assets	$(2,113)

Non-current assets written down:
Furniture, fixtures, and equipment	$61
Deferred non-current assets	209
Cost method investments in
technology-related businesses	1,843

Negative goodwill to be pushed down to
non-current assets	$2,113

(a) InterWorld Corporation, a 95% owned, inactive subsidiary of J Net, filed for Chapter 7 Bankruptcy in May 2004. On September 14, 2004, a "no asset" report for InterWorld was filed on the Company's behalf. Due to the bankruptcy filing, the liabilities of InterWorld, which were ultimately fully discharged on August 7, 2005 in the bankruptcy process, were eliminated.

Pro forma information (unaudited)
Set forth in the following table is certain unaudited pro forma financial information for the twelve months ended June 30, 2004. This information has been prepared assuming that J Net's reverse acquisition with EIP occurred on July 1, 2003. Due to EIP's limited operating history, the twelve-month Statement of Operations for June 2004 includes the separate historical statements of operations of J Net for the twelve months ended June 30, 2004 and the April 14, 2004 to June 30, 2004 operations of EIP. Basic and diluted earnings per share calculations are based on issued and outstanding shares of 17,834,737 shares. The calculation of diluted earnings per share excluded 1,405,000 issued and outstanding options, as their effect was antidilutive. There were no dilutive options. Results for the fiscal year ended June 30, 2005 contain twelve months of actual results. Thus, they are not presented in any pro forma sections of this annual report.

Twelve months ended June 30, 2004
(dollars in thousands, except per share data)

Revenues, net	$70
Operating expenses	(2,115)
Share-based compensation	(771)

Loss from operations	(2,816)

Other income	1,135

Loss from operations before
income taxes	(1,681)

Income tax benefit	5,537

Net income	$3,856

Basic and diluted earnings per share	$0.22

Note 4 - Accounts Receivable

The Company's accounts receivable balances do not include an allowance for doubtful accounts and there have been no bad debt expenses recognized during the fiscal years ended June 30, 2006, 2005 and 2004, respectively. These receivables are advisory and sub-advisory service fees, and management believes they are fully collectible.

Significant customers and contracts:
For the fiscal year ended June 30, 2006, two customers accounted for 42% of consolidated revenues. CI Investments Inc. (“CI”), a Canadian-owned investment management company, accounted for approximately 22%, while Genworth Financial Asset Management, Inc. (“Genworth”), an investment adviser, through its investments in the Epoch International Small Cap Fund (“EPIEX”) and the Epoch Global Equity Shareholder Yield Fund (“EPSYX”), publicly traded mutual funds, as well as separate account mandates, accounted for approximately 20%. For the quarter ended June 30, 2006, CI and Genworth accounted for 23% and 25% of consolidated revenues, respectively. The Company's services and relationships with these clients are important to the Company's ongoing growth strategy, and retention of these customers is significant to the ongoing results of operations and liquidity of the Company.

During FY 2005, two customers accounted for 43% of consolidated revenues. CI accounted for approximately 36% of FY 2005 revenues while Genworth, through its investments in EPIEX, accounted for approximately 7%.

Note 5 - Property and Equipment

As of June 30, 2006 and 2005, property and equipment consisted of the following (dollars in thousands):

	June 30,	June 30,
	2006	2005

Leasehold improvements	$1,656	$1,579
Office furniture	683	522
Purchased software	228	198
Total property and equipment	2,567	2,299
Less: accumulated depreciation and amortization	552	211
Total property and equipment, net	$2,015	$2,088

Note 6 - Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (dollars in thousands):

	June 30, 2006	June 30, 2005

Trade accounts payable	$1,123	$980
Accrued professional fees	86	21
Accrued expenses and other	214	65

Total accounts payable and accrued liabilities	$1,423	$1,066

Note 7 - Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common and common equivalent shares outstanding during the period. The calculation of earnings (loss) per share excluded 1,130,000, 1,267,500 and 1,405,000 issued and outstanding stock options, at June 30, 2006, 2005 and 2004 respectively, as their effect was antidilutive.

The following table presents the computation of basic and diluted earnings (loss) per share for the years ended June 30 ( in thousands, except per share data):

	2006	2005	2004

Loss from continuing operations	$(5,722)	$(7,108)	$(1,013)

Income from discontinued operations	$-	$571	$21

Shares:
Weighted average number of common shares
outstanding	18,724	18,025	6,718

Basic and diluted loss per share from
continuing operations	$(0.31)	$(0.39)	$(0.15)

Basic and diluting earnings per share from
discontinued operations	$-	$0.03	$-

Note 8 - Long-Term Incentive Compensation

2004 Omnibus Long-Term Incentive Compensation Plan:
At the annual meeting of shareholders on November 18, 2004, stockholders approved the 2004 Omnibus Long-Term Incentive Compensation Plan (the "2004 Plan"). The 2004 Plan allows the Company to issue 3,000,000 shares of common stock subject to stock options, restricted stock awards or other share-based compensation. Restricted stock awards issued to employees under the 2004 Plan vest at the rate of 12.5% immediately and remaining amounts vest at the rate of 12.5%, 25%, and 50% upon the completion of the first, second, and third years of service. During fiscal years ended June 30, 2006 and 2005, 838,905 and 294,796 shares, respectively, of restricted stock were issued to employees of the Company under the Company's 2004 Plan at a weighted average price of $4.64 and $4.41 per share, respectively. Subsequent to June 30, 2006, the Company granted 526,886 shares of restricted stock to employees at a weighted average price of $4.46 per share.

In addition, non-employee directors of the Company receive common stock equal to $50,000 per year for their services. No such awards were made in FY 2006. Two such awards were made to directors in FY 2005, one for FY 2005 services and one in advance of FY 2006 services. Total shares issued to directors for the two years of services were 128,316 at a weighted average price of $3.51 per share. These shares vest one-third per year over a three year period from the date of issuance. Subsequent to June 30, 2006, 66,228 shares were issued to directors in advance of FY 2007 services. These shares vest fully in one year. Prospectively, all directors share grants will vest fully over one year.

A summary of the status of the Company's nonvested shares under the 2004 Plan and Merger Agreement in Note 3, as of June 30, 2006, 2005, and 2004 respectively, as well as changes during the years ended June 30, 2006, and 2005 and the one month period ended June 30, 2004 is presented below (shares in thousands):

	2006		2005		2004
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Nonvested at beginning
of the period	5,127	$1.84	5,531	$1.66	-	$-

Issued to Employee Owners under
Merger Agreement	-	-	-	-	5,763	1.67

Granted under the 2004 Plan	839	4.64	423	4.14	-	-

Shares vested under:
Merger Agreement	(1,580)	1.66	(790)	1.66	(232)	2.03
2004 Plan	(183)	4.33	(37)	4.41	-	-

Forfeited	(27)	4.49	-	-	-	-

Nonvested at end of the period	4,176	$2.35	5,127	$1.84	5,531	$1.66

As of June 30, 2006, there was $6.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 1.69 years.  The total fair value of shares vested during the years ended June 30, 2006, 2005, and 2004, was $4.7 million, $3.4 million, and $0.8 million, respectively.

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

Expired stock option plans:
On January 12, 1993, J Net's stockholders approved the 1992 Incentive and Non-qualified Stock Option Plan (the "1992 Plan"). On August 17, 1994, the Board adopted certain amendments (the "Amendments") to the 1992 Plan which were approved by J Net's stockholders on January 10, 1995. The Amendments increased the number of shares of J Net's common stock authorized for issuance pursuant to the 1992 Plan from 1,045,000 to 2,545,000. The 1992 Plan terminated in accordance with its terms on September 30, 2002. Options outstanding at the termination date totaled 877,500 and will remain outstanding until they are exercised or expire. As of June 30, 2006 and 2005, options outstanding under the 1992 Plan were 520,000 and 657,500, respectively.

Although the 1992 Plan has expired, the issued and outstanding options remain in force until they are exercised, canceled or expire. Options outstanding under the 1992 stock option plan are summarized as follows (shares in thousands):

	Fiscal Year Ended		Fiscal Year Ended		Fiscal Year Ended
	June 30, 2006		June 30, 2005		June 30, 2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Fixed options:
Outstanding at
beginning of period	658	$8.91	795	$9.05	878	$9.02
Granted	-	-	-	-	-	-
Exercised	(110)	4.00	-	-	-	-
Cancelled	(28)	4.00	(137)	9.73	(83)	8.75

Outstanding at end of
year	520	$10.20	658	$8.91	795	$9.05

Options exercisable at
end of year	520	$10.20	658	$8.91	795	$9.05

The following table summarizes information about the 1992 Plan stock options outstanding at June 30, 2006 (shares in thousands):

Options Outstanding				Options Exercisable
			Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$ 9.50	10	4.25 years	$9.50	10	$9.50
$10.13 - $10.25	490	3.64 years	$10.14	490	$10.14
$ 12.00- $12.44	20	4.00 years	$12.22	20	$12.22

Other nonqualified stock options:
On September 14, 1999, nonqualified stock options to purchase an aggregate of 140,000 shares of common stock were granted to the J Net Board of Directors and a non-employee then serving as the Secretary at an exercise price of $9.00 per share, the fair market value on the date of grant. The options vested 50% on each of the first and second anniversaries of the date of grant and expire ten years from the date of grant. On October 31, 2001, 30,000 options were cancelled as a result of a director's resignation.

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

There were no nonqualified options granted during the fiscal years ended June 30, 2006, 2005 and 2004, respectively.

Changes in nonqualified options outstanding are summarized below (shares in thousands):

	Fiscal Year Ended		Fiscal Year Ended		Fiscal Year Ended
	June 30, 2006		June 30, 2005		June 30, 2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Fixed options:
Outstanding at
beginning of
period	610	$12.38	610	$12.38	610	$12.38
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Cancelled	-	-	-	-	-	-

Outstanding at
end of year	610	$12.38	610	$12.38	610	$12.38

Options exercisable
at end of year	610	$12.38	610	$12.38	610	$12.38

The following table summarizes information about the nonqualified stock options outstanding at June 30, 2006 (shares in thousands):

Options Outstanding				Options Exercisable
			Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$9.00	110	3.21 years	$9.00	110	$9.00
$13.13	500	3.98 years	$13.13	500	$13.13

Note 9 - Defined Contribution Plan

The Company sponsors a defined contribution plan (the “Plan”) for all its employees. The Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, participating employees may defer up to 60% of their pre-tax gross wages, subject to annual Internal Revenue Code contribution limits. Employees vest immediately in their contributions. The Plan allows the Company to make discretionary contributions. The Company has not contributed separately to the plan or matched employee contributions for any of the fiscal years presented. The Company intends to contribute to the Plan prospectively.

During the fiscal year ended June 30, 2005, the Company eliminated a 401(k) contribution plan that was in place prior to the business combination explained in Note 3. All participants in that former plan have been transitioned to the surviving plan.

Note 10 - Related Party Transactions

Epoch incurred rent and other related occupancy expenses with a company whose Chief Executive Officer is also a director and stockholder of Epoch. Rental and other related occupancy expenses incurred with this company totaled approximately $187 thousand for the period beginning July 1, 2004 through February 15, 2005. Epoch entered into a long-term lease on September 15, 2004 with an unrelated party and relocated its offices on February 14, 2005. There have been no related party transactions with the above company since such date.

On May 24, 2004, Epoch’s Chief Executive Officer loaned $100 thousand to EIP in the form of a promissory note. Terms of the promissory note called for interest of 4%, compounded quarterly. On June 16, 2004, the promissory note, together with accrued interest, was paid in full.

Note 11 - Income Taxes

The Company files a consolidated U.S. federal income tax return reflecting the income (loss) of Epoch Holding Corporation and its subsidiaries. The components of the provision for (benefit from) income tax are as follows (dollars in thousands):

	For the Fiscal	For the Fiscal	For the Period
	Year Ended	Year Ended	of April 14, 2004
	June 30, 2006	June 30, 2005	to June 30, 2004

Current income tax (benefit) expense:
U.S. federal	$(1,166)	$(292)	$(173)
State and local	(353)	(88)	(52)
Cash settlement resulting from IRS audit	(227)	-	-
Adjustments resulting from IRS audit	-	6,998	-

Total current income tax (benefit) expense	(1,746)	6,618	(225)

Deferred income tax expense (benefit):
U.S. federal	1,166	292	173
State and local	353	88	52
Benefit of NOLs offsetting IRS audit
adjustment	-	(4,438)	-
Benefit of capital losses offseting IRS
audit adjustment	-	(2,560)	-

Total deferred income tax expense (benefit)	1,519	(6,618)	225

Total income tax provision (benefit)	$(227)	$-	$-

The Company recently underwent an audit by the IRS with respect to its fiscal years ended June 30, 2001 and June 30, 2002 (the “audit period”). In July 2004, the Company paid $1.5 million for tax items associated with the IRS audit.

In January 2005, the Company received an additional inquiry from the IRS related to calculations of alternative minimum taxes for the audit period. In May 2005, the Company met with the IRS and presented pertinent data and other factual information which demonstrated that no additional taxes were due. In August 2005, the Company received notice indicating the IRS submitted a special report to the Congressional Joint Committee on Taxation (the "Joint Committee"), outlining the findings of the audit, and concurring with the Company's position. In September 2005, the Company received notice from the IRS that the Joint Committee had completed its consideration of the IRS' report, and had taken no exception to the conclusions reached by the IRS. No refund or assessable interest amounts had been accrued at June 30, 2005 because the Company had not received a final accounting from the IRS. In April 2006, the Company received a refund of $227 thousand with respect to the above and management now considers this matter to be closed. This amount has been included in “benefit from income taxes” on the Statement of Operations.

Deferred income taxes are provided for the differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. These temporary differences will result in future income or deductions for income tax purposes and are measured using the enacted tax rates that will be in effect when such items are expected to reverse.The Company has recorded a valuation allowance equal to the entire amount of the net deferred tax asset, as, based upon currently available evidence, it is more likely than not, that these tax benefits will not be realized. Significant components of the Company’s deferred income tax assets and liabilities are as follows (dollars in thousands):

	For the Fiscal	For the Fiscal
	Year Ended	Year Ended
	June 30, 2006	June 30, 2005

Deferred tax assets:
Net operating losses	$7,192	$5,204
Equity method losses and impairments	2,276	11,132
Accrued bonuses	910	485
Share-based compensation	495	94
Leasehold improvement impairments	276	414
Accruals and other	101	14
Depreciation and amortization	51	24
Deferred rent	-	434

Total deferred tax assets	11,301	17,801

Total deferred tax liability	-	-

Deferred tax assets, net of deferred tax liability	11,301	17,801

Less: valuation allowance	(11,301)	(17,801)

Net deferred tax assets	$-	$-

The Company's net operating losses (“NOLs”) can be carried forward pursuant to Federal tax regulations. The Company has $16.2 million of NOLs which expire between 2022 and 2026.

The Company completed a reverse merger business combination with EIP on June 2, 2004. As a result, the ability to utilize certain NOLs became limited as a result of a greater than 50% change in ownership. These limitations are covered by Section 382 of the Internal Revenue Code ("IRC"). IRC Section 382 limits the annual utilization of NOLs accumulated prior to the ownership change to a percentage of the acquired entity's fair value at the time of the change in ownership. Approximately $13.1 million of such NOLs can be utilized against taxable income only at a rate of approximately $600 thousand per year due to limitations imposed by Section 382 of the IRC.

The Company's ability to utilize accumulated NOLs to their full extent prior to their expiration cannot be reasonably assured. Until profitability can be achieved, and utilization of NOLs can be more definitive, the Company has provided a full valuation allowance on its accumulated NOLs and temporary differences.

As referred to in Note 3, InterWorld Corporation, an inactive subsidiary, completed bankruptcy proceedings in August of 2005. This investment had been written down to zero in prior years for financial reporting purposes. For tax purposes, this built-in loss is recognized at the time of bankruptcy completion in FY 2006. A significant portion of the built-in loss resulting from this bankruptcy is disallowed under section 382 of the IRC.

A reconciliation of the U.S federal statutory income tax rate to the effective income tax rate based on loss from continuing operations before income tax, for fiscal years ended June 30, 2006, 2005, and 2004, respectively, follows:

	For the Fiscal	For the Fiscal	For the Period
	Year Ended	Year Ended	of April 14, 2004
	June 30, 2006	June 30, 2005	to June 30, 2004

U.S. federal statutory income tax rate	(34%)	(34%)	(34%)
(Decrease) increase in tax resulting
from:
State and local taxes, net of federal benefit	(10.3%)	(10.3%)	(10.3%)
Valuation allowance	(109.2%)	(126.3%)	21.4%
Share-based compensation	22.7%	20.7%	21.1%
IRS audit adjustments	(3.8%)	145.3%	0.0%
Built-in losses disallowed (in excess of Section 382 limits)	130.70%	0.0%	0.0%
Other	0.1%	4.6%	1.8%

Effective income tax rate	(3.8%)	0.0%	0.0%

Note 12 - Commitments and Contingencies

Employment agreements:
There are no employment contracts with any officers of the Company. There are written agreements with certain employees, which provide for sales commissions or bonuses, subject to the attainment of certain performance criteria or continuation of employment. Such commitments under the various agreements totaled approximately $1.2 million at June 30, 2006 and are accrued over the applicable service period. Of this amount, approximately $0.1 million represents restricted stock awards to be issued during the fiscal year ending June 30, 2007.

The Company is obligated to enter into an employment agreement with its Chief Executive Officer prior to June 2, 2007, the third anniversary of the business combination with EIP. Terms of the contract are to be customary for Chief Executive Officers of peer group companies and must be reviewed and approved by the Company's Compensation Committee.

Legal matters:
From time to time, the Company or its subsidiaries may become parties to claims, legal actions and complaints arising in the ordinary course of business. Management is not aware of any claims which would have a material adverse effect on its consolidated financial position.

Leases:
The Company's headquarters and primary business operations are located in New York, New York. The Company leases approximately 10,000 square feet of office space under a long-term lease that expires in September 2015. In addition, EIP maintains a small office in Sherman Oaks, CA on an annual lease. Certain administrative support and corporate affairs were conducted in an office in Dallas, Texas on a six-month lease which expired in March 2006. The Company did not renew this lease. All accounting, administrative support and corporate affairs which were being conducted in this location were brought to our corporate headquarters in New York in March 2006.

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

Total rent expenses for the Company's continuing operations were $1.1 million, $975 thousand and $50 thousand for the fiscal years ended June 30, 2006, 2005 and 2004, respectively. Rent receipts under the sublease, net of profit sharing expenses with the primary landlord were $570 thousand, $560 thousand and $45 thousand for the fiscal years ended June 30, 2006, 2005, and 2004, respectively. Rental expenses for the discontinued operations in FY 2005 were $26 thousand.

The following table outlines the office and equipment lease obligations of the Company and related sub-rental receipts (dollars in thousands):

	Fiscal Years Ended June 30,

		Sublease	Net
Year	Gross	Receipts	Expense

2007	$1,209	$(560)	$649
2008	1,163	(574)	589
2009	1,161	(574)	587
2010	1,157	(574)	583
2011	864	(191)	673
2012 and thereafter	3,047	-	3,047

Total minimum lease payments
(receipts)	$8,601	$(2,473)	$6,128

Investment management contracts:
Most of the Company’s revenues are derived pursuant to written investment management and advisory agreements. These agreements may be terminated by either party with notice or terminated in the event of an “assignment” (as defined in the Investment Company Act of 1940 as amended (the “1940 Act”)). Generally, any change in control of the Company would constitute an “assignment” under the 1940 Act. Additionally, mutual fund agreements generally must be approved and renewed annually.

Note 13 - Supplemental Disclosure of Cash Flow Information

Supplemental disclosures of cash flow information for the fiscal years ended June 30, 2006, 2005, and 2004, respectively, are as follows (dollars in thousands):

	June 30,

	2006	2005	2004

Cash paid for:
Interest paid	$1	$110	$-
Federal income taxes	$-	$1,373	$-

Cash received for:
Federal income tax refund	$227	$-	$-

Non-cash investing and financing activities:
Issuance of common stock to Epoch Investment
Partners, Inc. stockholders for non-cash
assets	$-	$-	$1,517
Accrued acquisition, formation and
discontinued operations costs	$-	$-	$539

Note 14 - Discontinued Operations

Selected financial data - discontinued operations
Following are the summary operating results of the discontinued operations for FY 2005 and FY 2004, which represent the fiscal 2005 period of July 1, 2004 through the date of sale, September 9, 2004, and the fiscal 2004 period of June 2, 2004 through June 30, 2004 as a result of the reverse merger transaction with Epoch (dollars in thousands):

	FY 2005	FY 2004

	(July 1, 2004 -	(June 2, 2004 -
	September 9, 2004)	June 30, 2004)

Revenues	$293	$198
Costs and expenses	(294)	(177)

Income (loss) from discontinued
operations before income taxes	(1)	21

Provision for income taxes	- (a)	-	(a)

Loss from discontinued operations, net income taxes	(1)	21
Gain on sale of discontinued
operations	572	-

Income from discontinued operations, net of income taxes	$571	$21

(a) There are no income taxes due to utilization of available net operating loss carryforwards.

In September 2004, the Company completed the sale of its e-commerce software operations to the former management of that segment. Consideration to the Company came in the form of a 19.9% membership interest in the buyer's entity, the assumption by the buyer of liabilities of $466 thousand, and the issuance of a $534 thousand secured promissory note (the "Note") to the Company. The Note was due 5 years from the date of issuance, bore interest at 6.5% per annum and was secured by all of the assets that were purchased in the transaction. Payments of principal on the Note were to be made at a rate of 50% of the annual cash flows from operations, as defined in the agreement, in excess of $300 thousand. The Company recorded the Note at its estimated fair value of approximately $200 thousand. Factors affecting the estimate were the non-marketable status of the Note and certain risks in reaching cash flow targets for payment. On May 16, 2005 the Company collected the full $534 thousand. The receipt fully discharged the Note and required the Company to record a fourth quarter gain of $334 thousand. Such gain is included in “Gain from collection of notes and other settlements” in the “Other Income” section in the Statement of Operations.

Note 15 - Subsequent Event

During FY 2000, J Net, the predecessor company to Epoch, made a $4 million investment in eStara, Inc. ("eStara"), a technology-related company which provides conversion and tracking solutions to enhance on-line sales. This investment comprised 373,376 shares of Series C-1 and 553,893 shares of Series C-2, respectively, 8% cumulative convertible redeemable preferred stock. As there was no readily available market and the investment represented less than a 20% interest in eStara, the securities were valued at the Company’s initial cost. During FY 2001 and FY 2002, the carrying value of this investment was deemed to be impaired by J Net’s management and written down. During FY 2003, J Net’s management concluded its ability to recover its investment was remote and wrote off the remaining carrying value. Accordingly, this investment had no carrying value at June 30, 2006. Additionally, no dividends had been paid through June 30, 2006.

On September 19, 2006, eStara and Art Technology Group, Inc. (NASDAQ ticker symbol “ARTG”) announced the signing of a definitive agreement for ARTG to acquire eStara in a stock and cash merger transaction. The closing of the transaction is subject to customary closing conditions, including the approval of eStara’s stockholders, and is expected to occur during the second quarter of Epoch’s FY 2007.

Under the terms of the agreement, ARTG will acquire all of the outstanding common stock, preferred stock, and vested and unvested stock options of eStara for approximately 15.3 million shares of ARTG common stock, $2.0 million in cash, and up to an additional $6.0 million in earn-out potential.

As a result of the above-mentioned merger, the Company, as holder of the preferred stock of eStara, will be entitled to an amount per share equal to the original issue price, plus the amount of any unpaid cumulative dividends, along with its approximately 5% proportionate share of remaining merger consideration. Accordingly, the Company will receive approximately 2,458,000 common shares of ARTG as well as $321 thousand in cash. Additional lesser amounts, up to $150 thousand, may also be realized subsequently, pursuant to the earn-out provisions of the merger. These shares are subject to a lock up period. None of these shares can be sold during the first three months after the closing of the transaction. After this period, up to 1/12 of the shares are available for sale each month for the subsequent twelve months.

The above merger transaction, if approved by eStara’s stockholders, will have a material impact on the Company's financial position, shareholders' equity, and results of operations during FY 2007.

Note 16 - Quarterly Financial Data (unaudited)

The table which follows presents selected quarterly financial data for fiscal years ended June 30, 2006 and 2005, respectively. The data presented should be read in conjunction with the consolidated financial statements and “Management’s Discussion and Analysis of Financial Results of Operations” included herein.

	June 30, 2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(in thousands, except per share and AUM data)
Revenues	$1,780	$2,295	$2,865	$3,291	$10,231

Operating expenses	3,756	4,309	4,406	4,815	17,286

Loss from continuing operations before taxes	(1,712)	(1,747)	(1,292)	(1,198)	(5,949)

Income from discontinued operations	-	-	-	-	-

Net loss	(1,712)	(1,747)	(1,062)	(1,201)	(5,722)

Basic and diluted earnings (loss) per share:
From continuing operations	$(0.09)	$(0.09)	$(0.06)	$(0.07)	$(0.31)
From discontiuned operations	$-	$-	$-	$-	$-

Weighted-average shares outstanding:
Basic and diluted	18,349	18,730	18,825	18,999	18,724

Assets under management	1,770	2,230	2,510	3,253	3,253
(in millions)
	June 30, 2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Revenues	$787	$1,065	$1,090	$1,365	$4,307

Operating expenses	3,053	2,702	3,262	3,565	12,582

Loss from continuing operations before taxes	(2,071)	(1,442)	(1,970)	(1,625)	(7,108)

Income from discontinued operations	571	-	-	-	571

Net loss	(1,500)	(1,442)	(1,970)	(1,625)	(6,537)

Basic and diluted earnings (loss) per share:
From continuing operations	$(0.12)	$(0.08)	$(0.11)	$(0.08)	$(0.39)
From discontiuned operations	$0.03	$-	$-	$-	$0.03

Weighted-average shares outstanding:
Basic and diluted	17,835	17,895	18,175	18,195	18,025

Assets under management	908	1,009	1,245	1,402	1,402
(in millions)