Form 10-K/A
period 2006-06-30
EPOCH HOLDING CORP
filed 2006-09-29
CIK 351903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
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

As of December 31, 2005, the registrant’s most recently completed second fiscal quarter, the aggregate market value of common equity held by nonaffiliates of the registrant was $44,707,521, computed by reference to the closing price of $5.90 on the NASDAQ Capital Market on December 31, 2005.

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

EXPLANATORY NOTE

Epoch Holding Corp. is filing this Form 10-K/A solely to include certain exhibits in Part IV, Item 15(c) of this document that were inadvertently omitted during transmission. No other information contained in the Form 10-K is amended by this form 10-K/A.

All information contained in this Amendment is as of the original filing date of the Form 10-K for the fiscal year ended June 30, 2006 and does not reflect any subsequent information or events other than as described above. We are not required to update and have not updated the forward-looking statements previously included in the Form 10-K for events or operations subsequent to September 28, 2006.

PART IV

ITEM15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
 (c) Exhibits
10.46	Form of Restricted Stock Award.
10.47	Office lease between 680 Fifth Avenue Associates, L.P. (Landlord) and JNet Enterprises, Inc. (Tenant) dated May 10, 2000.
10.48	Office sub-lease between JNet Enterprises, Inc. (Sublandlord) and The Game Show Network (Subtenant) dated December 27, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 29, 2006	EPOCH HOLDING CORPORATION
(Registrant)
	By:	/s/ William W. Priest
William W. Priest Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Allan R. Tessler	Chairman of the Board	September 29, 2006
Allan R. Tessler

/s/ William W. Priest	Chief Executive Officer	September 29, 2006
William W. Priest	(Principal Executive Officer)

/s/ Adam Borak	Chief Financial Officer	September 29, 2006
Adam Borak	(Principal Financial Officer)

/s/ Enrique R. Arzac	Director	September 29, 2006
Enrique R. Arzac

/s/ Jeffrey L. Berenson	Director	September 29, 2006
Jeffrey L. Berenson

/s/ Peter A. Flaherty	Director	September 29, 2006
Peter A. Flaherty

/s/ Eugene M. Freedman	Director	September 29, 2006
Eugene M. Freedman

/s/ David R. Markin	Director	September 29, 2006
David R. Markin

2