Form 10-Q
period 2006-09-30
EPOCH HOLDING CORP
filed 2006-11-14
CIK 351903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________to____________

Commission File Number 1-9728

Epoch Holding Corporation
(Exact name of registrant as specified in its charter)

Delaware	20-1938886
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

640 Fifth Avenue, New York, NY 10019 (Address of principal executive offices)

(212) 303-7200
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

At November 7, 2006, there were 19,671,932 shares of the Company's common stock, $.01 par value per share, issued and outstanding.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES
FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	September 30, 2006	June 30, 2006
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$7,324	$7,845
Accounts receivable	3,427	2,486
Prepaid and other current assets	380	316

Total current assets	11,131	10,647

Property and equipment (net of accumulated
depreciation of $647 and $552, respectively)	1,950	2,015
Security deposits	754	749
Investments in technology-related businesses (Notes 2,7(a))	157	157

Total assets	$13,992	$13,568

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,340	$1,423
Accrued compensation and benefits	2,060	2,068

Total current liabilities	3,400	3,491

Deferred rent	977	1,011
Sub-tenant security deposit	211	211

Total liabilities	4,588	4,713

Commitments and contingencies (Note 6 )

Stockholders' equity: (Notes 2,7(a), (b))
Preferred stock, $1 par value per share, 1,000,000
shares authorized; none issued	-	-
Common stock, $0.01 par value per share, 60,000,000
shares authorized; 19,671,932 and 19,153,996
shares issued and outstanding, respectively	196	191
Additional paid-in capital	30,803	28,500
Accumulated deficit	(14,289)	(13,251)
Unearned share-based compensation	(7,306)	(6,585)

Total stockholders' equity	9,404	8,855

Total liabilities and stockholders' equity	$13,992	$13,568

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in thousands, except per share data)

	Three Months Ended September 30,
	2006	2005
Revenues:
Investment advisory and management fees	$4,318	$1,780

Operating expenses:
Employee related costs (excluding share-
based compensation)	2,836	1,711
Share-based compensation	1,587	1,184
General, administrative and occupancy	780	563
Professional fees and services	304	218
Depreciation and amortization	95	80
Total operating expenses	5,602	3,756

Loss from operations	(1,284)	(1,976)

Other income (expense):
Interest and other income	246	213
Realized gain on investment	-	51

Total other income	246	264

Loss before income taxes	(1,038)	(1,712)

Provision for (benefit from) income taxes	-	-

Net loss	$(1,038)	$(1,712)

Basic and diluted earnings (loss) per share	$(0.05)	$(0.09)
Weighted average shares outstanding:
Basic	19,517	18,349
Diluted	19,517	18,349

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
( in thousands)

	Common Stock		Additional Paid-in	Accumulated	Unearned Share-Based
	Shares	Amount	Capital	Deficit	Compensation	Totals
Balances at June 30, 2005	18,258	$182	$24,404	$(7,529)	$(7,480)	$9,577

Net issuance of restricted common stock	812	8	3,767	-	(3,285)	490
Amortization of unearned share-based
compensation	-	-	-	-	4,180	4,180
Issuance of common stock
upon exercise of stock options	84	1	329	-	-	330
Net loss	-	-	-	(5,722)	-	(5,722)
Balances at June 30, 2006	19,154	191	28,500	(13,251)	(6,585)	8,855

Net issuance of restricted common stock	518	5	2,303	-	(2,066)	242
Amortization of unearned share-based
compensation	-	-	-	-	1,345	1,345
Net loss	-	-	-	(1,038)	-	(1,038)
Balances at September 30, 2006
(Unaudited)	19,672	$196	$30,803	$(14,289)	$(7,306)	$9,404

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Three Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(1,038)	$(1,712)
Adjustments to reconcile net loss to net cash
used in operating activities:
Share-based compensation	1,587	1,184
Depreciation and amortization	95	80
Realized gain on investment	-	(51)
Increase in operating assets:
Accounts receivable	(941)	(394)
Prepaid and other current assets	(49)	(54)
(Decrease) increase in operating liabilities:
Accounts payable and accrued liabilities	(83)	69
Accrued compensation and benefits	(8)	-
Deferred rent	(34)	131
Net cash used in operating activities	(471)	(747)

Cash flows from investing activities:
Capital expenditures	(30)	(124)
Security deposits	(5)	1
Proceeds from investment	-	51
Net cash used in investing activities	(35)	(72)

Cash flows from financing activities:
Preferred stock issuance costs	(15)	-
Net cash used in financing activities	(15)	-

Net decrease in cash and cash
equivalents	(521)	(819)
Cash and cash equivalents at beginning of period	7,845	8,550
Cash and cash equivalents at end of period	$7,324	$7,731

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Organization

Business

Epoch Holding Corporation ("Epoch" or the "Company"), a Delaware corporation, is a holding company whose line of business is investment advisory and investment management services. The operations of the Company are conducted through its wholly-owned subsidiary, Epoch Investment Partners, Inc. ("EIP"), which was acquired in a business combination that was completed on June 2, 2004 as more fully described below. EIP is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"). EIP provides investment advisory and investment management services to retirement plans, mutual funds, endowments, foundations and high net worth individuals. Headquartered in New York City, with an office in Sherman Oaks, CA, the Company’s current product offerings include U.S. All Cap Value, U.S. Value, U.S. Small Cap Value, Global Small Cap Value, Global Absolute Return, International Small Cap, Balanced Portfolios, and Global Equity Shareholder Yield.

Company Structure

Operations commenced under the existing structure on June 2, 2004 when a subsidiary of J Net Enterprises, Inc. ("J Net", whose name was subsequently changed to Epoch Holding Corporation in November 2004), merged with EIP in a business combination which resulted in the former EIP stockholders acquiring 51% of the issued and outstanding equity securities of J Net immediately following the merger. As a result of the majority of ownership interest in the Company being held by the former EIP stockholders, the business combination was accounted for as a reverse merger. Under generally accepted accounting principles in the United States of America, the legally acquired company (in this case, EIP) became the surviving entity for financial reporting purposes. EIP was formed on April 14, 2004 and did not have a predecessor business.

Business segments

The Company's line of business is the investment advisory and investment management business. There are no other operating or reportable segments.

Note 2 - Significant Accounting Policies

Basis of presentation

The unaudited condensed consolidated financial statements of the Company included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial condition and interim results of operations have been made. The results for the interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company’s unaudited condensed consolidated financial statements and the related notes should be read together with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

Principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period financial statements to conform with the current period presentation.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions impact the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of these condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Fair value of financial instruments

The carrying value of the Company's cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates fair value due to their short-term nature.

Cash equivalents

Cash equivalents are liquid investments primarily comprising debt and money market instruments with maturities of three months or less when acquired. Cash equivalents are stated at cost, which approximates fair value due to their short maturity.

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

Property and equipment

The cost of leasehold improvements are capitalized and such costs are amortized on a straight-line basis over the shorter of their estimated useful lives or lease term, as applicable. All other capital assets are recorded at cost and such costs are depreciated on a straight-line basis over their estimated useful lives. Generally, the useful lives are approximately 3 to 7 years for equipment and 10 years for leasehold improvements and exclude option periods, if any. Repairs and maintenance are charged to expense as incurred. Property sold or retired is eliminated from the accounts in the period of disposition.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Investments in technology-related businesses

The Company holds minority investments in a few privately held, active technology-related companies. Ownership in these companies range from less than 1% to 19.9%. As of September 30, 2006, the Company also held investments in several inactive technology-related companies. The Company uses the cost method to account for the above investments. Only one such investment, Tellme Networks, Inc., had any value ascribed to it at September 30, 2006. Subsequent to September 30, 2006, one of the privately held, active technology-related companies, eStara, Inc., was acquired by a publicly traded technology company. See Note 7 (a), "Subsequent Events - eStara Transaction," for further discussion.

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

The Company recorded gains of $51 thousand from one of the inactive technology-related companies during the quarter ended September 30, 2005. There are no plans to make additional investments in technology-related businesses. Furthermore, the Company intends to divest its existing investments in technology-related companies in the foreseeable future. The Company may realize proceeds from divestitures of investments whose carrying value had previously been written down to zero. The amount of proceeds from such divestitures is not readily determinable, except for the eStara, Inc. transaction, and may be material to the Company’s financial position, results of operations, and cash flows.

Revenue recognition

Investment advisory and management fees are generally recognized as services are provided pursuant to specific terms contained in advisory or sub-advisory contracts between EIP and its clients. Such contracts generally call for revenue to be determined as a percentage of Assets Under Management (“AUM”). Generally, fees are billed on a quarterly basis, in arrears, based on the account’s net asset value at the end of a quarter. Advance payments, if received, are deferred and recognized during the periods for which services are provided.

The Company performs services for mutual funds under advisory and sub-advisory contracts. Fees for these contracts are calculated based upon the daily net asset values of the respective fund. Generally, advisory payments from the mutual funds are received monthly, while sub-advisory payments are received quarterly.

The Company also has certain contracts which contain "incentive clauses" that allow the Company to collect additional fees in the event that investment returns meet or exceed targeted amounts specified in the contracts. Revenues for these incentives are recognized only when such performance targets are met or exceeded at the end of the contract’s year, typically at the end of each calendar year. Due to the inability to forecast financial markets, no revenues are recognized until the contract year ends, even when investment returns are exceeding the contractual targets within the contract year.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Share-based compensation

Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”), which requires employee and qualifying director share-based payments to be accounted for using the fair value method. The fair value of the Company’s restricted stock awards is based on the closing price of the Company’s common stock at the grant date. Share-based compensation costs related to equity instruments are charged against income ratably over the fixed vesting period for the related equity instruments, with the initial charge generally recorded in the first full month following the grant. The Company’s accounting treatment of restricted stock awards under SFAS 123R is consistent with that of the Company’s previous policies under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and the pro forma disclosures required in accordance with SFAS 123, Accounting for Stock-Based Compensation. The adoption of this standard did not have a material effect on the Company’s financial statements.

Under the modified prospective method transition of SFAS 123R, compensation costs related to any non-vested portion of stock option awards outstanding at the adoption date are based on the grant date fair value of those awards. Since all stock options previously granted under the Company’s plan that expired on September 30, 2002 were fully vested prior to June 30, 2004, there are no deferred compensation costs resulting from stock options to be accounted for on a prospective basis. There were no further stock options issued for all periods presented.

Income taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes ("SFAS 109"). SFAS 109 requires that deferred tax assets and liabilities arising from temporary differences between book and tax basis be recognized using the enacted statutory tax rates and laws that will be in effect when such differences are expected to reverse. In the case of deferred tax assets, SFAS 109 requires a reduction in deferred tax assets if it is more likely than not that some portion of the deferred tax assets will not be realized.

Earnings (loss) per common share

Basic earnings (loss) per share (“EPS”) is calculated by dividing net earnings (loss) applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect, if any, of the common stock deliverable pursuant to stock options.

Recently issued accounting standards

On June 7, 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections ("SFAS No. 154"), replacing APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 alters the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS No. 154 did not have a material effect on the Company’s condensed consolidated financial position, results of operations, or cash flows, as it did not make any voluntary accounting changes.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold that a tax position must meet to be recognized in the financial statements. FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 must be implemented for fiscal years beginning after December 15, 2006. Early application is permitted. The Company is evaluating the effect, if any, the adoption of FIN 48 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application permitted. The Company is evaluating the provisions of SFAS 157 and the potential effect, if any, on its consolidated financial statements.

Note 3 - Accounts Receivable

The Company's accounts receivable balances do not include an allowance for doubtful accounts and there have been no bad debt expenses recognized during the quarters ended September 30, 2006 and 2005, respectively. These receivables are advisory and sub-advisory service fees, and management believes they are fully collectible.

Significant customers and contracts

For the three months ended September 30, 2006, two customers accounted for 41% of consolidated revenues. CI Investments Inc. (“CI”), a Canadian-owned investment management company, accounted for approximately 19%, while Genworth Financial Asset Management, Inc. (“Genworth”), an investment adviser, through its investments in the Epoch International Small Cap Fund (“EPIEX”) and the Epoch Global Equity Shareholder Yield Fund (“EPSYX”), as well as separate account mandates, accounted for approximately 22%. The Company's services and relationships with these clients are important to the Company's ongoing growth strategy, and retention of these customers is significant to the ongoing results of operations and liquidity of the Company.

During the three months ended September 30, 2005, two customers accounted for 42% of consolidated revenues. CI accounted for approximately 25%, while Genworth, through its investments in EPIEX, as well as separate account mandates, accounted for approximately 17%.

Note 4 - Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted average number of common and common equivalent shares outstanding during the period. The calculation of diluted earnings (loss) per share excluded 1,130,000 and 1,267,500 issued and outstanding stock options at September 30, 2006 and 2005, respectively, as their effect was antidilutive.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 5 -Income Taxes

The Company completed a reverse merger business combination with EIP on June 2, 2004. As a result, the ability to utilize certain net operating loss carryfowards ("NOLs") became limited as a result of a greater than 50% change in ownership. These limitations are covered by Section 382 of the Internal Revenue Code ("IRC"). Section 382 limits the annual utilization of NOLs accumulated prior to the ownership change to a percentage of the acquired entity's fair value at the time of the change in ownership. As a result, the Company's ability to utilize accumulated NOLs to their full extent prior to their expiration cannot be reasonably assured. Until profitability can be achieved, and utilization of NOLs can be more definitive, the Company has provided a full valuation allowance on its accumulated NOLs and other net tax assets.

Note 6 - Commitments and Contingencies

Employment agreements

There are no employment contracts with any officers of the Company. There are written agreements with certain employees, which provide for sales commissions or bonuses, subject to the attainment of certain performance criteria or continuation of employment. Such commitments under the various agreements totaled approximately $1.3 million at September 30, 2006 and are accrued over the applicable service period. Of this amount, approximately $0.1 million represents restricted stock awards to be issued during the fiscal year ending June 30, 2007.

The Company is obligated to enter into an employment agreement with its Chief Executive Officer prior to June 2, 2007, the third anniversary of the business combination with EIP. Terms of the contract are to be customary for Chief Executive Officers of peer group companies and must be reviewed and approved by the Company's Compensation Committee.

Legal matters

From time to time, the Company or its subsidiaries may become parties to claims, legal actions and complaints arising in the ordinary course of business. Management is not aware of any claims which would have a material adverse effect on its condensed consolidated financial statements.

Note 7 - Subsequent Events

(a) eStara Transaction:

During the fiscal year ended June 30, 2000, J Net, the predecessor company to Epoch, made a $4.0 million investment in eStara, Inc. ("eStara"), a technology-related company that provides conversion and tracking solutions to enhance on-line sales. This investment comprised 373,376 shares of Series C-1 and 553,893 shares of Series C-2, respectively, 8% cumulative convertible redeemable preferred stock. As there was no readily available market for the securities and the investment represented less than a 20% interest in eStara, the securities were valued at the Company’s initial cost. During the fiscal years ended June 30, 2001 and 2002, the carrying value of this investment was deemed to be impaired by J Net’s management and written down. During the fiscal year ended June 30, 2003, J Net’s management concluded its ability to recover its investment was remote and wrote off the remaining carrying value. Accordingly, this investment had no carrying value at September 30, 2006. Additionally, no dividends had been paid through September 30, 2006.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On October 2, 2006, eStara was acquired by Art Technology Group, Inc. (NASDAQ ticker symbol “ARTG”). Under the terms of the agreement, ARTG acquired all of the outstanding common stock, preferred stock, and vested and unvested stock options of eStara for approximately 15.3 million shares of ARTG common stock, $2.0 million in cash, and up to an additional $6.0 million in potential earn-out payments.

The merger transaction will have a material impact on the Company's financial position, shareholders' equity, and results of operations during the quarter ending December 31, 2006.

As a result of the above-mentioned merger, the Company, as holder of the preferred stock of eStara, will receive an amount per share equal to the original issue price, plus the amount of any unpaid cumulative dividends. Also, the Company is entitled to its approximately 5% proportionate share of remaining merger consideration. Accordingly, the Company will receive approximately 2,458,000 common shares of ARTG as well as $321 thousand in cash. Additional lesser amounts, up to $150 thousand, may also be realized, pursuant to the earn-out provisions of the merger. The shares to be received from ARTG are subject to a lock-up agreement pursuant to which the shares will be released from the lock-up in equal monthly installments over a period of 12 months, beginning three months after the October 2, 2006 closing.

If the transaction had closed on the last business day of the quarter ended September 30, 2006, the Company would have had increases in both total assets and stockholders’ equity of approximately $6.6 million. Based on the quarter end closing price of $2.56 per share for ARTG, this increase in total assets comprises approximately $6.3 million in ARTG stock and $0.3 million in cash. Approximately $4.0 million will be recognized as other comprehensive income, a component of stockholders’ equity. Approximately $2.4 million and $0.2 million will be recognized as dividend income and realized gains, respectively, through the Statement of Operations. The Company will treat the investment in ARTG stock as available-for-sale securities.

(b) Preferred Stock Issuance:

On November 6, 2006, Epoch Holding Corporation ("Epoch" or the "Company") entered into a Securities Purchase Agreement (the "Purchase Agreement") with General American Investors Company, Inc. ("GAM" or the "Purchaser"), whereby GAM invested $10 million in Epoch and Epoch issued GAM 10,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock").

The Company intends to use the proceeds for general business purposes and to support the Company's future growth. No placement or other broker fees were paid in connection with this transaction.

The Series A Convertible Preferred Stock has an annual cumulative cash dividend of 4.60%, payable semi-annually on June 30 and December 31, the first payment being December 31, 2006. These securities are convertible, in whole or in part at any time, into shares of the Company's common stock at a fixed conversion price of $6.00 per share, or 1,666,667 common shares in total.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The conversion price of $6.00 per common share contains a beneficial conversion feature of $0.42 per share to the November 6, 2006 closing price of $6.42. This beneficial conversion feature, which is the difference between the above closing price and the conversion price, will be fully charged to retained earnings (accumulated deficit) at the date of closing. A corresponding amount will be credited to additional paid-in capital.

Upon the five year anniversary of the closing of the transaction, there is an automatic conversion into shares of the Company's common stock at the fixed conversion price. The Series A Convertible Preferred Stock also contains an automatic conversion provision upon a change in control (as defined in the Certificate of Designation), as well as customary conversion price adjustments for stock combinations, stock splits, stock dividends and other similar events.

Prior to the conversion, the number of shares of common stock issuable upon the conversion of the Series A Preferred Stock will have no effect on the Company's basic earnings per share calculation, but shall be included in its diluted earnings per share calculation. Upon conversion, the issuable shares of common stock shall be included in the calculation of both the basic and diluted earnings per share.

The holders of the Series A Preferred Stock generally have voting rights equivalent to the holders of the Company's common stock, and will be entitled to vote on an as-converted basis (1,666,667 shares) with the holders of the common stock together as a single class. The Series A Preferred Stock also provides for customary preference upon a Liquidation, as defined in the Certificate of Designation.

The Series A Preferred Stock was offered and sold to the Purchaser in a private placement transaction in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and the rules and regulations of the Securities and Exchange Commission (the "SEC") promulgated thereunder, including Regulation D. The Purchaser is an accredited investor as defined in Rule 501 of Regulation D under the Securities Act.

The Series A Convertible Preferred Stock is not registered under the Securities Act. The common stock into which the Series A Preferred Stock will be convertible may not be offered or sold in the U.S. absent registration or an applicable exemption from registration requirements.

In connection with the Purchase Agreement, the Company and GAM also entered into a Registration Rights Agreement, dated November 7, 2006, in which, among other things, the Company agreed to prepare, and, within sixty (60) calendar days after the closing date, file with the SEC a registration statement covering the resale by GAM of the shares of common stock underlying the Series A Convertible Preferred Stock.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Set forth on the following pages is management’s discussion and analysis of our financial condition and results of operations for the three months ended September 30, 2006 and September 30, 2005. Such information should be read in conjunction with our unaudited condensed consolidated financial statements together with the notes to the unaudited condensed consolidated financial statements as well as our Annual Report on Form 10-K for the Fiscal year ended June 30, 2006. When we use the terms the “Company”, “management”, “we”, “us”, and “our”, we mean Epoch Holding Corporation, a Delaware corporation, and its consolidated subsidiaries.

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

Overview

Epoch Holding Corporation ("Epoch" or the "Company") is a holding company whose line of business is investment advisory and investment management services. The operations of the Company are conducted through its wholly-owned subsidiary, Epoch Investment Partners, Inc. ("EIP"). EIP is a registered investment advisor under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act").

Critical Accounting Policies

Our significant accounting policies are described in Note 2 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006. A discussion of critical accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006. There were no significant changes in our critical accounting policies during the three months ended September 30, 2006.

Company Structure

Operations commenced under the existing structure on June 2, 2004 when a subsidiary of J Net Enterprises, Inc. ("J Net", whose name was subsequently changed to Epoch Holding Corporation in November 2004), merged with EIP in a business combination which resulted in the former EIP stockholders acquiring 51% of the issued and outstanding equity securities of J Net immediately following the merger. As a result of the majority of ownership interest in the Company being held by the former EIP stockholders, the business combination was accounted for as a reverse merger. Under generally accepted accounting principles in the United States of America, the legally acquired company (in this case, EIP) became the surviving entity for financial reporting purposes. EIP was formed on April 14, 2004 and did not have a predecessor business.

Results of operations - three months ended September 30, 2006 and 2005

Financial Highlights

The Company continued to achieve positive operating leverage for the quarter ended September 30, 2006, which is defined as the total revenue growth rate that exceeds the rate of growth of expenses. Total operating revenue increased by approximately 140% from $1.8 million to $4.3 million, while total operating expenses increased by 49%. Operating margins, while still negative, continue to improve and approach break-even levels. The main driver of this positive trend was the significant increase in Assets Under Management (“AUM”). The Company finished the quarter ended September 30, 2006 with AUM of $3.85 billion, more than doubling AUM of $1.77 billion at the end of the same quarter a year ago.

For the quarter ended September 30, 2006, the Company recorded a net loss of $1.0 million, an improvement of $0.7 million, or 41%, from a net loss of $1.7 million for the same period a year ago. Basic and diluted loss per share was $.05 per share for the quarter ended September 30, 2006, an improvement of 44% from a loss of $.09 per share for the same period a year ago.

Business Environment

As an investment advisory and management firm, our results of operations can be directly impacted by global market, political, and economic trends. A favorable business environment can be depicted by several factors, including strong business profitability, robust investor confidence, low unemployment, and financial market transparency. These factors can directly affect capital appreciation, which in turn, impacts our investment management and advisory business.

The global market environment towards the end of the quarter ended September 30, 2006 became increasingly favorable, and ended the quarter stronger than it had begun. Optimism about the U.S. economy began to increase as energy prices began to fall and the Federal Reserve did not continue to increase interest rates. These factors led to a stock market rally that lasted through the quarter. For the quarter ended September 30, 2006, the S&P 500 increased by 5.2%, while the Dow Industrials and NASDAQ increased by 4.7% and 4.0%, respectively. This environment was favorable to our business as market appreciation contributed to approximately 25% of the increase in Assets Under Management (“AUM”) for the quarter ended September 30, 2006.

Assets Under Management and Flows (in millions)

	Three Months Ended September 30,
	2006	2005
Beginning of period assets	$3,253	$1,401
Net Inflows/(Outflows)	433	284
Market Appreciation	161	85
End of period assets	$3,847	$1,770

AUM increased to $3.85 billion at September 30, 2006, from $1.77 billion at September 30, 2005. This increase was primarily attributable to the ongoing expansion of the Company’s client base.

The following chart shows the Company’s investment products as a percentage of AUM as of September 30, 2006:

The table and charts that follow set forth the amount of AUM by distribution channel:

Assets Under Management (AUM) By Distribution Channel
(Dollars in Millions)

	As of September 30,		Amount	Percent
Distribution Channel:	2006	2005	Increased	Increased
Sub-advisory	$1,868	$1,215	$653	53.7%
Institutional	1,681	273	1,408	515.8%
High net worth	298	282	16	5.7%
Total AUM	$3,847	$1,770	$2,077	117.3%

As a result of the increase in AUM from the prior year period, the percentage of assets under management from CI Mutual Funds, Inc. of Canada ("CI"), a significant sub-advisory customer, declined to approximately 39% at September 30, 2006 from approximately 50% at September 30, 2005.

Revenues

Total revenues from investment advisory and management services for the three months ended September 30, 2006 were $4.3 million, more than doubling fees earned from the same period a year ago. This increase was attributable to the increase in assets under management, led primarily by an increase in institutional and sub-advisory mandates. We expect this positive revenue trend to continue during the next quarter as AUM levels are significantly higher than comparative periods from the prior year.

For the three months ended September 30, 2006, CI accounted for approximately 19% of revenues, while Genworth Financial Asset Management, Inc. (“Genworth”), an investment adviser, through its investments in the Epoch International Small Cap Fund (“EPIEX”) and the Epoch Global Equity Shareholder Yield Fund (“EPSYX”), as well as separate account mandates, accounted for approximately 22% of revenues.

For the three months ended September 30, 2005, CI accounted for approximately 25% of revenues, while Genworth, through its investments in EPIEX, as well as separate account mandates, accounted for approximately 17%.

Employee related costs (excluding share-based compensation)

Expenses in this category include salaries, benefits, incentive compensation, signing bonuses and commission expenses. For the three months ended September 30, 2006, these expenses were $2.8 million, an increase of $1.1 million or 65% from $1.7 million for the three months ended September 30, 2005. Increased employee headcount to support the growth and expansion of the business was the primary reason for this increase. We expect the level of overall employee related costs to increase in future periods due to changes in staffing levels to support the growth and expansion of our business.

Share-based compensation

Share-based compensation for the three months ended September 30, 2006 was $1.6 million, up $0.4 million or approximately 34% from $1.2 million for the three months ended September 30, 2005. Share-based compensation includes 5.5 million shares of restricted stock that were issued to employee owners associated with the acquisition of EIP, as well as restricted stock issued to employees during fiscal years 2005 and 2006, and the three months ended September 30, 2006. The increase from the same quarter a year ago is primarily attributable to the increase in employees.

Share-based compensation expense is recognized ratably over the three-year vesting period of those awards, in accordance with their underlying vesting provisions. In the three months ended September 30, 2006 and 2005, 460,658 and 471,792 shares of restricted stock, respectively, were issued to employees. A total of 57,582 and 58,974 shares of the awards, or approximately 12.5% of the shares issued in the three months ended September 30, 2006 and 2005, respectively, were immediately vested. The remaining 87.5% of the shares vest ratably over the subsequent three years. Approximately 8,950 shares were forfeited by terminated employees in the three months ended September 30, 2006. There were no forfeitures in the three months ended September 30, 2005.

During the three months ended September 30, 2006 and September 30, 2005, 66,228 and zero shares, respectively, were granted to directors of the Company. The prior year’s director awards were granted in the quarter preceding September 30, 2005. The recently issued directors' shares vest over one year. The prior years’ issued directors’ shares are subject to a three-year vesting period and vest one-third each year, or immediately in the event of death or disability. Prospective director stock awards will vest over one year. Share-based compensation expense is recognized ratably over the respective vesting period, in accordance with their underlying vesting provisions.

General, administrative and occupancy expenses

These expenses consist primarily of office rentals, travel and entertainment, advertising and marketing, information technology expenses, utilities, insurance, and other office related expenses. For the three months ended September 30, 2006 such fees were $0.8 million, an increase of $0.2 million, or 39% from the comparable period a year ago. Increased insurance costs as a result of increased insurance coverage as well as higher advertising costs as a result of an increase in marketing efforts were the primary reasons for this increase. We expect occupancy expenses to be higher in fiscal year 2007 as we anticipate obtaining additional office space during the fiscal year.

Professional fees and services

These expenses consist primarily of outside legal fees for Securities and Exchange Commission compliance and general corporate legal affairs, independent accountants' fees, and other professional services. For the three months ended September 30, 2006 such fees were $0.3 million, an increase of $0.1 million, or 39% from the comparable period a year ago. An increase in legal fees as well as public relations fees were the primary reasons for this increase.

Depreciation and amortization

Depreciation and amortization increased to $95 thousand in the three months ended September 30, 2006, an increase of $15 thousand from $80 thousand in the three months ended September 30, 2005.

Other income

Other income includes interest earnings from cash and cash equivalents, rental income from subleased office space in New York, and realized gains on investments. For the three months ended September 30, 2006, other income decreased to $246 thousand, a decrease of $18 thousand from $264 thousand for the three months ended September 30, 2005. The Company anticipates an increase in other income during the next quarter as a result of interest income earned on the $10 million of private placement proceeds received on November 7, 2006. See “Subsequent Events - Preferred Stock Issuance” discussion which follows.

Liquidity and Capital Resources

A summary of cash flow data for the quarters ended September 30, 2006 and 2005, respectively, is as follows (in thousands):

	September 30,
	2006	2005
Cash flows used in:
Operating activities	$(471)	$(747)
Investing activities	(35)	(72)
Financing activities	(15)	-
Net decrease in cash and cash equivalents	(521)	(819)
Cash and cash equivalents at beginning of period	7,845	8,550
Cash and cash equivalents at end of the period	$7,324	$7,731

Sources of funds for the Company's operations are derived from investment advisory and investment management fees, interest on the Company's cash and cash equivalents and sublease income. As of September 30, 2006, the Company had $7.3 million of cash and cash equivalents and $3.4 million of accounts receivable to fund its business growth strategy. Accounts payable and accrued liabilities, which consist of professional fees, trade payables and other liabilities were $1.3 million. Accrued compensation and benefits, which consist primarily of accrued employee bonuses and sales commissions, were $2.1 million. There was no debt and management does not foresee any reason to incur debt unless a significant business opportunity warrants such action.

The Company’s business does not require it to maintain significant capital balances. The Company’s current financial condition is highly liquid, with cash and cash equivalents comprising approximately 52% of its total assets at September 30, 2006.

The Company expects to continue to increase staff to support the growth and expansion of its business and the related distribution efforts for its products. Despite the occurrence of operating losses in the quarter ended September 30, 2006, management believes the existing cash and cash equivalents are adequate to provide the necessary resources to meets its operating needs for the foreseeable future as well as to implement its growth objectives.

The Company’s liquidity position further strengthened subsequent to September 30, 2006, as a result of the November 7, 2006 private placement - see “Subsequent Events- Preferred Stock Issuance” discussion which follows. The Company believes that the proceeds from the private placement, when combined with its current cash position, will enable the Company to accelerate its growth objectives.

Preferred Dividends

As a result of the November 7, 2006 private placement - see “Subsequent Events - Preferred Stock Issuance” discussion which follows - the Company will pay semi-annual dividends on newly issued Series A Convertible Preferred Stock on December 31 and June 30 of each year. The Company expects to pay approximately $70 thousand in preferred dividends at the end of the next fiscal quarter, which represents dividends for the period from November 7, 2006 to December 31, 2006.

Working Capital

The Company’s working capital and current ratio (current assets divided by current liabilities) for the quarter ended September 30, 2006 and recent fiscal year ended June 30, 2006 is set forth in the table below (dollars in thousands):

	September 30, 2006	June 30, 2006	Increase (decrease)	Percent Change
	(dollars in thousands)
Current Assets	$11,131	$10,647	$484	4.5%
Current Liabilities	3,400	3,491	(91)	(2.6%)
Working Capital	$7,731	$7,156	$575	8.0%
Current Ratio	3.27	3.05	0.22	7.2%

Contractual Obligations

The Company's primary headquarters and operations are located in New York, New York. Business is conducted at a location with approximately 10,000 square feet under a long-term lease that expires in September 2015.

The Company is also the primary party to another lease in New York, New York which expires in December 2010. This property is subleased to an unrelated third party. While the Company remains responsible for obligations under the lease, the sublease income, net of profit sharing with the landlord, more than offsets the Company's obligations under this lease. The subtenant has performed its obligations under the sublease agreement and the Company is not aware of any credit issues with the subtenant. As of September 30, 2006, the remaining future minimum payments under this lease total approximately $2.0 million. Future minimum receipts from the subtenant, net of profit sharing with the landlord, total $2.3 million as of September 30, 2006.

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

Summary of Contractual Obligations

The following table summarizes all contractual obligations, including the aforementioned office leases (in thousands):

	Remaining Payments in	Payments Due In Fiscal Years Ended June 30,
	2007	2008 -2009	2010 - 2011	2012 and thereafter	Total
Primary New York operations	$499	$1,333	$1,369	$3,047	$6,248
Subleased location	360	961	641	-	1,962
Other office locations	24	-	-	-	24
Other operating leases	24	30	11	-	65
Total obligations	907	2,324	2,021	3,047	8,299
Sublease income	(418)	(1,148)	(765)	-	(2,331)
Net obligations	$489	$1,176	$1,256	$3,047	$5,968

Off-Balance Sheet Arrangements

As of September 30, 2006 the Company had no off-balance sheet arrangements.

New Accounting Pronouncements

On June 7, 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections ("SFAS No. 154"), replacing APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 alters the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS No. 154 did not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows, as it did not make any voluntary accounting changes.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold that a tax position must meet to be recognized in the financial statements. FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 must be implemented for fiscal years beginning after December 15, 2006. Early application is permitted. The Company is evaluating the effect, if any, the adoption of FIN 48 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application permitted. The Company is evaluating the provisions of SFAS 157 and the potential effect, if any, on its consolidated financial statements.

Subsequent Events

eStara Transaction:

During the fiscal year ended June 30, 2000, J Net, the predecessor company to Epoch, made a $4.0 million investment in eStara, Inc. ("eStara"), a technology-related company that provides conversion and tracking solutions to enhance on-line sales. This investment comprised 373,376 shares of Series C-1 and 553,893 shares of Series C-2, respectively, 8% cumulative convertible redeemable preferred stock. As there was no readily available market for the securities and the investment represented less than a 20% interest in eStara, the securities were valued at the Company’s initial cost. During the fiscal years ended June 30, 2001 and 2002, the carrying value of this investment was deemed to be impaired by J Net’s management and written down. During the fiscal year ended June 30, 2003, J Net’s management concluded its ability to recover its investment was remote and wrote off the remaining carrying value. Accordingly, this investment had no carrying value at September 30, 2006. Additionally, no dividends had been paid through September 30, 2006.

On October 2, 2006, eStara was acquired by Art Technology Group, Inc. (NASDAQ ticker symbol “ARTG”). Under the terms of the agreement, ARTG acquired all of the outstanding common stock, preferred stock, and vested and unvested stock options of eStara for approximately 15.3 million shares of ARTG common stock, $2.0 million in cash, and up to an additional $6.0 million in potential earn-out payments.

The merger transaction will have a material impact on the Company's financial position, shareholders' equity, and results of operations during the quarter ending December 31, 2006.

As a result of the above-mentioned merger, the Company, as holder of the preferred stock of eStara, will receive an amount per share equal to the original issue price, plus the amount of any unpaid cumulative dividends. Also, the Company is entitled to its approximately 5% proportionate share of remaining merger consideration. Accordingly, the Company will receive approximately 2,458,000 common shares of ARTG as well as $321 thousand in cash. Additional lesser amounts, up to $150 thousand, may also be realized, pursuant to the earn-out provisions of the merger. The shares to be received from ARTG are subject to a lock-up agreement pursuant to which the shares will be released from the lock-up in equal monthly installments over a period of 12 months, beginning three months after the October 2, 2006 closing.

If the transaction had closed on the last business day of the quarter ended September 30, 2006, the Company would have had increases in both total assets and stockholders’ equity of approximately $6.6 million. Based on the quarter end closing price of $2.56 per share for ARTG, this increase in total assets comprises approximately $6.3 million in ARTG stock and $0.3 million in cash. Approximately $4.0 million will be recognized as other comprehensive income, a component of stockholders’ equity. Approximately $2.4 million and $0.2 million will be recognized as dividend income and realized gains, respectively, through the Statement of Operations. The Company will treat the investment in ARTG stock as available-for-sale securities.

Preferred Stock Issuance:

On November 6, 2006, Epoch Holding Corporation ("Epoch" or the "Company") entered into a Securities Purchase Agreement (the "Purchase Agreement") with General American Investors Company, Inc. ("GAM" or the "Purchaser"), whereby GAM invested $10 million in Epoch and Epoch issued GAM 10,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock").

The Company intends to use the proceeds for general business purposes and to support the Company's future growth. No placement or other broker fees were paid in connection with this transaction.

The Series A Convertible Preferred Stock has an annual cumulative cash dividend of 4.60%, payable semi-annually on June 30 and December 31, the first payment being December 31, 2006. These securities are convertible, in whole or in part at any time, into shares of the Company's common stock at a fixed conversion price of $6.00 per share, or 1,666,667 common shares in total.

The conversion price of $6.00 per common share contains a beneficial conversion feature of $0.42 per share to the November 6, 2006 closing price of $6.42. This beneficial conversion feature, which is the difference between the above closing price and the conversion price, will be fully charged to retained earnings (accumulated deficit) at the date of closing. A corresponding amount will be credited to additional paid-in capital.

Upon the five year anniversary of the closing of the transaction, there is an automatic conversion into shares of the Company's common stock at the fixed conversion price. The Series A Convertible Preferred Stock also contains an automatic conversion provision upon a change in control (as defined in the Certificate of Designation), as well as customary conversion price adjustments for stock combinations, stock splits, stock dividends and other similar events.

Prior to the conversion, the number of shares of common stock issuable upon the conversion of the Series A Preferred Stock will have no effect on the Company's basic earnings per share calculation, but shall be included in its diluted earnings per share calculation. Upon conversion, the issuable shares of common stock shall be included in the calculation of both the basic and diluted earnings per share.

The holders of the Series A Preferred Stock generally have voting rights equivalent to the holders of the Company's common stock, and will be entitled to vote on an as-converted basis (1,666,667 shares) with the holders of the common stock together as a single class. The Series A Preferred Stock also provides for customary preference upon a Liquidation, as defined in the Certificate of Designation.

The Series A Preferred Stock was offered and sold to the Purchaser in a private placement transaction in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and the rules and regulations of the Securities and Exchange Commission (the "SEC") promulgated thereunder, including Regulation D. The Purchaser is an accredited investor as defined in Rule 501 of Regulation D under the Securities Act.

The Series A Convertible Preferred Stock is not registered under the Securities Act. The common stock into which the Series A Preferred Stock will be convertible may not be offered or sold in the U.S. absent registration or an applicable exemption from registration requirements.

In connection with the Purchase Agreement, the Company and GAM also entered into a Registration Rights Agreement, dated November 7, 2006, in which, among other things, the Company agreed to prepare, and, within sixty (60) calendar days after the closing date, file with the SEC a registration statement covering the resale by GAM of the shares of common stock underlying the Series A Convertible Preferred Stock.

 Factors Which May Affect Future Results

There are numerous risks which may affect the results of operations of the Company. Factors which could affect the Company's success include, but are not limited to, the Company's limited operating history in the investment advisory and investment management business, the ability to attract and retain clients, performance of the financial markets and invested assets managed by the Company, retention of key employees, misappropriation of assets and information by employees, system failures, significant changes in regulations, the costs of compliance associated with existing regulations and the penalties associated with non-compliance, and the risks associated with loss of key members of the management team.

In addition, the Company's ability to expand or alter its product offerings, whether through acquisitions or internal development is critical to its long-term success and has inherent risks. This success is dependent on the ability to identify and fund those products or acquisitions on terms which are favorable to the Company. There can be no assurance that any of these operating factors or acquisitions can be achieved or, if undertaken, will be successful.

These and other risks related to our Company are discussed in greater detail under Part I, Item 1A. "Risk Factors" in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Investment advisory and management fees

The Company’s exposure to market risk is directly related to its role as an investment adviser for the separate accounts and mutual funds the Company manages. The revenues earned under these agreements are typically based on the market value of AUM. AUM can be affected by changes in interest rates, fluctuations in financial markets, and fluctuations in foreign currency. Accordingly, a decline in the prices of securities may cause the Company’s revenue to decline by:

-	causing the value of AUM to decrease, which would result in lower investment advisory and management fees.

-
causing the Company’s clients to withdraw funds in favor of investments that they perceive as offering greater reward or lower risk, which would also result in lower investment advisory and management fees.

Cash and cash equivalents

Cash and cash equivalents, including instruments which earn interest over short periods of time (7-35 days), are exposed to market risk due to changes in interest rates, which impacts interest income. The Company maintains its cash in institutions which have superior credit ratings and it consistently monitors the quality of the institutions where its cash is deposited.

Presently, the Company neither participates in hedging activities nor does it have any derivative financial instruments.

The Company has had no significant changes in its exposure to market risks from that previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

Item 4. Controls and Procedures.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company or its subsidiaries may become parties to claims, legal actions and complaints arising in the ordinary course of business. Management is not aware of any claims which would have a material adverse effect on its condensed consolidated financial statements.

Item 1a. Risk Factors.

Other than the risk factor noted below, there were no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

Common shareholders may suffer dilution from the exercise of existing conversion rights pursuant to the issuance of the Series A Convertible Preferred Stock.

The ownership interests of existing common stockholders may become diluted if additional shares are issued upon conversion pursuant to conversion rights of the holder of the Company’s Series A Convertible Preferred Stock. The number of shares of the Company’s common stock that can be issued upon conversion of the Series A Convertible Preferred Stock is 1,666,667 common shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Please see the Company’s Current Report on Form 8-K dated November 6, 2006 relating to the sale and issuance of the Company’s Series A Convertible Preferred Stock, the contents of which are incorporated by reference herein. Also see note 7(b) to the condensed consolidated financial statements as well as the discussion in the MD&A section of this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities.

N/A

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

The Company’s Annual Meeting of Stockholders will be held on Thursday, November 30, 2006 at The Cornell Club of New York City.

 Item 6.  Exhibits.

(a) Exhibits:

Exhibit No.	Description

4.2	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock of Epoch Holding Corporation, filed with the Secretary of State of the State of Delaware November 6, 2006. (A)

4.3	Registration Rights Agreement, dated November 7, 2006, by and between Epoch Holding Corporation and General American Investors Company, Inc. (A)

10.49	Securities Purchase Agreement, dated November 6, 2006, by and between Epoch Holding Corporation and General American Investors Company, Inc. (A)

31.1	Principal Executive Officer Certification

31.2	Principal Financial Officer Certification

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(A) - Incorporated by reference to Registrant’s Form 8-K dated November 6, 2006.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPOCH HOLDING CORPORATION (Registrant)

By:	/s/ Adam Borak
Adam Borak Chief Financial Officer

Date: November 14, 2006