Form 10-Q
period 2006-12-31
EPOCH HOLDING CORP
filed 2007-02-14
CIK 351903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

 Commission file number: 1-9728

Epoch Holding Corporation
(Exact name of registrant as specified in its charter)

Delaware	20-1938886
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

640 Fifth Avenue, New York, NY 10019 (Address of principal executive offices)

212-303-7200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

At February 7, 2007, there were 19,857,445 shares of the Company's common stock, $.01 par value per share, outstanding.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES
FORM 10-Q
TABLE OF CONTENTS

		Page No.
Part I.	Financial Information

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets - December 31, 2006 (Unaudited) and June 30, 2006	3

	Condensed Consolidated Statements of Operations (Unaudited) - Three and Six Months Ended December 31, 2006 and 2005	4

	Condensed Consolidated Statement of Changes in Stockholders' Equity (Unaudited) - Six Months Ended December 31, 2006 and for the year ended June 30, 2006	5

	Condensed Consolidated Statements of Cash Flows (Unaudited) - Six Months Ended December 31, 2006 and 2005	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7-18

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19-38

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38-39

Item 4.	Controls and Procedures	39

Part II.	Other Information

Item 1.	Legal Proceedings	40

Item1a.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 4.	Submission of Matters to a Vote of Security Holders	40

Item 6.	Exhibits	41

Signatures		41

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	December 31,	June 30,
	2006	2006
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,511	$2,445
Short-term investments - (Note 2)	17,100	5,400
Accounts receivable	5,230	2,486
Marketable securities - (Note 8)	5,776	-
Prepaid and other current assets	349	316
Total current assets	29,966	10,647

Property and equipment (net of accumulated
depreciation of $742 and $552, respectively)	1,890	2,015
Security deposits	760	749
Investments in technology-related businesses	157	157
Total assets	$32,773	$13,568

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$541	$1,423
Accrued compensation and benefits	3,576	2,068
Total current liabilities	4,117	3,491

Deferred rent	942	1,011
Sub-tenant security deposit	211	211
Total liabilities	5,270	4,713

Commitments and contingencies - (Note 7)

Stockholders' equity: - (Note 9)
Preferred stock, series A convertible, $1 par value
per share, 1,000,000 shares authorized; 10,000
and 0 shares issued and outstanding, respectively	10	-
Common stock, $0.01 par value per share, 60,000,000
shares authorized; 19,662,564 and 19,153,996
shares issued and outstanding, respectively	197	191
Additional paid-in capital	41,360	28,500
Accumulated deficit	(11,708)	(13,251)
Accumulated other comprehensive income	3,536	-
Unearned share-based compensation	(5,892)	(6,585)
Total stockholders' equity	27,503	8,855
Total liabilities and stockholders' equity	$32,773	$13,568

The accompanying notes are an integral part of these condensed consolidated financial statements

EPOCH HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Revenues:
Investment advisory and management fees	$5,141	$2,195	$9,460	$3,975
Performance fees	971	100	971	100

Total operating revenues	6,112	2,295	10,431	4,075

Operating expenses:
Employee related costs (excluding share-
based compensation)	3,637	2,342	6,473	4,053
Share-based compensation	1,371	1,068	2,958	2,252
General, administrative and occupancy	866	668	1,646	1,231
Professional fees and services	548	147	853	365
Depreciation and amortization	96	84	190	164

Total operating expenses	6,518	4,309	12,120	8,065

Loss from operations	(406)	(2,014)	(1,689)	(3,990)

Other income, net
Dividend income - (Note 8)	2,354	-	2,354	-
Interest and other income - (Note 4)	1,291	222	1,537	435
Realized gain on investments	209	45	209	96

Total other income, net	3,854	267	4,100	531

Income (loss) before income taxes	3,448	(1,747)	2,411	(3,459)

Provision for income taxes	99	-	99	-

Net income (loss)	$3,349	$(1,747)	$2,312	$(3,459)

Preferred stock dividends	69	-	69	-
Non-cash charge attributable to beneficial
conversion feature of preferred stock	700	-	700	-

Net income (loss) available to common stockholders	$2,580	$(1,747)	$1,543	$(3,459)

Basic earnings (loss) per share	$0.13	($0.09)	$0.08	($0.19)

Diluted earnings (loss) per share	$0.13	($0.09)	$0.08	($0.19)
Weighted average shares outstanding:
Basic	19,667	18,730	19,592	18,539
Diluted	20,663	18,730	20,090	18,539

The accompanying notes are an integral part of these condensed consolidated financial statements

EPOCH HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
( in thousands)

							Accumulated
	Preferred Stock				Additional		Other	Unearned
	Series A Convertible		Common Stock		Paid-in	Accumulated	Comprehensive	Share-Based
	Shares	Amt	Shares	Amt	Capital	Deficit	Income	Compensation	Totals
Balances at June 30, 2005	-	$-	18,258	$182	$24,404	$(7,529)	$-	$(7,480)	$9,577

Net loss	-	-	-	-	-	(5,722)	-	-	(5,722)
Comprehensive loss									(5,722)

Net issuance of restricted common stock			812	8	3,767	-	-	(3,285)	490
Amortization of unearned share-based
compensation			-	-	-	-	-	4,180	4,180
Issuance of common stock
upon exercise of stock options			84	1	329	-	-	-	330

Balances at June 30, 2006	-	-	19,154	191	28,500	(13,251)	-	(6,585)	8,855

Net income	-	-	-		-	2,312	-	-	2,312
Net unrealized gains on available-for-sale
securities					-		3,536		3,536
Comprehensive income									5,848

Net issuance of restricted common stock			509	6	2,259	-	-	(2,041)	224
Amortization of unearned share-based
compensation						-		2,734	2,734
Issuance of series A convertible preferred stock	10	10			9,990		-		10,000
Preferred stock issuance cost					(89)		-		(89)
Preferred stock dividends						(69)			(69)
Beneficial conversion feature associated
with preferred stock					700	(700)	-		-
Balances at December 31, 2006
(Unaudited)	10	$10	19,663	$197	$41,360	$(11,708)	$3,536	$(5,892)	$27,503

The accompanying notes are an integral part of these condensed consolidated financial statements

EPOCH HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Six Months Ended December 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$2,312	$(3,459)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Share-based compensation	2,958	2,252
Depreciation and amortization	190	164
Realized gain on investment	(209)	(96)
Dividend income received in stock - (Note 8)	(2,240)	-
Increase in operating assets:
Accounts receivable	(2,744)	(746)
Prepaid and other current assets	(33)	(108)
(Decrease) increase in operating liabilities:
Accounts payable and accrued liabilities	(882)	43
Accrued compensation and benefits	1,508	774
Deferred rent	(69)	98
Net cash provided by (used in) operating activities	791	(1,078)

Cash flows from investing activities:
Capital expenditures	(65)	(157)
Security deposits	(11)	220
Purchases and sales of short-term investments, net	(11,700)	900
Proceeds from investment	209	96
Net cash (used in) provided by investing activities	(11,567)	1,059

Cash flows from financing activities:
Proceeds from issuance of Series A convertible preferred stock	10,000	-
Preferred stock issuance costs	(89)	-
Preferred stock dividends paid	(69)	-
Net cash provided by financing activities	9,842	-

Net decrease in cash and cash equivalents	(934)	(19)
Cash and cash equivalents at beginning of period	2,445	950
Cash and cash equivalents at end of period	$1,511	$931

The accompanying notes are an integral part of these condensed consolidated financial statements

EPOCH HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Organization

Business

Epoch Holding Corporation ("Epoch" or the "Company"), a Delaware corporation, is a holding company whose sole line of business is investment advisory and investment management services. The operations of the Company are conducted through its wholly-owned subsidiary, Epoch Investment Partners, Inc. ("EIP"), which was acquired in a business combination that was completed on June 2, 2004 as more fully described below. EIP is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"). EIP provides investment advisory and investment management services to retirement plans, mutual funds, endowments, foundations and high net worth individuals. Headquartered in New York City, with an office in Sherman Oaks, CA, the Company’s current product offerings include U.S. All Cap Value, U.S. Value, U.S. Small Cap Value, Global Small Cap Value, Global Absolute Return, International Small Cap, Balanced Portfolios, and Global Equity Shareholder Yield.

Company Structure

Operations commenced under the Company’s existing structure on June 2, 2004 when a subsidiary of J Net Enterprises, Inc. ("J Net," whose name was subsequently changed to Epoch Holding Corporation in November 2004), merged with EIP in a business combination which resulted in the former EIP stockholders acquiring 51% of the issued and outstanding equity securities of J Net immediately following the merger. As a result of the majority of ownership interest in the Company being held by the former EIP stockholders, the business combination was accounted for as a reverse merger. Under generally accepted accounting principles in the United States of America, the legally acquired company (in this case, EIP) became the surviving entity for financial reporting purposes. EIP was formed on April 14, 2004 and did not have a predecessor business.

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

Fair value of financial instruments

The carrying value of the Company's cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximates fair value due to their short-term nature.

Cash equivalents

Cash equivalents are liquid investments primarily comprising money market instruments with maturities of three months or less when acquired. Cash equivalents are stated at cost, which approximates fair value due to their short maturity.

Short-term investments

Short-term investments consist of investment grade auction-rate securities with an active resale market and can be readily converted into cash to fund current operations, or satisfy other cash requirements as needed. Auction-rate securities have an underlying component of a long-term debt instrument. These securities mature on a shorter term than the underlying instrument based on an auction bid that resets the interest rate of the security. The auction or interest rate reset dates occur at intervals that are generally between 7 and 28 days of the purchase. These securities provide a higher interest rate than similar short-term securities and provide higher liquidity than otherwise longer term investments. These securities are expected to be sold within one year, regardless of their legal maturity date. Accordingly these securities have been classified as current assets in the consolidated balance sheets. All auction rate securities are bought and sold at par value.

Prior to the quarter ended December 31, 2006, the Company had classified its auction-rate securities as cash equivalents, based on the period from the purchase date to the next interest rate reset date. Beginning in the quarter ended December 31, 2006, the Company began classifying auction-rate securities as short-term investments that are available-for-sale because the underlying instruments have maturity dates exceeding three months. The Company also revised the presentation of the Consolidated Statements of Cash Flows to reflect the purchases and sales of these securities as investing activities. Prior periods have been reclassified to provide consistent presentation. This revision in classification had no impact on the total assets, current assets, or net income of the Company.

Financial instruments with concentration of credit risk

The financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, and short-term investments. Epoch invests its cash and cash equivalents with financial institutions in amounts which, at times, may be in excess of the FDIC insurance limits. Cash is also invested in varied high-grade, short-term liquid investments, thereby limiting exposure to concentrations of credit risk.

Marketable securities

Marketable securities are classified as available-for-sale and are carried at fair value based upon quoted market prices, with unrealized gains or losses reported in Other Comprehensive Income, a separate component of stockholders' equity. Realized gains and losses on these securities are reported in the Statement of Operations. These securities are classified as current assets on the consolidated balance sheets as it is management’s intention to sell these securities within the next year. See Note 8 - “eStara Transaction” for further discussion.

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

Investments in technology-related businesses

The Company holds minority investments in a few privately held, active technology-related companies. Ownership in these companies range from less than 1% to 19.9%. As of December 31, 2006, the Company also held investments in several inactive technology-related companies. The Company uses the cost method to account for the above investments.

Only one such investment, Tellme Networks, Inc., had any value ascribed to it at December 31, 2006. During the quarter ended December 31, 2006, one of the privately held, active technology-related companies, eStara, Inc., was acquired by a publicly traded technology company and is currently classified as marketable securities on the Consolidated Balance Sheet in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. See Note 8 - “eStara Transaction" for further discussion.

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

The Company recorded realized gains of $209 thousand from the eStara transaction in the three and six months ended December 31, 2006 and $45 thousand and $96 thousand, respectively, from one of the inactive technology-related companies during the three and six months ended December 31, 2005.

There are no plans to make additional investments in technology-related businesses. Furthermore, the Company intends to divest its existing investments in technology-related companies. The Company may realize proceeds from divestitures of investments whose carrying value had previously been written down to zero. The amount of proceeds from such divestitures is not readily determinable and may be material to the Company’s financial position, results of operations, and cash flows.

Revenue recognition

Investment advisory and management fees are generally recognized as services are provided pursuant to specific terms contained in advisory or sub-advisory contracts between EIP and its clients. Such contracts generally call for revenue to be determined as a percentage of assets under management (“AUM”). Generally, fees are billed on a quarterly basis, in arrears, based on the account’s asset value at the end of a quarter. Advance payments, if received, are deferred and recognized during the periods for which services are provided.

The Company performs services for mutual funds under advisory and sub-advisory contracts. Fees for these contracts are calculated based upon the daily net asset values of the respective fund. Generally, advisory payments from the mutual funds are received monthly, while sub-advisory payments are received quarterly.

The Company also has certain contracts which contain "incentive clauses" that allow the Company to collect performance fees in the event that investment returns meet or exceed targeted amounts specified in the contracts. Revenues for these incentives are recognized only when such performance targets are met or exceeded at the end of the contract’s year, typically at the end of each calendar year. Due to the inability to forecast financial markets, no revenues are recognized until the contract year ends, even when investment returns are exceeding the contractual targets within the contract year.

Share-based compensation

Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”), which requires employee and qualifying director share-based payments to be accounted for using the fair value method. The fair value of the Company’s restricted stock awards is based on the closing price of the Company’s common stock at the grant date. Share-based compensation costs related to restricted stock awards are charged against income ratably over the fixed vesting period for the related equity instruments, with the initial charge generally recorded in the first full month following the grant. The Company’s accounting treatment of restricted stock awards under SFAS 123R is consistent with that of the Company’s previous policies under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and the pro forma disclosures required in accordance with SFAS 123, Accounting for Stock-Based Compensation. The adoption of this standard did not have a material effect on the Company’s financial statements.

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

Earnings (loss) per common share

Basic earnings (loss) per share (“EPS”) is calculated by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect, if any, of the common stock deliverable pursuant to stock options, or the common stock issuable upon conversion of the convertible preferred stock.

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

In September 2006, the United States Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheet and statement of operations and the related financial statement disclosures. SAB 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. We do not expect the adoption of this statement to have a material impact on our consolidated financial condition, results of operations, or cash flows.

Note 3 - Accounts Receivable

The Company's accounts receivable balances do not include an allowance for doubtful accounts and there have been no bad debt expenses recognized during the quarters and six months ended December 31, 2006 and 2005, respectively. These receivables are advisory and sub-advisory service fees, and management believes they are fully collectible.

Significant customers and contracts

For the three months ended December 31, 2006, CI Investments Inc. (“CI”), a Canadian-owned investment management company, accounted for approximately 18% of consolidated revenues, while Genworth Financial Asset Management, Inc. (“Genworth”), an investment adviser, through its investments in the Epoch International Small Cap Fund (“EPIEX”) and the Epoch Global Equity Shareholder Yield Fund (“EPSYX”), as well as separate account mandates, accounted for approximately 23%. The Company's services and relationships with these clients are important to the Company's ongoing growth strategy, and retention of these customers is significant to the ongoing results of operations and liquidity of the Company.

For the six months ended December 31, 2006, CI accounted for approximately 19% of consolidated revenues, while Genworth, through its investments in EPIEX and EPSYX, as well as separate account mandates, accounted for approximately 23%.

Note 4 - Other Income

In November 2000, J Net, the predecessor company to Epoch, recorded an accrued liability related to a sale of certain assets to an unrelated third party. The recorded amount of $950 thousand represented management’s best estimate of additional settlement amounts due. In late December 2006, a final assessment was made by management which resulted in the reversal of the previously recorded accrual.

Note 5 - Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings, adjusted for the effect of dilutive securities, by the weighted average number of common and common equivalent shares outstanding during the period.

The Company had 1,130,000 and 1,267,500 issued and outstanding stock options at December 31, 2006 and 2005, respectively. Since the exercise price of these options was higher than the average market price of the common stock for all periods presented, the conversion of these options would have an anti-dilutive effect, and thus were excluded from the diluted earnings per share calculation.

Preferred stock issued on November 7, 2006 and convertible into 1,666,667 shares of common stock was included in the calculation for the three and six months ended December 31, 2006. No convertible preferred stock was outstanding during the three and six months ended December 31, 2005.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005

Net income (loss) available to
common shareholders:
Numerator:
Net income (loss)	$3,349	$(1,747)	$2,312	$(3,459)
Preferred stock dividends	(69)	-	(69)	-
Non-cash charge attributable to beneficial
conversion feature of preferred stock	(700)	-	(700)	-

Earnings (loss) available to common stockholders
for basic earnings per share	2,580	(1,747)	1,543	(3,459)

Effect of dilutive securities:
Preferred stock dividends	69	-	69	-

Earnings (loss) available to common stockholders
after assumed conversions	$2,649	$(1,747)	$1,612	$(3,459)

Denominator:
Average common shares outstanding	19,667	18,730	19,592	18,539

Effect of dilutive securities:
Average shares issuable upon conversion of preferred stock	996	-	498	-

Average common and common equivalent shares outstanding -
assuming dilution	20,663	18,730	20,090	18,539

Basic earnings (loss) per share	$0.13	($0.09)	$0.08	($0.19)

Diluted earnings (loss) per share	$0.13	($0.09)	$0.08	($0.19)

Note 6 -Income Taxes

The provision for income taxes presented on the consolidated Statement of Operations is the result of alternative minimum tax (“AMT”). AMT creates a deferred tax asset that results from a tax credit that may be carried forward indefinitely to reduce future regular federal income taxes payable. The Company has provided a full valuation allowance for such deferred tax asset because the ability to utilize AMT credits in the future cannot be reasonably determined.

Note 7 - Commitments and Contingencies

Employment agreements

There are no employment contracts with any officers of the Company. There are written agreements with certain employees, which provide for sales commissions or bonuses, subject to the attainment of certain performance criteria or continuation of employment. Such commitments under the various agreements total approximately $1.4 million at December 31, 2006. Of this amount, $1.2 million is included in accrued compensation and benefits on the condensed consolidated balance sheet at December 31, 2006. Approximately $0.2 million represents unearned restricted stock awards still to be issued during the fiscal year ending June 30, 2007.

The Company is obligated to enter into an employment agreement with its Chief Executive Officer prior to June 2, 2007, the third anniversary of the business combination with EIP. Terms of the contract are to be customary for Chief Executive Officers of peer group companies and must be reviewed and approved by the Company's Compensation Committee.

Lease commitments

The Company entered into a sublease agreement for additional office space on February 1, 2007. This agreement, which expires in June 2010, calls for payments totaling $310 thousand on an annual basis.

Legal matters

From time to time, the Company or its subsidiaries may become parties to claims, legal actions and complaints arising in the ordinary course of business. Management is not aware of any claims which would have a material adverse effect on its condensed consolidated financial statements.

Note 8 - eStara Transaction

During the fiscal year ended June 30, 2000, J Net, the predecessor company to Epoch, made a $4.0 million investment in eStara, Inc. ("eStara"), a technology-related company that provides conversion and tracking solutions to enhance on-line sales. This investment was comprised of 373,376 shares of Series C-1 and 553,893 shares of Series C-2, respectively, 8% cumulative convertible redeemable preferred stock. As there was no readily available market for the securities and the investment represented less than a 20% interest in eStara, the securities were valued at the Company’s initial cost. During the fiscal years ended June 30, 2001 and 2002, the carrying value of this investment was deemed to be impaired by J Net’s management and written down. During the fiscal year ended June 30, 2003, J Net’s management concluded its ability to recover its investment was remote and wrote off the remaining carrying value. Accordingly, this investment had no carrying value at October 2, 2006. Additionally, no dividends had been paid through October 2, 2006.

On October 2, 2006, eStara’s stockholders approved the acquisition of its stock by Art Technology Group, Inc. (NASDAQ ticker symbol “ARTG”). Under the terms of the agreement, ARTG acquired all of the outstanding common stock, preferred stock, and vested and unvested stock options of eStara for approximately 15.3 million shares of ARTG common stock, $2.0 million in cash, and up to an additional $6.0 million in potential earn-out payments.

As a result of the above-mentioned merger, the Company, as holder of the preferred stock of eStara, received an amount per share equal to the original issue price, plus the amount of any unpaid cumulative dividends. Also, the Company was entitled to its approximately 5% proportionate share of remaining merger consideration. Accordingly, the Company received 2,476,039 common shares of ARTG as well as $267 thousand in cash. An additional $56 thousand of cash is currently being held in escrow and will be released to the Company by the first anniversary of the closing. Additional lesser amounts, up to $150 thousand, may also be realized, pursuant to the earn-out provisions of the merger. The shares received from ARTG are subject to a lock-up agreement pursuant to which the shares will be released from the lock-up in equal monthly installments over a period of 12 months, beginning three months after the closing, pursuant to an effective registration statement. Such registration statement was filed by ARTG and deemed effective by the SEC on February 8, 2007.

The following table sets forth the reconciliation of the above transaction as it pertains to marketable securities (dollars in thousands):

Dividend income		$2,354

Realized gains		209

Unrealized gains recognized through other
comprehensive income		4,098

Gross fair value of the eStara transaction		6,661

Less :
Cash received	$267

Cash held in escrow	56	323

Fair value of ARTG stock
on October 2, 2006		6,338

Unrealized losses on marketable
securities recognized through other
comprehensive income		(562)

Marketable securities at December 31, 2006		$5,776

Note 9 - Preferred Stock Issuance

On November 6, 2006, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with General American Investors Company, Inc. ("GAM" or the "Purchaser"), whereby GAM invested $10 million in Epoch and Epoch issued GAM 10,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock").

The Company intends to use the proceeds for general business purposes and to support the Company's future growth. No placement or other broker fees were paid in connection with this transaction.

The Series A Preferred Stock has an annual cumulative cash dividend of 4.60%, payable semi-annually on June 30 and December 31, the first payment being December 31, 2006. These securities are convertible, in whole or in part at any time, into shares of the Company's common stock at a fixed conversion price of $6.00 per share, or 1,666,667 common shares in total.

The conversion price of $6.00 per common share contained a beneficial conversion feature of $0.42 per share compared to the November 6, 2006 closing price of $6.42. This beneficial conversion feature of $0.7 million, which is the difference between the above closing price and the conversion price, was fully amortized through retained earnings (accumulated deficit) at the date of closing. A corresponding amount was credited to additional paid-in capital.

Upon the five year anniversary of the closing of the transaction, there is an automatic conversion into shares of the Company's common stock at the fixed conversion price. The Series A Preferred Stock also contains an automatic conversion provision upon a change in control (as defined in the Certificate of Designation), as well as customary conversion price adjustments for stock combinations, stock splits, stock dividends and other similar events.

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

The Series A Preferred Stock was offered and sold to the Purchaser in a private placement transaction in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and the rules and regulations of the SEC promulgated thereunder, including Regulation D. The Purchaser is an accredited investor as defined in Rule 501 of Regulation D under the Securities Act.

The Series A Preferred Stock is not registered under the Securities Act. The underlying common stock issuable upon conversion of the Series A Preferred Stock has been registered with the SEC and may be sold pursuant to an effective resale prospectus dated December 26, 2006.

Note 10 - Subsequent Event

On January 31, 2007 the Company issued 194,884 restricted stock awards to employees of the Company. Recipients of the restricted awards were immediately vested in 12.5% of the total shares received. The remaining 87.5% of unvested shares will vest over the next three years, subject to the recipients remaining as employees of the Company. Issuance of these awards will result in total stock compensation expense of $1.8 million over the vesting period, assuming no forfeitures.

*******************

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Set forth on the following pages is management’s discussion and analysis of our financial condition and results of operations for the three and six months ended December 31, 2006 and December 31, 2005. Such information should be read in conjunction with our unaudited condensed consolidated financial statements together with the notes to the unaudited condensed consolidated financial statements. When we use the terms the “Company,” “management,” “we,” “us,” and “our,” we mean Epoch Holding Corporation, a Delaware corporation, and its consolidated subsidiaries.

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission ("SEC") contain statements that may be considered forward-looking. In some cases, you can identify these statements by forward-looking words such as "may," "might," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," or "continue," and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about the Company, may include projections of the Company's future financial performance based on the Company's growth strategies and anticipated trends in the Company's business. These statements are only predictions based on the Company's current expectations and projections about future events. There are important factors that could cause the Company's actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. See "Factors Which May Affect Future Results".

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

Overview

Epoch Holding Corporation ("Epoch" or the "Company") is a holding company whose sole line of business is investment advisory and investment management services. The operations of the Company are conducted through its wholly-owned subsidiary, Epoch Investment Partners, Inc. ("EIP"). EIP is a registered investment advisor under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act").

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

The following are additional critical accounting policies for the three and six months ended December 31, 2006:

Short-Term Investments

Prior to the quarter ended December 31, 2006, the Company had classified its auction-rate securities as cash equivalents, based on the period from the purchase date to the next interest rate reset date. Beginning in the quarter ended December 31, 2006, the Company began classifying auction-rate securities as short-term investments that are available-for-sale because the underlying instruments have maturity dates exceeding three months. The Company also revised the presentation of the Consolidated Statements of Cash Flows to reflect the purchases and sales of these securities as investing activities. Prior periods have been reclassified to provide consistent presentation. This revision in classification had no impact on the total assets, current assets, or net income of the Company.

Marketable Securities

The Company received marketable securities during the three months ended December 31, 2006 as a result of the eStara transaction. See "eStara Tranaction" for further details. These marketable securities are classified as available-for-sale and are carried at fair value based on quoted market prices, with unrealized gains or losses reported in Other Comprehensive Income, a separate component of stockholders’ equity. Realized gains and losses on these securities are reported in the Statement of Operations. These securities are classified as current assets on the consolidated Balance Sheets as it is management’s intention to sell these securities within the next year.

Company Structure

Operations commenced under the Company’s existing structure on June 2, 2004 when a subsidiary of J Net Enterprises, Inc. ("J Net," whose name was subsequently changed to Epoch Holding Corporation in November 2004), merged with EIP in a business combination which resulted in the former EIP stockholders acquiring 51% of the issued and outstanding equity securities of J Net immediately following the merger. As a result of the majority of ownership interest in the Company being held by the former EIP stockholders, the business combination was accounted for as a reverse merger. Under generally accepted accounting principles in the United States of America, the legally acquired company (in this case, EIP) became the surviving entity for financial reporting purposes. EIP was formed on April 14, 2004 and did not have a predecessor business.

Financial Highlights

For  the quarter ended December 31, 2006, the Company continued to achieve positive operating leverage, which is defined as the total revenue growth rate that exceeds the rate of growth of expenses. Total operating revenue increased by 166% from $2.3 million to $6.1 million, while total operating expenses increased by 51%. For the six months ended December 31, 2006, operating revenue increased by 156% from $4.1 million to $10.4 million, while total operating expenses increased by 50%. Operating margins continue to improve and approach break-even levels. The main driver of this positive trend has been the significant increase in assets under management (“AUM”), stemming from continued inflows, together with market appreciation. The Company finished the quarter ended December 31, 2006 with AUM of $4.41 billion, nearly doubling AUM of $2.23 billion at the end of the same quarter a year ago.

For the quarter ended December 31, 2006, the Company recorded net income of $3.3 million, compared to a net loss of $1.7 million for the same period a year ago. The significant increase in revenue, as noted above, coupled with income from the eStara transaction in October 2006 were the primary reasons for this increase. Basic earnings per share were $.13 per share for the quarter ended December 31, 2006, from a loss of $.09 per share for the same period a year ago.

For the six months ended December 31, 2006, the Company recorded net income of $2.3 million, compared to a net loss of $3.5 million for the same period a year ago. Basic earnings per share were $.08 per share for the six month period ended December 31, 2006, from a loss of $.19 per share for the same period a year ago.

Results of operations - three months ended December 31, 2006 and 2005

Business Environment

As an investment management and advisory firm, our results of operations can be directly impacted by global market, political, and economic trends. A favorable business environment can be depicted by several factors, including strong business profitability, robust investor confidence, low unemployment, and financial market transparency. These factors can directly affect capital appreciation, which in turn, impacts our investment advisory and management business.

The global market environment during the quarter ended December 31, 2006 continued its positive trend, and ended the quarter stronger than it had begun. Optimism about the U.S. economy began to increase as energy prices began to fall and the Federal Reserve did not continue to increase interest rates. These factors led to a stock market rally that lasted through the quarter. For the quarter ended December 31, 2006, the S&P 500 Index increased by 6.1%, while the Dow Jones Industrial Average and NASDAQ Composite Index increased by 6.7% and 6.9%, respectively.

For the six months ended December 31, 2006, the S&P 500 Index increased by 11.7%, while the Dow Industrial Average Index and NASDAQ Composite Index increased by 11.8% and 11.2%, respectively.

This environment was favorable to our business as market appreciation contributed notably to the increase in AUM for the three and six months ended December 31, 2006.

The following table sets forth the changes in our assets under management for the periods presented:

Assets Under Management and Flows (in millions)

	Three Months Ended
	December 31,

	2006	2005

Beginning of period assets	$3,847	$1,770
Net inflows/(outflows)	258	448
Market appreciation	303	17

End of period assets	$4,408	$2,235

	Six Months Ended
	December 31,

	2006	2005

Beginning of period assets	$3,253	$1,402
Net inflows/(outflows)	692	752
Market appreciation	463	81

End of period assets	$4,408	$2,235

AUM increased to $4.41 billion at December 31, 2006, from $2.23 billion at December 31, 2005. This increase was primarily attributable to the ongoing expansion of the Company’s client base, as well as market appreciation.

The following charts show the Company’s investment products as a percentage of AUM as of December 31, 2006 and 2005, respectively:

The table and charts that follow set forth the amount of AUM by distribution channel:

Assets Under Management By Distribution Channel
(Dollars in Millions)

	As of December 31,
			Amount	Percent
Distribution Channel:	2006	2005	Increased	Increased

Sub-advisory	$2,146	$1,392	$754	54%
Institutional	1,940	545	1,395	256%
High net worth	322	298	24	8%

Total AUM	$4,408	$2,235	$2,173	97%

As a result of the increase in AUM from the prior year period, the percentage of assets under management from CI Mutual Funds, Inc. of Canada ("CI"), a significant sub-advisory customer, declined to approximately 40% at December 31, 2006 from approximately 50% at December 31, 2005.

Revenues

Total revenues from investment advisory and management services for the three months ended December 31, 2006 were $6.1 million, increasing approximately 166% compared to the fees earned for the same period a year ago. This increase was attributable to the increase in assets under management. Also contributing to the revenue increase were calendar 2006 performance fees, which were approximately $1.0 million, compared with $0.1 million for calendar 2005. We expect this positive revenue trend to continue during the next quarter as AUM levels are notably higher than comparative periods from the prior year.

For the three months ended December 31, 2006, CI accounted for approximately 18% of consolidated revenues, while Genworth Financial Asset Management, Inc. (“Genworth”), an investment adviser, through its investments in the Epoch International Small Cap Fund (“EPIEX”) and the Epoch Global Equity Shareholder Yield Fund (“EPSYX”), as well as separate account mandates, accounted for approximately 23% of consolidated revenues.

For the three months ended December 31, 2005, CI accounted for approximately 21% of revenues, while Genworth, through its investments in EPIEX, as well as separate account mandates, accounted for approximately 15%.

Employee related costs (excluding share-based compensation)

Expenses in this category include salaries, benefits, incentive compensation, signing bonuses and commission expenses. For the three months ended December 31, 2006, these expenses were $3.6 million, an increase of $1.3 million or 55% from $2.3 million for the three months ended December 31, 2005. Increased employee headcount to support the growth and expansion of the business was the primary reason for this increase. Also contributing to this increase was higher performance driven compensation. We expect the level of overall employee related costs to increase in future periods due to changes in staffing levels to support the growth and expansion of our business.

Share-based compensation

Share-based compensation for the three months ended December 31, 2006 was $1.4 million, up $0.3 million or 28% from $1.1 million for the three months ended December 31, 2005. Share-based compensation includes 5.5 million shares of restricted stock that were issued to employee owners associated with the acquisition of EIP, as well as restricted stock issued to employees during fiscal years 2005 and 2006, and the six months ended December 31, 2006. The increase from the same quarter a year ago is primarily attributable to the increase in employees.

Share-based compensation expense is recognized as follows: 12.5% immediately, with the remaining 87.5% ratably over the subsequent three years. In the three months ended December 31, 2006 and 2005, zero and 5,208 shares of restricted stock, respectively, were issued to employees. A total of 651 shares of the awards issued in the three months ended December 31, 2005, or approximately 12.5%, were immediately vested. The remaining 87.5% of the shares vest ratably over the subsequent three years. During the three months ended December 31, 2006 and 2005, a total of 9,369 and 13,573 shares, respectively, were forfeited by terminated employees.

During the three months ended December 31, 2006 and December 31, 2005, no shares were granted to directors of the Company. The prior years’ issued directors’ shares are subject to a three-year vesting period and vest one-third each year, or immediately in the event of death or disability. Prospective director stock awards will vest over one year. Share-based compensation expense is recognized ratably over the respective vesting period, in accordance with their underlying vesting provisions.

General, administrative and occupancy expenses

These expenses consist primarily of office rentals, travel and entertainment, advertising and marketing, information technology expenses, utilities, insurance, and other office related expenses. For the three months ended December 31, 2006 such fees were $0.9 million, an increase of $0.2 million, or 30% from the comparable period a year ago. Increases in market data services and information technology costs, as well as insurance and marketing expenses, were the primary contributors. We expect occupancy expenses to increase by approximately $0.1 million per quarter prospectively, due to additional office space leased by the Company beginning on February 1, 2007.

Professional fees and services

These expenses consist primarily of outside legal fees for Securities and Exchange Commission compliance and general corporate legal affairs, independent accountants' fees, and other professional services. For the three months ended December 31, 2006 such fees were $0.5 million, an increase of $0.4 million, or 273% from the comparable period a year ago. An increase in employee placement fees was the primary reason for this increase.

At the end of the second fiscal quarter ended December 31, 2006, the Company achieved a market capitalization from non-affiliates in excess of $75 million. As a result, the Company will become an accelerated filer beginning with its June 30, 2007 annual report on Form 10-K. Accordingly, management will be required to report on its assessment of, and the Company’s independent registered public accounting firm will be required to express an opinion on, the Company’s internal control over financial reporting at June 30, 2007, in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). The Company anticipates professional fees and service costs to increase during the next two quarters due to the costs of compliance with Sarbanes-Oxley.

Depreciation and amortization

Depreciation and amortization increased to $96 thousand in the three months ended December 31, 2006, an increase of $12 thousand from $84 thousand in the three months ended December 31, 2005.

Other income

Other income includes interest earnings from cash and cash equivalents, rental income from subleased office space in New York, dividend income, and realized gains on investments. For the three months ended December 31, 2006, other income increased to $3.9 million, an increase of $3.6 million from $267 thousand for the three months ended December 31, 2005. The primary reason for this increase was the result of the eStara transaction which occurred in October 2006. This transaction resulted in $2.6 million of other income - $2.4 million in dividend income and $0.2 million in realized gains.

In November 2000, J Net, the predecessor company to Epoch, recorded an accrued liability related to a sale of certain assets to an unrelated third party. The recorded amount of $950 thousand represented management’s best estimate of additional settlement amounts due. In late December 2006, a final assessment was made by management which resulted in the reversal of the previously recorded accrual.

Additional interest income of approximately $90 thousand was earned on the $10 million of proceeds received in conjunction with the Preferred Stock issuance on November 7, 2006.

Provision for income taxes

The effective tax rate for the three months ended December 31, 2006 was approximately 2.9%. This tax provision is the result of alternative minimum tax (“AMT”). The Company, however, has substantial net operating loss carry forwards and does not expect to pay significant income taxes for the foreseeable future.

Results of operations - six months ended December 31, 2006 and 2005

Revenues

Total revenues from investment advisory and management services, including performance-based fees, for the six months ended December 31, 2006 were $10.4 million, increasing approximately 156% compared to the fees earned for the same period a year ago. This increase was attributable to the increase in assets under management, led primarily by an increase in institutional and sub-advisory mandates. We expect this positive revenue trend to continue during the next quarter as AUM levels are significantly higher than comparative periods from the prior year.

For the six months ended December 31, 2006, CI accounted for approximately 19% of revenues, while Genworth Financial Asset Management, Inc. (“Genworth”), an investment adviser, through its investments in the Epoch International Small Cap Fund (“EPIEX”) and the Epoch Global Equity Shareholder Yield Fund (“EPSYX”), as well as separate account mandates, accounted for approximately 23% of revenues.

For the six months ended December 31, 2005, CI accounted for approximately 25% of revenues, while Genworth, through its investments in EPIEX, as well as separate account mandates, accounted for approximately 16%.

Employee related costs (excluding share-based compensation)

Expenses in this category include salaries, benefits, incentive compensation, signing bonuses and commission expenses. For the six months ended December 31, 2006, these expenses were $6.5 million, an increase of $2.4 million or 60% from $4.1 million for the six months ended December 31, 2005. Increased employee headcount to support the growth and expansion of the business was the primary reason for this increase. We expect the level of overall employee related costs to increase in future periods due to changes in staffing levels to support the growth and expansion of our business.

Share-based compensation

Share-based compensation for the six months ended December 31, 2006 was $3.0 million, up $0.7 million or 31% from $2.3 million for the six months ended December 31, 2005. Share-based compensation includes 5.5 million shares of restricted stock that were issued to employee owners associated with the acquisition of EIP, as well as restricted stock issued to employees during fiscal years 2005 and 2006, and the six months ended December 31, 2006. The increase from the same period a year ago is primarily attributable to the increase in employees.

Share-based compensation expense is recognized as follows: 12.5% immediately, with the remaining 87.5% ratably over the subsequent three years. In the six months ended December 31, 2006 and 2005, a total of 460,658 and 477,000 shares of restricted stock, respectively, were issued to employees. A total of 57,582 and 59,625 shares of the awards, or approximately 12.5% of the shares issued in the six months ended December 31, 2006 and 2005, respectively, were immediately vested. The remaining 87.5% of the shares vest ratably over the subsequent three years. Approximately 18,318 and 13,573 shares were forfeited by terminated employees in the six months ended December 31, 2006 and 2005, respectively.

During the six months ended December 31, 2006 and December 31, 2005, a total of 66,228 and zero shares, respectively, were granted to directors of the Company. The prior year’s director awards were granted in the quarter ended June 30, 2005, in advance of their fiscal 2006 services. The recently issued directors' shares vest over one year. The prior years’ issued directors’ shares are subject to a three-year vesting period and vest one-third each year, or immediately in the event of death or disability. Prospective director stock awards will vest over one year. Share-based compensation expense is recognized ratably over the respective vesting period, in accordance with their underlying vesting provisions.

General, administrative and occupancy expenses

These expenses consist primarily of office rentals, travel and entertainment, advertising and marketing, information technology expenses, utilities, insurance, and other office related expenses. For the six months ended December 31, 2006 such fees were $1.7 million, an increase of $0.4 million, or 34% from the comparable period a year ago. Increases in market data services and information technology costs, as well as insurance and marketing expenses, were the primary contributors. We expect occupancy expenses to be higher in fiscal year 2007 as we obtained additional office space on February 1, 2007.

Professional fees and services

These expenses consist primarily of outside legal fees for Securities and Exchange Commission compliance and general corporate legal affairs, independent accountants' fees, and other professional services. For the six months ended December 31, 2006 such fees were $0.9 million, an increase of $0.5 million from the comparable period a year ago. An increase in employee placement fees, as well as an increase in public relations fees, were the primary reasons for this increase.

At the end of the second fiscal quarter ended December 31, 2006, the Company achieved a market capitalization from non-affiliates in excess of $75 million. As a result, the Company will become an accelerated filer beginning with its June 30, 2007 annual report on Form 10-K. Accordingly, management will be required to report on its assessment of, and the Company’s independent registered public accounting firm will be required to express an opinion on, the Company’s internal control over financial reporting at June 30, 2007, in accordance with Section 404 of the Sarbanes Oxley Act of 2002 (“Sarbanes-Oxley”). The Company anticipates professional fees and service costs to increase during the next two quarters due to the costs of compliance with Sarbanes Oxley.

Depreciation and amortization

Depreciation and amortization increased to $190 thousand in the six months ended December 31, 2006, an increase of $26 thousand from $164 thousand in the six months ended December 31, 2005.

Other income

Other income includes interest earnings from cash and cash equivalents, rental income from subleased office space in New York, dividend income, and realized gains on investments. For the six months ended December 31, 2006, other income increased to $4.1 million, an increase of $3.6 million from $531 thousand for the six months ended December 31, 2005. As noted in the three month discussion, this increase is primarily the result of the October 2006 eStara transaction, which contributed $2.6 million in investment income to the Company.

In November 2000, J Net, the predecessor company to Epoch, recorded an accrued liability related to a sale of certain assets to an unrelated third party. The recorded amount of $950 thousand represented management’s best estimate of additional settlement amounts due. In late December 2006, a final assessment was made by management which resulted in the reversal of the previously recorded accrual.

Provision for income taxes

The effective tax rate for the six months ended December 31, 2006 was approximately 4.1%. This tax provision is the result of AMT. The Company, however, has substantial net operating loss carry fowards and does not expect to pay significant income taxes for the foreseeable future.

Liquidity and Capital Resources

A summary of cash flow data, together with short-term investments for the quarters ended December 31, 2006 and 2005, respectively, is as follows (in thousands):

	December 31,
	2006	2005
Cash flows provided by (used in):
Operating activities	$791	$(1,078)
Investing activities	(11,567)	1,059
Financing activities	9,842	-
Net decrease in cash and cash equivalents	(934)	(19)

Cash and cash equivalents at beginning of period	2,445	950

Cash and cash equivalents at end of period	1,511	931

Short-term investments	17,100	6,700

Cash, cash equivalents and short-term investments
at end of period	$18,611	$7,631

Short-term investments consist of investment grade auction-rate securities with an active resale market and can be readily converted into cash to fund current operations, or satisfy other cash requirements as needed. Auction-rate securities have an underlying component of a long-term debt instrument. These securities mature on a shorter term than the underlying instrument based on an auction bid that resets the interest rate of the security. The auction or reset dates occur at intervals that are generally between 7 and 28 days of the purchase. These securities provide a higher interest rate than similar short-term securities and provide higher liquidity than otherwise longer term investments. These securities are expected to be sold within one year, regardless of their legal maturity date. Accordingly these securities have been classified as current assets in the consolidated balance sheets. All auction rate securities are bought and sold at par value.

Sources of funds for the Company's operations are derived from investment advisory and management fees, interest on the Company's cash and short-term investments, and sublease income. As of December 31, 2006, the Company had $1.5 million of cash and cash equivalents, $17.1 of short-term investments, and $5.2 million of accounts receivable to fund its business growth strategy. Accounts payable and accrued liabilities, which consist of professional fees, trade payables and other liabilities were $0.5 million. Accrued compensation and benefits, which consist primarily of accrued employee bonuses and sales commissions, were $3.6 million. There was no debt and management does not foresee any reason to incur debt unless a significant business opportunity warrants such action.

The Company’s business does not require it to maintain significant capital balances. The Company’s current financial condition is highly liquid, with cash and cash equivalents, as well as short-term investments comprising approximately 57% of its total assets at December 31, 2006.

The Company expects to continue to increase staff to support the growth and expansion of its business and the related distribution efforts for its products. Management believes the existing cash, cash equivalents, and short-term investments are adequate to provide the necessary resources to meet its operating needs for the foreseeable future as well as to implement its growth objectives.

The Company’s liquidity position strengthened during the second quarter ended December 31, 2006, as a result of the November 7, 2006 private placement - see “Significant Transactions - Preferred Stock Issuance” discussion which follows. The Company believes that the proceeds from the private placement will enable the Company to accelerate its growth objectives.

Preferred Dividends

As a result of the November 7, 2006 private placement - see “Significant Transactions - Preferred Stock Issuance” discussion which follows - the Company will pay semi-annual dividends on newly issued Series A Convertible Preferred Stock on December 31 and June 30 of each year. The Company paid $69 thousand in preferred dividends on December 31, 2006 which represents dividends for the period November 7, 2006 to December 31, 2006.

Working Capital

The Company’s working capital and current ratio (current assets divided by current liabilities) for the quarter ended December 31, 2006 and recent fiscal year ended June 30, 2006 is set forth in the table below (in thousands):

	December 31,	June 30,		Percent
	2006	2006	Increase	Increase

Current assets	$29,966	$10,647	$19,319	181%
Current liabilities	4,117	3,491	626	18%

Working capital	$25,849	$7,156	$18,693	261%

Current ratio	7.28	3.05	4.23	139%

Contractual Obligations

The Company's primary headquarters and operations are located in New York, New York. Business is conducted at a location with approximately 10,000 square feet under a long-term lease that expires in September 2015.

The Company is also the primary party to another lease in New York, New York which expires in December 2010. This property is subleased to an unrelated third party. While the Company remains responsible for obligations under the lease, the sublease income, net of profit sharing with the landlord, more than offsets the Company's obligations under this lease. The subtenant has performed its obligations under the sublease agreement and the Company is not aware of any credit issues with the subtenant. As of December 31, 2006, the remaining future minimum payments under this lease total $1.8 million. Future minimum receipts from the subtenant, net of profit sharing with the landlord, total $2.1 million as of December 31, 2006.

The Company also has an office lease in Sherman Oaks, California with an annual option to renew. The obligations under this lease are minimal.

The Company entered into a sublease agreement for additional office space on February 1, 2007. This agreement, which expires in June 2010, calls for payments totaling $310 thousand on an annual basis.

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

Summary of Contractual Obligations

The following table summarizes all contractual obligations, including the aforementioned office leases (in thousands):

	Remaining	Payments due in
	Payments in	Fiscal Years Ended June 30,

		2008 -	2010 -	2012 and
	2007	2009	2011	thereafter	Total

Primary New York operations	$462	$1,952	$1,525	$3,047	$6,986
Subleased New York lease	240	961	641	-	1,842
Other office locations	17	5	-	-	22
Other operating leases	16	30	11	-	57

Total obligations	735	2,948	2,177	3,047	8,907

Sublease income	(184)	(1,148)	(765)	-	(2,097)

Net obligations	$551	$1,800	$1,412	$3,047	$6,810

Off-Balance Sheet Arrangements

As of December 31, 2006 the Company had no off-balance sheet arrangements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for the fiscal year beginning after November 15, 2007, with earlier application permitted. The Company is evaluating the provisions of SFAS 157 and the potential effect, if any, on its consolidated financial statements.

In September 2006, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheets and statement of operations and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. We do not expect the adoption of this statement to have a material impact on our consolidated financial condition, results of operations, or cash flows.

Significant Transactions

eStara Transaction

During the fiscal year ended June 30, 2000, J Net, the predecessor company to Epoch, made a $4.0 million investment in eStara, Inc. ("eStara"), a technology-related company that provides conversion and tracking solutions to enhance on-line sales. This investment was comprised of 373,376 shares of Series C-1 and 553,893 shares of Series C-2, respectively, 8% cumulative convertible redeemable preferred stock. As there was no readily available market for the securities and the investment represented less than a 20% interest in eStara, the securities were valued at the Company’s initial cost. During the fiscal years ended June 30, 2001 and 2002, the carrying value of this investment was deemed to be impaired by J Net’s management and written down. During the fiscal year ended June 30, 2003, J Net’s management concluded its ability to recover its investment was remote and wrote off the remaining carrying value. Accordingly, this investment had no carrying value at October 2, 2006. Additionally, no dividends had been paid through October 2, 2006.

On October 2, 2006, eStara’s stockholders approved the acquisition of its stock by Art Technology Group, Inc. (NASDAQ ticker symbol “ARTG”). Under the terms of the agreement, ARTG acquired all of the outstanding common stock, preferred stock, and vested and unvested stock options of eStara for approximately 15.3 million shares of ARTG common stock, $2.0 million in cash, and up to an additional $6.0 million in potential earn-out payments.

As a result of the above-mentioned merger, the Company, as holder of the preferred stock of eStara, received an amount per share equal to the original issue price, plus the amount of any unpaid cumulative dividends. Also, the Company was entitled to its approximately 5% proportionate share of remaining merger consideration. Accordingly, the Company received 2,476,039 common shares of ARTG as well as $267 thousand in cash. An additional $56 thousand of cash is currently being held in escrow and will be released to the Company by the first anniversary of the closing. Additional lesser amounts, up to $150 thousand, may also be realized, pursuant to the earn-out provisions of the merger. The shares received from ARTG are subject to a lock-up agreement pursuant to which the shares will be released from the lock-up in equal monthly installments over a period of 12 months, beginning three months after the closing, pursuant to an effective registration statement. Such registration statement was filed by ARTG and deemed efffective by the SEC on February 8, 2007.

The following table sets forth the reconciliation of the above transaction as it pertains to marketable securities (dollars in thousands):

Dividend income		$2,354

Realized gains		209

Unrealized gains recognized through other
comprehensive income		4,098

Gross fair value of the eStara transaction		6,661

Less :
Cash received	$267

Cash held in escrow	56	323

Fair value of ARTG stock
on October 2, 2006		6,338

Unrealized losses on marketable
securities recognized through other
comprehensive income		(562)

Marketable securities at December 31, 2006		$5,776

Preferred Stock Issuance

On November 6, 2006, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with General American Investors Company, Inc. ("GAM" or the "Purchaser"), whereby GAM invested $10 million in Epoch and Epoch issued GAM 10,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock").

The Company intends to use the proceeds for general business purposes and to support the Company's future growth. No placement or other broker fees were paid in connection with this transaction.

The Series A Preferred Stock has an annual cumulative cash dividend of 4.60%, payable semi-annually on June 30 and December 31, the first payment being December 31, 2006. These securities are convertible, in whole or in part at any time, into shares of the Company's common stock at a fixed conversion price of $6.00 per share, or 1,666,667 common shares in total.

The conversion price of $6.00 per common share contained a beneficial conversion feature of $0.42 per share compared to the November 6, 2006 closing price of $6.42. This beneficial conversion feature of $0.7 million, which is the difference between the above closing price and the conversion price, was fully amortized through retained earnings (accumulated deficit) at the date of closing. A corresponding amount was credited to additional paid-in capital.

Upon the five year anniversary of the closing of the transaction, there is an automatic conversion into shares of the Company's common stock at the fixed conversion price. The Series A Preferred Stock also contains an automatic conversion provision upon a change in control (as defined in the Certificate of Designation), as well as customary conversion price adjustments for stock combinations, stock splits, stock dividends and other similar events.

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

The Series A Preferred Stock was offered and sold to the Purchaser in a private placement transaction in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and the rules and regulations of the SEC promulgated thereunder, including Regulation D. The Purchaser is an accredited investor as defined in Rule 501 of Regulation D under the Securities Act.

The Series A Preferred Stock is not registered under the Securities Act. The underlying common stock issuable upon conversion of the Series A Preferred Stock has been registered with the SEC and may be sold pursuant to an effective resale prospectus dated December 26, 2006.

Subsequent Event

On January 31, 2007 the Company issued 194,884 restricted stock awards to employees of the Company. Recipients of the restricted awards were immediately vested in 12.5% of the total shares received. The remaining 87.5% of unvested shares will vest over the next three years, subject to the recipients remaining as employees of the Company. Issuance of these awards will result in total stock compensation expense of $1.8 million over the vesting period, assuming no forfeitures.

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

These and other risks related to our Company are discussed in greater detail under Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Available-for-sale securities

The Company is exposed to fluctuations in the market price of its marketable securities presented on its condensed consolidated balance sheet. The total fair value of these securities as of December 31, 2006 was $5.8 million. The Company does not hedge its market risk related to these securities and does not intend to do so in the future.

At December 31, 2006, the Company performed sensitivity analysis to assess the potential loss in the fair value of these market-risk sensitive securities. If the S&P 500 Index were to decline in fair value by 10%, we estimate this would cause an approximate $1.1 million decline in the fair value of its marketable securities.

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

Item 1a. Risk Factors.

Other than the risk factor noted below, there were no material changes from the risk factors set forth under Part I, Item 1a, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

Common shareholders may suffer dilution from the exercise of existing conversion rights pursuant to the issuance of the Series A Convertible Preferred Stock.

The ownership interests of existing common stockholders will be diluted when additional shares of common stock are issued upon conversion of the Company’s Series A Convertible Preferred Stock. The number of shares of the Company’s common stock that can be issued upon conversion of the Series A Convertible Preferred Stock is 1,666,667 common shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Please see the Company’s Current Report on Form 8-K dated November 6, 2006 relating to the sale and issuance of the Company’s Series A Preferred Stock, the contents of which are incorporated by reference herein. Also see Note 9 to the condensed consolidated financial statements as well as the discussion in the MD&A section of this Quarterly Report on Form 10-Q.

The Series A Convertible Preferred Stock is not registered under the Securities Act. The underlying common stock issuable upon conversion of the Series A Convertible Preferred Stock has been registered with the SEC and may be sold pursuant to an effecitve resale prospectus dated December 26, 2006.

Item 4. Submission of Matters to a Vote of Security Holders.

On November 30, 2006, the stockholders of Epoch Holding Corporation re-elected the chairman and the other six (6) directors at the annual meeting. Allan R. Tessler was re-elected as Chairman of the Board of Directors with 17,581,323 votes. The following individuals were also re-elected to the Company's Board of Directors and won with the following number of affirmative votes: William W. Priest (18,973,261), Eugene M. Freedman (18,739,264), David R. Markin (18,972,853), Jeffrey L. Berenson (18,739,245), Enrique R. Arzac (18,973,274), and Peter A. Flaherty (18,739,564).

Item 6.  Exhibits.

(a) Exhibits:

Exhibit No.	Description

4.2
Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock of Epoch Holding Corporation, filed with the Secretary of State of the State of Delaware November 6, 2006 of Epoch Holding Corporation. (A)

4.3	Registration Rights Agreement, dated November 7, 2006, by and between Epoch Holding Corporation and General American Investors Company, Inc. (A)

10.49	Securities Purchase Agreement, dated November 6, 2006, by and between Epoch Holding Corporation and General American Investors Company, Inc. (A)

31.1	Chief Executive Officer Certification (B)

31.2	Principal Financial Officer Certification (B)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (B)

(A)	- Incorporated by reference to Registrant’s Form 8-K dated November 6, 2006.
(B)	- Included herein.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPOCH HOLDING CORPORATION
(Registrant)

By:	/s/ Adam Borak
Adam Borak
Chief Financial Officer

Date: February 14, 2007