Form 10-Q
period 2007-03-31
EPOCH HOLDING CORP
filed 2007-05-15
CIK 351903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

At May 8, 2007, there were 19,900,028 shares of the Company's common stock, $.01 par value per share, outstanding.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES
FORM 10-Q
TABLE OF CONTENTS

		Page No.
Part I.	Financial Information

Item 1.	Financial Statements.	4

	Condensed Consolidated Balance Sheets -
	March 31, 2007 (Unaudited) and June 30, 2006	4

	Condensed Consolidated Statements of Operations (Unaudited) -
	Three and Nine Months Ended March 31, 2007 and 2006	5

	Condensed Consolidated Statements of Changes in Stockholders' Equity - Nine Months Ended March 31, 2007(Unaudited) and Year Ended June 30, 2006	6

	Condensed Consolidated Statements of Cash Flows (Unaudited) -
	Nine Months Ended March 31, 2007 and 2006	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8-19

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations.	20-40

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	40

Item 4.	Controls and Procedures.	41

Part II.	Other Information

Item 1.	Legal Proceedings.	42

Item1a.	Risk Factors.	42

Item 6.	Exhibits.	42

Signatures		43

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	March 31,	June 30,
	2007	2006
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$5,574	$2,445
Short-term investments - (Note 2)	15,900	5,400
Accounts receivable	4,918	2,486
Marketable securities - (Note 8)	4,910	-
Prepaid and other current assets	618	316
Total current assets	31,920	10,647

Property and equipment (net of accumulated depreciation of $844 and $552, respectively)	1,967	2,015
Security deposits	843	749
Investments in technology-related businesses - (Note 8)	157	157
Other investments - (Note 10)	756	-
Total assets	$35,643	$13,568

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$798	$1,423
Accrued compensation and benefits	2,705	2,068
Total current liabilities	3,503	3,491

Deferred rent	919	1,011
Subtenant security deposit	211	211
Total liabilities	4,633	4,713

Commitments and contingencies - (Note 7)

Stockholders' equity: - (Note 9)
Preferred stock, series A convertible, $1 par value per share, 1,000,000 shares authorized; 10,000 shares issued and outstanding	10	-
Common stock, $0.01 par value per share, 60,000,000 shares authorized; 19,894,224 and 19,153,996 shares issued and outstanding, respectively	199	191
Additional paid-in capital	43,437	28,500
Accumulated deficit	(9,420)	(13,251)
Accumulated other comprehensive income, net	3,003	-
Unearned share-based compensation	(6,219)	(6,585)
Total stockholders' equity	31,010	8,855
Total liabilities and stockholders' equity	$35,643	$13,568

The accompanying notes are an integral part of these condensed consolidated financial statements

EPOCH HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Revenues:
Investment advisory and management fees	$6,133	$2,865	$15,593	$6,840
Performance fees	-	-	971	100
Total operating revenues	6,133	2,865	16,564	6,940

Operating expenses:
Employee related costs (excluding share-based compensation)	3,566	2,177	10,040	6,230
Share-based compensation	1,752	1,199	4,710	3,451
General, administrative and occupancy	912	648	2,558	1,881
Professional fees and services	542	296	1,395	659
Depreciation and amortization	101	86	292	250
Total operating expenses	6,873	4,406	18,995	12,471

Loss from operations	(740)	(1,541)	(2,431)	(5,531)

Other income: - (Notes 4, 8)
Dividend income	584	-	2,938	-
Realized gain on investments	2,057	-	2,266	96
Interest and other income	391	249	1,930	684
Total other income	3,032	249	7,134	780

Income (loss) before income taxes	2,292	(1,292)	4,703	(4,751)

Provision for (benefit from) income taxes	4	(230)	103	(230)

Net income (loss)	2,288	(1,062)	4,600	(4,521)

Cumulative preferred stock dividends	115	-	184	-
Non-cash charge attributable to beneficial conversion feature of preferred stock - (Note 9)	-	-	700	-

Net income (loss) available to common stockholders for basic earnings per share	$2,173	$(1,062)	$3,716	$(4,521)

Basic earnings (loss) per share	$0.11	$(0.06)	$0.19	$(0.24)

Diluted earnings (loss) per share	$0.11	$(0.06)	$0.19	$(0.24)

The accompanying notes are an integral part of these condensed consolidated financial statements

EPOCH HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
( in thousands)

	Preferred Stock Series A Convertible		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Unearned Share-based
	Shares	Amount	Shares	Amount	Capital	Deficit	Income, net	Compensation	Totals
Balances at June 30, 2005	-	$-	18,258	$182	$24,404	$(7,529)	$-	$(7,480)	$9,577

Net loss						(5,722)			(5,722)
Comprehensive loss									(5,722)

Net issuance of restricted common stock			812	8	3,767			(3,285)	490
Amortization of unearned share-based compensation								4,180	4,180

Issuance of common stock upon exercise of stock options			84	1	329				330

Balances at June 30, 2006	-	-	19,154	191	28,500	(13,251)	-	(6,585)	8,855

Net income						4,600			4,600
Net unrealized gains on available-for-salesecurities, net of tax							3,003		3,003
Comprehensive income									7,603
Net issuance of restricted common stock			730	7	4,337			(3,923)	421
Amortization of unearned share-based compensation								4,289	4,289
Issuance of series A convertible preferred stock	10	10			9,990				10,000
Issuance of common stock upon exercise of stock options			10	1	(1)				-
Preferred stock issuance cost					(89)				(89)
Preferred stock dividends						(69)			(69)
Beneficial conversion feature associated with preferred stock - (Note 9)					700	(700)			-
Balances at March 31, 2007 (Unaudited)	10	$10	19,894	$199	$43,437	$(9,420)	$3,003	$(6,219)	$31,010

The accompanying notes are an integral part of these condensed consolidated financial statements

EPOCH HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Nine Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$4,600	$(4,521)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation	4,710	3,451
Dividend income received in stock	(2,240)	-
Realized gain on investments	(2,266)	(96)
Depreciation and amortization	292	250
Increase in operating assets:
Accounts receivable	(2,432)	(1,156)
Income taxes receivable	-	(230)
Prepaid and other current assets	(302)	(103)
(Decrease) increase in operating liabilities:
Accounts payable and accrued liabilities	(625)	123
Accrued compensation and benefits	637	3
Deferred rent	(92)	64
Net cash provided by (used in) operating activities	2,282	(2,215)

Cash flows from investing activities:
Purchases and sales of short-term investments, net	(10,500)	2,300
Proceeds from investments	2,594	96
Other investments	(750)	-
Capital expenditures	(245)	(225)
Security deposits	(94)	202
Net cash (used in) provided by investing activities	(8,995)	2,373

Cash flows from financing activities:
Proceeds from issuance of Series A convertible preferred stock	10,000	-
Preferred stock issuance costs	(89)	-
Preferred stock dividends paid	(69)	-
Net cash provided by financing activities	9,842	-

Net increase in cash and cash equivalents	3,129	158
Cash and cash equivalents at beginning of period	2,445	950
Cash and cash equivalents at end of period	$5,574	$1,108

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

Company Structure

Operations commenced under the Company’s existing structure on June 2, 2004 when a subsidiary of J Net Enterprises, Inc. ("J Net," whose name was subsequently changed to Epoch Holding Corporation in November 2004), merged with EIP in a business combination which resulted in the former EIP stockholders acquiring 51% of the issued and outstanding equity securities of J Net immediately following the merger. As a result of the majority of ownership interest in the Company being held by the former EIP stockholders, the business combination was accounted for as a reverse merger. Under generally accepted accounting principles in the United States of America, the legally acquired company, in this case, EIP, became the surviving entity for financial reporting purposes. EIP was formed on April 14, 2004 and did not have a predecessor business.

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

Short-term investments

Short-term investments consist of investment grade auction-rate securities with an active resale market and can be readily converted into cash to fund current operations, or satisfy other cash requirements as needed. Auction-rate securities have an underlying component of a long-term debt instrument. These securities mature on a shorter term than the underlying instrument based on an auction bid that resets the interest rate of the security. The auctions or interest rate reset dates occur at intervals that are generally between 7 and 28 days of the purchase. These securities provide a higher interest rate than similar short-term securities and provide higher liquidity than otherwise longer term investments. These securities are expected to be sold within one year, regardless of their legal maturity date. Accordingly these securities have been classified as current assets in the condensed consolidated balance sheets. All auction rate securities are bought and sold at par value.

Prior to the quarter ended December 31, 2006, the Company had classified its auction-rate securities as cash equivalents, based on the period from the purchase date to the next interest rate reset date. Beginning in the quarter ended December 31, 2006, the Company began classifying auction-rate securities as short-term investments that are available-for-sale because the underlying instruments have maturity dates exceeding three months. The Company also revised the presentation of the Condensed Consolidated Statements of Cash Flows to reflect the purchases and sales of these securities as investing activities. Prior period amounts have been reclassified to provide consistent presentation. This revision in classification had no impact on the total assets, current assets, or net income of the Company.

Financial instruments with concentration of credit risk

The financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, and short-term investments. Epoch invests its cash and cash equivalents with high-credit quality financial institutions in amounts which, at times, may be in excess of the FDIC insurance limits. Cash is also invested in varied high-grade, short-term liquid investments, thereby limiting exposure to concentrations of credit risk.

Marketable Securities

Marketable securities are classified as available-for-sale and are carried at fair value based upon quoted market prices, with unrealized gains or losses, net of tax, reported in Accumulated Other Comprehensive Income, a separate component of stockholders’ equity. Realized gains and losses on these securities are reported in the Statement of Operations. These securities are classified as current assets on the consolidated balance sheets as it is management’s intention to sell these securities within the next twelve months. See Note 8a - “eStara Transaction” for further discussion.

Property and equipment

The cost of leasehold improvements are capitalized and such costs are amortized on a straight-line basis over the shorter of their estimated useful lives or the lease term, as applicable. All other capital assets are recorded at cost and such costs are depreciated on a straight-line basis over their estimated useful lives. Generally, the useful lives are approximately 3 to 7 years for equipment, 3 years for purchased software, and 3 to 10 years for leasehold improvements and exclude option periods, if any. Repairs and maintenance are charged to expense as incurred. Property sold or retired is eliminated from the accounts in the period of disposition.

Investments in technology-related businesses

The Company holds minority investments in a few privately held, active technology-related companies. Ownership in each of these companies is less than 20%. As of March 31, 2007, the Company also held investments in several inactive technology-related companies. The Company uses the cost method to account for the above investments.

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

As of March 31, 2007, only one such investment, TellMe Networks, Inc. (“TellMe”), had any value ascribed to it - $157 thousand.

On March 12, 2007, TellMe announced an agreement by Microsoft Corporation (“Microsoft”) to acquire all of the outstanding common stock, preferred stock, and vested and unvested stock options of TellMe. This merger closed on April 30, 2007. As a result of the merger, the Company, as holder of the preferred stock of TellMe, will receive a cash payment of approximately $2.0 million in the quarter ending June 30, 2007. No such amounts have been recognized in the financial statements as of, and for the period ended, March 31, 2007, but the Company will record a gain in the quarter ending June 30, 2007. See Note 11 - “Subsequent Event” for further discussion.

During the quarter ended March 31, 2007, one of the Company’s privately held, active technology-related companies, Strategic Data Corp., was acquired. The Company recorded gains of $1.6 million and dividend income of $0.6 million in three months ended March 31, 2007. See Note 8b - “Strategic Data Corporation” for further discussion.

During the quarter ended December 31, 2006, another of the Company's privately held, active technology-related companies, eStara, Inc., was acquired by a publicly traded technology company and the resultant shares held by the Company are currently classified as Marketable Securities on the Condensed Consolidated Balance Sheet in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. During the nine months ended March 31, 2007 the Company recorded $2.4 million in dividend income and $0.2 million in realized gains from the eStara transaction. See Note 8a - “eStara Transaction" for further discussion.

There are no plans to make additional investments in technology-related businesses.

Revenue recognition

Investment advisory and management fees are generally recognized as services are provided, pursuant to specific terms contained in advisory or sub-advisory contracts between EIP and its clients. Such contracts generally call for revenue to be determined as a percentage of assets under management (“AUM”). Generally, fees are billed on a quarterly basis, in arrears, based on the account’s asset value at the end of a quarter. Advance payments, if received, are deferred and recognized during the periods for which services are provided.

The Company performs services for mutual funds under advisory and sub-advisory contracts. Fees for these contracts are calculated based upon the daily net asset values of the respective fund. Generally, advisory payments from the mutual funds are received monthly, while sub-advisory payments are received quarterly.

The Company also has certain contracts which contain "incentive clauses" that allow the Company to earn performance fees in the event that investment returns meet or exceed targeted amounts specified in the contracts. Revenues for these incentives are recognized only when such performance targets are met or exceeded at the end of the contract’s year, typically at the end of each calendar year—the Company’s second fiscal quarter. Due to the inability to forecast financial markets, no revenues are recognized until the contract year ends, even when investment returns are exceeding the contractual targets within the contract year.

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

Under the modified prospective method transition of SFAS 123R, compensation costs related to any non-vested portion of stock option awards outstanding at the adoption date are based on the grant date fair value of those awards. All outstanding options previously issued under the Company’s plan were fully vested prior to the adoption of SFAS 123R. There were no further stock options issued for all periods presented.

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

Recently issued accounting standards

On June 7, 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections ("SFAS No. 154"), replacing APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 alters the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS No. 154 did not have a material effect on the Company’s condensed consolidated financial position, results of operations, or cash flows, as it did not make any voluntary accounting changes.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold that a tax position must meet to be recognized in the financial statements. FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 must be implemented for fiscal years beginning after December 15, 2006. Early application is permitted. The Company is evaluating the effect, if any, the adoption of FIN 48 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value.   SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application permitted. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial condition, results of operations, or cash flows.

In September 2006, the United States Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each on the company’s balance sheet and statement of operations and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial condition, results of operations, or cash flows.

Note 3 - Accounts Receivable

The Company's accounts receivable balances do not include an allowance for doubtful accounts and there have been no bad debt expenses recognized during the three and nine months ended March 31, 2007 and 2006, respectively. Management believes these receivables are fully collectible.

Significant customers and contracts

For the three months ended March 31, 2007, CI Investments Inc. (“CI”), a Canadian-owned investment management company, accounted for approximately 18% of consolidated revenues, while Genworth Financial Asset Management, Inc. (“Genworth”), an investment adviser, through its investments in the Epoch International Small Cap Fund (“EPIEX”) and the Epoch Global Equity Shareholder Yield Fund (“EPSYX”), as well as separate account mandates, accounted for approximately 24%. The Company's services and relationships with these clients are important to the Company's ongoing growth strategy, and retention of these customers is significant to the ongoing results of operations and liquidity of the Company. For the nine months ended March 31, 2007, CI accounted for approximately 18% of consolidated revenues, while Genworth accounted for approximately 23%.

For the three months ended March 31, 2006, CI and Genworth each accounted for approximately 21% of consolidated revenues. For the nine months ended March 31, 2006, CI accounted for approximately 23% of consolidated revenues, while Genworth accounted for approximately 15%.

Note 4 - Other Income

In November 2000, J Net, the predecessor company to Epoch, recorded an accrued liability related to a sale of certain assets to an unrelated third party. The recorded amount of $950 thousand represented management’s best estimate of additional settlement amounts due. In late November 2006, a final assessment was made by management which resulted in the reversal of the previously recorded accrual.

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

The Company had 1,080,000 and 1,267,500 issued and outstanding stock options at March 31, 2007 and 2006, respectively. The exercise price of some of these options was higher than the average market price of the common stock, for certain periods presented. The conversion of those particular options, whose exercise price was higher than the average market price of the common stock during the respective period, would have an anti-dilutive effect, and thus were excluded from the diluted earnings per share calculation.

The 1,666,667 shares of common stock issuable upon conversion of the preferred stock has no effect on basic earnings per share, but has been included in the calculation of diluted earnings per share for the three and nine months ended March 31, 2007. Upon conversion, the issuable shares of common stock will be included in the calculation of both the basic and diluted earnings per share.

For purposes of determining basic earnings per share, dividends earned for the period on the cumulative preferred stock, although not yet declared, have been deducted from income available to common stockholders.

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands except per share data)	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006

Numerator:
Net income (loss) available to common stockholders:
Net income (loss)	$2,288	$(1,062)	$4,600	$(4,521)
Preferred stock dividends	(115)	-	(184)	-
Non-cash charge attributable to beneficial conversion feature of preferred stock	-	-	(700)	-

Net income (loss) available to common stockholders for basic earnings per share	2,173	(1,062)	3,716	(4,521)

Effect of dilutive securities:
Preferred stock dividends	115	-	184	-

Net income (loss) available to common stockholders after assumed conversions	$2,288	$(1,062)	$3,900	$(4,521)

Denominator:
Average common shares outstanding	19,804	18,825	19,663	18,635
Effect of dilutive securities:
Weighted average shares issuable upon conversion of preferred stock	1,667	-	882	-

Net common stock equivalents for the exercise of in-the-money stock options	36	-	-	-

Average common and common equivalent shares outstanding - assuming dilution	21,507	18,825	20,545	18,635

Basic earnings (loss) per share	$0.11	$(0.06)	$0.19	$(0.24)

Diluted earnings (loss) per share	$0.11	$(0.06)	$0.19	$(0.24)

Note 6 - Provision for Income Taxes

The provision for income taxes presented on the Condensed Consolidated Statement of Operations is the result of alternative minimum tax (“AMT”). AMT creates a deferred tax asset stemming from a tax credit that may be carried forward indefinitely to reduce future regular federal income taxes payable. The Company has provided a full valuation allowance for such deferred tax asset because the ability to utilize AMT credits in the future cannot be reasonably assured.

Note 7 - Commitments and Contingencies

Employment agreements

There are no employment contracts with any officers of the Company. There are written agreements with certain employees which provide for sales commissions or bonuses, subject to the attainment of certain performance criteria or continuation of employment. Such commitments under the various agreements total approximately $0.9 million at March 31, 2007. Of this amount, $0.3 million is included in accrued compensation and benefits on the Condensed Consolidated Balance Sheet at March 31, 2007. Approximately $0.2 million represents unearned restricted stock awards still to be issued during the fiscal year ending June 30, 2007. Approximately $0.4 million will be accrued through the remainder of calendar 2007.

The Company is obligated to enter into an employment agreement with its Chief Executive Officer prior to June 2, 2007, the third anniversary of the business combination with EIP. Terms of the contract are to be customary for Chief Executive Officers of peer group companies and must be reviewed and approved by the Company's Compensation Committee. The Company and its Chief Executive Officer are currently in the process of evaluating the terms of such an agreement and expect to complete a mutually acceptable arrangement in accordance with the Company’s obligations.

Lease commitments

The Company entered into a sublease agreement for additional office space effective February 1, 2007. This agreement, which expires in June 2010, calls for payments totaling $310 thousand on an annual basis.

Legal matters

From time to time, the Company or its subsidiaries may become parties to claims, legal actions and complaints arising in the ordinary course of business. Management is not aware of any claims which would have a material adverse effect on its condensed consolidated financial statements.

Note 8 - Investments in Technology-Related Businesses

a) eStara Transaction

During the fiscal year ended June 30, 2000, J Net, the predecessor company to Epoch, made a $4.0 million investment in eStara, Inc. ("eStara"), a technology-related company that provides conversion and tracking solutions to enhance on-line sales. This investment was comprised of 373,376 shares of Series C-1 and 553,893 shares of Series C-2, respectively, 8% cumulative convertible redeemable preferred stock. As there was no readily available market for the securities and the investment represented less than a 20% interest in eStara, the securities were valued at the Company’s initial cost. During the fiscal years ended June 30, 2001 and 2002, the carrying value of this investment was deemed to be impaired by J Net’s management and written down. During the fiscal year ended June 30, 2003, J Net’s management concluded its ability to recover its investment was remote and wrote down the remaining carrying value. Accordingly, this investment had no carrying value at October 2, 2006. Additionally, no dividends had been paid through October 2, 2006.

On October 2, 2006, eStara’s stockholders approved the acquisition of its stock by Art Technology Group, Inc. (NASDAQ ticker symbol “ARTG”). Under the terms of the agreement, ARTG acquired all of the outstanding common stock, preferred stock, and vested and unvested stock options of eStara.

As a result of the above-mentioned merger, the Company, as holder of the preferred stock of eStara, received an amount per share equal to the original issue price, plus the amount of any unpaid cumulative dividends. Additionally, the Company was entitled to its approximately 5% proportionate share of remaining merger consideration. Accordingly, the Company received 2,476,039 common shares of ARTG and $267 thousand in cash. An additional $56 thousand of cash is currently being held in escrow and is expected to be released to the Company by the first anniversary of the closing. Additional lesser amounts, up to $150 thousand, may also be realized, pursuant to the earn-out provisions of the merger. The common shares received from ARTG are subject to a lock-up agreement pursuant to which the shares will be released in equal monthly installments over a period of 12 months, which commenced January 2007. The Company sold 362,978 shares of ARTG during the three months ended March 31, 2007 and recorded realized gains of approximately $0.4 million.

 b) Strategic Data Corporation

During the fiscal year ended June 30, 2000, J Net, the predecessor company to Epoch, made a $1.1 million investment in Strategic Data Corp. ("SDC"), a technology-related company that specializes in advertising optimization technology. This investment was comprised of 892,500 shares of Series B and 1,966,963 shares of Series C, convertible preferred stock. As there was no readily available market for the securities and the investment represented less than a 20% interest in SDC, the securities were valued at the Company’s initial cost. During the fiscal year ended June 30, 2001, the carrying value of this investment was deemed to be impaired by J Net’s management and written down to zero. Accordingly, this investment had no carrying value at February 20, 2007. Additionally, no dividends had been paid through February 20, 2007.

On February 20, 2007, SDC’s stockholders approved the acquisition of its stock by Fox Interactive Media, Inc. (“FIM”). Under the terms of the agreement, FIM acquired all of the outstanding common stock, preferred stock, and vested and unvested stock options of SDC.

As a result of the above-mentioned merger, the Company, as holder of the preferred stock of SDC, received an initial cash payment of approximately $2.2 million on March 22, 2007. Such amount consisted of realized gain of $1.6 million and dividend income $0.6 million. The SDC merger also calls for contingent payments, dependent upon the achievement of certain targets and milestones after the merger is consummated, payable over a period of approximately 3.5 years, as well as release of an escrow fund. The Company’s share of additional contingent payments and escrow funds stemming from the acquisition ranges from zero to approximately $15.4 million. No amounts related to the contingent payments or escrow fund have been accrued as of March 31, 2007, as such amounts are not readily estimable or determinable at this time.

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

The Series A Preferred Stock has an annual cumulative cash dividend of 4.60%, payable semi-annually on June 30 and December 31, commencing December 31, 2006. These securities are convertible, in whole or in part at any time, into shares of the Company's common stock at a fixed conversion price of $6.00 per share, or 1,666,667 common shares in total.

The conversion price of $6.00 per common share contained a beneficial conversion feature of $0.42 per share to the November 6, 2006 closing price of $6.42. This beneficial conversion feature of $0.7 million, which is the difference between the above closing price and the conversion price, was fully amortized through retained earnings (accumulated deficit) at the date of closing. A corresponding amount was credited to additional paid-in capital.

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

Note 10 - Other Investments

The Company invested $250 thousand into each of the three Company-sponsored mutual funds during the quarter ended March 31, 2007—the Epoch Global Equity Shareholder Yield Fund ("EPSYX"), the Epoch U.S. All Cap Equity Fund ("EPACX"), and the Epoch International Small Cap Fund ("EPIEX"). These investments are classified as Other Investments on the Condensed Consolidated Balance Sheet and treated as available-for-sale securities. Any resulting change in market value is record as unrealized gain or loss, net of tax, in the Accumulated Other Comprehensive Income, a separate component of stockholders’ equity.

Note 11 - Subsequent Event

During the fiscal year ended June 30, 2001, J Net, the predecessor company to Epoch, made a $2.0 million investment in TellMe Networks, Inc. ("TellMe"), a technology-related company that specializes in voice technologies. This investment was comprised of 137,450 shares of Series D convertible preferred stock. As there was no readily available market for the securities and the investment represented less than a 20% interest in TellMe, the securities were valued at the Company’s initial cost. The investment in TellMe was reduced from $2.0 million to $157 thousand at
June 1, 2004. This reduction was due to purchase accounting adjustments in the J Net merger. As of March 12, 2007, the carrying value remained at $157 thousand.

On March 12, 2007, TellMe announced an agreement by Microsoft Corporation (“Microsoft”) to acquire all of the outstanding common stock, preferred stock, and vested and unvested stock options of TellMe. This merger closed on April 30, 2007. As a result of the merger, the Company, as holder of the preferred stock of TellMe, will receive a cash payment of approximately $2.0 million in the quarter ending June 30, 2007. No such amounts have been recognized in the financial statements as of, and for the period ended, March 31, 2007, but the Company will record a gain in the quarter ending June 30, 2007.

*****

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Set forth on the following pages is management’s discussion and analysis of our financial condition and results of operations for the three and nine months ended March 31, 2007 and 2006. Such information should be read in conjunction with our unaudited condensed consolidated financial statements together with the notes to the unaudited condensed consolidated financial statements. When we use the terms the “Company,” “management,” “we,” “us,” and “our,” we mean Epoch Holding Corporation, a Delaware corporation, and its consolidated subsidiaries.

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission ("SEC") contain statements that may be considered forward-looking. In some cases, you can identify these statements by forward-looking words such as "may," "might," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," or "continue," and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about the Company, may include projections of the Company's future financial performance based on the Company's growth strategies and anticipated trends in the Company's business. These statements are only predictions based on the Company's current expectations and projections about future events. There are important factors that could cause the Company's actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. See "Factors Which May Affect Future Results."

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

The following are additional critical accounting policies for the three and nine months ended March 31, 2007:

Short-Term Investments

Prior to the quarter ended December 31, 2006, the Company had classified its auction-rate securities as cash equivalents, based on the period from the purchase date to the next interest auction-rate reset date. Beginning in the quarter ended December 31, 2006, the Company began classifying auction-rate securities as short-term investments that are available-for-sale because the underlying instruments have maturity dates exceeding three months. The Company also revised the presentation of the Consolidated Statements of Cash Flows to reflect the purchases and sales of these securities as investing activities. Prior periods have been reclassified to provide consistent presentation. This revision in classification had no impact on the total assets, current assets, or net income of the Company.

Marketable Securities

The company received marketable securities during the three months ended December 31, 2006 as a result of the eStara transaction.  See "eStara Transaction" for further details.  These marketable securities are classified as available-for-sale and are carried at fair value based on quoted market prices, with unrealized gains or losses reported in Other Comprehensive Income, a separate component of stockholders' equity.  Realized gains and losses on these securities are reported in the Statement of Operations.  These securities are classified as current assets on the Condensed Consolidated Balance Sheet as it is management's intention to sell these securities within the next twelve months.

Financial Highlights

The Company continued to achieve positive operating leverage for the quarter ended March 31, 2007, which is defined as the total revenue growth rate that exceeds the rate of growth of expenses. Total operating revenue increased by 114% while total operating expenses increased by 56%. Operating margins continue to improve. The main driver of this positive trend has been the significant increase in assets under management (“AUM”), led primarily by an increase in sub-advisory and institutional mandates, coupled with market appreciation of the Company’s various products. The Company finished the quarter ended March 31, 2007 with AUM of $5.4 billion, more than double the AUM of $2.5 billion a year ago.

For the three months ended March 31, 2007, the Company recorded net income of $2.3 million, compared to a net loss of $1.1 million for the same period a year ago. The significant increase in revenue, coupled with investment income from the Strategic Data transaction and realized gains on the sale of ARTG securities, were the primary reasons for this increase. Basic earnings per share were $0.11 per share for the three months ended March 31, 2007, from a loss of $0.06 per share for the same period a year ago.

For the nine months ended March 31, 2007, the Company recorded net income of $4.6 million, compared to a net loss of $4.5 million for the same period a year ago. The significant increase in revenue, along with income from the Strategic Data and eStara transactions, were the primary reasons for this increase. Basic earnings per share were $0.19 per share for the nine month period ended March 31, 2007, compared to a loss of $0.24 per share for the same period a year ago.

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

The global market environment during the quarter ended March 31, 2007 was volatile, but finished the quarter virtually unchanged. In the U.S., economic growth, although lower than in recent quarters, remained solid. Global economic conditions remained generally favorable although it appeared to slow toward the end of the quarter. These factors left stock market indices near levels of the previous quarter. For the quarter ended March 31, 2007, the S&P 500 Index increased by 0.2%, while the Dow Jones Industrial Average decreased by 0.9% and the NASDAQ Composite Index increased by 0.3%.

For the nine months ended March 31, 2007, the S&P 500 Index increased by 11.9%, while the Dow Industrial Average Index and the NASDAQ Composite Index increased by 10.8% and 11.5%, respectively. This environment was favorable to our business as market appreciation contributed notably to the increase in assets under management (“AUM”) for the nine months ended March 31, 2007.

Results of operations - three months ended March 31, 2007 and 2006

Assets Under Management and Flows (in millions)

AUM increased to $5.4 billion at March 31, 2007, from $2.5 billion at March 31, 2006. This increase was primarily attributable to the ongoing expansion of the Company’s client base, as well as market appreciation. The Company continued to expand its institutional and sub-advisory businesses. The Company experienced growth in AUM in virtually all products, and particularly in its All Cap and Global Equity Shareholder Yield products as a percentage of AUM.

	Three Months Ended March 31,

	2007	2006

Beginning of period assets	$4,408	$2,232
Net inflows/(outflows)	795	116
Market appreciation	172	158

End of period assets	$5,375	$2,506

	Nine Months Ended March 31,

	2007	2006

Beginning of period assets	$3,253	$1,402
Net inflows/(outflows)	1,487	847
Market appreciation	635	257

End of period assets	$5,375	$2,506

The following charts show the Company’s products as a percentage of AUM as of March 31, 2007 and 2006, respectively:

The table and charts that follow set forth the amount of AUM by distribution channel:

(Dollars in Millions)

	As of March 31,
Distribution Channel:	2007	2006	Amount Increased	Percent Increased

Sub-advisory	$2,595	$1,523	$1,072	70%
Institutional	2,443	684	1,759	257%
High net worth	337	299	38	13%

Total AUM	$5,375	$2,506	$2,869	114%

As a result of the increase in AUM from the prior year period, the percentage of assets under management from CI Mutual Funds, Inc. of Canada ("CI"), a significant sub-advisory customer, declined to approximately 42% at March 31, 2007 from approximately 50% at March 31, 2006.

Revenues

Total revenues from investment advisory and investment management services for the three months ended March 31, 2007 were $6.1 million, increasing approximately 114%, from $2.9 million, for the same period a year ago. This increase was attributable to the increase in assets under management. We expect this positive revenue trend to continue during the next quarter as AUM levels are notably higher than comparative periods from the prior year.

For the three months ended March 31, 2007, CI accounted for approximately 18% of revenues, while Genworth Financial Asset Management, Inc. (“Genworth”), an investment adviser, through its investments in the Epoch International Small Cap Fund (“EPIEX”) and the Epoch Global Equity Shareholder Yield Fund (“EPSYX”), as well as separate account mandates, accounted for approximately 24% of revenues.

For the three months ended March 31, 2006, CI and Genworth each accounted for approximately 21% of revenues.

Employee related costs (excluding share-based compensation)

Expenses in this category include salaries, benefits, severance, incentive compensation, signing bonuses and commission expenses. For the three months ended March 31, 2007, these expenses were $3.6 million, an increase of $1.4 million or 64% from $2.2 million for the three months ended March 31, 2006. Increased headcount, including the addition of several senior experienced professionals to support the growth and expansion of the business, was the primary reason for this increase. We expect the level of overall employee related costs to increase in future periods due to changes in staffing levels to support the growth and expansion of our business.

Share-based compensation

Share-based compensation for the three months ended March 31, 2007 was $1.8 million, up $0.6 million or 46% from $1.2 million for the three months ended March 31, 2006. Share-based compensation includes the amortization on 5.5 million shares of restricted stock that were issued to employee owners associated with the acquisition of EIP, as well as restricted stock issued to employees during fiscal years 2005 and 2006, and the nine months ended March 31, 2007. The increase from the same quarter a year ago is primarily attributable to the increase in employees.

Share-based compensation expense is recognized as follows: 12.5% immediately, with the remaining 87.5% ratably over the subsequent three years. Epoch generally grants annual share-based compensation awards in January of each year. In the three months ended March 31, 2007 and 2006, a total of 229,431 and 179,648 shares of restricted stock, respectively, were issued to employees. A total of 28,694 and 22,893 shares of the awards issued in the three months ended March 31, 2007 and 2006, respectively, or approximately 12.5%, were immediately vested. The remaining 87.5% of the shares vest ratably over the subsequent three years. During the three months ended March 31, 2007 and 2006, a total of 7,883 and 11,617 shares, respectively, were forfeited by terminated employees.

During the three months ended March 31, 2007 and March 31, 2006, no shares were granted to directors of the Company. Shares issued to directors in the current fiscal year vest over one year. The prior years’ issued directors’ shares are subject to a three-year vesting period and vest one-third each year, or immediately in the event of death or disability. Prospective director stock awards will vest over one year. Share-based compensation expense is recognized ratably over the respective vesting period, in accordance with their underlying vesting provisions.

Amortization of the aforementioned shares issued to employee owners in connection with the acquisition of EIP, which equals approximately $0.8 million per quarter, will be completed in the quarter ended June 30, 2007.

General, administrative and occupancy expenses

These expenses consist primarily of office rentals, travel and entertainment, advertising and marketing, information technology expenses, utilities, insurance, and other office related expenses. For the three months ended March 31, 2007, such expenses were $0.9 million, an increase of $0.3 million from the comparable period a year ago. Increases in market data services and information technology costs, as well as insurance and rent on additional office space leased at the Company’s headquarters, were the primary contributors.

Professional fees and services

These expenses consist primarily of outside legal fees for general corporate legal affairs, independent accountants' fees, consulting fees, and other professional services. For the three months ended March 31, 2007, such fees were $0.5 million, an increase of $0.2 million from the comparable period a year ago. An increase in consulting fees in connection with compliance with Section 404 of the Sarbanes Oxley Act of 2002 (“SOX”), as well as higher legal costs in conjunction with the continued expansion of the business, were the primary reason for this increase.

At the end of the second fiscal quarter ended December 31, 2006, the Company achieved a market capitalization of shares held by non-affiliates in excess of $75 million. As a result, the Company will become an accelerated filer beginning with its June 30, 2007 Annual Report on Form 10-K. Accordingly, management will be required to report on its assessment of, and the Company’s independent registered public accounting firm will be required to express an opinion on, the Company’s internal control over financial reporting at June 30, 2007. The Company anticipates professional fees and service costs to increase due to the costs of compliance with Section 404 of SOX.

Other income

Other income includes interest income, dividend income, realized gains on investments, and rental income from subleased office space in New York. For the three months ended March 31, 2007, other income increased to $3.0 million, an increase of $2.7 million from $0.3 million for the three months ended March 31, 2006. The primary reason for this increase was the result of the Strategic Data transaction. This transaction resulted in $2.2 million of other income, comprising $0.6 million in dividend income and $1.6 million in realized gains. Additionally, realized gains from the sale of ARTG shares contributed approximately $0.4 million, while interest income on higher cash balances generated the remaining $0.1 million increase.

Provision for income taxes

For the three months ended March 31, 2007 the Company recorded an income tax expense of $4 thousand. The Company is not subject to regular income tax rates because of its net operating loss carry forwards but is obligated to pay tax under the federal alternative minimum tax (“AMT”), which limits the application of net operating loss carry forwards to 90% of taxable income in addition to certain AMT adjustments. We expect to be subject to AMT for the entire fiscal year 2007. In most cases the recognition of AMT does not result in tax expense. However, since our net deferred tax asset is subject to a full valuation allowance, any liability for AMT is recorded as tax expense. The Company has substantial net operating loss carry forwards and does not expect to pay significant income taxes for the foreseeable future.

Results of operations - nine months ended March 31, 2007 and 2006

Revenues

Total revenues from investment advisory and investment management services, including performance-based fees, for the nine months ended March 31, 2007 were $16.6 million, more than doubling revenues earned for the same period a year ago. This increase was attributable to the increase in assets under management, led primarily by an increase in institutional and sub-advisory mandates. Additionally, the $0.9 million increase in year-over-year performance fees contributed to this increase. We expect this positive revenue trend to continue during the next quarter as AUM levels are notably higher than comparative periods from the prior year.

For the nine months ended March 31, 2007, CI accounted for approximately 18% of revenues, while Genworth, through its investments in the Epoch International Small Cap Fund (“EPIEX”) and the Epoch Global Equity Shareholder Yield Fund (“EPSYX”), as well as separate account mandates, accounted for approximately 23% of revenues.

For the nine months ended March 31, 2006, CI accounted for approximately 23% of revenues, while Genworth accounted for approximately 15%.

Employee related costs (excluding share-based compensation)

For the nine months ended March 31, 2007, these expenses were $10.0 million, an increase of $3.8 million or 61% from $6.2 million for the nine months ended March 31, 2006. Increased headcount, including the addition of several senior experienced professionals to support the growth and expansion of the business, was the primary reason for this increase. We expect employee related costs to increase in future periods due to changes in staffing levels to support the growth and expansion of our business.

Share-based compensation

Share-based compensation for the nine months ended March 31, 2007 was $4.7 million, up $1.3 million or 36% from $3.5 million for the nine months ended March 31, 2006. Share-based compensation includes amortization on 5.5 million shares of restricted stock that were issued to employee owners associated with the acquisition of EIP, as well as restricted stock issued to employees during fiscal years 2005 and 2006, and the nine months ended March 31, 2007. The increase from the same period a year ago is primarily attributable to the increase in employees.

Share-based compensation expense is recognized as follows: 12.5% immediately, with the remaining 87.5% ratably over the subsequent three years. In the nine months ended March 31, 2007 and 2006, a total of 690,089 and 656,649 shares of restricted stock, respectively, were issued to employees. A total of 86,277 and 82,520 shares of the awards, or approximately 12.5% of the shares issued in the nine months ended March 31, 2007 and 2006, respectively, were immediately vested. The remaining 87.5% of the shares vest ratably over the subsequent three years. Approximately 26,201 and 26,533 shares were forfeited by terminated employees in the nine months ended March 31, 2007 and 2006, respectively.

During the nine months ended March 31, 2007 and March 31, 2006, a total of 66,228 and zero shares, respectively, were granted to directors of the Company. The prior year’s director awards were granted in the quarter ended June 30, 2005, in advance of their fiscal 2006 services. The recently issued directors' shares vest over one year. The prior years’ issued directors’ shares are subject to a three-year vesting period and vest one-third each year, or immediately in the event of death or disability. Prospective director stock awards will vest over one year. Share-based compensation expense is recognized ratably over the respective vesting period, in accordance with their underlying vesting provisions.

Amortization of the aforementioned shares issued to employee owners in connection with the acquisition of EIP, which equaled approximately $2.3 million for the nine months ended March 31, 2007, will be completed in the quarter ended June 30, 2007.

General, administrative and occupancy expenses

For the nine months ended March 31, 2007, such fees were $2.6 million, an increase of $0.7 million from the comparable period a year ago. Increases in market data services and information technology costs, as well as insurance and rent on additional office space leased at the Company’s headquarters, were the primary contributors.

Professional fees and services

For the nine months ended March 31, 2007, such fees were $1.4 million, an increase of $0.7 million from the comparable period a year ago. An increase in employee placement fees was one of the primary contributors of this increase, as several senior experienced professionals were added to staff. Other contributors to this increase included technology consulting fees, to help support the upgrading of systems and expansion of operations, as well as SOX consulting fees.

At the end of the second fiscal quarter ended December 31, 2006, the Company achieved a market capitalization of shares held by non-affiliates in excess of $75 million. As a result, the Company will become an accelerated filer beginning with its June 30, 2007 Annual Report on Form 10-K. Accordingly, management will be required to report on its assessment of, and the Company’s independent registered public accounting firm will be required to express an opinion on, the Company’s internal control over financial reporting at June 30, 2007. The Company anticipates professional fees and service costs to increase due to the costs of compliance with Section 404 of SOX.

Other income

For the nine months ended March 31, 2007, other income increased to $7.1 million, an increase of $6.3 million from $0.8 million for the nine months ended March 31, 2006. This increase stems from the October 2006 eStara transaction, which resulted in $2.6 million of other income, as well as the March 2007 Strategic Data transaction which resulted in $2.2 million of other income.

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

Additionally, realized gains from the sale of ARTG shares contributed approximately $0.4 million. Interest income on higher cash balances and short-term investments, stemming from the preferred stock proceeds received in November 2006 as well as higher management fees, generated the remaining increase in other income.

Provision for income taxes

For the nine months ended March 31, 2007 the Company recorded an income tax expense of $103 thousand. The Company is not subject to regular income tax rates because of its net operating loss carry forwards but is obligated to pay tax under the federal AMT, which limits the application of net operating loss carry forwards to 90% of taxable income in addition to certain AMT adjustments. We expect to be subject to AMT for the entire fiscal year 2007. In most cases the recognition of AMT does not result in tax expense. However, since our net deferred tax asset is subject to a full valuation allowance, any liability for AMT is recorded as tax expense. The Company has substantial net operating loss carry forwards and does not expect to pay significant income taxes for the foreseeable future.

Liquidity and Capital Resources

A summary of cash flow data, together with short-term investments for the nine months ended March 31, 2007 and 2006, respectively, is as follows (in thousands):

	March 31,
	2007	2006
Cash flows provided by (used in) :
Operating activities	$2,282	$(2,215)
Investing activities	(8,995)	2,373
Financing activities	9,842	-
Net increase in cash and cash equivalents	3,129	158

Cash and cash equivalents at beginning of period	2,445	950

Cash and cash equivalents at end of period	5,574	1,108

Short-term investments	15,900	5,300

Cash, cash equivalents and short-term investments at end of period	$21,474	$6,408

Short-term investments consist of investment grade auction-rate securities with an active resale market and can be readily converted into cash to fund current operations, or satisfy other cash requirements as needed. Auction-rate securities have an underlying component of a long-term debt instrument. These securities mature on a shorter term than the underlying instrument based on an auction bid that resets the interest rate of the security. The auction or reset dates occur at intervals that are generally between 7 and 28 days of the purchase. These securities provide a higher interest rate than similar short-term securities and provide higher liquidity than otherwise longer term investments. These securities are expected to be sold within one year, regardless of their legal maturity date. Accordingly these securities have been classified as current assets in the condensed consolidated balance sheets. All auction rate securities are bought and sold at par value.

Sources of funds for the Company's operations are derived from investment advisory and investment management fees, interest on the Company's cash, cash equivalents, and short-term investments, and sublease income. As of March 31, 2007, the Company had $5.6 million of cash and cash equivalents, $15.9 million of short-term investments, and $4.9 million of accounts receivable to fund its business growth strategy.

At March 31, 2007, accounts payable and accrued liabilities, which consist of accrued professional fees, trade payables and other liabilities, were $0.8 million. Accrued compensation and benefits, which consist primarily of accrued employee bonuses and sales commissions, were $2.7 million. There was no debt and management does not foresee any reason to incur debt unless a significant business opportunity warrants such action.

The Company’s business does not require it to maintain significant capital balances. The Company’s current financial condition is highly liquid, with cash and cash equivalents, as well as short-term investments comprising approximately 60% of its total assets at March 31, 2007.

The Company expects to continue to increase staff to support the growth and expansion of its business and the related distribution efforts for its products. Management believes the existing cash, cash equivalents, and short-term investments are adequate to provide the necessary resources to meets its operating needs for the foreseeable future as well as to implement its growth objectives.

The Company’s liquidity position strengthened during the second quarter ended December 31, 2006, as a result of the November 7, 2006 private placement - see “Significant Transactions- Preferred Stock Issuance” discussion which follows. The Company believes that the proceeds from the private placement will enable the Company to accelerate its growth objectives.

Preferred Dividends

As a result of the November 7, 2006 preferred stock issuance, the Company began paying semi-annual dividends on newly issued Series A Convertible Preferred Stock on December 31 and June 30 of each year. The Company paid $69 thousand in preferred dividends on December 31, 2006 which represents dividends for the period November 7, 2006 to December 31, 2006. The semi-annual dividend payments are expected to be $230 thousand, each June and December.

Working Capital

The Company’s working capital and current ratio (current assets divided by current liabilities) for the quarter ended March 31, 2007 and recent fiscal year ended June 30, 2006 is set forth in the table below (in thousands):

	March 31, 2007	June 30, 2006	Increase	Percent Increase

Current assets	$31,920	$10,647	$21,273	200%
Current liabilities	3,503	3,491	12	0%

Working capital	$28,417	$7,156	$21,261	297%

Current ratio	9.11	3.05	6.06	199%

Current Assets

Current assets increased $21.3 million at March 31, 2007 compared with June 30, 2006 primarily as a result of the following three items:

• $10 million proceeds received in November 2006 from the preferred stock issuance. These proceeds are presently invested in auction-rate securities, classified as Short-term investments on the balance sheet.

• ARTG marketable securities received in the eStara transaction, the balance of which was $4.9 million at March 31, 2007. The previous eStara investment had a carrying value of zero at June 30, 2006.

• Increases in cash and accounts receivable balances as a result of business expansion.

Contractual Obligations

The Company's primary headquarters and operations are located in New York, New York. Business is conducted at a location with approximately 10,000 square feet under a long-term lease that expires in September 2015. The Company entered into a sublease agreement for an additional 3,100 square feet at its Company headquarters effective February 1, 2007.

The Company is also the primary party to another lease in New York, New York which expires in December 2010. This property is subleased to an unrelated third party. While the Company remains responsible for obligations under the lease, the sublease income, net of profit sharing with the landlord, more than offsets the Company's obligations under this lease. The subtenant has performed its obligations under the sublease agreement and the Company is not aware of any credit issues with the subtenant. As of March 31, 2007, the remaining future minimum payments under this lease total $1.7 million. Future minimum receipts from the subtenant, net of profit sharing with the landlord, total $2.1 million as of March 31, 2007.

The Company also has an office lease in Sherman Oaks, California with an annual option to renew. The obligations under this lease are minimal.

There are no employment contracts with any officers or employees of the Company. The Company is obligated to enter into an employment agreement with its Chief Executive Officer prior to June 2, 2007, the third anniversary of the business combination with EIP. Terms of the contract are to be customary for Chief Executive Officers of peer group companies and must be reviewed and approved by the Company's Compensation Committee. The Company and its Chief Executive Officer are currently in the process of evaluating the terms of such an agreement and expect to complete a mutually acceptable arrangement in accordance with the Company’s obligations.

Summary of Contractual Obligations

The following table summarizes all contractual obligations, including the aforementioned office leases (in thousands):

		Payments due in Fiscal Years Ended June 30,
	Remaining Payments in Fiscal
	Year Ended June 30, 2007	2008-2009	2010-2011	2012 and thereafter	Total

Primary New York operations	$218	$1,952	$1,525	$3,047	$6,742
Subleased New York lease	120	961	641	-	1,722
Other office locations	8	6	-	-	14
Other operating leases	8	30	11	-	49

Total obligations	354	2,949	2,177	3,047	8,527

Sublease income	(143)	(1,148)	(765)	-	(2,056)

Net obligations	$211	$1,801	$1,412	$3,047	$6,471

Off-Balance Sheet Arrangements

As of March 31, 2007 the Company had no off-balance sheet arrangements.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold that a tax position must meet to be recognized in the financial statements. FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 must be implemented for fiscal years beginning after December 15, 2006. Early application is permitted. The Company is evaluating the effect, if any, the adoption of FIN 48 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application permitted. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial condition, results of operations, or cash flows.

In September 2006, the United States Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each on the company’s balance sheet and statement of operations and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. We do not expect the adoption of this statement to have a material impact on our consolidated financial condition, results of operations, or cash flows.

Significant Transactions

eStara Transaction

During the fiscal year ended June 30, 2000, J Net, the predecessor company to Epoch, made a $4.0 million investment in eStara, Inc. ("eStara"), a technology-related company that provides conversion and tracking solutions to enhance on-line sales. This investment was comprised of 373,376 shares of Series C-1 and 553,893 shares of Series C-2, respectively, 8% cumulative convertible redeemable preferred stock. As there was no readily available market for the securities and the investment represented less than a 20% interest in eStara, the securities were valued at the Company’s initial cost. During the fiscal years ended June 30, 2001 and 2002, the carrying value of this investment was deemed to be impaired by J Net’s management and written down. During the fiscal year ended June 30, 2003, J Net’s management concluded its ability to recover its investment was remote and wrote down the remaining carrying value. Accordingly, this investment had no carrying value at October 2, 2006. Additionally, no dividends had been paid through October 2, 2006.

On October 2, 2006, eStara’s stockholders approved the acquisition of its stock by Art Technology Group, Inc. (NASDAQ ticker symbol “ARTG”). Under the terms of the agreement, ARTG acquired all of the outstanding common stock, preferred stock, and vested and unvested stock options of eStara.

As a result of the above-mentioned merger, the Company, as holder of the preferred stock of eStara, received an amount per share equal to the original issue price, plus the amount of any unpaid cumulative dividends. Additionally, the Company was entitled to its approximately 5% proportionate share of remaining merger consideration. Accordingly, the Company received 2,476,039 common shares of ARTG and $267 thousand in cash. An additional $56 thousand of cash is currently being held in escrow and is expected to be released to the Company by the first anniversary of the closing. Additional lesser amounts, up to $150 thousand, may also be realized, pursuant to the earn-out provisions of the merger. The common shares received from ARTG are subject to a lock-up agreement pursuant to which the shares will be released in equal monthly installments over a period of 12 months, which commenced January 2007. The Company sold 362,978 shares of ARTG during the three months ended March 31, 2007 and recorded realized gains of approximately $0.4 million.

Strategic Data Corporation

During the fiscal year ended June 30, 2000, J Net, the predecessor company to Epoch, made a $1.1 million investment in Strategic Data Corp. ("SDC"), a technology-related company that specializes in advertising optimization technology. This investment was comprised of 892,500 shares of Series B and 1,966,963 shares of Series C, convertible preferred stock. As there was no readily available market for the securities and the investment represented less than a 20% interest in SDC, the securities were valued at the Company’s initial cost. During the fiscal year ended June 30, 2001, the carrying value of this investment was deemed to be impaired by J Net’s management and written down to zero. Accordingly, this investment had no carrying value at February 20, 2007. Additionally, no dividends had been paid through February 20, 2007.

On February 20, 2007, SDC’s stockholders approved the acquisition of its stock by Fox Interactive Media, Inc. (“FIM”). Under the terms of the agreement, FIM acquired all of the outstanding common stock, preferred stock, and vested and unvested stock options of SDC.

As a result of the above-mentioned merger, the Company, as holder of the preferred stock of SDC, received an initial cash payment of approximately $2.2 million on March 22, 2007. Such amount consisted of realized gain of $1.6 million and dividend income $0.6 million. The SDC merger also calls for contingent payments, dependent upon the achievement of certain targets and milestones after the merger is consummated, payable over a period of approximately 3.5 years, as well as release of an escrow fund. The Company’s share of additional contingent payments and escrow funds stemming from the acquisition ranges from zero to approximately $15.4 million. No amounts related to the contingent payments or escrow fund have been accrued as of March 31, 2007, as such amounts are not readily estimable or determinable at this time.

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

The Series A Preferred Stock has an annual cumulative cash dividend of 4.60%, payable semi-annually on June 30 and December 31, commencing December 31, 2006. These securities are convertible, in whole or in part at any time, into shares of the Company's common stock at a fixed conversion price of $6.00 per share, or 1,666,667 common shares in total.

The conversion price of $6.00 per common share contained a beneficial conversion feature of $0.42 per share to the November 6, 2006 closing price of $6.42. This beneficial conversion feature of $0.7 million, which is the difference between the above closing price and the conversion price, was fully amortized through retained earnings (accumulated deficit) at the date of closing. A corresponding amount was credited to additional paid-in capital.

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

Subsequent Event

During the fiscal year ended June 30, 2001, J Net, the predecessor company to Epoch, made a $2.0 million investment in TellMe Networks, Inc. ("TellMe"), a technology-related company that specializes in voice technologies. This investment was comprised of 137,450 shares of Series D convertible preferred stock. As there was no readily available market for the securities and the investment represented less than a 20% interest in TellMe, the securities were valued at the Company’s initial cost. The investment in TellMe was reduced from $2.0 million to $157 thousand at
June 1, 2004. This reduction was due to purchase accounting adjustments in the J Net merger. As of March 12, 2007, the carrying value remained at $157 thousand.

On March 12, 2007, TellMe announced an agreement by Microsoft Corporation (“Microsoft”) to acquire all of the outstanding common stock, preferred stock, and vested and unvested stock options of TellMe. This merger closed on April 30, 2007. As a result of the merger, the Company, as holder of the preferred stock of TellMe, will receive a cash payment of approximately $2.0 million in the quarter ending June 30, 2007. No such amounts have been recognized in the financial statements as of, and for the period ended, March 31, 2007, but the Company will record a gain in the quarter ending June 30, 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Available-for-sale securities

The Company is exposed to fluctuations in the market price of its marketable securities presented on its condensed consolidated balance sheet. The total fair value of these securities as of March 31, 2007 was $4.9 million. The Company does not hedge its market risk related to these securities and does not intend to do so in the future.

At March 31, 2007, the Company performed sensitivity analysis to assess the potential loss in the fair value of these market-risk sensitive securities. If the S&P 500 Index were to decline in fair value by 10%, we estimate this would cause an approximate $0.6 million decline in the fair value of its marketable securities.

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

Item 1a. Risk Factors.

Other than the risk factor noted below, there were no material changes from the risk factors set forth under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

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

 Item 6.  Exhibits.

(a) Exhibits:

Exhibit No.	Description
8.1	Press release announcing AUM as of March 31, 2007 (A)
31.1	Chief Executive Officer Certification (B)
31.2	Principal Financial Officer Certification (B)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (B)

(A)	- Incorporated by reference to Registrant’s Form 8-K dated April 4, 2007.
(B)	- Included herein.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPOCH HOLDING CORPORATION
(Registrant)
By:	/s/ Adam Borak
Adam Borak
Chief Financial Officer

Date: May 15, 2007