Form 10-K
period 2007-06-30
EPOCH HOLDING CORP
filed 2007-09-13
CIK 351903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

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
(212) 303 -7200 (Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No ࿠

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

As of December 29, 2006, the last trading day of the registrant's most recently completed second fiscal quarter, the aggregate market value of common stock held by nonaffiliates of the registrant was approximately $85.3 million, computed by reference to the closing price of $9.94 on the NASDAQ Capital Market on December 29, 2006.

As of September 6, 2007, there were 20,122,645 shares of the registrant's common stock, $.01 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated herein by reference into the Form 10-K as indicated:

Document	Part of Form 10-K into which incorporated
Company's Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders	Part III

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

Annual Report on Form 10-K
For the Fiscal Year Ended June 30, 2007

PART I

ITEM 1.	BUSINESS

Forward-Looking Statements

Certain information included, or incorporated by reference in this Annual Report on Form 10-K and other materials filed or to be filed by Epoch Holding Corporation (“Epoch" or the “Company") with the Securities and Exchange Commission (“SEC") contain statements that may be considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may," “might," “will," “should," “expect," “plan," “anticipate," “believe," “estimate," “predict," “potential" or “continue," and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about the Company, may include projections of the Company's future financial performance based on the Company's growth strategies and anticipated trends in the Company's business. These statements are only predictions based on the Company's current expectations and projections about future events. There are important factors that could cause the Company's actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the risks and uncertainties outlined in Item 1A.”Risk Factors."

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

Forward-looking statements include, but are not limited to, statements about the Company’s:

•	business strategies and investment policies,
•	possible or assumed future results of operations and operating cash flows,
•	financing plans and the availability of short-term borrowing,
•	competitive position,
•	potential growth opportunities,
•	recruitment and retention of the Company's key employees,
•	potential operating performance, achievements, productivity improvements, efficiency and cost reduction efforts,
•	likelihood of success and impact of litigation,
•	expected tax rates,
•	expectations with respect to the economy, securities markets, the market for mergers and acquisitions activity, the market for asset management activity and other industry trends,
•	competition, and
•	effect from the impact of future legislation and regulation on the Company.

Available Information

Reports the Company files electronically with the SEC via the SEC’s Electronic Data Gathering, Analysis and Retrieval system (“EDGAR”) may be accessed through the internet. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at www.sec.gov.

The Company maintains a website which contains current information on operations and other matters. The website address is www.eipny.com. Through the Investor Relations section of our website, and “Link to SEC Website” therein, we make available, free of charge, our Proxy Statement, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Also available free of charge on our website within the Investors Relations section is our code of ethics and business conduct and charters for the Audit, Nominating/Corporate Governance, and the Compensation committees of our board of directors.

Overview

Epoch is a holding company headquartered in New York, NY whose sole line of business is investment advisory and investment management services. The operations of the Company are conducted through its wholly-owned subsidiary, Epoch Investment Partners, Inc. (“EIP”). EIP is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”).

The Company uses a fiscal year which ends on June 30th. References to “FY 2007,” “FY 2006,” and “FY 2005” in this document refer to the fiscal years ended June 30, 2007, June 30, 2006, and June 30, 2005, respectively. This Annual Report on Form 10-K may also include “forward-looking statements” which refer to fiscal years subsequent to the historical financial positions and results of operations contained herein. References to future fiscal years also apply to the June 30 year end.

Company Structure and Discontinued Operations

Operations commenced under the Company’s existing structure on June 2, 2004 when a subsidiary of J Net Enterprises, Inc. (“J Net,” whose name was subsequently changed to Epoch Holding Corporation in November 2004), merged with EIP in a business combination which resulted in the former EIP stockholders acquiring 51% of the issued and outstanding equity securities of J Net immediately following the merger. As a result of the majority of ownership interest in the Company being held by the former EIP stockholders, the business combination was accounted for as a reverse merger. Under generally accepted accounting principles in the United States of America, the legally acquired company, in this case, EIP, became the surviving entity for financial reporting purposes. EIP was formed on April 14, 2004 and did not have a predecessor business.

Prior to the June 2, 2004 business combination, J Net conducted operations in the internet-based e-commerce industry. Immediately following the consummation of the transaction with EIP, management initiated a formal plan to dispose of the internet-based business and shift its business focus and capital resources to the operations of EIP. In September 2004, the internet-based operations were sold to the management of that business segment. The results of operations for that business segment have been reported as discontinued operations.

EIP became the sole operating business segment in June 2004 immediately following the aforementioned business combination. Initially, one sub-advisory contract with assets under management (“AUM”) of $647 million was transferred to EIP by a former client of Mr. William W. Priest, the Chief Executive Officer of the Company. The FY 2007, FY 2006 and FY 2005 consolidated results reflect the first three full years of operations for the Company.

Recent Events and FY 2007 Highlights

The following highlights mark notable accomplishments or events of the Company during its third full year of operations:

1.	AUM increased to $6.0 billion at June 30, 2007, an increase of approximately 85% from $3.25 billion at June 30, 2006. The majority of growth is attributable to institutional and sub-advisory clients.

2.	Revenues increased to $23.9 million for the year ended June 30, 2007, an increase of 134% from $10.2 million for the prior fiscal year.

3.	The Company’s operating loss decreased to $2.5 million for the year ended June 30, 2007, an improvement of 64% from an operating loss of $7.1 million for the year ended June 30, 2006.

4.
The Company had net income of $7.9 million, which included $6.6 million of dividends and realized gains from the disposition, during the year, of certain of its privately held investments. Additional realized gains from the sale of marketable securities received in conjunction with one of the above dispositions contributed an additional $1.5 million.

5.	The Company issued $10 million of Series A Convertible Preferred Stock in a private placement transaction.

6.	The Company’s net worth increased by approximately 300%, primarily as a result of the items above.

Operations and Products

EIP, the sole operating segment of the Company, is a registered investment adviser under the Investment Advisers Act. EIP provides investment advisory and investment management services for retirement plans, mutual funds, endowments, foundations and high net worth individuals. As of June 30, 2007, EIP offered the following separate investment products to its clients:

1.
U.S. All Cap Value - This product is comprised of a broad range of U.S. companies with market capitalizations that resemble stocks in the “Russell 3000,” a U.S. Equity index which measures the performance of the 3,000 largest U.S. companies based upon total market capitalization.

2.
U.S. Value - This product reflects a selection of equities in U.S. companies with market capitalizations generally considered to be comparable to the “Russell 1000,” a U.S. Equity index which measures the performance of the 1,000 largest companies in the Russell 3000 index.

3.
U.S. Smid (small/mid) Cap Value - This product comprises U.S. companies with capitalizations generally considered to be comparable to the “Russell 2500,” a U.S. Equity index which measures the performance of the 2,500 smallest companies in the Russell 3000 index.

4.
U.S. Small Cap Value - This product comprises U.S. companies with capitalizations generally considered to be comparable to the “Russell 2000,” a U.S. Equity index which measures the performance of the 2,000 smallest companies in the Russell 3000 index.

5.
Global Small Cap - This product seeks to capitalize upon the continuing globalization of the world economy by investing in small cap companies in the U.S. and throughout the world. The benchmark for this product is the S&P/Citigroup EMI World index.

6.
Global Absolute Return - While this product uses the same security selection process of other products offered by EIP, its holdings are generally limited to fewer than 30 positions. Individual positions can be as high as 15% and cash is used to control loss exposure. The objective of this product is absolute positive return. The benchmark for this product is the MSCI World index.

7.
International Small Cap - This product draws almost all of its holdings from companies outside the U.S., with “small cap” defined as companies with market capitalization in the bottom 25% of the publicly traded companies in each country where the strategy is applied. Index comparisons for this product include the S&P/Citigroup Extended Market Index (“EMI”) and the Europe Pacific Asia Composite (“EPAC”), commonly referred to as the “EMI EPAC Index”.

8.
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

9.
Global Equity Shareholder Yield - This product seeks to invest in a diversified portfolio of global equity securities with a history of attractive dividend yields and positive growth in free cash flow. The primary objective of this product is to seek a high level of income, with capital appreciation as a secondary investment objective. The benchmark for this product is the S&P/Citigroup BMI World index.

The following chart shows the Company's investment products as a percentage of AUM at June 30, 2007:

The following table shows each product’s composite returns, before management fees, for the 6 months, 1 and 3 years ended June 30, 2007 as measured against their applicable benchmarks:

	Returns*
Product (1)	6 months	1 year	3 years
U.S. All Cap Value	8.8%	21.5%	15.9%
Russell 3000	7.1%	20.1%	12.4%

U.S. Value	9.8%	24.4%	17.2%
Russell 1000	7.2%	20.4%	12.3%

U.S. Small Cap Value	12.0%	23.5%	15.0%
Russell 2000	6.5%	16.4%	13.5%

Global Small Cap	12.9%	29.4%	21.4%
S&P/Citigroup EMI World Index	11.9%	26.2%	21.7%

Global Absolute Return	11.7%	25.5%	20.0%
MSCI World	9.5%	24.2%	17.3%

International Small Cap	14.1%	36.7%	N/A
S&P/Citigroup EMI EPAC Index	12.4%	32.0%	N/A

Global Equity Shareholder Yield	8.5%	28.8%	N/A
S&P/Citigroup BMI World Index	9.9%	24.4%	N/A

* - index returns assume dividend reinvestment
(1) - Past performance is not indicative of future results

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

The following table shows each of the Company-sponsored mutual funds performance for the 6 months and 1 year ended June 30, 2007 and return since fund inception as measured against their applicable benchmarks:

	Ticker	Returns*
Mutual Fund (1)	Symbol	6 months	1 year	Inception
Epoch International Small Cap Fund	EPIEX	13.1%	34.4%	30.4%
S&P/Citigroup EMI EPAC Index		12.4%	32.0%	27.4%

Epoch Global Equity Shareholder Yield Fund	EPSYX	7.6%	27.0%	21.8%
S&P/Citigroup BMI World Index		9.9%	24.4%	20.3%

Epoch U.S. All Cap Equity Fund	EPACX	7.8%	20.7%	10.9%
Russell 3000		7.1%	20.1%	13.3%

* - index returns assume dividend reinvestment
(1) - Past performance is not indicative of future results

Growth Strategy

As the Company enters its fourth full year of operations, its growth strategy will continue to be focused on the development of distribution channels to offer its various products to a broad array of clients. These efforts have included, and will continue to include, developing relationships with investment advisory consultants, initiating managed accounts with third party institutions, and maintaining strong sub-advisory relationships.

The amount of AUM, by fiscal quarter, for the past three fiscal years is set forth in the graph below.

The following table provides information regarding the composition of our assets under management by distribution channel for the last three fiscal years:

Assets Under Management By Distribution Channel
(Dollars in Millions)

	As of June 30,
	2007		2006		2005
Distribution Channel:	Amount	% of total	Amount	% of total	Amount	% of total
Sub-advisory	$2,876	47.9%	$1,715	52.7%	$922	65.8%
Institutional	2,765	46.1%	1,245	38.3%	233	16.6%
High net worth	360	6.0%	293	9.0%	247	17.6%

Total AUM	$6,001	100.0%	$3,253	100.0%	$1,402	100.0%

The Company routinely evaluates its strategic position and maintains a disciplined acquisition and alliance effort which seeks complementary products or new products which could benefit clients. While the Company continues to actively seek such opportunities, there can be no assurance that acquisitions will be identified and consummated on terms that are favorable to the Company, its business and its stockholders. Management believes that opportunities are available, but will only act on opportunities that it believes are accretive to the Company's long-term business strategy.

Paramount to the continued success of the business and the growth in existing products and retention of clients will be the Company's ability to attract and retain key employees. The Company believes it offers competitive compensation to its employees, including share-based compensation, which the Company believes promotes a common objective with shareholders.

Competition

The investment advisory and investment management business is highly competitive. The Company continuously encounters competitors in the marketplace which offer similar products and services. Many of the Company’s competitors have well-established national reputations and greater financial resources and market share than the Company. The Company competes primarily on the basis of investment philosophy, performance, product features, range of products, and client service. While the Company believes it will be successful in obtaining and retaining new clients, it may be necessary to expend additional resources to compete effectively.

Significant Customers

For the fiscal year ended June 30, 2007, two customers accounted for 41% of the Company’s consolidated revenues. CI Investments Inc. (“CI”), a leading Canadian-owned investment management company for whom EIP acts as a sub-advisor, accounted for approximately 17%. Genworth Financial Asset Management, Inc. (“Genworth”),  a prominent investment adviser, through its investments in the Epoch International Small Cap Fund (“EPIEX”) and the Epoch Global Equity Shareholder Yield Fund (“EPSYX”), as well as separate account mandates, accounted for approximately 24%. For the quarter ended June 30, 2007, CI and Genworth accounted for 18% and 29% of consolidated revenues, respectively. The Company's services and relationships with these clients are important to the Company's ongoing growth strategy, and retention of these customers is significant to the ongoing results of operations and liquidity of the Company.

Regulation

The Company's business, as well as the financial services industry, is subject to extensive regulation throughout the world. As a matter of public policy, regulatory bodies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In the U.S., the SEC is the federal agency responsible for the administration of the federal securities laws. The stock exchanges, the National Association of Securities Dealers (“NASD”) and the National Futures Association are voluntary, self-regulatory bodies composed of members that have agreed to abide by the respective bodies' rules and regulations. Each of these U.S. regulatory organizations may examine the activities of, and may expel, fine and otherwise discipline, member firms and their employees. The laws, rules and regulations comprising this framework of regulation and the interpretation and enforcement of existing laws, rules and regulations are constantly changing. The effect of any such change cannot be predicted and may impact the manner of operation and profitability of the Company.

Effective October 4, 2005, the Company's common stock began trading on the NASDAQ Capital Market under the trading symbol “EPHC.” Prior to that date, the Company's stock was quoted on the Over-the-Counter Bulletin Board (“OTCBB”) under the same trading symbol.

EIP, the Company's sole operating subsidiary, is registered as an investment adviser with the SEC. As a registered investment adviser, EIP is subject to the requirements of the Investment Advisers Act and the SEC's regulations thereunder. Requirements relate to, among other things, principal transactions between an adviser and advisory clients, as well as general anti-fraud prohibitions. The Company is subject to the filing and reporting obligations of the Securities Act of 1933, as amended (the “Securities Act”) and the Exchange Act. Regulators are empowered to conduct administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of an investment adviser or its directors, officers or employees.

The previous descriptions of the regulatory and statutory provisions applicable to the Company and EIP are not complete and are qualified in its entirety by reference to the particular statutory or regulatory provision. Any change in applicable laws or regulations may have a material effect on the Company's business, prospects and opinions.

Employees

As of June 30, 2007, the Company employed 43 full-time employees, including 17 investment management, research and trading professionals, 11 marketing and client service professionals and 15 operations and business management professionals. None of our employees are subject to any collective bargaining agreements.
ITEM 1A.	RISK FACTORS

In addition to factors mentioned elsewhere in this Form 10-K or previously disclosed in our SEC filings, the factors discussed below, among others, could cause actual results to differ materially from those contemplated by the forward-looking statements, and future results could differ materially from historical performance. Epoch undertakes no obligation to revise the forward-looking statements contained in this Form 10-K to reflect events after the date of this Form 10-K.

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

Although the Company is confident that the management and employees of EIP have experience, good reputations and good prospects in the asset management business, and the Company is permitted under applicable rules promulgated by the SEC to report such experience and reputations to prospective clients, the acquisition of clients and generation of revenue cannot be assured. The Company could lose clients and suffer a decline in the Company's investment advisory and management revenue if the investments the Company chooses in the Company's asset management business perform poorly, regardless of overall trends in the prices of securities.

Investment performance affects the Company's AUM relating to existing clients and is one of the most important factors in retaining clients and competing for new asset management business. Poor investment performance could impair the Company's revenue and growth because:

•	existing clients might withdraw funds from the Company's asset management business in favor of better performing products, which would result in lower investment advisory fees;

•
third-party financial intermediaries, advisers or consultants may rate the Company's products poorly, which may result in client withdrawals and reduced asset flows from these third parties or their clients; or

•	firms with which the Company has strategic alliances may terminate such relationships with the Company, and future strategic alliances may be unavailable.

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

Future success will depend; to a significant extent; upon the services and efforts of the Company's executive officers, particularly William W. Priest, Chief Executive Officer and Chief Investment Officer, Timothy T. Taussig, President and Chief Operating Officer, and J. Philip Clark and David N. Pearl, Executive Vice Presidents. These executives are responsible for determining the strategic direction of our business, and are integral to our brand and our reputation. There are no employment agreements with any key employees. The loss of services of one or more these key employees, or failure to attract, retain and motivate qualified personnel could negatively impact the business, financial condition, results of operations and future prospects. As with other asset management businesses, future performance depends to a significant degree upon the continued contributions of certain officers, portfolio managers and other key marketing, client service and management personnel. There is substantial competition for these types of skilled personnel.

Negative performance of the securities markets could reduce revenues.

The Company's investment advisory and investment management business also would be expected to generate lower revenues in a market or general economic downturn. Under the Company's asset management business arrangements, investment advisory fees the Company receives typically are based on the market value of AUM. Accordingly, a decline in the prices of securities would be expected to cause the Company's revenue and income to decline by:

•	causing the value of the Company's AUM to decrease, which would result in lower investment advisory fees, and/or

•
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

Even when securities prices are rising, performance can be affected by investment style. Many of the equity investment strategies in the Company's asset management business share a common investment orientation towards fundamental security selection. The Company believes this style tends to outperform the market in some market environments and underperform it in others. In particular, a prolonged “growth” environment (i.e., a prolonged period whereby growth stocks outperform value stocks) may cause the Company's investment strategy to go out of favor with some clients, consultants or third-party intermediaries. In combination with poor performance relative to peers, any changes in personnel, extensive periods in particular market environments, or other difficulties, may result in significant client or asset departures or a reduction in AUM.

Because the Company's clients can remove the assets the Company manages on short notice, the Company may experience unexpected declines in revenue and profitability.

The Company's investment advisory and sub-advisory contracts are generally cancellable upon very short notice. Institutional and individual clients, and firms with which the Company has strategic alliances, can terminate their relationship with the Company, reduce the aggregate amount of AUM or shift their funds to other types of accounts with different rate structures for a number of reasons - including investment performance, changes in prevailing interest rates and financial market performance. Poor performance relative to other investment management firms may result in decreased inflows into the Company's investment products, increased withdrawals from the Company's investment products, and the loss of institutional or individual accounts or strategic alliances. In addition, the ability to terminate relationships may allow clients to renegotiate for lower fees paid for asset management services.

In addition, in the U.S., as required by the Investment Advisers Act, each of the Company's investment advisory contracts with the mutual funds the Company advises or sub-advises automatically terminates upon its “assignment”, or transfer of the Company's responsibility for fund management. Each of the Company's other investment advisory contracts subject to the provisions of the Investment Advisers Act, as required by this act, provides that the contract may not be “assigned” without the consent of the customer. A sale of a sufficiently large block of shares of the Company's voting securities or other transactions could be deemed an “assignment” in certain circumstances. An assignment, actual or constructive, will trigger these termination provisions and could adversely affect the Company's ability to continue managing these client accounts.

To the extent that a technical “assignment” of investment advisory contracts arises, the Company will take the necessary steps to provide clients an opportunity to consent to the continuation of their advisory agreements. Such new agreements may need approval by the stockholders of the respective funds. In the event that any of these clients do not consent to a renewal of their agreement, the Company could lose AUM, which would result in a loss of revenue.

There may not be a consistent pattern in the Company's financial results from period to period, which may make it difficult for the Company to achieve steady earnings growth on a quarterly basis and may cause the price of the Company's common stock and the Company's equity security units, to decline.

The Company may experience significant fluctuations in revenue and profits. The Company's revenue is particularly sensitive to fluctuations in the Company's AUM. Asset management fees are often based on AUM as of the end of a quarter or month. As a result, a reduction in assets at the end of a quarter or month (as a result of market depreciation, withdrawals or otherwise) will result in a decrease in management fees. As a result of quarterly fluctuations, it may be difficult for the Company to achieve steady earnings growth on a quarterly basis, which could lead to large adverse movements in the price of the Company's common stock or increased volatility in the Company's stock price.

Access to clients through intermediaries is important to the Company's asset management business, and reductions in referrals from such intermediaries or poor reviews of the Company's products or the Company's organization by such intermediaries could materially reduce the Company's revenue and impair the Company's ability to attract new clients.

The Company's ability to market its services relies, in part, on receiving mandates from the client base of international and regional securities firms, banks, insurance companies, defined contribution plan administrators, investment consultants and other intermediaries. To an increasing extent, the Company's business uses referrals from accountants, lawyers, financial planners and other professional advisers. The inability to have this access could materially adversely affect the Company's business. In addition, many of these intermediaries review and evaluate the Company's products and the Company's organization. Poor reviews or evaluations of either the particular products or of the Company may result in client withdrawals or an inability to attract new assets through such intermediaries.

The Company derives a substantial percentage of its revenues from two significant clients.

CI and Genworth accounted for approximately 17% and 24%, respectively, of revenues for FY 2007 and 18% and 29%, respectively, of revenues for the quarter ended June 30, 2007. A loss of either one of these clients could negatively impact results of operations and liquidity of the Company.

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

Acquisitions and joint ventures involve a number of risks and present financial, managerial and operational challenges, including potential disruption of the Company's ongoing business and distraction of management, difficulty with integrating personnel and financial and other systems, hiring additional management and other critical personnel and increasing the scope, geographic diversity and complexity of the Company's operations. The Company's clients may react unfavorably to the Company's acquisition and joint venture strategy, the Company may not realize any anticipated benefits from acquisitions, and the Company may be exposed to additional liabilities of any acquired business or joint venture, any of which could materially adversely affect the Company's revenue and results of operations. In addition, future acquisitions or joint ventures may involve the issuance of additional shares of the Company's common stock, which would dilute existing ownership of the Company.

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

The Company may be exposed to data security risks.

A failure to safeguard the integrity and confidentiality of client data from the infiltration by an unauthorized user that is either stored on or transmitted between our information systems or to other third party service provider systems may lead to modifications or theft of critical and sensitive data pertaining to our clients. The costs incurred to correct client data and prevent further unauthorized access could be extensive.

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

Certain changes in accounting and/or financial reporting standards issued by the Financial Accounting Standards Board (“FASB”), the SEC or other standard-setting bodies could have a material adverse impact on the Company’s financial position or results of operations.

The Company is subject to the application of U.S. generally accepted accounting principles (“GAAP”), which periodically are revised and/or expanded. As such, the Company periodically is required to adopt new or revised accounting and/or financial reporting standards issued by recognized accounting standard setters or regulators, including the FASB and the SEC. It is possible that future requirements could change the Company’s current application of GAAP, resulting in a material adverse impact on the Company’s financial position or results of operations.

Common shareholders will suffer dilution from the exercise of existing conversion rights pursuant to the issuance of the Series A Convertible Preferred Stock.

The ownership interests of existing common stockholders will be diluted when additional shares of common stock are issued upon conversion of the Company’s Series A Convertible Preferred Stock. The number of shares of the Company’s common stock that can be issued upon conversion of the Series A Convertible Preferred Stock is 1,666,667 common shares. The preferred stock can be converted into common shares by the holder at anytime, but will automatically convert upon the fifth anniversary of the closing of the preferred stock transaction.

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

In recent years, there has been substantial consolidation and convergence among companies in the financial services industry. In particular, a number of large commercial banks, insurance companies and other broad-based financial services firms have established or acquired asset managers or have merged with other financial institutions. Many of these firms have the ability to offer a wide range of products, from loans, deposit-taking and insurance to brokerage and asset management services, which may enhance their competitive position. They also have the ability to support financial advisory services, with commercial banking, insurance and other financial services revenue in an effort to gain market share, which could result in pricing pressure in the Company's business.

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

As a financial services firm, the Company depends, to a large extent, on the Company's relationships with its clients and the Company’s reputation for integrity and high-caliber professional services to attract and retain clients. As a result, if a client is not satisfied with the Company's services, such dissatisfaction may be more damaging to the Company's business than to other types of businesses.

In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against financial advisers has been increasing. In the Company's business, the Company makes investment decisions on behalf of its clients which could result in substantial losses. This may subject the Company to the risk of legal liabilities or actions alleging negligent misconduct, breach of fiduciary duty or breach of contract. These risks often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. The Company's engagements typically include broad indemnities from the Company's clients and provisions designed to limit the Company's exposure to legal claims relating to the Company's services, but these provisions may not protect the Company or may not be adhered to in all cases. The Company also may be subject to claims arising from disputes with employees for alleged discrimination or harassment, among other things. These risks often may be difficult to assess or quantify, and their existence and magnitude often remain unknown for substantial periods of time. As a result, the Company may incur significant legal expenses in defending against litigation. Substantial legal liability or significant regulatory action against the Company could materially adversely affect the Company's business, financial condition or results of operations or cause significant reputational harm to the Company, which could seriously harm the Company's business.

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

The financial services industry is subject to extensive regulation. The Company is subject to regulation by governmental and self-regulatory organizations in the jurisdictions in which the Company operates around the world. Many of these regulators, including U.S. and non-U.S. government agencies and self-regulatory organizations, as well as state securities commissions in the U.S., are empowered to conduct administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of an investment adviser. The requirements imposed by the Company's regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with the Company and are not designed to protect the Company's stockholders. Consequently, these regulations often serve to limit the Company's activities, including customer protection and market conduct requirements.

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

In particular, for asset management businesses in general, there have been a number of highly publicized regulatory inquiries that focus on the mutual funds industry. These inquiries already have resulted in increased scrutiny in the industry and new rules and regulations for mutual funds and their investment managers. This regulatory scrutiny, along with rulemaking initiatives, may result in an increase in operational and compliance costs or the assessment of significant fines or penalties against the Company and may otherwise limit the Company's ability to engage in certain activities.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company leases all office space. Our principal offices consist of the following properties:

Location	Lease Expiration	Approximate Square Feet

640 Fifth Avenue, New York, NY (1), (2)	September 2015	13,100

15303 Ventura Boulevard, Sherman Oaks, CA	Annual	300

(1)	Our principal executive office.
(2)
To accommodate for the growth in our business, the Company entered into a sublease agreement for an additional 3,100 square feet (included above) at its Company headquarters effective February 1, 2007. That sublease expires June 30, 2010.

The Company is also the primary party to a lease in New York, NY with approximately 8,500 square feet, which expires in November 2010. In January 2002, a sublease agreement was executed with an unrelated third party for this property. While the Company remains responsible under terms of the original lease, the subtenant has assumed those responsibilities and is performing its obligations under the sublease agreement. Proceeds from the sublease, net of profit sharing with the landlord, more than offset the Company's obligations under this lease.

Management believes the office space utilized by the Company is adequate for existing operating needs.

Additional information about our occupancy costs, including commitments under non-cancellable leases, is contained in Note 7 of the “Notes to Consolidated Financial Statements” included in this Form 10-K under Item 8.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, the Company or its subsidiaries may become parties to claims, legal actions and complaints arising in the ordinary course of business. Management is not aware of any claims which would have a material adverse effect on its consolidated financial position, liquidity or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of our fiscal year ended June 30, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURHCASES OF EQUITY SECURITIES

Effective October 4, 2005, the Company's common stock began trading on the NASDAQ Capital Market under the trading symbol “EPHC.” Prior to that date the Company's common stock was quoted on the OTCBB under the same trading symbol.

Stock Performance Graph

The graph and table on the following page compares the performance of an investment in our Common Stock from June 30, 2002 through June 30, 2007 with the Russell 2000 Index and an index comprised of public companies with the Standard Industrial Classification (“SIC”) Code 6282, Investment Advice. The graph assumes a $100 investment in our Common Stock on June 30, 2002, and an equal investment in each of the selected indices, including reinvestment of dividends, if any. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

It should be noted that we did not become involved in the investment advisory business until April 2004, and previously had been involved in other lines of business. Accordingly, we believe the selected indices represent a foundation for comparisons only since April 2004.

The foregoing graph shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in any previous or future documents filed by the Company with the SEC under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates the information by reference in any such document.

	Cumulative Return
	6/02	6/03	6/04	6/05	6/06	6/07

Epoch Holding Corporation	100.00	87.42	375.00	537.50	635.00	1673.75
Russell 2000	100.00	98.36	131.18	143.57	164.50	191.53
Peer Group	100.00	101.14	119.76	164.69	200.17	290.52

The following table sets forth the high and low closing prices during each fiscal quarter for the past two years as well as the closing price at the end of each fiscal quarter presented.

	2007			2006
			Quarter-end			Quarter-end
	High Price	Low Price	Price	High Price	Low Price	Price
Quarter ended:
September 30	$6.62	$4.12	$6.34	$5.35	$4.12	$5.00
December 31	$9.94	$6.01	$9.94	$6.75	$4.80	$6.00
March 31	$16.35	$8.96	$13.22	$5.80	$4.69	$4.80
June 30	$17.60	$12.60	$13.39	$5.08	$3.68	$5.08

The closing price for our common stock as reported on the NASDAQ Capital Market on September 6, 2007 was $12.41. As of September 6, 2007 there were 1,076 holders of record of the Company's common stock. As many of the shares are held in street nominee name, management believes the number of beneficial owners of our common stock is substantially higher.

Common Stock Dividends

No cash dividends were paid on the Company’s common stock during the fiscal years ended June 30, 2007 and 2006, respectively. The declaration of dividends is within the discretion of the Company's board of directors. Our board of directors will take into account such matters as general business conditions, the Company's financial results, capital requirements, contractual, legal and regulatory restrictions. The Company does not anticipate declaring dividends in the immediate future.

Preferred Dividends

As a result of the November 7, 2006 preferred stock issuance, the Company began paying semi-annual dividends on newly issued Series A Convertible Preferred Stock, payable December 31 and June 30 of each year. The semi-annual dividend payments are $230 thousand. The Company paid $299 thousand in preferred dividends during the fiscal year end June 30, 2007 which represents dividends for the period November 7, 2006 through June 30, 2007.

Equity Compensation Plan Information

The following table provides information regarding the status of the Company’s equity plans at June 30, 2007:

Plan Category	Number of securities to be issued upon exercise of outstanding options and lifting of restrictions and common stock (A)	Weighted-average price of outstanding restricted stock and weighted-average exercise price of outstanding options(B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C)

1992 Incentive and
Non-qualified Stock Option
Plan (a)	460,000	$10.18	-

2004 Omnibus Long-Term
Incentive Compensation
Plan (b)	1,455,911	$5.20	1,028,597

Equity compensation plans
not approved by security
holders (c)	575,000	$12.59	-

Total	2,490,911		1,028,597

(a)
The Company’s 1992 Incentive and Non-qualified Stock Option Plan expired on September 30, 2002. The remaining options under this plan will remain outstanding until they are exercised, cancelled or expire.

(b)	Stockholders of the Company approved the 2004 Omnibus Long-Term Incentive Compensation Plan at the Company’s Annual Meeting of Stockholders on November 18, 2004. All securities currently issued under this plan are in the form of restricted stock, which vest over a three year period for employees and one year for non-employee directors. In the event recipients do not fulfill their continuing employment obligations, unvested shares of restricted stock will be cancelled and returned to the plan for future issuance, unless the Compensation Committee of the Company waives the forfeiture provisions in whole or in part.

(c)
On September 14, 1999, non-qualified stock options to purchase an aggregate of 140,000 shares of Common Stock were granted to the J Net Board of Directors and a non-employee then serving as the Secretary at an exercise price of $9.00 per share, the fair market value on the date of grant. The options vested 50% on each of the first and second anniversaries of the date of grant and expire ten years from the date of grant. On October 31, 2001, 30,000 options were cancelled as a result of a director’s resignation.

On June 21, 2000, non-qualified stock options to purchase an aggregate of 500,000 shares of Common Stock were granted to the former President and Chief Operating Officer and the former Executive Vice President and Chief Financial Officer at an exercise price of $13.13 per share, the fair market value on the date of the grant. The options vested in thirds on each of the first, second and third anniversaries of the date of grant and expire ten years from the date of the grant. As of  June 30, 2003, all of the options were exercisable. On June 21, 2003, the former President and Chief Operating Officer and the former Executive Vice President and Chief Financial Officer’s employment contracts expired and were not renewed. The expiration of those contracts did not affect the expiration of the options, which will occur on June 21, 2010. A total of 35,000 options were exercised in FY 2007.

Recent Sales of Unregistered Securities

As reported in the Company’s Form 8-K filed on November 9, 2006, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with General American Investors Company, Inc. (“GAM” or the “Purchaser”) on November 6, 2006, whereby GAM invested $10 million in Epoch and Epoch issued GAM 10,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”).

The Series A Preferred Stock was offered and sold to the Purchaser in a private placement transaction in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and the rules and regulations of the SEC promulgated thereunder, including Regulation D. The Purchaser is an accredited investor as defined in Rule 501 of Regulation D under the Securities Act.

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

Issuer Purchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

The table on the following page presents selected financial data of the Company. This data was derived from the Company's consolidated financial statements and reflects the operations and financial position of the Company at the dates and periods indicated. Due to the reverse merger accounting treatment for the EIP business combination, the June 30, 2004 results of operations reflect the April 14, 2004 (the date on which EIP began conducting business operations) through June 30, 2004 operations for EIP and June 2, 2004 (the date of the business combination) through June 30, 2004 operations for J Net.

The following selected historical consolidated financial data should be read in conjunction with Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data”, of this Form 10-K.

Selected Financial Data
(dollars in thousands, except share data)

				Date of inception
	For the Years Ended June 30,			April 14, 2004
				through
	2007	2006	2005	June 30, 2004
Consolidated Statements of Operations Data:
Investment advisory and management fees	$22,964	$10,136	$4,120	$70
Performance fees	971	95	187	-
Total operating revenues	23,935	10,231	4,307	70
Expenses:
Employee related costs (excluding share-based compensation)	13,878	8,641	5,777	135
Share-based compensation	6,267	4,670	3,427	771
Other expenses	6,307	3,975	3,378	236
Total operating expenses	26,452	17,286	12,582	1,142
Operating loss	(2,517)	(7,055)	(8,275)	(1,072)
Other income (1)	10,509	1,106	1,167	59
Provision for (benefit from) income taxes	99	(227)	-	-
Income (loss) from continuing operations, net of taxes	7,893	(5,722)	(7,108)	(1,013)
Income from discontinued operations, net of $0 taxes	-	-	571	21
Net income (loss)	7,893	(5,722)	(6,537)	(992)
Cumulative preferred stock dividends	299	-	-	-
Non-cash charge attributable to beneficial conversion feature of preferred stock	700	-	-	-
Net income (loss) available to common stockholders	$6,894	$(5,722)	$(6,537)	$(992)
Balance Sheet Data (4) :
Cash and cash equivalents	$3,097	$2,234	$739	$7,090
Short-term investments	21,850	5,400	7,600	8,467
Accounts receivable	6,293	2,486	1,221	70
Total assets	39,374	13,568	13,031	17,152
Long term borrowings	-	-	-	-
Total liabilities	3,931	4,713	3,454	4,465
Total stockholders' equity	35,443	8,855	9,577	12,687
Common Share Data:
Earnings (loss) per share from continuing operations:
Basic	$0.35	$(0.31)	$(0.39)	$(0.15)
Diluted	$0.35	$(0.31)	$(0.39)	$(0.15)
Basic and diluted earnings per share from discontinued operations	$-	$-	$0.03	$-
Dividends declared per common share	$-	$-	$-	$-
Weighted average shares outstanding: (2)
Basic	19,726	18,724	18,025	6,718
Diluted	20,807	18,724	18,025	6,718
Other Supplemental Data:
Working Capital	$32,685	$6,945	$7,367	$11,888
Current Ratio (3)	12.63	2.99	4.26	3.91
Assets under management (in millions):
Sub-advised	$2,876	$1,715	$922	$609
Institutional	2,765	1,245	233	28
High net worth	360	293	247	211
Total AUM	$6,001	$3,253	$1,402	$848

Number of employees	43	38	28	28

(1)
Other income for FY 2007 includes $2.9 million in cumulative dividends received and $5.2 million in realized gains as a result of dispositions of three of the Company’s privately held investments. See Note 5 to the financial statements for further details.

(2)
2004 weighted average shares outstanding are based on 1,000 shares from April 14, 2004 through June 1, 2004, representing issued and outstanding shares of Epoch up to the date of the merger. Beginning June 2, 2004, issued and outstanding shares were 17,834,737. Accordingly, the total weighted average shares outstanding from April 14, 2004 (date of inception) to June 30, 2004 were 6,717,602.

(3)	Current ratio is derived by dividing current assets by current liabilities.
(4)	Certain prior year amounts have been reclassified to conform to the 2007 presentation.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company provides investment advisory and investment management services to its clients. Its operating subsidiary, EIP, is a registered investment adviser under the Investment Advisers Act. Its business operations are to manage investment assets for retirement plans, mutual funds, endowments, foundations, and high net worth individuals. Revenues are generally derived as a percentage of assets under management (“AUM”). Therefore, among other factors, revenues are dependent on (i) performance of financial markets, (ii) the ability to maintain existing clients, and (iii) changes in the composition of AUM. The management team is led by William W. Priest. Mr. Priest has over 40 years of experience in the investment advisory business. The overall investment philosophy is focused on achieving a superior risk-adjusted return by investing in companies which are undervalued relative to the investment team's fair value determinations. Security selection and portfolio construction are designed to protect capital in declining markets while participating in rising markets.

Financial Highlights

The Company continued to achieve positive operating leverage for the fiscal year ended June 30, 2007, which is defined as the total revenue growth rate that exceeds the rate of growth of expenses. Total operating revenue increased by 134% while total operating expenses increased by 53%. Operating margins continue to improve. The main driver of this positive trend has been the significant increase in AUM, led primarily by an increase in sub-advisory and institutional mandates, coupled with market appreciation of the Company’s various products. The Company finished the fiscal year ended June 30, 2007 with AUM of $6.0 billion, an increase of $2.75 billion, or approximately 85% from $3.25 billion a year ago.

(Dollars in thousands)	2007	2006	Increase
Net income (loss)	$7,893	$(5,722)	$13,615

For the year ended June 30, 2007, the Company recorded net income of $7.9 million, compared to a net loss of $5.7 million for the same period a year ago. The primary reasons for this increase were the following:

•
Total operating revenues increased to $23.9 million from $10.2 million as a result of the significant increase in AUM discussed above. Performance fees for FY 2007, which are included in these fees, increased to $1.0 million compared with $0.1 million for FY 2006.

•
Other income increased by $9.4 million, which included $6.6 million of dividends and realized gains from the disposition, during the year, of certain of its privately held investments. Additional realized gains from the sale of marketable securities received in conjunction with one of the above dispositions contributed an additional $1.5 million.

Business Environment

As an investment advisory and management firm, our results of operations can be directly impacted by global market, political, and economic trends. A favorable business environment can be characterized by many factors, including a stable geopolitical climate, global economic growth, strong business profitability, robust investor confidence, low inflation, low unemployment, and financial market transparency. These factors can directly affect capital appreciation, which in turn, impacts our investment advisory and management business.

The global market environment improved steadily during the quarter ended June 30, 2007 and generally was favorable for our business, despite slowing GDP growth in the U.S. and Japan. Global equities improved strongly following the sell-off at the end of February 2007, driven by better than expected earnings results in the U.S. and Europe. In the U.S., stocks peaked the first week of June and then fell back slightly at the end of the quarter. Inflation concerns arising from strong economic growth around the world, along with uncertainties in the U.S. economy - including high energy costs, the housing market downturn, sub-prime mortgage defaults, and large hedge fund losses - led investors to be more cautious about near-term financial prospects. Several foreign central banks raised their interest rates during the second calendar quarter and expectations of a near-term easing of the U.S. Federal Reserve’s monetary policy diminished.

In spite of these financial market conditions, U.S. equities produced strong returns for the quarter. For the quarter ended June 30, 2007, assuming dividend reinvestment, the S&P 500 index increased by 6.3%, while the Dow Jones Industrial Average and NASDAQ Composite Index increased by 9.1% and 7.5%, respectively. Investors with globally diversified exposure to equity markets, particularly stocks domiciled in emerging markets, also saw strong returns during the quarter. On a broad basis, developed global markets, as represented by the MSCI World Index, returned 6.7% for the quarter.

For FY 2007, the S&P 500 Index increased by 20.6%, while the Dow Jones Industrial Average and NASDAQ Composite increased by 23.0% and 19.9%, respectively. For the same period, the MSCI World Index increased by 24.2%. This environment was favorable to our business as market appreciation contributed notably to the increase in AUM for FY 2007.

Results of Operations

Assets Under Management

The Company’s AUM has continued to increase at a significant pace, most notably in the institutional and sub-advisory distribution channels. The table below depicts the AUM growth by quarter for the past two years on an overall basis, as well as by distribution channel.

AUM as of June 30, 2007 was $6.001 billion compared with AUM of $3.253 billion and $1.402 billion at June 30, 2006 and 2005, respectively. A summary of AUM by distribution channel at each fiscal year end follows (dollars in millions):

	For Fiscal Years Ended June 30,
	2007		2006		2005
		Percentage		Percentage
	Amount	Change	Amount	Change	Amount

Sub-advised	$2,876	68%	$1,715	86%	$922
Institutional	2,765	122%	1,245	434%	233
High net worth	360	23%	293	19%	247

	$6,001	84%	$3,253	132%	$1,402

The charts presented on the following page depict the fiscal year end composition of AUM by distribution channel, as a percentage of total AUM for FY 2007, FY 2006, and FY 2005, respectively:

AUM at June 30, 2007
by
Distribution Channel
High net worth
6%
Sub-advised
48%
Institutional
46%
Sub-advised
Institutional
High net worth

AUM at June 30, 2006
by
Distribution Channel
High net worth
9%
Institutional
38%
Sub-advised
53%
Sub-advised
Institutional
High net worth

AUM at June 30, 2005
by
Distribution Channel
High net worth
18%
Institutional
17%
Sub-advised
65%
Sub-advised
Institutional
High net worth

FY 2007 versus FY 2006

Assets Under Management and Flows

AUM increased to $6.00 billion at June 30, 2007, from $3.25 billion at June 30, 2006. This increase was primarily attributable to the ongoing expansion of the Company’s client base, as well as market appreciation. The Company continued to expand its institutional and sub-advisory businesses. The Company experienced growth in AUM in virtually all products, and particularly in its Global Equity Shareholder Yield product as a percentage of AUM.

	Year ended June 30,
	(dollars in millions)
	2007	2006

Beginning of period assets	$3,253	$1,402
Net inflows/(outflows)	1,778	1,640
Market appreciation	970	211
End of period assets	$6,001	$3,253

The following charts show the Company’s products as a percentage of AUM as of June 30, 2007 and 2006, respectively

			Change
(Dollars in thousands)	2007	2006	$	%
Revenues
Investment advisory and management fees	$22,964	$10,136	$12,828	127%
Performance fees	971	95	876	922%

Total operating revenues	$23,935	$10,231	$13,704	134%

Total revenues for the fiscal year ended June 30, 2007 increased by $13.7 million or 134% from for the fiscal year ended June 30, 2006. This increase was attributable to new business mandates, flows into existing accounts, as well as market appreciation.

AUM nearly doubled by fiscal year end 2007, increasing approximately 85% to $6.0 billion. Institutional business increased 122%, or $1.5 billion during fiscal year 2007, while the sub-advisory business increased by 68%, or $1.2 billion.

A significant percentage of revenues in FY 2007 were derived from two clients, CI and Genworth. CI represented 17% of FY 2007 total revenues while Genworth, through its investments in the Epoch International Small Cap Fund (“EPIEX”) and the Epoch Global Equity Shareholder Yield Fund (“EPSYX”), as well as separate account mandates, represented approximately 24%.

			Change
(Dollars in thousands)	2007	2006	$	%
Employee related costs (excluding share-
based compensation)	$13,878	$8,641	$5,237	61%

For the fiscal year ended June 30, 2007, these expenses increased by $5.2 million or 61% from fiscal year ended June 30, 2006. Increased employee headcount to support the growth and expansion of the business was the primary reason for this increase. Employee headcount averaged 40 persons for FY 2007 compared with 32 persons for FY 2006. These expenses for the fiscal year ended June 30, 2007 include $7.3 million of bonuses and sales commissions as compared to $3.9 million for the fiscal year ended June 30, 2006. We expect the level of overall employee related costs to increase in future periods due to changes in staffing levels to support the growth and expansion of our business.

			Change
(Dollars in thousands)	2007	2006	$	%
Share-based compensation	$6,267	$4,670	$1,597	34%

The Company believes that share-based compensation promotes unity in the workplace and a common objective with shareholders. Employee share-based compensation expense is recognized as follows: 12.5% immediately and the remaining 87.5% ratably over the three-year vesting period of those awards.

For the fiscal year ended June 30, 2007, share-based compensation increased by $1.6 million or 34% from the fiscal year ended June 30, 2006. As noted above, increased employee headcount as well as the annual vesting of prior year awards was the primary reason for this increase.

In the fiscal year ended June 30, 2007, a total of 695,893 shares of restricted stock were issued to employees. A total of 87,003 shares of the awards, or approximately 12.5% of the shares issued, were immediately vested. The remaining 87.5% of the shares vest over the subsequent three years. A total of 26,201 shares were forfeited by terminated employees in the fiscal year ended June 30, 2007.

During the fiscal year ended June 30, 2007, a total of 66,228 shares were granted to non-employee directors of the Company for FY 2007 services. These directors' shares are subject to a one-year vesting period, or immediately in the event of death or disability. The related share-based compensation expense is recognized ratably over the one-year vesting period of those awards.

Amortization of the aforementioned  shares issued to employee owners in connection with the acquisition of EIP was $3.1 million in FY 2007 and FY 2006. The fiscal year ended June 30, 2007 was the last year of amortization for these awards as they are now fully amortized.

			Change
(Dollars in thousands)	2007	2006	$	%
General, administrative and occupancy	$3,891	$2,584	$1,307	51%

General, administrative and occupancy expenses consist primarily of office rentals, travel and entertainment, marketing, information technology expenses, utilities, insurance, and other office related expenses. These expenses increased by $1.3 million or 51% from the prior fiscal year. Increases in market data services and information technology costs due to continued business expansion, increased insurance, as well as rent on additional office space leased at the Company’s headquarters, were the primary contributors. This increase is expected to continue during next fiscal year as a result of increased travel to support distribution efforts as well as increased market data services and technology costs.

			Change
(Dollars in thousands)	2007	2006	$	%
Professional fees and services	$2,020	$1,050	$970	92%

Professional fees and services consist primarily of outside legal fees for SEC compliance and general corporate legal affairs, independent accountants' fees, and other professional services. For the fiscal year ended June 30, 2007, such fees increased by $1.0 million or 92% from the fiscal year ended June 30, 2006.

Consulting and increased accounting fees in connection with compliance with Section 404 of the Sarbanes Oxley Act of 2002 (“SOX”) accounted for approximately $0.4 million of this increase. At the end of the second fiscal quarter ended December 31, 2006, the Company achieved a market capitalization of shares held by non-affiliates in excess of $75 million. As a result, the Company has become an accelerated filer beginning with this Annual Report on Form 10-K. Accordingly, management is required to report on its assessment of, and the Company’s independent registered public accounting firm is required to express an opinion on, the Company’s internal control over financial reporting at June 30, 2007.

Other contributors to this increase included employee placement fees as several senior experienced professionals were added to staff, as well as technology consulting fees to help support the upgrading of systems and expansion of operations.

			Change
(Dollars in thousands)	2007	2006	$	%
Depreciation and amortization	$396	$341	$55	16%

Depreciation and amortization increased by $55 thousand, or 16% during the fiscal year ended June 30, 2007 compared with the fiscal year ended June 30, 2006. The increase in depreciation and amortization expense includes amortization of the costs of new leasehold improvements in connection with the Company's additional space obtained at its headquarters in February 2007.

			Change
(Dollars in thousands)	2007	2006	$	%
Other income	$10,509	$1,106	$9,403	850%

For the fiscal year ended June 30, 2007, other income increased by $9.4 million compared with the previous fiscal year. This increase stems from the October 2006 eStara transaction, which resulted in $2.6 million of other income, as well as the March 2007 Strategic Data transaction which resulted in $2.2 million of other income and the April 2007 Tellme transaction which accounted for $1.8 million in investment income. Additionally, realized gains from the sale of approximately 1.0 million shares of Art Technology Group acquired in the eStara transaction contributed approximately $1.5 million to investment income. See “Significant Transactions” for further details.

In November 2000, J Net, the predecessor company to Epoch, recorded an accrued liability related to a sale of certain assets to an unrelated third party. The recorded amount of $950 thousand represented management’s best estimate of additional settlement amounts due. In late November 2006, a final assessment was made by management which resulted in the reversal of the previously recorded accrual. This amount is included in Interest and other income on the Statement of Operations for FY 2007.

Interest income on higher cash balances and short-term investments, stemming from higher management fees as well the preferred stock proceeds received in November 2006, generated the remaining increase in other income.

The Company does not anticipate other income levels being as high during the next fiscal year.

			Change
(Dollars in thousands)	2007	2006	$	%
Provision for (benefit from) income taxes	$99	$(227)	$326	(144%)

For the fiscal year ended June 30, 2007 the Company recorded an income tax expense of $99 thousand. The Company is not subject to regular income taxes because of its net operating loss carry forwards but is obligated to pay federal alternative minimum tax (“AMT”), which limits the application of net operating loss carry forwards to 90% of taxable income in addition to certain AMT adjustments.  The Company has substantial net operating loss carry forwards and does not expect to pay significant income taxes during the next fiscal year.

FY 2006 versus FY 2005

			Change
(Dollars in thousands)	2006	2005	$	%
Revenues
Investment advisory and management fees	$10,136	$4,120	$6,016	146%
Performance fees	95	187	(92)	(49%)

Total operating revenues	$10,231	$4,307	$5,924	138%

Total revenues for the fiscal year ended June 30, 2006 increased by $5.9 million or 138% from the fiscal year ended June 30, 2005. This increase was attributable to new business mandates, flows into existing accounts, as well as higher market appreciation.

AUM more than doubled by fiscal year end 2006 compared to the previous year, increasing 132% to $3.2 billion. Institutional business increased by more than five-fold, or $1.0 billion during fiscal year 2006, making up more than half of the annual AUM increase.

A significant percentage of revenues in FY 2006 were derived from two clients, CI and Genworth. CI represented 22% of FY 2006 total revenues while Genworth, through its investments in EPIEX and EPSYX, as well as separate account mandates, represented approximately 20%.

			Change
(Dollars in thousands)	2006	2005	$	%
Employee related costs (excluding share-
based compensation)	$8,641	$5,777	$2,864	50%

For the fiscal year ended June 30, 2006, employee related costs increased by $2.9 million or 50% from the fiscal year ended June 30, 2005. Increased employee headcount to support the growth and expansion of the business was the primary reason for this increase. Employee headcount increased to 38 full-time employees at the end of FY 2006, from 28 full-time employees at the end of FY 2005. These expenses for the fiscal year ended June 30, 2006 included $3.9 million of bonuses and sales commissions as compared to $2.0 million for the fiscal year ended June 30, 2005.

			Change
(Dollars in thousands)	2006	2005	$	%
Share-based compensation	$4,670	$3,427	$1,243	36%

For the fiscal year ended June 30, 2006, share-based compensation increased by $1.2 million or 36% from the fiscal year ended June 30, 2005. As previously noted , increased employee headcount was the primary reason for this increase as well as the annual vesting of prior year stock awards.

In the fiscal year ended June 30, 2006, a total of 838,905 shares of restricted stock were issued to employees. A total of 105,304 shares of the awards, or approximately 12.5% of the shares issued, were immediately vested. The remaining 87.5% of the shares vest over the subsequent three years. A total of 26,533 shares were forfeited by terminated employees in the fiscal year ended June 30, 2006.

During the fiscal year ended June 30, 2006, no stock awards were granted to non-employee directors of the Company. However, 128,316 shares were granted to non-employee directors of the Company during the fiscal year ended June 30, 2005 for FY 2005 services and in advance of FY 2006 services. These 128,316 directors' shares are subject to a three-year vesting period and vest one-third each year, or immediately in the event of death or disability. The related share-based compensation expense is recognized ratably over the three-year vesting period of those awards.

			Change
(Dollars in thousands)	2006	2005	$	%
General, administrative and occupancy	$2,584	$2,328	$256	11%

For the fiscal year ended June 30, 2006, general, administrative and occupancy expenses were up $0.3 million or 11% from the fiscal year ended June 30, 2005. Increased travel related expenses to support marketing and distribution efforts accounted for a significant portion of this increase. Occupancy costs also contributed to this increase as FY 2006 was the first full year in the Company’s new corporate headquarters.

			Change
(Dollars in thousands)	2006	2005	$	%
Professional fees and services	$1,050	$848	$202	24%

For the fiscal year ended June 30, 2006, professional fees increased by $0.2 million or 24% from the fiscal year ended June 30, 2005. Employee placement fees contributed to this increase for the fiscal year ended June 30, 2006, as several new staff positions were added. Decreased legal fees of approximately $150 thousand partially offset this increase, as the prior year comparable period included incremental legal fees in conjunction with the Company’s first full year of operations.

			Change
(Dollars in thousands)	2006	2005	$	%
Depreciation and amortization	$341	$202	$139	69%

Depreciation and amortization increased by $0.1 million during the fiscal year ended June 30, 2006 from the fiscal year ended June 30, 2005. The increase was primarily due to the impact of amortization of the costs of new leasehold improvements in connection with the Company’s relocation to its new headquarters in February 2005.

			Change
(Dollars in thousands)	2006	2005	$	%
Other income	$1,106	$1,167	$(61)	(5.2%)

For the fiscal year ended June 30, 2006, other income decreased by $61 thousand from FY 2005.

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

During FY 2006, “Other income” included gains of approximately $169 thousand from two investments to which the Company had previously ascribed no value. Interest income during FY 2006 was higher than FY 2005 by approximately $100 thousand as a result of higher cash balances during the year.

			Change
(Dollars in thousands)	2006	2005	$	%
Benefit from income taxes	$(227)	$-	$(227)	N/A

The $227 thousand benefit from income taxes related to an Internal Revenue Service (“IRS”) refund received in April 2006 for an audit of the June 30, 2001 and June 30, 2002 periods. No refund or assessable interest amounts had been accrued at June 30, 2005 because the Company had not received a final accounting from the IRS.

Selected financial data - discontinued operations

The following is a summary of operating results of the discontinued operations for FY 2005 (dollars in thousands):

Revenue	$293
Expenses	(294)
Loss from discontinued operations, net of $0 income taxes	(1)
Gain on sale of discontinued operations, net of $0 income taxes	572

Income from discontinued operations, net of income taxes	$571

Discontinued operations

In September 2004, the Company completed the sale of its e-commerce software operations to the former management of that segment. Consideration to the Company came in the form of a 19.9% membership interest in the buyer's entity, the assumption by the buyer of liabilities of $466 thousand, and the issuance of a $534 thousand secured promissory note (the “Note”) to the Company. The Note was due five years from the date of issuance, bore interest at 6.5% per annum and was secured by all of the assets that were purchased in the transaction. Payments of principal on the Note were to be made at a rate of 50% of the annual cash flows from operations, as defined in the agreement, in excess of $300 thousand. The Company recorded the Note at its estimated fair value of approximately $200 thousand. Factors affecting the estimate were the non-marketable status of the Note and certain risks in reaching cash flow targets for payment. On May 16, 2005 the Company collected the full $534 thousand. The receipt fully discharged the Note and required the Company to record a fourth quarter gain of $334 thousand. Such gain is included in “Gain from collection of notes and other settlements” in the “Other Income” section in the Statement of Operations for FY 2005. This accounting treatment is consistent with the SEC's Staff Accounting Bulletin No. 93, Accounting and Disclosures Relating to Discontinued Operations, which states the gains and losses associated with assets received in consideration for discontinued operations should be reported within continuing operations.

Capital Resources and Liquidity

A summary of cash flow data for the fiscal years ended June 30 is as follows (in thousands):

	2007	2006	2005
Cash flows provided by (used in) :
Operating activities	$2,389	$(1,133)	$(5,909)
Investing activities	(11,451)	2,298	(442)
Financing activities	9,925	330	-
Net increase (decrease) in cash and cash equivalents	863	1,495	(6,351)

Cash and cash equivalents at beginning of period	2,234	739	7,090

Cash and cash equivalents at end of period	3,097	2,234	739

Short-term investments	21,850	5,400	7,600

Cash, cash equivalents and short-term investments at end of period	$24,947	$7,634	$8,339

For the fiscal years ended June 30, 2006 and 2005, the use of cash flows from operations was primarily due to the process of establishing and expanding the business during the Company's first two full years of operations.

2007 Cash Flows:

For the fiscal year ended June 30, 2007, net cash provided by operating activities was $2.4 million, an improvement of $3.5 million from the prior year. The increase in cash provided by operations stems primarily from improved operating results.

Sources of funds for the Company's operations are primarily derived from investment advisory and investment management fees and interest on the Company's cash, cash equivalents and short-term investments. As of June 30, 2007, the Company had $3.1 million of cash and cash equivalents, $21.9 million in short-term investments, and $6.3 million of accounts receivable to fund its business growth strategy.

Management believes the existing cash, cash equivalents, and short-term investments are adequate to provide the necessary resources to meets its operating needs for the foreseeable future as well as to implement its growth strategies. The Company's current financial condition is highly liquid, with cash, cash equivalents, and short-term investments comprising approximately 63% of its total assets. The Company has no debt.

The Company, from time to time, may also consider pursuing opportunities to raise additional capital to expand its market base and support its growth objectives. The Company's business does not require it to maintain significant capital balances.

2006 Cash Flows:

For the fiscal year ended June 30, 2006, net cash used in operating activities was $1.1 million, an improvement of $4.8 million from the prior year. The decrease in cash utilization was the result of improved operating results coupled with the fact that the fiscal year ended June 30, 2005 included expenditures of $1.4 million related to payment of income taxes and interest for earlier year tax audits of J Net, the predecessor company to Epoch.

Working Capital:

The Company's working capital for the past two years is set forth in the table below (dollars in thousands):

	June 30,		Change
	2007	2006	$	%

Current Assets	$35,495	$10,436	$25,059	240%
Current Liabilities	2,810	3,491	(681)	(20%)

Working Capital	$32,685	$6,945	$25,740	371%

Current Ratio	12.63	2.99	9.64	322%

Current Assets:

Current assets increased $25.1 million at June 30, 2007 compared with June 30, 2006 primarily as a result of the following three items:

•	increases in cash and accounts receivable balances as a result of business expansion.

•	cash dividends and proceeds received of approximately $6.8 million from the disposition of some of the Company’s privately held investments. See “Significant Transactions” for further details.

•
$10 million proceeds received in November 2006 from the preferred stock issuance. These proceeds are presently invested in auction-rate securities, classified as short-term investments on the balance sheet.

Current Liabilities:

Current liabilities at June 30, 2007 decreased $0.7 million. The reduction of current liabilities includes the reversal of a previously recorded estimate. See discussion on “Other income” in the Results of Operations section for further details.

Preferred Dividends:

As a result of the November 7, 2006 preferred stock issuance, the Company began paying semi-annual dividends on newly issued Series A Convertible Preferred Stock, payable December 31 and June 30 of each year. The semi-annual dividend payments are $230 thousand. The Company paid $299 thousand in preferred dividends during the fiscal year end June 30, 2007 which represents dividends for the period November 7, 2006 through June 30, 2007.

Contractual Obligations

The Company's primary headquarters and operations are located in New York, NY. Business is conducted at a location with approximately 10,000 square feet under a long-term lease that expires in September 2015. To accommodate for the growth in business, the Company entered into a sublease agreement for an additional 3,100 square feet at its Company headquarters effective February 1, 2007. This sublease expires in June 2010.

The Company is also the primary party to another lease in New York, NY with approximately 8,500 square feet, which expires in December 2010. This property is subleased to an unrelated third party. While the Company remains responsible for obligations under the lease, the sublease income, net of profit sharing with the landlord, more than offsets the Company's obligations under this lease. The subtenant has performed its obligations under the sublease agreement and the Company is not aware of any credit issues with the subtenant. As of June 30, 2007, the remaining future minimum payments under this lease total $1.6 million. Future minimum receipts from the subtenant, net of profit sharing with the landlord, total $1.8 million as of June 30, 2007.

The Company also has an office lease in Sherman Oaks, California with an annual option to renew. The obligations under this lease are minimal.

There are no employment contracts with any officers or employees of the Company. The Company was obligated to enter into an employment agreement with its Chief Executive Officer prior to June 2, 2007, the third anniversary of the business combination with EIP. The Company and its Chief Executive Officer are in the process of evaluating the terms of such an agreement and expect to complete a mutually acceptable arrangement in the near future. Terms of the contract are to be customary for Chief Executive Officers of peer group companies and will be reviewed and approved by the Company's Compensation Committee.

Summary of Contractual Obligations

The following table summarizes all contractual obligations, including the aforementioned office leases (dollars in thousands):

	Payments Due In
	Fiscal Years Ended June 30,

		2009 -	2011 -	2013 and
	2008	2010	2012	thereafter	Total

Primary New York operations	$975	$1,952	$1,421	$2,330	$6,678
Subleased New York lease	481	961	200	-	1,642
Other office locations	30	5	-	-	35
Other operating leases	39	74	-	-	113

Total obligations	1,525	2,992	1,621	2,330	8,468

Sublease income	(574)	(1,148)	(95)	-	(1,817)

Net obligations	$951	$1,844	$1,526	$2,330	$6,651

Off-Balance Sheet Arrangements

As of June 30, 2007, the Company had no off-balance sheet arrangements.

Significant Transactions

a) eStara Transaction:
During the fiscal year ended June 30, 2000, J Net, the predecessor company to Epoch, made a $4.0 million investment in eStara, Inc. (“eStara”), a technology-related company that provides conversion and tracking solutions to enhance on-line sales. This investment was comprised of 373,376 shares of Series C-1 and 553,893 shares of Series C-2, respectively, 8% cumulative convertible redeemable preferred stock. As there was no readily available market for the securities and the investment represented less than a 20% interest in eStara, the securities were valued at the Company’s initial cost. During the fiscal years ended June 30, 2001 and 2002, the carrying value of this investment was deemed, by J Net’s management, impaired and written down. During the fiscal year ended June 30, 2003, J Net’s management concluded its ability to recover its investment was remote and wrote down the remaining carrying value. Accordingly, this investment had no carrying value at October 2, 2006. Additionally, no dividends had been paid through October 2, 2006.

On October 2, 2006, eStara’s stockholders approved the acquisition of its stock by Art Technology Group, Inc. (NASDAQ ticker symbol “ARTG”). Under the terms of the agreement, ARTG acquired all of the outstanding common stock, preferred stock, and vested and unvested stock options of eStara. The resultant shares held by the Company are currently classified as Marketable Securities on the Consolidated Balance Sheet in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.

The Company, as holder of the preferred stock of eStara, received an amount per share equal to the original issue price, plus the amount of certain unpaid cumulative dividends. Additionally, the Company was entitled to its approximately 5% proportionate share of remaining merger consideration. Accordingly, the Company received 2,431,577 common shares of ARTG and $267 thousand in cash. An additional $42 thousand of cash is currently being held in escrow and is expected to be released to the Company by the first anniversary of the closing. Additional lesser amounts, up to $150 thousand, may also be realized, pursuant to the earn-out provisions of the merger. The common shares received from ARTG are subject to a lock-up agreement pursuant to which the shares will be released in equal monthly installments over a period of 12 months, which commenced January 2007. As a result of the above-mentioned merger, the Company recognized dividend income of approximately $2.4 million and realized gains of approximately $0.2 million for a portion of cash received. Such amounts have been recorded in the Statement of Operations for the FY 2007.

The Company sold approximately 1.0 million shares of ARTG during the fiscal year ended June 30, 2007 and recorded realized gains of approximately $1.5 million.

b) Strategic Data Corporation Transaction:
During the fiscal year ended June 30, 2000, J Net, the predecessor company to Epoch, made a $1.1 million investment in Strategic Data Corp. (“SDC”), a technology-related company that specializes in advertising optimization technology. This investment was comprised of 892,500 shares of Series B and 1,966,963 shares of Series C, convertible preferred stock. As there was no readily available market for the securities and the investment represented less than a 20% interest in SDC, the securities were valued at the Company’s initial cost. During the fiscal year ended June 30, 2001, the carrying value of this investment was deemed to be impaired by J Net’s management and written down to zero. Accordingly, this investment had no carrying value at February 20, 2007. Additionally, no dividends had been paid through February 20, 2007.

On February 20, 2007, SDC’s stockholders approved the acquisition of its stock by Fox Interactive Media, Inc. (“FIM”). Under the terms of the agreement, FIM acquired all of the outstanding common stock, preferred stock, and vested and unvested stock options of SDC.

As a result of the above-mentioned merger, the Company, as holder of the preferred stock of SDC, received an initial cash payment of approximately $2.2 million on March 22, 2007. Such amount consisted of realized gain of $1.6 million and dividend income $0.6 million. The SDC merger also calls for contingent payments, dependent upon the achievement of certain targets and milestones after the merger is consummated, payable over a period of approximately 3.5 years, as well as release of an escrow fund. The Company’s share of additional contingent payments and escrow funds stemming from the acquisition ranges from zero to approximately $15.4 million. No amounts related to the contingent payments or escrow fund have been accrued as of June 30, 2007, as such amounts are not readily estimable or determinable at this time.

c) Tellme Corporation Transaction:
During the fiscal year ended June 30, 2001, J Net, the predecessor company to Epoch, made a $2.0 million investment in Tellme Networks, Inc. (“Tellme”), a technology-related company that specializes in voice technologies. This investment was comprised of 137,450 shares of Series D convertible preferred stock. As there was no readily available market for the securities and the investment represented less than a 20% interest in Tellme, the securities were valued at the Company’s initial cost. The investment in Tellme was reduced from $2.0 million to $157 thousand at June 1, 2004. This reduction was due to purchase accounting adjustments in the J Net merger. As of March 12, 2007, the carrying value of the investment remained at $157 thousand.

On March 12, 2007, Tellme announced an agreement by Microsoft Corporation (“Microsoft”) to acquire all of the outstanding common stock, preferred stock, and vested and unvested stock options of Tellme. This merger closed on April 30, 2007. As a result of the merger, the Company, as holder of the preferred stock of Tellme, received a cash payment of approximately $2.0 million during the quarter ended June 30, 2007. Accordingly, approximately $1.8 million was recorded as realized gains for the fiscal year ended June 30, 2007.

d) Preferred Stock Issuance:
On November 6, 2006, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with General American Investors Company, Inc. (“GAM” or the “Purchaser”), whereby GAM invested $10 million in Epoch and Epoch issued GAM 10,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”).

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

The Series A Preferred Stock was offered and sold to the Purchaser in a private placement transaction in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and the rules and regulations of the Securities and Exchange Commission (the “SEC”) promulgated thereunder, including Regulation D. The Purchaser is an accredited investor as defined in Rule 501 of Regulation D under the Securities Act.

The Series A Preferred Stock is not registered under the Securities Act. The underlying common stock issuable upon conversion of the Series A Preferred Stock has been registered with the SEC and may be sold pursuant to an effective resale prospectus dated December 26, 2006.

Critical Accounting Policies and Critical Accounting Estimates

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

Revenue recognition
Investment advisory and management fees are generally recognized as services are provided, pursuant to specific terms contained in advisory or sub-advisory contracts between EIP and its clients. Such contracts generally call for revenue to be determined as a percentage of AUM. Generally, fees are billed on a quarterly basis, in arrears, based on the account's net asset value at the end of a quarter. Advance payments, if received, are deferred and recognized during the periods for which services are provided.

The Company performs services for mutual funds under advisory and sub-advisory contracts. Fees for these contracts are calculated based upon the daily net asset values of the respective fund. Generally, advisory payments from the mutual funds are received monthly, while sub-advisory payments are received quarterly.

The Company also has certain contracts which contain “incentive clauses” which allow the Company to collect additional fees in the event that investment returns meet or exceed targeted amounts specified in the contracts. Revenues for these incentives are recognized only when such performance targets are met or exceeded at the end of the contract year, typically at the end of each calendar year. Due to the inability to forecast financial markets, no revenues are recognized until the contract year ends, even when investment returns are exceeding the contractual targets within such contract year.

Share-based compensation
Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Compensation (“SFAS 123R”), which requires employee and qualifying director share-based payments to be accounted for using the fair value method. The fair value of the Company's restricted stock awards is based on the closing price of the Company's common stock at the grant date. Share-based compensation costs related to equity instruments are charged against income ratably over the fixed vesting period for the related equity instruments, with the initial charge generally recorded in the first full month following the grant. The Company's accounting treatment of restricted stock awards under SFAS 123R is consistent with that of the Company's previous policies under Accounting Principles Board (“APB”)  Opinion No. 25, Accounting for Stock Issued to Employees and the pro forma disclosures required in accordance with SFAS 123, Accounting for Stock-Based Compensation. The adoption of this standard did not have a material effect on the Company's financial statements in FY 2006.

Under the modified prospective method transition of SFAS 123R, compensation costs related to any non-vested portion of stock option awards outstanding at the adoption date are based on the grant date fair value of those awards. Since all stock options previously granted were fully vested prior to June 30, 2004, there were no deferred compensation costs resulting from stock options to be accounted for on a prospective basis. There were no further stock options issued for all years presented.

Provision for (benefit from) income taxes
Management's judgment is required in developing the Company's provision for (benefit from) income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against net deferred tax assets. The Company's ability to utilize accumulated net operating losses (“NOLs”) to their full extent prior to their expiration cannot be reasonably assured. Until a history of profitability can be achieved, and utilization of NOLs can be more definitive, the Company has provided a full valuation allowance on its accumulated NOLs and temporary differences for all years presented. The Company is obligated to pay tax under the federal AMT, which limits the application of net operating loss carry forwards to 90% of taxable income in addition to certain AMT adjustments.

Marketable Securities
The company received marketable securities during the quarter ended December 31, 2006 as a result of the eStara transaction (see “eStara Transaction” for further details).  These marketable securities are classified as available-for-sale and are carried at fair value based on quoted market prices, with unrealized gains or losses reported in Other Comprehensive Income, a separate component of stockholders' equity.  Realized gains and losses on these securities are reported in the Statement of Operations.  These securities are classified as current assets on the Consolidated Balance Sheet as it is management's intention to sell these securities within the next twelve months.

Recently issued accounting standards:

In June 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”), replacing Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 alters the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change.
SFAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS 154 does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS 154 did not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows, as the Company did not make any change in accounting principles.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold that a tax position must meet to be recognized in the financial statements. FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 must be implemented for fiscal years beginning after December 15, 2006. Early application is permitted. The Company has completed its initial evaluation of the impact of FIN 48 and believes the adoption of FIN 48 will not have a material effect on its consolidated financial position, results of operations, or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value.   SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application permitted. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial position, results of operations, or cash flows.

In September 2006, the United States Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each on the company’s balance sheet and statement of operations and the related financial statement disclosures. SAB 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The adoption of SAB 108 did not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits certain financial assets and financial liabilities to be measured at fair value, using an instrument-by-instrument election. The initial effect of adopting SFAS 159 must be accounted for as a cumulative effect adjustment to opening retained earnings for the fiscal year of adoption. Retrospective application to fiscal years preceding the effective date is not permitted. SFAS 159 is effective for the Company beginning July 1, 2008, although early adoption is permitted. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial position, results of operations, or cash flows as the Company does not expect to make a fair value election upon adoption of this statement.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Investment advisory and management fees

As noted in “Risk Factors” in Item 1A, the Company's exposure to market risk is directly related to its role as an investment adviser for the mutual funds and separate accounts the Company manages. The revenues earned under these agreements are typically based on the market value of AUM which can be affected by changes in interest rates, fluctuations in financial markets, and fluctuations in foreign currency. Accordingly, a decline in the prices of securities may cause the Company's revenue to decline by:

-	causing the value of AUM to decrease, which would result in lower investment advisory and management fees.

-
causing the Company's clients to withdraw funds in favor of investments that they perceive as offering greater reward or lower risk, which would also result in lower investment advisory and management fees.

Marketable securities

The Company is exposed to fluctuations in the market price of its marketable securities presented on its consolidated balance sheet. These securities were acquired during the current fiscal year in connection with the eStara transaction. The total fair value of these securities as of June 30, 2007 was $3.8 million. The Company does not hedge its market risk related to these securities and does not intend to do so in the future.

At June 30, 2007, the Company performed sensitivity analysis to assess the potential loss in the fair value of these market-risk sensitive securities. The following table represents the impact on the Company’s financial position assuming a hypothetical 10% decline in the S&P 500 Index (dollars in thousands):

Estimated Fair
Value After
		Hypothetical	Hypothetical	Decrease in
	Fair Value at	Percentage	Percentage	Stockholders'
	June 30, 2007	Change	Change	Equity (1)

Marketable securities	$3,789	10%	$3,334	$455

(1)	- Unrealized losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a separate component of stockholders’ equity until realized.

Cash, cash equivalents, and short-term investments

Cash, cash equivalents, and short-term investments are exposed to market risk due to changes in interest rates, which impacts interest income. The Company maintains its cash in institutions which have superior credit ratings. The Company consistently monitors the quality of the institution where its cash is deposited, the balance of which, at times, may be in excess of the FDIC insurance limits. Presently, the Company neither participates in hedging activities nor does it have any derivative financial instruments.

Short-term investments consist of investment grade auction-rate securities with an active resale market and can be readily converted into cash to fund current operations, or satisfy other cash requirements as needed. These securities are backed by either federal or state government agencies. All auction rate securities are bought and sold at par value.

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

Disclosure Controls and Procedures

The Company has established and maintains disclosure controls and other procedures that are designed to ensure that material information relating to Epoch Holding Corporation and its subsidiaries on a consolidated basis required to be disclosed in its reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the fiscal quarter ended June 30, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007.

The Company has also established and maintains internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In the ordinary course of business, the Company routinely enhances its internal controls and procedures for financial reporting by either upgrading its current systems or implementing new systems. Changes have been made to the Company’s internal controls and procedures for financial reporting as a result of these efforts. During the fiscal quarter ended June 30, 2007, there was no change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Report of Management on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in Part II, Item 8 of the Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11.	EXECUTIVE COMPENSATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by items 10, 11, 12, 13 and 14 are incorporated by reference from the definitive proxy statement for our 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

 PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) and (2) Consolidated Financial Statements and Schedules.

For a list of the consolidated financial statements and consolidated financial statement schedules filed as a part of this Annual Report on Form 10-K, see “Index to Financial Statements, Supplementary Data and Financial Statement Schedules” on F-1.

(a) (3) The exhibits filed and incorporated by reference are listed in the Index of Exhibits required by Item 601 of Regulation S-K at Item b below.

(b) Exhibits

2.1	Agreement and Plan of Reorganization dated June 2, 2004. (A)
3.1	Articles of Incorporation of the Registrant, as amended. (B)
3.2	By-laws of the Registrant, as amended. (B)
4.1	Stockholder Rights Agreement dated as of July 11, 1994 between the Registrant and Continental Stock Transfer & Trust Company, as Rights Agent. (C)
4.2	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock. (K)
4.3	Registration Rights Agreement dated November 7, 2006 by and between Epoch Holding Corporation and and between General American Investors Company, Inc. (K)
10.2	1992 Incentive and Non-qualified Stock Option Plan. (E)
10.40	Indemnification Agreement. (D)
10.40	Stockholders Agreement dated as of June 2, 2004 among J Net Enterprises, Inc. and certain of its stockholders. (A)
10.41	Registration Rights Agreement dated as of June 2, 2004 among J Net Enterprises, Inc. and certain of its stockholders. (A)
10.43	Asset Purchase Agreement by and between InterWorld Holdings, LLC as buyer and IW Holdings, Inc. as seller dated September 9, 2004. (G)
10.44	2004 Omnibus Long-Term Incentive Compensation Plan. (H)
10.45	Office lease between Vornado 640 Fifth Avenue LLC (Landlord) and Epoch Investment Partners, Inc. (Tenant). (I)
10.46	Form of Restricted Stock Award. (J)
10.47	Office lease between 680 Fifth Avenue Associates, L.P. (Landlord) and JNet Enterprises (Tenant). (J)
10.48	Office sublease between JNet Enterprises (Tenant) and The Game Show Network (subtenant). (J)
10.49	Securities Purchase Agreement dated November 6, 2006 by and between Epoch Holding Corporation and and General American Investors Company, Inc. (K)
21.1	List of Registrant's significant subsidiaries. (L)
23.1	Consent of CF & Co., L.L.P. (L)
31.1	Principal Executive Officer Certification. (L)
31.2	Principal Financial Officer Certification. (L)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (L)

(A)	Incorporated by reference to Registrant's Form 8-K dated June 3, 2004.
(B)	Incorporated by reference to Registrant's Form 8-K dated December 7, 2004.
(C)	Incorporated by reference to Registrant's Form 8-K dated July 12, 1994.

(D)	Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003.
(E)	Incorporated by reference to Registrant's 1992 Proxy Statement.
(F)	Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2004.
(G)	Incorporated by reference to Registrant's Form 8-K dated September 14, 2004.
(H)	Incorporated by reference to Registrant's Form 8-K dated November 19, 2004.
(I)	Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2005.
(J)	Incorporated by reference to Registrant's Annual Report on Form 10-K/A for the fiscal year ended June 30, 2007.
(K)	Incorporated by reference to Registrant's Form 8-K dated November 9, 2006.
(L)	Included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 12, 2007	EPOCH HOLDING CORPORATION
(Registrant)
	By:	/s/ William W. Priest
William W. Priest Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Allan R. Tessler	Chairman of the Board	September 12, 2007
Allan R. Tessler

/s/ William W. Priest	Chief Executive Officer	September 12, 2007
William W. Priest	(Principal Executive Officer)

/s/ Adam Borak	Chief Financial Officer	September 12, 2007
Adam Borak	(Principal Financial Officer)

/s/ Enrique R. Arzac	Director	September 12, 2007
Enrique R. Arzac

/s/ Jeffrey L. Berenson	Director	September 12, 2007
Jeffrey L. Berenson

/s/ Peter A. Flaherty	Director	September 12, 2007
Peter A. Flaherty

/s/ Eugene M. Freedman	Director	September 12, 2007
Eugene M. Freedman

/s/ David R. Markin	Director	September 12, 2007
David R. Markin

EPOCH HOLDING CORPORATION AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA
AND FINANCIAL STATEMENT SCHEDULES
[ITEMS 8 AND 15(a)]

(1) FINANCIAL STATEMENTS:

Report of Management on Internal Control over Financial Reporting	F - 2

Report of Independent Registered Public Accounting Firm	F - 3

Consolidated Balance Sheets at June 30, 2007 and 2006	F - 4

Consolidated Statements of Operations For the years ended June 30, 2007, 2006 and 2005	F - 5

Consolidated Statements of Changes in Stockholders' Equity For the years ended June 30, 2007, 2006, and 2005	F - 6

Consolidated Statements of Cash Flows For the years ended June 30, 2007, 2006, and 2005	F - 7

Notes to Consolidated Financial Statements	F - 8

(2) SUPPLEMENTARY DATA:

Quarterly Financial Information (Unaudited) For the years ended June 30, 2007 and 2006.

Certain financial statement schedules are omitted because the required information is provided in the Consolidated Financial Statements or the notes thereto.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Report of Management on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in conformity with accounting principles generally accepted in the United States of America.

There are inherent limitations in the effectiveness of internal control over financial reporting, including the possibility that misstatements may not be prevented or detected. Accordingly, even effective internal controls over financial reporting, no matter how well designed and operated, can provide only reasonable, not absolute, assurance with respect to financial statement preparation. Furthermore, the effectiveness of internal controls can change with circumstances.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that assessment, management has concluded that, as of June 30, 2007, the Company’s internal control over financial reporting is effective.

CF & Co., L.L.P., an independent registered public accounting firm, has issued an attestation report on the effective operation of Epoch Holding Corporation and Subsidiaries' internal control over financial reporting as of June 30, 2007. As stated in their report appearing herein, CF & Co., L.L.P. has expressed an unqualified opinion on the effective operation of internal control over financial reporting as of June 30, 2007.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Epoch Holding Corporation and Subsidiaries:

We have audited the accompanying balance sheets of Epoch Holding Corporation and Subsidiaries as of June 30, 2007 and 2006, and the related statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2007. We also have audited Epoch Holding Corporation and Subsidiaries' internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Epoch Holding Corporation and Subsidiaries’ management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management report on internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Epoch Holding Corporation and Subsidiaries as of June 30, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Epoch Holding Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ CF & Co., L.L.P.
CF & Co., L.L.P.

Dallas, Texas
September 12, 2007

EPOCH HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
( in thousands, except share data)

	June 30,
	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$3,097	$2,234
Short-term investments - (Note 2)	21,850	5,400
Accounts receivable	6,293	2,486
Marketable securities (cost of $1,325) - (Note 5)	3,789	-
Prepaid and other current assets	466	316

Total current assets	35,495	10,436

Property and equipment (net of accumulated depreciation of $949 and $553, respectively)	2,013	2,015
Security deposits	1,072	960
Other investments (cost of $755) - (Note 2)	794	-
Investments in technology-related businesses - (Note 5)	-	157

Total assets	$39,374	$13,568

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$901	$1,423
Accrued compensation and benefits	1,810	2,068
Income taxes payable	99	-

Total current liabilities	2,810	3,491

Deferred rent	898	1,011
Subtenant security deposit	223	211

Total liabilities	3,931	4,713

Commitments and contingencies - (Note 7)

Stockholders' equity:
Preferred stock, series A convertible, $1 par value per share, 1,000,000 shares authorized;
10,000 shares issued and outstanding - (Note 8)	10	-
Common stock, $0.01 par value per share, 60,000,000 shares authorized; 19,935,817 and
19,153,996 shares issued and outstanding, respectively	199	191
Additional paid-in capital	43,852	28,500
Accumulated deficit	(6,357)	(13,251)
Unearned share-based compensation	(4,763)	(6,585)
Accumulated other comprehensive income	2,502	-

Total stockholders' equity	35,443	8,855

Total liabilities and stockholders' equity	$39,374	$13,568

The accompanying notes are an integral part of these consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	For the Years Ended June 30,
	2007	2006	2005
Revenues:
Investment advisory and management fees	$22,964	$10,136	$4,120
Performance fees	971	95	187

Total operating revenues	23,935	10,231	4,307

Operating expenses:
Employee related costs (excluding share-based compensation)	13,878	8,641	5,777
Share-based compensation	6,267	4,670	3,427
General, administrative and occupancy	3,891	2,584	2,328
Professional fees and services	2,020	1,050	848
Depreciation and amortization	396	341	202
Total operating expenses	26,452	17,286	12,582

Operating loss	(2,517)	(7,055)	(8,275)

Other income: - (Notes 5, 11)
Realized gains on investments	5,176	169	-
Dividend income	2,942	-	-
Interest and other income	2,391	937	808
Gain from collection of notes and other settlements	-	-	359

Total other income	10,509	1,106	1,167

Income (loss) from continuing operations, before income taxes	7,992	(5,949)	(7,108)

Provision for (benefit from) income taxes	99	(227)	-

Income (loss) from continuing operations, net of taxes	7,893	(5,722)	(7,108)

Income from discontinued operations (including gain on disposal in
2005 of $572, net of $0 taxes) - (Note 13)	-	-	571

Net income (loss)	7,893	(5,722)	(6,537)

Cumulative preferred stock dividends	299	-	-
Non-cash charge attributable to beneficial conversion
feature of preferred stock - (Note 8 )	700	-	-

Net income (loss) available to common
stockholders	$6,894	$(5,722)	$(6,537)

Earnings (loss) per share
Basic:
Income (loss) from continuing operations	$0.35	$(0.31)	$(0.39)
Income from discontinued operations	-	-	0.03
Total basic earnings (loss) per share	$0.35	$(0.31)	$(0.36)
Diluted:
Income (loss) from continuing operations	$0.35	$(0.31)	$(0.39)
Income from discontinued operations	-	-	0.03
Total diluted earnings (loss) per share	$0.35	$(0.31)	$(0.36)

The accompanying notes are an integral part of these consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2007, 2006 AND 2005
(Dollars and shares in thousands)

	Preferred
	Stock						Unearned	Accumulated
	Series A		Common		Additional		Share-	Other	Treasury		Total
	Convertible		Stock		Paid-in	Accumulated	Based	Comprehensive	Stock		Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Compensation	Income	Shares Amount		Equity
Balances at June 30, 2004	-	$-	19,529	$195	$38,696	$(992)	$(9,157)	$-	(1,694)	$(16,055)	$12,687

Net loss						(6,537)					(6,537)
Comprehensive loss											(6,537)

Net issuance of restricted common stock			423	4	1,746	-	(1,587)		-	-	163
Amortization of unearned share-based compensation			-	-	-	-	3,264		-	-	3,264
Recapitalization to State of Delaware from Nevada:
Retirement of treasury stock			(1,694)	(17)	(16,038)	-	-		1,694	16,055	-
Retirement of outstanding J Net stock			(17,905)	(179)	-	-	-		-	-	(179)
Reissuance of Epoch Holding Corporation shares			17,905	179	-	-	-		-	-	179
Balances at June 30, 2005	-	-	18,258	182	24,404	(7,529)	(7,480)	-	-	-	9,577

Net loss						(5,722)					(5,722)
Comprehensive loss											(5,722)

Net issuance of restricted common stock			812	8	3,767	-	(3,285)		-	-	490
Amortization of unearned share-based compensation			-	-	-	-	4,180		-	-	4,180
Issuance of common stock upon exercise of stock options			84	1	329	-	-		-	-	330
Balances at June 30, 2006	-	-	19,154	191	28,500	(13,251)	(6,585)	-	-	-	8,855

Net income						7,893					7,893
Other comprehensive income (Note 15)								2,502			2,502
Comprehensive income											10,395

Net issuance of restricted common stock			735	7	4,438	-	(3,933)		-	-	512
Amortization of unearned share-based compensation			-	-	-	-	5,755		-	-	5,755
Issuance of common stock upon exercise of stock options			46	1	313	-	-		-	-	314
Issuance of series A convertible preferred stock	10	10			9,990						10,000
Preferred stock issuance cost					(89)						(89)
Preferred stock dividends						(299)					(299)
Beneficial conversion feature associated with preferred stock - (Note 8)					700	(700)					-
Balances at June 30, 2007	10	$10	19,935	$199	$43,852	$(6,357)	$(4,763)	$2,502	-	$-	$35,443

The accompanying notes are an integral part of these consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
( in thousands)

	For the Years Ended June 30,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$7,893	$(5,722)	$(6,537)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Share-based compensation	6,267	4,670	3,427
Depreciation and amortization	396	341	202
Realized gain on investments	(5,176)	(169)	-
Dividend income received in stock	(2,240)	-	-
Income from sale of discontinued operations	-	-	(571)
Gain from collection of notes	-	-	(334)
(Increase) decrease in operating assets:
Accounts receivable	(3,807)	(1,265)	(1,151)
Prepaid and other current assets	(150)	(247)	7
(Decrease) increase in operating liabilities:
Accounts payable and accrued liabilities	(522)	357	6
Accrued compensation and benefits	(258)	872	205
Income taxes payable	99	-	(1,373)
Deferred rent	(113)	30	194
Other, net	-	-	(4)
Net cash provided by (used in) continuing operations	2,389	(1,133)	(5,929)
Net cash provided by discontinued operations	-	-	20
Net cash provided by (used in) operating activities	2,389	(1,133)	(5,909)

Cash flows from investing activities:
Purchases and sales of short-term investments, net	(16,450)	2,200	867
Proceeds from sales of investments	6,247	169	-
Purchases of other investments	(754)	-	-
Capital expenditures	(394)	(270)	(1,961)
Security deposits, net	(100)	197	(497)
Proceeds from sale of property and equipment	-	2	-
Landlord contributions to leasehold improvements	-	-	615
Collection of notes receivable	-	-	534
Net cash (used in) provided by investing activities	(11,451)	2,298	(442)

Cash flows from financing activities:
Proceeds from issuance of Series A convertible preferred stock	10,000	-	-
Proceeds from stock option exercise	313	330	-
Preferred stock issuance costs	(89)	-	-
Preferred stock dividends paid	(299)	-	-
Net cash provided by financing activities	9,925	330	-
Net increase (decrease) in cash and cash
equivalents during year	863	1,495	(6,351)
Cash and cash equivalents at beginning of year	2,234	739	7,090
Cash and cash equivalents at end of year	$3,097	$2,234	$739
Supplemental cash flow information:
Cash paid for interest	$-	$-	$110
Cash paid for income taxes	$-	$-	$1,373
Cash received from income tax refund	$-	$227	$-
Supplemental disclosures of non-cash investing and financing activities:
Change in accumulated other comprehensive income	$2,502	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2007, 2006, AND 2005

Note 1 - Organization

Business:
Epoch Holding Corporation (“Epoch” or the “Company”), a Delaware corporation, is a holding company whose sole line of business is investment advisory and investment management services. The operations of the Company are conducted through its wholly-owned subsidiary, Epoch Investment Partners, Inc. (“EIP”). EIP is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”). EIP provides investment advisory and investment management services to retirement plans, mutual funds, endowments, foundations and high net worth individuals. Headquartered in New York, NY with an office in Sherman Oaks, CA, the Company’s current product offerings include U.S. All Cap Value, U.S. Value, U.S. Smid (small/mid) Cap Value, U.S. Small Cap Value, Global Small Cap Value, Global Absolute Return, International Small Cap, Balanced Portfolios, and Global Equity Shareholder Yield.

Unless specifically stated otherwise, references to FY 2007, FY 2006 and FY 2005 refer to the fiscal years ended June 30, 2007, June 30, 2006, and June 30, 2005, respectively.

Company Structure and Discontinued Operations:
Operations commenced under the Company’s existing structure on June 2, 2004 when a subsidiary of J Net Enterprises, Inc. (“J Net,” whose name was subsequently changed to Epoch Holding Corporation in November 2004), merged with EIP in a business combination which resulted in the former EIP stockholders acquiring 51% of the issued and outstanding equity securities of J Net immediately following the merger. As a result of the majority of ownership interest in the Company being held by the former EIP stockholders, the business combination was accounted for as a reverse merger. Under generally accepted accounting principles in the United States of America, the legally acquired company, in this case, EIP, became the surviving entity for financial reporting purposes. EIP was formed on April 14, 2004 and did not have a predecessor business.

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

Certain reclassifications have been made to prior period financial statements to conform with the current period presentation. See discussion of “short term investments” on the next page.

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

Fair value of financial instruments:
The carrying value of the Company's cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximates fair value due to their short-term nature. Marketable securities and other investments are carried at fair value based on quoted market prices.

Financial instruments with concentration of credit risk:
The financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, and marketable securities. Epoch invests its cash and cash equivalents with high-credit quality financial institutions in amounts which, at times, may be in excess of the FDIC insurance limits. Cash is also invested in varied high-grade, short-term liquid investments, thereby limiting exposure to concentrations of credit risk.

Cash equivalents:
Cash equivalents are liquid investments primarily comprising money market instruments with maturities of three months or less when acquired. Cash equivalents are stated at cost, which approximates fair value due to their short maturity.

Short-term investments:
Short-term investments consist of investment grade auction-rate securities with an active resale market and can be readily converted into cash to fund current operations, or satisfy other cash requirements as needed. Auction-rate securities have an underlying component of a long-term debt instrument. These securities mature on a shorter term than the underlying instrument based on an auction bid that resets the interest rate of the security. The auctions or interest rate reset dates occur at intervals that are generally between 7 and 28 days of the purchase. These securities provide a higher interest rate than similar short-term securities and provide higher liquidity than otherwise longer term investments. These securities are expected to be sold within one year, regardless of their legal maturity date. Accordingly, these securities have been classified as current assets in the consolidated balance sheets. All auction rate securities are bought and sold at par value.

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

Marketable Securities:
Marketable securities are classified as available-for-sale and are carried at fair value based upon quoted market prices, with unrealized gains or losses, net of tax, reported in Accumulated Other Comprehensive Income, a separate component of stockholders’ equity. Realized gains and losses on the sales of these securities are calculated based on an average cost basis and reported in the Statement of Operations. These securities are classified as current assets on the Consolidated Balance Sheets as it is management’s intention to sell these securities within the next twelve months. See Note 5a) - “eStara Transaction” for further discussion.

Property and equipment:
The cost of leasehold improvements are capitalized and such costs are amortized on a straight-line basis over the shorter of their estimated useful lives or lease term, as applicable. All other capital assets are recorded at cost and such costs are depreciated on a straight-line basis over their estimated useful lives. Generally, the useful lives are approximately 3 to 7 years for equipment, 1 to 3 years for purchased software, and 3 to 10 years for leasehold improvements and exclude option periods, if any. Repairs and maintenance are charged to expense as incurred. Upon sale or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in operations.

Other Investments:
The Company made an initial investment of $750 thousand split equally into each of the three Company-sponsored mutual funds during the fiscal year ended June 30, 2007—the Epoch Global Equity Shareholder Yield Fund (“EPSYX”), the Epoch U.S. All Cap Equity Fund (“EPACX”), and the Epoch International Small Cap Fund (“EPIEX”). These investments are classified as Other investments on the Consolidated Balance Sheet and treated as available-for-sale securities and are carried at fair value based upon quoted market prices. The Company intends to hold these investments for a period in excess of one year at time of purchase. Any resulting change in market value is record as unrealized gain or loss, net of tax, in Accumulated Other Comprehensive Income, a separate component of stockholders’ equity.

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

Investments in technology-related businesses had no carrying value as of June 30, 2007 and only one such investment, Tellme Networks, Inc. (“Tellme”) had any value ascribed to it at June 30, 2006. The carrying value of Tellme had been written down due to purchase accounting adjustments in the J Net merger. All other investments in technology-related businesses had been fully impaired in periods prior to June 30, 2005. Dispositions of certain investments in technology-related businesses during FY 2007 are discussed in Note 5c).

There are no plans to make additional investments in technology-related businesses.

Revenue recognition:
Investment advisory and management fees are generally recognized as services are provided, pursuant to specific terms contained in advisory or sub-advisory contracts between EIP and its clients. Such contracts generally call for revenue to be determined as a percentage of assets under management (“AUM”). Generally, fees are billed on a quarterly basis, in arrears, based on the account's asset value at the end of a quarter. Advance payments, if received, are deferred and recognized during the periods for which services are provided.

The Company performs services for mutual funds under advisory and sub-advisory contracts. Fees for these contracts are calculated based upon the daily net asset values of the respective fund. Generally, advisory payments from the mutual funds are received monthly, while sub-advisory payments are received quarterly.

The Company also has certain contracts which contain “incentive clauses” that allow the Company to earn performance fees in the event that investment returns meet or exceed targeted amounts specified in the contracts. Revenues for these incentives are recognized only when such performance targets are met or exceeded at the end of the contract's year, typically at the end of each calendar year - the Company’s second fiscal quarter. Due to the inability to forecast financial markets, no revenues are recognized until the contract year ends, even when investment returns are exceeding the contractual targets within the contract year.

Share-based compensation:
Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Compensation (“SFAS 123R”), which requires employee and qualifying director share-based payments to be accounted for using the fair value method. The fair value of the Company's restricted stock awards is based on the closing price of the Company's common stock at the grant date. Share-based compensation costs related to equity instruments are charged against income ratably over the fixed vesting period for the related equity instruments, with the initial charge generally recorded in the first full month following the grant. The Company's accounting treatment of restricted stock awards under SFAS 123R is consistent with that of the Company's previous policies under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and the pro forma disclosures required in accordance with SFAS 123, Accounting for Stock-Based Compensation. The adoption of this standard did not have a material effect on the Company's financial statements.

Under the modified prospective method transition of SFAS 123R, compensation costs related to any non-vested portion of stock option awards outstanding at the adoption date are based on the grant date fair value of those awards. All outstanding stock options were fully vested prior to the adoption of SFAS 123R. There were no further stock options issued for all years presented.

Income taxes:
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes (“SFAS 109”). SFAS 109 requires that deferred tax assets and liabilities arising from temporary differences between book and tax basis be recognized using the enacted statutory tax rates and laws that will be in effect when such differences are expected to reverse. In the case of deferred tax assets, SFAS 109 requires a reduction in deferred tax assets if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Earnings (loss) per common share:
Basic earnings (loss) per share (“EPS”) is calculated by dividing net earnings (loss) applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect, if any, of the common stock deliverable pursuant to stock options, or the common stock issuable upon the conversion of the convertible preferred stock.

Comprehensive income (loss):
Total comprehensive income (loss) is reported on the consolidated statements of stockholder’s equity and includes net income (loss) and the change in unrealized gains (losses) on investment securities available-for-sale.

Recently issued accounting standards:
In June 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”), replacing Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 alters the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS 154 does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS 154 did not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows, as the Company did not make any change in accounting principles.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold that a tax position must meet to be recognized in the financial statements. FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 must be implemented for fiscal years beginning after December 15, 2006. Early application is permitted. The Company has completed its initial evaluation of the impact of FIN 48 and believes the adoption of FIN 48 will not have a material effect on its consolidated financial position, results of operations, or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application permitted. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial position, results of operations, or cash flows.

In September 2006, the United States Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each on the company’s balance sheet and statement of operations and the related financial statement disclosures. SAB 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The adoption of SAB 108 did not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits certain financial assets and financial liabilities to be measured at fair value, using an instrument-by-instrument election. The initial effect of adopting SFAS 159 must be accounted for as a cumulative effect adjustment to opening retained earnings for the fiscal year of adoption. Retrospective application to fiscal years preceding the effective date is not permitted. SFAS 159 is effective for the Company beginning July 1, 2008, although early adoption is permitted. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial position, results of operations, or cash flows as the Company does not expect to make a fair value election upon adoption of this statement.

Note 3 - Accounts Receivable

The Company's accounts receivable balances do not include an allowance for doubtful accounts and there have been no bad debt expenses recognized during the fiscal years ended June 30, 2007, 2006 and 2005, respectively. Management believes these receivables are fully collectible.

Significant customers and contracts:
For the fiscal year ended June 30, 2007, two customers accounted for 41% of consolidated revenues. CI Investments Inc. (“CI”), a Canadian-owned investment management company, accounted for approximately 17%, while Genworth Financial Asset Management, Inc. (“Genworth”), an investment adviser, through its investments in the Epoch International Small Cap Fund (“EPIEX”) and the Epoch Global Equity Shareholder Yield Fund (“EPSYX”), as well as separate account mandates, accounted for approximately 24%. The Company's services and relationships with these clients are important to the Company's ongoing growth strategy, and retention of these customers is significant to the ongoing results of operations and liquidity of the Company.

During FY 2006, two customers accounted for 42% of consolidated revenues. CI accounted for approximately 22% of FY 2006 revenues while Genworth accounted for approximately 20%.

During FY 2005, two customers accounted for 43% of consolidated revenues. CI accounted for approximately 36% of FY 2005 revenues while Genworth, through its investments in EPIEX, accounted for approximately 7%

Note 4 - Property and Equipment

As of June 30, 2007 and 2006, property and equipment consisted of the following (dollars in thousands):

	June 30,
	2007	2006

Leasehold improvements	$1,855	1,656
Equipment and office furniture	786	$684
Purchased software	321	228
Total property and equipment	2,962	2,568
Less: accumulated depreciation and amortization	(949)	(553)
Total property and equipment, net	$2,013	$2,015

Note 5 - Investments in Technology-Related Businesses

a) eStara Transaction:
During the fiscal year ended June 30, 2000, J Net, the predecessor company to Epoch, made a $4.0 million investment in eStara, Inc. (“eStara”), a technology-related company that provides conversion and tracking solutions to enhance on-line sales. This investment was comprised of 373,376 shares of Series C-1 and 553,893 shares of Series C-2, respectively, 8% cumulative convertible redeemable preferred stock. As there was no readily available market for the securities and the investment represented less than a 20% interest in eStara, the securities were valued at the Company’s initial cost. During the fiscal years ended June 30, 2001 and 2002, the carrying value of this investment was deemed, by J Net’s management, impaired and written down. During the fiscal year ended June 30, 2003, J Net’s management concluded its ability to recover its investment was remote and wrote down the remaining carrying value. Accordingly, this investment had no carrying value at October 2, 2006. Additionally, no dividends had been paid through October 2, 2006.

On October 2, 2006, eStara’s stockholders approved the acquisition of its stock by Art Technology Group, Inc. (NASDAQ ticker symbol “ARTG”). Under the terms of the agreement, ARTG acquired all of the outstanding common stock, preferred stock, and vested and unvested stock options of eStara.

The Company, as holder of the preferred stock of eStara, received an amount per share equal to the original issue price, plus the amount of any unpaid cumulative dividends. Additionally, the Company was entitled to it’s approximately 5% proportionate share of remaining merger consideration. Accordingly, the Company received 2,431,577 common shares of ARTG and $267 thousand in cash. The resultant shares received by the Company were classified as Marketable Securities on the Consolidated Balance Sheet in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and recorded at their fair value of $6.3 million on October 2, 2006. Unrealized gains of $4.0 million were recognized in comprehensive income for ARTG common shares received as consideration for eStara preferred stock. Realized gains of $0.2 million were recorded for cash received as payment for eStara preferred shares. Dividend income of $2.4 million was recognized for common shares and cash received in payment of cumulative dividends on the eStara preferred stock.

An additional $42 thousand of cash is currently being held in escrow and is expected to be released to the Company by the first anniversary of the closing. Additional lesser amounts, up to $150 thousand, may also be realized, pursuant to the earn-out provisions of the merger. The common shares received from ARTG are subject to a lock-up agreement pursuant to which the shares will be released in equal monthly installments over a period of 12 months, which commenced January 2007. Realized gains of $1.5 million from subsequent sales of $1.0 million ARTG shares were reclassified from comprehensive income and recognized in the statement of operations in FY 2007.

b) Strategic Data Corporation Transaction:
During the fiscal year ended June 30, 2000, J Net, the predecessor company to Epoch, made a $1.1 million investment in Strategic Data Corp. (“SDC”), a technology-related company that specializes in advertising optimization technology. This investment was comprised of 892,500 shares of Series B and 1,966,963 shares of Series C, convertible preferred stock. As there was no readily available market for the securities and the investment represented less than a 20% interest in SDC, the securities were valued at the Company’s initial cost. During the fiscal year ended June 30, 2001, the carrying value of this investment was deemed to be impaired by J Net’s management and written down to zero. Accordingly, this investment had no carrying value at February 20, 2007. Additionally, no dividends had been paid through February 20, 2007.

On February 20, 2007, SDC’s stockholders approved the acquisition of its stock by Fox Interactive Media, Inc. (“FIM”). Under the terms of the agreement, FIM acquired all of the outstanding common stock, preferred stock, and vested and unvested stock options of SDC.

As a result of the above-mentioned merger, the Company, as holder of the preferred stock of SDC, received an initial cash payment of approximately $2.2 million on March 22, 2007. Such amount consisted of realized gain of $1.6 million and dividend income $0.6 million. The SDC merger also calls for contingent payments, dependent upon the achievement of certain targets and milestones after the merger is consummated, payable over a period of approximately 3.5 years, as well as release of an escrow fund. The Company’s share of additional contingent payments and escrow funds stemming from the acquisition ranges from zero to approximately $15.4 million. No amounts related to the contingent payments or escrow fund have been accrued as of June 30, 2007, as such amounts are not readily estimable or determinable at this time.

c) Tellme Corporation Transaction:
During the fiscal year ended June 30, 2001, J Net, the predecessor company to Epoch, made a $2.0 million investment in Tellme Networks, Inc. (“Tellme”), a technology-related company that specializes in voice technologies. This investment was comprised of 137,450 shares of Series D convertible preferred stock. As there was no readily available market for the securities and the investment represented less than a 20% interest in Tellme, the securities were valued at the Company’s initial cost. The investment in Tellme was reduced from $2.0 million to $157 thousand at June 1, 2004. This reduction was due to purchase accounting adjustments in the J Net merger. As of March 12, 2007, the carrying value of the investment remained at $157 thousand.

On March 12, 2007, Tellme announced an agreement by Microsoft Corporation (“Microsoft”) to acquire all of the outstanding common stock, preferred stock, and vested and unvested stock options of Tellme. This merger closed on April 30, 2007. As a result of the merger, the Company, as holder of the preferred stock of Tellme, received a cash payment of approximately $2.0 million during the quarter ended June 30, 2007. Accordingly, approximately $1.8 million was included in realized gains for the fiscal year ended June 30, 2007.

d) Other Transactions:
The Company recorded gains of $169 thousand from two of the inactive technology-related companies during the year ended June 30, 2006.

Note 6 - Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (in thousands):
	June 30,
	2007	2006

Trade accounts payable	$511	173
Accrued professional fees	67	$86
Accrued expenses and other	323	1,164

Total accounts payable and accrued liabilities	$901	$1,423

Note 7 - Commitments and Contingencies

Employment agreements:
There are no employment contracts with any employees or officers of the Company. There are written agreements with certain employees, which provide for sales commissions or bonuses, subject to the attainment of certain performance criteria or continuation of employment. Such commitments under the various agreements total approximately $1.8 million at June 30, 2007. Of this amount, approximately $0.4 million is included in accrued compensation and benefits on the Consolidated Balance Sheet at June 30, 2007. An additional $0.9 million will be accrued during the fiscal year ended June 30, 2008. Approximately $0.5 million represents restricted stock awards to be issued during the fiscal year ending June 30, 2008.

The Company was obligated to enter into an employment agreement with its Chief Executive Officer prior to June 2, 2007, the third anniversary of the business combination with EIP. The Company and its Chief Executive Officer are in the process of evaluating the terms of such an agreement and expect to complete a mutually acceptable arrangement in the near future. Terms of the contract are to be customary for Chief Executive Officers of peer group companies and will be reviewed and approved by the Company's Compensation Committee.

Legal matters:
From time to time, the Company or its subsidiaries may become parties to claims, legal actions and complaints arising in the ordinary course of business. Management is not aware of any claims which would have a material adverse effect on its consolidated financial statements.

Leases:
The Company's primary headquarters and operations are located in New York, NY. Business is conducted at a location with approximately 10,000 square feet under a long-term lease that expires in September 2015. To accommodate for the growth in business, the Company entered into a sublease agreement for an additional 3,100 square feet at its Company headquarters effective February 1, 2007. This lease expires in June 2010.

The Company is also the primary party to another lease in New York, NY with approximately 8,500 square feet, which expires in November 2010. This property is subleased to an unrelated third party. While the Company remains responsible for obligations under the lease, the sublease income, net of profit sharing with the landlord, more than offsets the Company's obligations under this lease. The subtenant has performed its obligations under the sublease agreement and the Company is not aware of any credit issues with the subtenant. As of June 30, 2007, the remaining future minimum payments under this lease total $1.6 million. Future minimum receipts from the subtenant, net of profit sharing with the landlord, total $1.8 million as of June 30, 2007.

The Company also has an office lease in Sherman Oaks, California with an annual option to renew. The obligations under this lease are minimal.

Total rental expenses for the Company's continuing operations were $1.2 million, $1.1 million and $975 thousand for the fiscal years ended June 30, 2007, 2006 and 2005, respectively. Rental income under the sublease, net of profit sharing expenses with the primary landlord were $559 thousand, $570 thousand and $560 thousand for the fiscal years ended June 30, 2007, 2006, and 2005, respectively. Rental expenses for the discontinued operations in FY 2005 were $26 thousand.

The following table outlines the minimum annual lease obligations of the Company and related sub-lease receipts (dollars in thousands)

For the Years Ending June 30,	Gross	Sublease Receipts	Net Commitment

2008	$1,525	$(574)	$951
2009	1,500	(574)	926
2010	1,491	(574)	917
2011	905	(95)	810
2012	717	-	717
2013 and thereafter	2,330	-	2,330

Total minimum lease payments
(receipts)	$8,468	$(1,817)	$6,651

Investment management contracts:
Most of the Company's revenues are derived pursuant to written investment advisory and management agreements. These agreements may be terminated by either party with notice or terminated in the event of an “assignment” (as defined in the Investment Company Act of 1940 as amended (the “1940 Act”)). Generally, any change in control of the Company would constitute an “assignment” under the 1940 Act. Additionally, mutual fund agreements generally must be approved and renewed annually.

Note 8 - Preferred Stock Issuance

On November 6, 2006, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with General American Investors Company, Inc. (“GAM” or the “Purchaser”), whereby GAM invested $10 million in Epoch and Epoch issued GAM 10,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”).

The Company intends to use the proceeds for general business purposes and to support the Company's future growth. Stock issuance costs of $89 thousand were for legal and accounting services. No placement or other broker fees were paid in connection with this transaction.

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

The Series A Preferred Stock was offered and sold to the Purchaser in a private placement transaction in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and the rules and regulations of the Securities and Exchange Commission (the “SEC”) promulgated thereunder, including Regulation D. The Purchaser is an accredited investor as defined in Rule 501 of Regulation D under the Securities Act.

The Series A Preferred Stock is not registered under the Securities Act. The underlying common stock issuable upon conversion of the Series A Preferred Stock has been registered with the SEC and may be sold pursuant to an effective resale prospectus dated December 26, 2006.

Note 9 - Long-Term Incentive Compensation

2004 Omnibus Long-Term Incentive Compensation Plan:
At the annual meeting of shareholders on November 18, 2004, stockholders approved the 2004 Omnibus Long-Term Incentive Compensation Plan (the “2004 Plan”). The 2004 Plan allows the Company to issue 3,000,000 shares of common stock subject to stock options, restricted stock awards or other share-based compensation. The Plan terminates at the earliest of (a) the time no shares remain available for issuance under the Plan, (b) the Plan is terminated by the Board, or (c) the tenth anniversary of the Effective Date.  Awards outstanding upon expiration of the Plan remain in effect until they have been exercised or terminated, or have expired. Restricted stock awards issued to employees under the 2004 Plan vest at the rate of 12.5% immediately and remaining amounts vest at the rate of 12.5%, 25%, and 50% upon the completion of the first, second, and third years of service, respectively. During fiscal year ended June 30, 2007, a total of 695,893 shares of restricted stock were issued to employees of the Company under the Company's 2004 Plan at a weighted average price of $6.13, while 838,906 and 294,796 shares, respectively were issued during fiscal years ended June 30, 2006 and 2005 at a weighted average price of $4.64 and $4.41 per share, respectively. At June 30, 2007 there were 1,971,403 shares issued and 1,028,597 shares available for issuance under this Plan.

Subsequent to June 30, 2007, the Company granted 152,673 shares of restricted stock to employees at a weighted average price of $11.56 per share.

In addition, for FY 2007, 2006, and 2005 non-employee directors of the Company received common stock equal to $50,000 per year for their services. One award was made in FY 2007. Two awards were made to non-employee directors in FY 2005, one for FY 2005 services and one in advance of FY 2006 services. Total shares issued to non-employee directors for FY 2007 were 66,228 shares at a weighted average price of $5.08. These shares vest fully in one year, as do all future grants issued to non-employee directors. The awards issued in FY 2005 were 128,316 shares at a weighted average price of $3.51 per share. Those shares vest one-third per year over a three year period from the date of issuance. Commencing in FY 2008, non-employee directors will receive $80,000 per year for their services. Non-employee director compensation is to be paid in all stock, or $60,000 in stock and $20,000 in cash at the election of the director.

Subsequent to June 30, 2007, 35,604 shares were issued to non-employee directors at a weighted average price of $13.39 in advance of FY 2008 services.

A summary of the status of the Company's nonvested shares under the 2004 Plan and Merger Agreement, as of June 30, 2007, 2006, and 2005 respectively, as well as changes during the years ended June 30, 2007, 2006, and 2005 is presented below (shares in thousands):

	For the Years Ended June 30,
	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant-Date		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Nonvested at beginning of the period	4,176	$2.35	5,127	$1.84	5,531	$1.66

Granted under the 2004 Plan	762	6.04	839	4.64	423	4.14

Shares vested under:
Merger Agreement	(3,160)	1.66	(1,580)	1.66	(790)	1.66
2004 Plan	(296)	4.87	(183)	4.33	(37)	4.41

Forfeited	(26)	6.08	(27)	4.49	—	—

Nonvested at end of the period	1,456	$5.20	4,176	$2.35	5,127	$1.84

As of June 30, 2007, there was $4.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 2.0 years.  The total fair value, based on grant date, of shares vested during the years ended June 30, 2007, 2006, and 2005, was $6.3 million, $4.7 million, and $3.4 million, respectively.

Rights plan:
In June 1994, the Board of Directors approved a Stockholder Rights Plan. On July 11, 1994, J Net declared a dividend distribution of one Preferred Stock purchase right (the “Rights”) payable on each outstanding share of the Company's common stock, as of July 15, 1994. The Rights became exercisable only in the event, with certain exceptions, an acquiring party accumulated 15% or more of the Company's voting stock, or if a party announced an offer to acquire 30% or more of the Company's voting stock. Each Right entitled the holder to purchase one-hundredth of a share of a Series A Junior Preferred Stock at a price of $30. In addition, upon the occurrence of certain events, holders of the Rights were entitled to purchase either Preferred Stock or shares in an “acquiring entity” at half of market value. The June 2, 2004 business combination with EIP did not create an event contemplated by the Rights Plan. The Rights expired, according to their terms, on July 15, 2004.

Expired stock option plans:
On January 12, 1993, J Net's stockholders approved the 1992 Incentive and Non-qualified Stock Option Plan (the “1992 Plan”). On August 17, 1994, the Board adopted certain amendments (the “Amendments”) to the 1992 Plan which were approved by J Net's stockholders on January 10, 1995. The Amendments increased the number of shares of J Net's common stock authorized for issuance pursuant to the 1992 Plan from 1,045,000 to 2,545,000. The 1992 Plan terminated in accordance with its terms on September 30, 2002. Options outstanding at the termination date totaled 877,500 and remain outstanding until they are exercised or expire. As of June 30, 2007 and 2006, options outstanding under the 1992 Plan were 460,000 and 520,000, respectively.

Although the 1992 Plan has expired, the issued and outstanding options remain in force until they are exercised, canceled or expire. Options outstanding under the 1992 stock option plan are summarized as follows (shares in thousands):

	For the Years Ended June 30,
	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Fixed options:
Outstanding at
beginning of period	520	$10.20	658	$8.91	795	$9.05
Granted	-	-	-	-	-	-
Exercised	(60)	10.42	(110)	4.00	-	-
Cancelled	-	-	(28)	4.00	(137)	9.73

Outstanding and exercisable
at the end of the year	460	$10.18	520	$10.20	658	$8.91

The intrinsic value of options exercised during FY 2007 and FY 2006 was approximately $0.3 million and $22 thousand, respectively.

The following table summarizes information about the 1992 Plan stock options outstanding at June 30, 2007 (shares in thousands):

Options Outstanding
			Weighted
		Remaining	Average
Exercise	Number	Contractual	Exercise
Prices	Outstanding	Life	Price

$10.1250	450	2.59 years	$10.1250
$12.4375	10	2.92 years	$12.4375

All of the options in the table on the previous page are exercisable as of June 30, 2007. The intrinsic value of outstanding options under the above plan at June 30, 2007 was $1.5 million.

Other nonqualified stock options:
On September 14, 1999, nonqualified stock options to purchase an aggregate of 140,000 shares of common stock were granted to the J Net Board of Directors and a non-employee then serving as the Secretary at an exercise price of $9.00 per share, the fair market value on the date of grant. The options vested 50% on each of the first and second anniversaries of the date of grant and expire ten years from the date of grant. On October 31, 2001, a total of 30,000 options were cancelled as a result of a director's resignation.

On June 21, 2000, nonqualified stock options to purchase an aggregate of 500,000 shares of common stock were granted to the former President and Chief Operating Officer and the former Executive Vice President and Chief Financial Officer at an exercise price of $13.13 per share, the fair market value on the date of the grant. The options vested in thirds on each of the first, second and third anniversaries of the date of grant and expire ten years from the date of the grant. As of June 30, 2003, all the options were exercisable. On June 21, 2003, the former President and Chief Operating Officer and the former Executive Vice President and Chief Financial Officer's employment contracts expired and were not renewed. The expiration of those contracts did not affect the expiration of the options, which expire on June 21, 2010.

There were no nonqualified options granted during the fiscal years ended June 30, 2007, 2006 and 2005, respectively.

Changes in nonqualified options outstanding are summarized below (shares in thousands):
	For the Years Ended June 30,
	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Fixed options:
Outstanding at
beginning of
period	610	$12.38	610	$12.38	610	$12.38
Granted	-	-	-	-	-	-
Exercised	(35)	9.00	-	-	-	-
Cancelled	-	-	-	-	-	-

Outstanding and exercisable
at the end of year	575	$12.59	610	$12.38	610	$12.38

The intrinsic value of options exercised during FY 2007 was approximately $0.2 million.

The following table summarizes information about the nonqualified stock options outstanding at June 30, 2007 (shares in thousands):

Options Outstanding
			Weighted
		Remaining	Average
Exercise	Number	Contractual	Exercise
Prices	Outstanding	Life	Price
$9.00	75	2.21 years	$9.00
$13.125	500	2.98 years	$13.125

All of the above options are exercisable as of June 30, 2007. The intrinsic value of outstanding options under the above plan at June 30, 2007 was $0.5 million.

Note 10 - Defined Contribution Plan

The Company sponsors a defined contribution plan (the “Plan”) for all of its employees. The Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, participating employees may defer up to 60% of their pre-tax gross wages, subject to annual Internal Revenue Code contribution limits. Employees vest immediately in their contributions. The Plan allows the Company to make discretionary contributions. The Company made a contribution of approximately $84 thousand to the Plan during FY 2007, its first such contribution. The Company intends to contribute to the Plan on an annual basis. These annual company contributions vest immediately.

During the fiscal year ended June 30, 2005, the Company eliminated a 401(k) contribution plan that was in place prior to the business combination. All participants in that former plan have been transitioned to the surviving plan.

Note 11 - Other Income

In November 2000, J Net, the predecessor company to Epoch, recorded an accrued liability related to a sale of certain assets to an unrelated third party. The recorded amount of $950 thousand represented management’s best estimate of additional settlement amounts due. In late November 2006, a final assessment was made by management which resulted in the reversal of the previously recorded accrual.  This amount is included in "Interest and other income" on the statement of operations for FY 2007.

Note 12 - Income Taxes

The Company files a consolidated U.S. federal income tax return reflecting the income (loss) of Epoch Holding Corporation and its subsidiaries. The components of the provision for (benefit from) income tax are as follows (dollars in thousands):

	For the Years Ended June 30,
	2007	2006	2005

Current income tax expense (benefit):
Federal	$1,265	$(1,166)	$(292)
State and local	387	(353)	(88)
Alternative minimum tax	99	-	-
Settlements/ adjustments resulting from
IRS audit	-	(227)	6,998

Total current income tax expense (benefit)	1,751	(1,746)	6,618

Deferred income tax (benefit) expense :
Federal	(1,265)	1,166	292
State and local	(387)	353	88
Benefit of NOLs offsetting IRS audit
adjustment	-	-	(4,438)
Benefit of capital losses offsetting IRS
audit adjustment	-	-	(2,560)

Total deferred income tax (benefit) expense	(1,652)	1,519	(6,618)

Total income tax provision (benefit)	$99	$(227)	$-

In May 2003 the Company underwent an audit by the IRS with respect to its fiscal years ended June 30, 2001 and June 30, 2002 (the “audit period”). In July 2004, the Company paid $1.5 million for tax items associated with the IRS audit.

In January 2005 the Company received an additional inquiry from the IRS related to calculations of alternative minimum taxes for the audit period. The Company met with the IRS and presented pertinent data and other factual information which demonstrated that no additional taxes were due. The IRS concurred with the Company’s position. In April 2006, the Company received a refund of $227 thousand with respect to the above and management now considers this matter to be closed. This amount was included in “benefit from income taxes” on the Statement of Operations for the year ended June 30, 2006.

The Company’s effective income tax rate for the years ended June 30, 2007, 2006, and 2005 differs from the amount computed using income before income taxes and applying the U.S. federal income tax rate to such amounts because of the effect of the following items:

	For the Years Ended June 30,
	2007	2006	2005

U.S. federal statutory income tax rate	34.0%	(34.0%)	(34.0%)
Increase (decrease) in tax resulting from:
Share-based compensation	13.0	17.4	15.9
Alternative minimum tax	1.2	—	—
Basis difference on sale of investment	(7.8)	—	—
Dividend received deduction	(8.8)	—	(0.1)
Valuation allowance	(29.6)	(83.9)	(97.0)
Built-in losses disallowed (in excess of Section 382 limits)	—	100.4	—
IRS audit adjustments	—	(3.8)	111.6
Other	(0.8)	0.1	3.6

Effective income tax rate	1.2%	(3.8%)	0.0%

In accordance with SFAS 109, deferred tax assets should be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The future realization of the Company’s deferred tax assets depends upon the availability of sufficient future taxable income. In making this determination, the Company considered all available positive and negative evidence. The Company considered, among other things, the overall business environment, the Company’s historical earnings including significant pretax losses since inception, and industry outlook. As a result of the Company’s limited earnings history, a full valuation allowance has been placed on its deferred tax assets. The Company will assess the need for a deferred tax asset valuation allowance on an ongoing basis considering the factors mentioned above as well as other relevant criteria.

InterWorld Corporation, an inactive subsidiary, completed bankruptcy proceedings in August of 2005. This investment had been written down to zero in prior years for financial reporting purposes. For tax purposes, this built-in loss was recognized at the time of bankruptcy completion in FY 2006. A significant portion of the built-in loss resulting from this bankruptcy is disallowed under section 382 of the IRC.

Deferred income taxes are provided for the effects of temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. These temporary differences will result in future income or deductions for income tax purposes and are measured using the federal enacted rate together with the state and local enacted tax rates, net of federal benefit that will be in effect when such items are expected to reverse. This rate is approximately 44.3% for all years presented. The Company has recorded a valuation allowance equal to the entire amount of the net deferred tax asset, as, based upon currently available evidence, it is more likely than not that these tax benefits will not be realized. Significant components of the Company's deferred income tax assets and liabilities are as follows (dollars in thousands):

	2007	2006

Deferred tax assets:
Net operating loss carryfowards	$5,251	$7,192
Share-based compensation	1,258	495
Equity method losses and impairments	1,095	2,276
Accrued compensation	721	910
Leasehold improvement impairments	213	276
Alternative minimum tax credit	99	-
Depreciation and amortization	81	51
Accruals and other	18	521

Total gross deferred tax assets	8,736	11,721

Total deferred tax liability	-	-

Total gross deferred tax assets, net of deferred tax liability	8,736	11,721

Less: valuation allowance	(8,736)	(11,721)

Total net deferred tax assets	$-	$-

The Company reversed a valuation allowance of approximately $3 million at June 30, 2007 primarily as a result of the application of net operating loss carryfowards to reduce current taxable income to zero, as well as to reflect changes in other temporary items.

The Company's net operating losses (“NOLs”) can be carried forward pursuant to Federal tax regulations. The Company has $11.9 million of NOLs which expire between 2022 and 2026.

An additional $1.4 million of stock compensation costs resulting in tax benefits is also being carried forward for the same period. Future income taxes payable amounts will be reduced by these stock compensation costs when the Company is in a regular income tax position.

The Company completed a reverse merger business combination with EIP on June 2, 2004. As a result, the ability to utilize certain NOLs became limited as a result of a greater than 50% change in ownership. These limitations are covered by Section 382 of the Internal Revenue Code (“IRC”). IRC Section 382 limits the annual utilization of NOLs accumulated prior to the ownership change to a percentage of the acquired entity's fair value at the time of the change in ownership. Approximately $10.2 million of such NOLs can be utilized against taxable income only at a rate of approximately $600 thousand per year due to limitations imposed by Section 382 of the IRC.

Note 13 - Discontinued Operations

Selected financial data - discontinued operations:
Following is the summary operating results of the discontinued operations for FY 2005, which represent the fiscal 2005 period of July 1, 2004 through the date of sale, September 9, 2004 (dollars in thousands):

FY 2005
(July 1, 2004 —
September 9, 2004)

Revenues	$293
Costs and expenses	(294)
Loss from discontinued
operations before income taxes	(1)
Provision for income taxes	- (a)
Loss from discontinued operations, net
of income taxes	(1)
Gain on sale of discontinued
operations	572
Income from discontinued operations,
net of income taxes	$571

(a) There are no income taxes due to utilization of available net operating loss carryforwards.

In September 2004, the Company completed the sale of its e-commerce software operations to the former management of that segment. Consideration to the Company came in the form of a 19.9% membership interest in the buyer's entity, the assumption by the buyer of liabilities of $466 thousand, and the issuance of a $534 thousand secured promissory note (the “Note”) to the Company. The Note was due 5 years from the date of issuance, bore interest at 6.5% per annum and was secured by all of the assets that were purchased in the transaction. Payments of principal on the Note were to be made at a rate of 50% of the annual cash flows from operations, as defined in the agreement, in excess of $300 thousand. The Company recorded the Note at its estimated fair value of approximately $200 thousand. Factors affecting the estimate were the non-marketable status of the Note and certain risks in reaching cash flow targets for payment. On May 16, 2005 the Company collected the full $534 thousand. The receipt fully discharged the Note and required the Company to record a fourth quarter gain of $334 thousand. Such gain is included in “Gain from collection of notes and other settlements” in the “Other Income” section in the Consolidated Statement of Operations.

Note 14 - Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during each period.

Diluted earnings per share is computed by dividing net earnings, adjusted for the effect of dilutive securities, by the weighted average number of common and common equivalent shares outstanding during the period. The Company had 1,035,000, 1,130,000 and 1,267,500 issued and outstanding stock options at June 30, 2007, 2006, and 2005 respectively. The calculation of earnings (loss) per share excluded 960,000, 1,130,000 and 1,267,500 issued and outstanding stock options, at June 30, 2007, 2006, and 2005, respectively as the exercise price of these options was higher than the average market price of the common stock, for the respective periods presented. The conversion of those particular options, whose exercise price was higher than the average market price of the common stock during the respective period, would have an anti-dilutive effect.

The 1,666,667 shares of common stock issuable upon conversion of the preferred stock has no effect on basic earnings per share, but has been included in the calculation of diluted earnings per share for the fiscal year ended June 30, 2007. Upon conversion, the issuable shares of common stock will be included in the calculation of both basic and diluted earnings per share.

The table on the following page presents the computation of basic and diluted earnings (loss) per share for the years ended June 30 2007, 2006, and 2005 respectively:

(in thousands except per share data)
	For the Years Ended June 30,
	2007	2006	2005

Numerator:
Net income (loss) available to
common stockholders:
Net income (loss) from continuing operations	$7,893	$(5,722)	$(7,108)
Preferred stock dividends	(299)	-	-
Non-cash charge attributable to beneficial
conversion feature of preferred stock	(700)	-	-

Net income (loss) available to common stockholders
for basic earnings per share	6,894	(5,722)	(7,108)

Income from discontinued operations, net of taxes	-	-	571

Effect of dilutive securities:
Preferred stock dividends	299	-	-

Net income (loss) available to common stockholders
after assumed conversions for diluted earnings per share	$7,193	$(5,722)	$(6,537)
Denominator:
Average common shares outstanding	19,726	18,724	18,025
Effect of dilutive securities:
Weighted average shares issuable upon conversion of preferred stock	1,078	-	-
Net common stock equivalents for the exercise of
in-the-money stock options	3	-	-

Average common and common equivalent shares outstanding -
assuming dilution	20,807	18,724	18,025

Basic:
Income (loss) from continuing operations	$0.35	$(0.31)	$(0.39)
Income from discontinued operations	-	-	0.03
Total basic earnings (loss) per share	$0.35	$(0.31)	$(0.36)

Diluted:
Income (loss) from continuing operations	$0.35	$(0.31)	$(0.39)
Income from discontinued operations	-	-	0.03
Total diluted earnings (loss) per share	$0.35	$(0.31)	$(0.36)

Note 15 - Comprehensive Income (Loss)

A summary of comprehensive income (loss) is as follows (in thousands):

	For the Years Ended June 30,
	2007	2006	2005

Net income (loss)	$7,893	$(5,722)	$(6,537)

Other comprehensive income:

Change in unrealized gain on available-for-sale securities	4,046	-	-

Reclassification of unrealized gain on available-for-sale		-	-
securities to realized gain	(1,544)

Comprehensive income (loss)	$10,395	$(5,722)	$(6,537)

Total aggregate proceeds from sales of available-for-sale securities were approximately $2.5 million during the year ended June 30, 2007.

Note 16 - Related Party Transactions

For the period July 1, 2004 through February 15, 2005, Epoch incurred rent and other related occupancy expenses with a company whose Chief Executive Officer is also a director and stockholder of Epoch. Rental and other related occupancy expenses incurred with this company totaled approximately $187 thousand. Epoch entered into a long-term lease on September 15, 2004 with an unrelated party and relocated its offices on February 14, 2005. There have been no related party transactions with the above company since such date.

Note 17 - Quarterly Financial Data (unaudited)

The table on the following page presents selected quarterly financial data for fiscal years ended June 30, 2007 and 2006, respectively. The data presented should be read in conjunction with the consolidated financial statements and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included herein.

	June 30, 2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(in thousands, except per share and AUM data)

Investment advisory and management fees	$4,318	$5,141	$6,133	$7,372	$22,964
Performance fees	—	971	—	—	971
Total operating revenues	4,318	6,112	6,133	7,372	23,935

Employee related costs and
Share-based compensation	4,423	5,008	5,318	5,396	20,145

Operating expenses	5,602	6,518	6,873	7,459	26,452

Operating loss	(1,284)	(406)	(740)	(87)	(2,517)

Other income	246	3,854	3,032	3,377	10,509

(Loss) income from continuing operations before taxes	(1,038)	3,448	2,292	3,290	7,992

Net (loss) income	(1,038)	3,349	2,288	3,294	7,893
(Loss) earnings per share from continuing operations:
Basic	(0.05)	0.13	0.11	0.16	0.35
Diluted	(0.05)	0.13	0.11	0.15	0.35
Weighted-average shares outstanding:
Basic	19,517	19,667	19,804	19,914	19,726
Diluted	19,517	20,663	21,507	21,740	20,807
Assets under management (in millions )	3,847	4,408	5,375	6,001	6,001

	June 30, 2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Investment advisory and management fees	$1,780	$2,200	$2,865	$3,291	$10,136
Performance fees	-	95	-	-	95
Total operating revenues	1,780	2,295	2,865	3,291	10,231

Employee related costs and
Share-based compensation	2,895	3,410	3,376	3,630	13,311

Operating expenses	3,756	4,309	4,406	4,815	17,286

Operating loss	(1,976)	(2,014)	(1,541)	(1,524)	(7,055)

Other income	264	267	249	326	1,106

Loss from continuing operations before taxes	(1,712)	(1,747)	(1,292)	(1,198)	(5,949)

Net loss	(1,712)	(1,747)	(1,062)	(1,201)	(5,722)
Basic and diluted loss per share:
From continuing operations	(0.09)	(0.09)	(0.06)	(0.07)	(0.31)
Weighted-average shares outstanding:
Basic and diluted	18,349	18,730	18,825	18,999	18,724

Assets under management (in millions )	1,770	2,230	2,510	3,253	3,253