Form 10-Q
period 2007-09-30
EPOCH HOLDING CORP
filed 2007-11-09
CIK 351903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________ to _____________________________

 Commission file number: 1-9728

Epoch Holding Corporation
(Exact name of registrant as specified in its charter)

Delaware	20-1938886
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

640 Fifth Avenue, New York, NY 10019 (Address of principal executive offices)

212-303-7200
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐  No☑

At November 1, 2007, there were 20,141,406 shares of the Company's common stock, $.01 par value per share, outstanding.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
( in thousands, except share data)

	September 30,	June 30,
	2007	2007
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$29,726	$3,097
Short-term investments - (Note 2)	-	21,850
Accounts receivable	5,792	6,293
Marketable securities (cost of $934 and $1,325, respectively) - (Notes 2 and 5)	3,032	3,789
Deferred tax asset - (Note 6)	759	-
Prepaid and other current assets	1,158	466

Total current assets	40,467	35,495

Property and equipment (net of accumulated depreciation of $1,053 and $949, respectively)	1,934	2,013
Security deposits	1,080	1,072
Other investments (cost of $758 and $756, respectively) - (Note 2)	811	794

Total assets	$44,292	$39,374

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$833	$901
Accrued compensation and benefits	3,740	1,810
Income taxes payable	-	99

Total current liabilities	4,573	2,810

Deferred rent	877	898
Subtenant security deposit	225	223

Total liabilities	5,675	3,931

Commitments and contingencies - (Note 4)

Stockholders' equity:
Preferred stock, series A convertible, $1 par value per share, 1,000,000 shares authorized;
10,000 shares issued and outstanding	10	10
Common stock, $0.01 par value per share, 60,000,000 shares authorized; 20,122,645 and
19,935,817 shares issued and outstanding, respectively	201	199
Additional paid-in capital	46,430	43,852
Accumulated deficit	(4,260)	(6,357)
Unearned share-based compensation	(5,915)	(4,763)
Accumulated other comprehensive income	2,151	2,502

Total stockholders' equity	38,617	35,443

Total liabilities and stockholders' equity	$44,292	$39,374

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share data)

	For the Three Months Ended
	September 30,
	2007	2006
Revenues:
Investment advisory and management fees	$7,877	$4,318

Operating expenses:
Employee related costs (excluding share-based compensation)	4,249	2,836
Share-based compensation	1,075	1,587
General, administrative and occupancy	1,384	780
Professional fees and services	757	304
Depreciation and amortization	104	95
Total operating expenses	7,569	5,602

Operating income (loss)	308	(1,284)

Other income: - (Note 5)
Realized gains on investments	866	-
Interest and other income	517	246

Total other income	1,383	246

Income (loss) from continuing operations, before income taxes	1,691	(1,038)

Provision for (benefit from) income taxes - (Note 6 )	(406)	-

Net income (loss)	2,097	(1,038)

Cumulative preferred stock dividends - (Note 7)	(115)	-

Net income (loss) available to common
stockholders for basic earnings per share	$1,982	$(1,038)

Earnings (loss) per share - (Note 7)
Basic	$0.10	$(0.05)
Diluted	$0.10	$(0.05)
Weighted Average Shares Outstanding:
Basic	20,051	19,517
Diluted	21,816	19,517

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED JUNE 30, 2007 AND THREE MONTHS ENDED SEPTEMBER 30, 2007
(dollars and shares in thousands)

	Preferred Stock Series A Convertible		Common Stock		Additional Paid-in Capital	Accumulated deficit	Unearned Share-Based Compensation	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances at June 30, 2006	-	$-	19,154	$191	$28,500	$(13,251)	$(6,585)	$-	$8,855

Net income						7,893			7,893
Other comprehensive income								2,502	2,502
Comprehensive income									10,395

Net issuance of restricted common stock			735	7	4,438	-	(3,933)		512
Amortization of unearned share-based
compensation			-	-	-	-	5,755		5,755
Issuance of common stock upon exercise of
stock options			46	1	313	-	-		314
Issuance of series A convertible preferred stock	10	10			9,990				10,000
Preferred stock issuance cost					(89)				(89)
Preferred stock dividends						(299)			(299)
Beneficial conversion feature associated
with preferred stock					700	(700)			-
Balances at June 30, 2007	10	10	19,935	199	43,852	(6,357)	(4,763)	2,502	35,443

Net income						2,097			2,097
Other comprehensive income - (Note 8)								(351)	(351)
Comprehensive income									1,746

Net issuance of restricted common stock			187	2	2,225	-	(2,009)		218
Amortization of unearned share-based
compensation			-	-	-	-	857		857
Income tax benefit from the vesting of
restricted shares					353				353
Balances at September 30, 2007	10	$10	20,122	$201	$46,430	$(4,260)	$(5,915)	$2,151	$38,617
(Unaudited)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
( in thousands)

	For the Three Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$2,097	$(1,038)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Deferred income taxes	(759)	-
Share-based compensation	1,075	1,587
Depreciation and amortization	104	95
Realized gains on investments	(866)	-
Decrease (increase) in operating assets:
Accounts receivable	501	(941)
Prepaid and other current assets	(692)	(49)
(Decrease) increase in operating liabilities:
Accounts payable and accrued liabilities	(68)	(83)
Accrued compensation and benefits	1,930	(8)
Income taxes payable	(99)	-
Deferred rent	(21)	(34)
Net cash provided by (used in) operating activities	3,202	(471)

Cash flows from investing activities:
Purchases and sales of short-term investments, net	21,850	(600)
Proceeds from sale of marketable securities	1,257	-
Capital expenditures	(25)	(30)
Security deposits, net	(6)	(5)
Purchases of other investments	(2)	-
Net cash provided by (used in) investing activities	23,074	(635)

Cash flows from financing activities:
Income tax benefit from the vesting of
restricted shares	353	-
Preferred stock issuance costs	-	(15)
Net cash used in financing activities	353	(15)

Net increase (decrease) in cash and cash
equivalents during period	26,629	(1,121)
Cash and cash equivalents at beginning of period	3,097	2,234
Cash and cash equivalents at end of period	$29,726	$1,113

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

Note 1 - Organization

Business
Epoch Holding Corporation ("Epoch" or the "Company"), a Delaware corporation, is a holding company whose sole line of business is investment advisory and investment management services. The operations of the Company are conducted through its wholly-owned subsidiary, Epoch Investment Partners, Inc. ("EIP"). EIP is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"). EIP provides investment advisory and investment management services to retirement plans, mutual funds, endowments, foundations and high net worth individuals. Headquartered in New York, NY with an office in Sherman Oaks, CA, the Company's current product offerings include U.S. All Cap Value, U.S. Value, U.S. Smid (small/mid) Cap Value, U.S. Small Cap Value, Global Small Cap, Global Absolute Return, International Small Cap, Balanced Portfolios, and Global Equity Shareholder Yield.

Business segments
The Company's sole line of business is investment advisory and investment management services. There are no other operating or reportable segments.

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

The Company's unaudited condensed consolidated financial statements and the related notes should be read together with the consolidated financial statements and the related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

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

Fair value of financial instruments
The carrying values of the Company's cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate fair value due to their short-term nature. Marketable securities and other investments are carried at fair value based on quoted market prices.

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

Short-term investments
Short-term investments consist of investment grade auction-rate securities with an active resale market and can be readily converted into cash to fund current operations, or satisfy other cash requirements as needed. Auction-rate securities have an underlying component of a long-term debt instrument. These securities mature on a shorter term than the underlying instrument based on an auction bid that resets the interest rate of the security. The auctions or interest rate reset dates occur at intervals that are generally between 7 and 28 days of the purchase. These securities provide a higher interest rate than similar short-term securities and provide higher liquidity than otherwise longer term investments. These securities are expected to be sold within one year, regardless of their legal maturity date. Accordingly, these securities have been classified as current assets. All auction rate securities are bought and sold at par value.

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

During the three months ended September 30, 2007, in response to increasing credit quality concerns present in the fixed income securities market with respect to increasing mortgage defaults and delinquencies, tighter lending conditions, and severely constricted liquidity in the asset-backed commercial paper market, the Company liquidated all of its short-term investments. The proceeds from these liquidations were invested solely in cash and cash equivalents on the Condensed Consolidated Balance Sheet as of September 30, 2007.

Marketable securities
Marketable securities are classified as available-for-sale and are carried at fair value based upon quoted market prices, with unrealized gains or losses reported in Accumulated Other Comprehensive Income, a separate component of stockholders’ equity. Realized gains and losses on the sales of these securities are calculated based on an average cost basis and reported in the Statement of Operations. These securities are classified as current assets on the Condensed Consolidated Balance Sheets as it is management’s intention to sell these securities within the next twelve months. See Note 5a - “eStara transaction” for further discussion.

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

Other investments
The Company made an initial investment of $750 thousand split equally into each of the three Company-sponsored mutual funds during the fiscal year ended June 30, 2007—the Epoch Global Equity Shareholder Yield Fund (“EPSYX”), the Epoch U.S. All Cap Equity Fund (“EPACX”), and the Epoch International Small Cap Fund (“EPIEX”). These investments are classified as Other investments on the Condensed Consolidated Balance Sheets, are treated as available-for-sale securities, and are carried at fair value based upon quoted market prices. The Company intends to hold these investments for a period in excess of one year from the time of purchase. Any resulting change in market value is recorded as unrealized gain or loss in Accumulated Other Comprehensive Income, a separate component of stockholders’ equity.

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

Share-based compensation
Employee and qualifying director share-based payments are accounted for in accordance with Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Compensation (“SFAS 123R”) using the fair value method. The fair value of the Company's restricted stock awards is based on the closing price of the Company's common stock at the grant date. Share-based compensation costs related to equity instruments are charged against income ratably over the fixed vesting period for the related equity instruments, with the initial charge generally recorded in the first full month following the grant. All outstanding stock options were fully vested prior to the adoption of SFAS 123R, accordingly there were no additional compensation costs related to any non-vested stock options required to be recorded at that time. There were no additional stock options issued for all periods presented.

Income taxes
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes (“SFAS 109”). SFAS 109 requires that deferred tax assets and liabilities arising from temporary differences between book and tax basis be recognized using the enacted statutory tax rates and laws that will be in effect when such differences are expected to reverse. Deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years. Deferred tax liabilities are recognized for temporary differences that will result in taxable income in future years. In the case of deferred tax assets, SFAS 109 requires a reduction in deferred tax assets if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Any potential interest and penalties associated with a tax contingency, should one arise, would be included as a component of income tax expense in the period in which the assessment arises.

Earnings (loss) per common share
Basic earnings (loss) per share (“EPS”) is calculated by dividing net earnings (loss) applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect, if any, of common stock deliverable pursuant to the exercise of stock options or common stock issuable upon the conversion of convertible preferred stock.

Comprehensive income (loss)
Total comprehensive income (loss) is reported on the Condensed Consolidated Statement of Stockholder’s Equity and includes net income (loss) and, for investment securities available-for-sale, the change in unrealized gains (losses) and the reclassification of realized gains (losses) to net income.

Recently issued accounting standards
In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold that a tax position must meet to be recognized in the financial statements. FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 must be implemented for fiscal years beginning after December 15, 2006. Early application is permitted. The Company adopted FIN 48 at the beginning of its fiscal year commencing July 1, 2007. The adoption of FIN 48 did not have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

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

On June 27, 2007, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 requires that the realized income tax benefit from dividends paid on nonvested equity-classified employee share-based payment awards that are charged to retained earnings be recorded as an increase to additional paid-in capital, rather than a reduction to tax expense. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 applies prospectively to the income tax benefits on dividends declared by the Company, beginning on July 1, 2008. There were no dividends declared or paid on unvested common shares prior to the ratification of EITF 06-11. The Company has declared a dividend to be paid in November 2007. The Company will account for the tax benefits on all dividends declared on unvested common shares as an increase to additional paid-in capital for all periods during our fiscal year ended June 30, 2008. The Company does not expect the adoption of this pronouncement to have a material impact on its consolidated financial position, results of operations, or cash flows.

Note 3 - Accounts Receivable

The Company's accounts receivable balances do not include an allowance for doubtful accounts for the periods presented and there have been no bad debt expenses recognized during the three months ended September 30, 2007 and 2006, respectively. Management believes these receivables are fully collectible.

Significant customers and contracts
For the three months ended September 30, 2007, CI Investments Inc. (“CI”), a Canadian-owned investment management company, accounted for approximately 17% of consolidated revenues, while Genworth Financial Asset Management, Inc. (“Genworth”), an investment adviser, through its investments in the EPIEX and EPSYX funds, as well as separate account mandates, accounted for approximately 29%. The Company's services and relationships with these clients are important to the Company's ongoing growth strategy, and retention of these customers is significant to the ongoing results of operations and liquidity of the Company.

For the three months ended September 30, 2006, CI accounted for approximately 19% of consolidated revenues, while Genworth accounted for approximately 22% of consolidated revenues.

Note 4 - Commitments and Contingencies

Employment agreements
There are no employment contracts with any employees or officers of the Company. There are written agreements with certain employees, which provide for sales commissions or bonuses, subject to the attainment of certain performance criteria or continuation of employment. Such commitments under the various agreements total approximately $3.1 million at September 30, 2007. Of this amount, approximately $0.6 million is included in accrued compensation and benefits on the Condensed Consolidated Balance Sheet at September 30, 2007. An additional $1.2 million will be accrued during the fiscal year ending June 30, 2008. Approximately $1.3 million represents restricted stock awards to be issued during the remainder of fiscal year ending June 30, 2008, or shortly thereafter.

The Company was obligated to enter into an employment agreement with its Chief Executive Officer prior to June 2, 2007. The Company and its Chief Executive Officer are in the process of evaluating the terms of such an agreement and expect to complete a mutually acceptable arrangement in the near future. Terms of the contract are to be customary for Chief Executive Officers of peer group companies and will be reviewed and approved by the Company's Compensation Committee and the full Board of Directors.

Legal matters
From time to time, the Company or its subsidiaries may become parties to claims, legal actions and complaints arising in the ordinary course of business. Management is not aware of any claims which would have a material adverse effect on its consolidated financial statements.

Note 5 - Other Income

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

The Company, as a holder of the preferred stock of eStara, received an amount per share equal to the original issue price, plus the amount of any unpaid cumulative dividends. Additionally, the Company was entitled to its approximately 5% proportionate share of remaining merger consideration. Accordingly, the Company received 2,431,577 common shares of ARTG and $267 thousand in cash. An additional $36 thousand of cash is currently being held in escrow and is expected to be released to the Company by the first anniversary of the closing. Additional lesser amounts, up to $150 thousand, may also be realized, pursuant to the earn-out provisions of the merger. The resultant shares held by the Company are currently classified as Marketable Securities on the Condensed Consolidated Balance Sheets in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The common shares received from ARTG have been subject to a lock-up agreement pursuant to which the shares are being released to the Company in equal monthly installments over a period of 12 months, which commenced January 2007.

The Company sold approximately 1.0 million shares of ARTG during the second half of the fiscal year ended June 30, 2007 and continues to sell shares. During the quarter ended September 30, 2007, the Company sold approximately 0.4 million shares of ARTG and recorded realized gains of approximately $0.9 million. These gains were reclassified, in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” from Accumulated Other Comprehensive Income, a separate component of stockholders’ equity, to Realized gains on investments on the Condensed Statement of Operations. As of September 30, 2007, the Company had approximately 1.0 million shares of ARTG with a market value of approximately $3.0 million, the value of which is shown as marketable securities on the Condensed Consolidated Balance Sheet.

b) Strategic Data Corporation transaction
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

The SDC merger also calls for contingent payments, dependent upon the achievement of certain targets and milestones, payable over a period of approximately 3.5 years, as well as release of an escrow fund. The Company’s share of additional contingent payments and escrow funds stemming from the acquisition ranges from zero to approximately $15.4 million. No amounts related to the contingent payments or escrow fund have been accrued as of September 30, 2007, as such amounts are not readily estimable or determinable at this time.

Note 6 - Income taxes

In calculating the provision for income taxes, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter.

Valuation allowance release
The Company reviews its deferred tax asset valuation allowances on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset is considered, along with any other positive or negative evidence. Since future financial results may differ from previous estimates, periodic adjustments to the Company’s valuation allowances may be necessary.

Based on the Company’s recent annual operating projections and the significant gains realized on sales of marketable securities, the Company concluded that it was more likely than not that the tax benefits from its tax basis on a previously impaired investment would be utilized in the future. As such, in the quarter ended September 30, 2007, the Company reversed the entire valuation allowance of approximately $1.1 million attributable to this fully valued deferred tax asset, as a credit to income tax expense. The effect of this valuation allowance release, together with the use of a projected annual effective tax rate, resulted in a benefit from income taxes of approximately $0.4 million for the three months ended September 30, 2007.

Note 7 - Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period.

Diluted earnings per share is computed by dividing net earnings, adjusted for the effect of dilutive securities, by the weighted average number of common and common equivalent shares outstanding during the period. The Company had 1,035,000 and 1,130,000 issued and outstanding stock options at September 30, 2007 and 2006, respectively.

For the three months ended September 30, 2006, the exercise price of the options was higher than the average market price of the common stock. The conversion of those particular options would have had an anti-dilutive effect, and thus, were excluded from the diluted earnings per share calculation for the three months ended September 30, 2006.

The 1,666,667 shares of common stock issuable upon conversion of preferred stock has no effect on basic earnings per share. These common stock equivalents were included in the calculation of diluted earnings per share for the three months ended September 30, 2007. The preferred stock was not outstanding as of September 30, 2006. Upon conversion, the issuable shares of common stock will be included in the calculation of both the basic and diluted earnings per share.

For purposes of determining basic earnings per share, dividends earned for the three month period ended September 30, 2007 on the cumulative preferred stock, although not yet declared, have been deducted from net income to arrive at income available to common stockholders. The table below sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	September 30,
	2007	2006

Numerator:
Net income (loss) available to
common stockholders:
Net income (loss)	$2,097	$(1,038)
Preferred stock dividends	(115)	-

Net income (loss) available to common stockholders
for basic earnings per share	1,982	(1,038)

Effect of dilutive securities:
Preferred stock dividends	115	-

Net income (loss) available to common stockholders
after assumed conversions	$2,097	$(1,038)

Denominator:
Average common shares outstanding	20,051	19,517
Effect of dilutive securities:

Weighted average shares issuable upon conversion of preferred stock	1,667	-

Net common stock equivalents for the exercise of
in-the-money stock options	98	-

Average common and common equivalent shares outstanding -
assuming dilution	21,816	19,517

Basic earnings (loss) per share	$0.10	$(0.05)

Diluted earnings (loss) per share	$0.10	$(0.05)

Note 8 - Comprehensive Income (Loss)

A summary of comprehensive income (loss) is as follows (in thousands):

	For the Three Months
	Ended September 30,
	2007	2006
Net income (loss)	$2,097	$(1,038)

Other comprehensive income:

Change in unrealized gain on available-for-sale securities	515	-

Reclassification of realized gains to net income	(866)	-

Comprehensive income (loss)	$1,746	$(1,038)

The total aggregate proceeds from sales of available-for-sale securities were approximately $1.3 million during the three months ended September 30, 2007.

Note 9 - Subsequent Event

On October 9, 2007, the Company’s Board of Directors declared a quarterly cash dividend on the Company's Common Stock of $0.025 per share payable on November 15, 2007 to stockholders of record at the close of business on October 31, 2007. The total dividend to be paid is approximately $500 thousand.

The Company expects quarterly dividends going forward to be paid in February, May, August and November of each fiscal year, and anticipates a total annual dividend of $0.10 per common share. However, the actual declaration of future cash dividends, and the establishment of record and payment dates, will be subject to final determination by the Board of Directors each quarter after its review of the Company's financial performance.

*****

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Set forth on the following pages is management's discussion and analysis of our financial condition and results of operations for the three months ended September 30, 2007 and 2006. Such information should be read in conjunction with our unaudited condensed consolidated financial statements together with the notes to the unaudited condensed consolidated financial statements. When we use the terms the “Company,” “management,” “we,” “us,” and “our,” we mean Epoch Holding Corporation, a Delaware corporation, and its consolidated subsidiaries.

Forward-Looking Statements

Certain information included, or incorporated by reference in this Quarterly Report on Form 10-Q and other materials filed or to be filed by Epoch Holding Corporation (“Epoch" or the “Company") with the Securities and Exchange Commission (“SEC") contain statements that may be considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may," “might," “will," “should," “expect," “plan," “anticipate," “believe," “estimate," “predict," “potential" or “continue," and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about the Company, may include projections of the Company's future financial performance based on the Company's growth strategies and anticipated trends in the Company's business. These statements are only predictions based on the Company's current expectations and projections about future events. There are important factors that could cause the Company's actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the risks and uncertainties outlined in “Factors Which May Affect Future Results.”

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

These and other risks related to our Company are discussed in greater detail under Part I, Item 1A. “Risk Factors” in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

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

Critical Accounting Policies and Critical Accounting Estimates

Our significant accounting policies are described in Note 2 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007. A discussion of critical accounting policies is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

Financial Highlights

The Company continued to achieve positive operating leverage for the quarter ended September 30, 2007, which is defined as the total revenue growth rate that exceeds the rate of growth of expenses. Total operating revenue increased by 82% while total operating expenses increased by 35%. Operating margins continued to improve as the Company achieved an operating profit of $0.3 million during the quarter. The main driver of this positive trend has been the significant increase in assets under management (“AUM”), led primarily by an increase in sub-advisory and institutional mandates, coupled with market appreciation of the Company's various products. The Company finished the quarter ended September 30, 2007 with AUM of $6.4 billion, a 67% increase from AUM of $3.8 billion a year ago.

			Change
(Dollars in thousands)	2007	2006	$	%
Net income (loss)	$2,097	$(1,038)	$3,135	N/A

For the three months ended September 30, 2007, the Company recorded net income of $2.1 million, compared to a net loss of $1.0 million for the same period a year ago. Basic earnings per share were $0.10 per share for the three months ended September 30, 2007, from a loss of $0.05 per share for the same period a year ago.

The primary reasons for the improvement in earnings were the following:

•	Total operating revenues increased approximately 82%, to $7.9 million from $4.3 million as a result of the significant increase in AUM discussed above.

•
Share-based compensation decreased by $0.5 million for the three months ended September 30, 2007 when compared with the same period a year ago. Amortization of the shares issued to employee owners in connection with the acquisition of EIP in June 2004, which equaled approximately $0.8 million per quarter, was completed as of June 30, 2007. This reduction was partially offset by amortization of new stock awards.

•	Other income increased by $1.1 million, which included $0.9 million of realized gains from the sales of marketable securities.

•	The release of a valuation allowance of approximately $1.1 million against a deferred tax asset, the benefit of which is expected to be realized during the current fiscal year.

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

The domestic market environment during the quarter ended September 30, 2007 was volatile, reaching new all-time highs during July. In August, however, market performance declined due to credit concerns and fears that increased mortgage defaults would lead to a substantial economic downturn. The markets rebounded during September as the Federal Reserve reduced short-term interest rates. These factors contributed to U.S. equities experiencing positive, yet smaller returns for the quarter than the previous one. For the quarter ended September 30, 2007, assuming dividend reinvestment, the S&P 500 Index increased by 2.0%, while the Dow Jones Industrial Average increased by 4.2% and the NASDAQ Composite Index increased by 3.8%.

The global market environment was also volatile, while a significantly weaker U.S. dollar boosted returns of foreign equities in U.S. dollars terms. On a broad basis, developed global markets, as represented by the MSCI World Index, returned 2.5% for the quarter.

Results of operations - three months ended September 30, 2007 and 2006

Assets Under Management and Flows (in millions)

AUM increased to $6.4 billion at September 30, 2007, from $3.8 billion at September 30, 2006. This increase was primarily attributable to the ongoing expansion of the Company's client base, as well as market appreciation. The Company continued to expand its institutional and sub-advisory businesses. The Company experienced growth in AUM in virtually all products, and particularly in its Global Equity Shareholder Yield product as a percentage of AUM.

	Three Months Ended
	September 30,

	2007	2006

Beginning of period assets	$6,001	$3,253
Net Inflows/(Outflows)	271	433
Market Appreciation	154	161

End of period assets	$6,426	$3,847

The charts on the following page show the Company's products as a percentage of AUM as of September 30, 2007 and 2006, respectively:

The table and charts that follow set forth the amount of AUM by distribution channel:

Assets Under Management By Distribution Channel
(dollars in millions)

	As of September 30,
			Amount	Percent
Distribution Channel:	2007	2006	Increased	Increased

Sub-advisory	$3,162	$1,868	$1,294	69.3%
Institutional	2,914	1,681	1,233	73.3%
High net worth	350	298	52	17.4%

Total AUM	$6,426	$3,847	$2,579	67.0%

			Change
(Dollars in thousands)	2007	2006	$	%
Investment advisory and management fees	$7,877	$4,318	$3,559	82%

Total revenues from investment advisory and investment management services for the three months ended September 30, 2007 were $7.9 million, increasing approximately 82%, from $4.3 million, for the same period a year ago. This increase was attributable to the increase in assets under management from new customers as well as market appreciation. We expect this positive revenue trend to continue during the next quarter as AUM levels are notably higher than comparative periods from the prior year.

For the three months ended September 30, 2007, CI accounted for approximately 17% of revenues, while Genworth Financial Asset Management, Inc. (“Genworth”), an investment adviser, through its investments in the Epoch International Small Cap Fund (“EPIEX”) and the Epoch Global Equity Shareholder Yield Fund (“EPSYX”), as well as separate account mandates, accounted for approximately 29% of revenues.

For the three months ended September 30, 2006, CI accounted for approximately 19% of consolidated revenues, while Genworth accounted for approximately 22% of consolidated revenues.

			Change
(Dollars in thousands)	2007	2006	$	%
Employee related costs (excluding share-based compensation)	$4,249	$2,836	$1,413	50%

Expenses in this category include salaries, benefits, severance, incentive compensation, signing bonuses and commission expenses. For the three months ended September 30, 2007, these expenses were $4.2 million, an increase of $1.4 million, or 50% from $2.8 million for the three months ended September 30, 2006. Increased headcount, including the addition of several senior experienced professionals to support the growth and expansion of the business, as well as higher incentive compensation levels, were the primary reasons for this increase. We expect the level of overall employee related costs to increase in future periods due to changes in staffing levels to support the growth and expansion of our business.

			Change
(Dollars in thousands)	2007	2006	$	%
Share-based compensation	$1,075	$1,587	$(512)	(32%)

The Company believes that share-based compensation promotes unity in the workplace and a common objective with shareholders. Employee share-based compensation expense is recognized as follows: 12.5% immediately, and the remaining 87.5% ratably over the three-year vesting period of those awards.

Share-based compensation for the three months ended September 30, 2007 decreased by $0.5 million, or 32% from $1.6 million for the three months ended September 30, 2006. Amortization of the shares issued to employee owners in connection with the acquisition of EIP in June 2004, which equaled approximately $0.8 million per quarter, was completed as of June 30, 2007. This reduction was partially offset by amortization of new stock awards.

In the three months ended September 30, 2007 and 2006, a total of 152,673 and 460,658 shares of restricted stock, respectively, were issued to employees. A total of 19,085 and 57,581 shares of the awards issued in the three months ended September 30, 2007 and 2006, respectively, or approximately 12.5%, were immediately vested. The remaining 87.5% of the shares vest ratably over the subsequent three years. During the three months ended September 30, 2007 and 2006, a total of 1,449 and 8,950 shares, respectively, were forfeited by terminated employees.

Commencing in FY 2008, non-employee directors receive $80,000 per year for their services. Non-employee director compensation is to be paid either fully in stock or a combination of a minimum of $60,000 in stock and a maximum of $20,000 in cash, at the election of the director. In FY 2007, non-employee directors received $50,000 for their services payable fully in stock.

During the three months ended September 30, 2007 and September 30, 2006, there were 35,604 and 66,228 shares, respectively, granted to directors of the Company. Shares issued to directors in the current and the prior fiscal year vest over one year. Shares issued to directors' for FY 2006 were subject to a three-year vesting period and vest one-third each year, or immediately in the event of death or disability. Prospective director stock awards will vest over one year. Share-based compensation expense is recognized ratably over the respective vesting period, in accordance with the underlying vesting provisions.

We expect share-based compensation costs will be lower than previous year levels as a result of the fully amortized employee owners’ shares noted above.

			Change
(Dollars in thousands)	2007	2006	$	%
General administrative and occupancy	$1,384	$780	$604	77%

These expenses consist primarily of office rentals, travel and entertainment, advertising and marketing, information technology expenses, utilities, insurance, and other office related expenses. For the three months ended September 30, 2007, such expenses were $1.4 million, an increase of $0.6 million from the comparable period a year ago. Increases in costs from travel-related expenses to support distribution efforts of new business relationships, higher market data services and information technology costs as a result of increased business activity levels, as well as increased rent expense as a result of the additional space leased at the Company’s headquarters beginning in February 2007 were the main reasons for the rise in general, administrative and occupancy costs.

General, administrative and occupancy costs are expected to be higher next quarter when compared with prior year amounts due to significantly higher business activity levels.

			Change
(Dollars in thousands)	2007	2006	$	%
Professional fees and services	$757	$304	$453	149%

These expenses consist primarily of outside legal fees for general corporate legal affairs, independent accountants' fees, consulting fees, and other professional services. For the three months ended September 30, 2007, such fees were $0.8 million, an increase of $0.5 million from the comparable period a year ago. The primary reasons for this increase were higher consulting expenses and audit fees in connection with compliance with Section 404 of the Sarbanes Oxley Act of 2002 (“SOX”), higher employment placement fees due to new additions of senior level employees, and increased legal fees in conjunction with our continued business expansion.

			Change
(Dollars in thousands)	2007	2006	$	%
Other income	$1,383	$246	$1,137	462%

Other income includes interest income, dividend income, realized gains on investments, and rental income from subleased office space in New York. For the three months ended September 30, 2007, other income increased to $1.4 million, an increase of $1.1 million from the three months ended September 30, 2006. The primary reason for this increase was the result of realized gains from the sale of ARTG shares received in the eStara transaction, which contributed approximately $0.9 million, while interest income on higher cash balances generated the remaining $0.2 million increase. We expect other income to be higher during next quarter, when compared with the quarter ended September 30, 2007, as the Company continues to sell ARTG shares at higher market price levels.

			Change
(Dollars in thousands)	2007	2006	$	%
Provision for (benefit from) income taxes	$(406)	$—	$(406)	N/A

For the three months ended September 30, 2007 the Company used an estimated annual effective income tax rate based upon facts and circumstances known at the end of the interim period. On a quarterly basis, the actual effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter. In addition, the Company released a valuation allowance of approximately $1.1 million against a previously impaired investment. The effect of this valuation allowance release, together with the use of a projected annual effective tax rate, resulted in a benefit from income taxes of approximately $0.4 million for the three months ending September 30, 2007.

Liquidity and Capital Resources

A summary of cash flow data, together with short-term investments for the three months ended September 30, 2007 and 2006, respectively, is as follows (in thousands):

	September 30,
	2007	2006
Cash flows provided by (used in):
Operating activities	$3,202	$(471)
Investing activities	23,074	(635)
Financing activities	353	(15)
Net increase (decrease) in cash and cash equivalents	26,629	(1,121)
Cash and cash equivalents at beginning of year	3,097	2,234

Cash and cash equivalents at end of the period	29,726	1,113

Short-term investments	-	6,000

Cash, cash equivalents and short-term investments at end of period	$29,726	$7,113

Short-term investments consist of investment grade auction-rate securities with an active resale market and can be readily converted into cash to fund current operations, or satisfy other cash requirements as needed. Auction-rate securities have an underlying component of a long-term debt instrument. These securities mature on a shorter term than the underlying instrument based on an auction bid that resets the interest rate of the security. The auction or reset dates occur at intervals that are generally between 7 and 28 days of the purchase. These securities provide a higher interest rate than similar short-term securities and provide higher liquidity than otherwise longer term investments. These securities are expected to be sold within one year, regardless of their legal maturity date. Accordingly these securities have been classified as current assets in the Condensed Consolidated Balance Sheet. All auction rate securities are bought and sold at par value.

During the three months ended September 30, 2007, in response to increasing credit quality concerns present in the fixed income securities market such as increasing mortgage defaults and delinquencies, tighter lending conditions, and severely constricted liquidity in the asset-backed commercial paper market, the Company liquidated all of its short-term investments. The $21.9 million of proceeds from these liquidations were invested solely in cash and cash equivalents on the Condensed Consolidated Balance Sheet as of September 30, 2007.

Sources of funds for the Company's operations are derived from investment advisory and investment management fees, interest on the Company's cash, cash equivalents, and short-term investments, and sublease income. As of September 30, 2007, the Company had $29.7 million of cash and cash equivalents and $5.8 million of accounts receivable to fund its business growth strategy.

At September 30, 2007, accounts payable and accrued liabilities, which consist of accrued professional fees, trade payables and other liabilities, were $0.8 million. Accrued compensation and benefits, which consist primarily of accrued employee bonuses and sales commissions, were $3.8 million. There was no debt and management does not foresee any reason to incur debt unless a significant business opportunity warrants such action.

The Company's business does not require it to maintain significant capital balances. The Company's current financial condition is highly liquid, with cash and cash equivalents comprising approximately 67% of its total assets at September 30, 2007.

The Company expects to continue to increase staff to support the growth and expansion of its business and the related distribution efforts for its products. Management believes the existing cash and cash equivalents are adequate to provide the necessary resources to meets its operating needs for the foreseeable future as well as to implement its growth objectives.

Preferred Stock Dividends

As a result of the November 7, 2006 preferred stock issuance, the Company began paying semi-annual dividends on newly issued Series A Convertible Preferred Stock on December 31 and June 30 of each year. The semi-annual dividend payments are approximately $230 thousand, each June and December.

Common Stock Dividends

On October 9, 2007, the Company’s Board of Directors declared a quarterly cash dividend on the Company's Common Stock of $0.025 per share payable on November 15, 2007 to stockholders of record at the close of business on October 31, 2007. The total dividend to be paid is approximately $500 thousand.

The Company expects quarterly dividends going forward to be paid in February, May, August and November of each fiscal year, and anticipates a total annual dividend of $0.10 per common share. However, the actual declaration of future cash dividends, and the establishment of record and payment dates, will be subject to final determination by the Board of Directors each quarter after its review of the Company's financial performance.

Working Capital

The Company's working capital and current ratio (current assets divided by current liabilities) for the three months ended September 30, 2007 and recent fiscal year ended June 30, 2007 is set forth in the table below (in thousands):

	September 30,	June 30,	Increase	Percent
	2007	2007	(Decrease)	Change

Current Assets	$40,467	$35,495	$4,972	14.0%
Current Liabilities	4,573	2,810	1,763	62.7%

Working Capital	$35,894	$32,685	$3,209	9.8%

Current Ratio	8.85	12.63	(3.78)	(29.9%)

Current Assets

Current assets increased $5.0 million at September 30, 2007 compared with June 30, 2007 primarily attributable to increases in cash and cash equivalents as a result of business expansion and the resultant revenue increases.

Current Liabilities

Current liabilities increased by $1.8 million at September 30, 2007 compared with June 30, 2007 primarily as a result of the increase in accrued incentive compensation and benefits. In addition, bonuses for certain executives were paid at June 30, 2007.

Contractual Obligations

The Company's primary headquarters and operations are located in New York, New York. Business is conducted at a location with approximately 10,000 square feet under a long-term lease that expires in September 2015. The Company entered into a sublease agreement for an additional 3,100 square feet at its Company headquarters effective February 1, 2007.

The Company is also the primary party to another lease in New York, New York which expires in December 2010. This property is subleased to an unrelated third party. While the Company remains responsible for obligations under the lease, the sublease income, net of profit sharing with the landlord, more than offsets the Company's obligations under this lease. The subtenant has performed its obligations under the sublease agreement and the Company is not aware of any credit issues with the subtenant. As of September 30, 2007, the remaining future minimum payments under this lease total $1.5 million. Future minimum receipts from the subtenant, net of profit sharing with the landlord, total $1.7 million as of September 30, 2007.

The Company also has an office lease in Sherman Oaks, California with an annual option to renew. The obligations under this lease are minimal.

There are no employment contracts with any officers or employees of the Company. The Company was obligated to enter into an employment agreement with its Chief Executive Officer prior to June 2, 2007. The Company and its Chief Executive Officer are in the process of evaluating the terms of such an agreement and expect to complete a mutually acceptable arrangement in the near future. Terms of the contract are to be customary for Chief Executive Officers of peer group companies and will be reviewed and approved by the Company's Compensation Committee and the full Board of Directors.

Summary of Contractual Obligations

The following table summarizes all contractual obligations, including the aforementioned office leases (in thousands):

	Remaining	Payments Due In
	Payments	Fiscal Years Ended June 30,
	in Fiscal
	Year Ended	2009 -	2011 -	2013 and
	June 30, 2008	2010	2012	thereafter	Total

Primary New York operations	$732	$1,952	$1,421	$2,330	$6,435
Subleased New York lease	361	961	200	-	1,522
Other office locations	22	5	-	-	27
Other operating leases	29	74	-	-	103

Total obligations	1,144	2,992	1,621	2,330	8,087

Sublease income	(431)	(1,148)	(95)	-	(1,674)

Net obligations	$713	$1,844	$1,526	$2,330	$6,413

Off-Balance Sheet Arrangements

As of September 30, 2007 the Company had no off-balance sheet arrangements.

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

The Company, as a holder of the preferred stock of eStara, received an amount per share equal to the original issue price, plus the amount of any unpaid cumulative dividends. Additionally, the Company was entitled to its approximately 5% proportionate share of remaining merger consideration. Accordingly, the Company received 2,431,577 common shares of ARTG and $267 thousand in cash. An additional $36 thousand of cash is currently being held in escrow and is expected to be released to the Company by the first anniversary of the closing. Additional lesser amounts, up to $150 thousand, may also be realized, pursuant to the earn-out provisions of the merger. The resultant shares held by the Company are currently classified as Marketable Securities on the Condensed Consolidated Balance Sheets in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The common shares received from ARTG have been subject to a lock-up agreement pursuant to which the shares are being released to the Company in equal monthly installments over a period of 12 months, which commenced January 2007.

The Company sold approximately 1.0 million shares of ARTG during the second half of the fiscal year ended June 30, 2007 and continues to sell shares. During the quarter ended September 30, 2007, the Company sold approximately 0.4 million shares of ARTG and recorded realized gains of approximately $0.9 million. These gains were reclassified, in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” from Accumulated Other Comprehensive Income, a separate component of stockholders’ equity, to Realized gains on investments on the Condensed Consolidated Statement of Operations. As of September 30, 2007, the Company had approximately 1.0 million shares of ARTG with a market value of approximately $3.0 million, the value of which is shown as marketable securities on the Condensed Consolidated Balance Sheet.

Strategic Data Corporation transaction
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

The SDC merger also calls for contingent payments, dependent upon the achievement of certain targets and milestones, payable over a period of approximately 3.5 years, as well as release of an escrow fund. The Company’s share of additional contingent payments and escrow funds stemming from the acquisition ranges from zero to approximately $15.4 million. No amounts related to the contingent payments or escrow fund have been accrued as of September 30, 2007, as such amounts are not readily estimable or determinable at this time.

New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold that a tax position must meet to be recognized in the financial statements. FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 must be implemented for fiscal years beginning after December 15, 2006. Early application is permitted. The Company adopted FIN 48 at the beginning of its fiscal year commencing July 1, 2007. The adoption of FIN 48 did not have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

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

On June 27, 2007, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 requires that the realized income tax benefit from dividends paid on nonvested equity-classified employee share-based payment awards that are charged to retained earnings be recorded as an increase to additional paid-in capital, rather than a reduction to tax expense. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 applies prospectively to the income tax benefits on dividends declared by the Company, beginning on July 1, 2008. There were no dividends declared or paid on unvested common shares prior to the ratification of EITF 06-11. The Company has declared a dividend to be paid in November 2007. The Company will account for the tax benefits on all dividends declared on unvested common shares as an increase to additional paid-in capital for all periods during our fiscal year ended June 30, 2008. The Company does not expect the adoption of this pronouncement to have a material impact on its consolidated financial position, results of operations, or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Marketable securities

The Company is exposed to fluctuations in the market price of its marketable securities presented on its Condensed Consolidated Balance Sheets. These securities were acquired in connection with the eStara transaction. The total fair value of these securities as of September 30, 2007 was $3.0 million. The Company does not hedge its market risk related to these securities and does not intend to do so in the future.

At September 30, 2007, the Company performed sensitivity analysis to assess the potential loss in the fair value of these market-risk sensitive securities. The following table represents the impact on the Company’s financial position assuming a hypothetical 10% decline in the S&P 500 Index (dollars in thousands):

Estimated Fair
Value After
		Hypothetical	Hypothetical	Decrease in
	Fair Value at	Percentage	Percentage	Stockholders'
	September 30, 2007	Change	Change	Equity (1)

Marketable securities	$3,032	10%	$2,668	$364

1)	- Unrealized losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a separate component of stockholders’ equity until realized.

Cash and cash equivalents

Cash and cash equivalents are exposed to market risk due to changes in interest rates, which impacts interest income. We do not expect our interest income to be significantly affected by a sudden change in market interest rates. Presently, the Company neither participates in hedging activities nor does it have any derivative financial instruments.

 Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Quarterly Report on Form10-Q. Based on such evaluation, the Company's principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in our reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-5(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company or its subsidiaries may become parties to claims, legal actions and complaints arising in the ordinary course of business. Management is not aware of any claims which would have a material adverse effect on its condensed consolidated financial statements.

Item 1a. Risk Factors.

There were no material changes from the risk factors set forth under Part I, Item 1A“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

Item 5. Other Information.

The Company’s Annual Meeting of Stockholders will be held on Thursday, November 29, 2007 at 9 a.m at The Cornell Club of New York City, 6 East 44th Street, New York, New York 10017.

Item 6. Exhibits.

(a) Exhibits:

Exhibit No.	Description

31.1	Chief Executive Officer Certification (A)
31.2	Principal Financial Officer Certification (A)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (A)
99.1	Press release announcing AUM as of September 30, 2007 (B)
99.2	Press release announcing declaration of common stock dividend (C)

(A)- Included herein.
(B) - Incorporated by reference to Registrant’s Form 8-K dated October 3, 2007.
(C) - Incorporated by reference to Registrant’s Form 8-K dated October 9, 2007.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPOCH HOLDING CORPORATION
(Registrant)
By:	/s/ Adam Borak
Chief Financial Officer
Date: November 8, 2007