Form 10-Q
period 2008-03-31
EPOCH HOLDING CORP
filed 2008-05-12
CIK 351903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

( Do not check if a small reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

At May 6, 2008, there were 20,299,667 shares of the Company's common stock, $.01 par value per share, outstanding.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
( in thousands, except share data)

	March 31,	June 30,
	2008	2007
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$33,607	$3,097
Short-term investments - (Note 2)	-	21,850
Accounts receivable	6,303	6,293
Marketable securities (cost of $138 and $1,325, respectively) - (Notes 2 and 5)	581	3,789
Deferred tax asset - (Note 6)	112	-
Prepaid and other current assets	239	466

Total current assets	40,842	35,495

Property and equipment (net of accumulated depreciation of $1,264 and $949, respectively)	1,784	2,013
Security deposits	1,098	1,072
Other investments (cost of $4,300 and $755, respectively) - (Note 2)	3,959	794

Total assets	$47,683	$39,374

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$897	$901
Accrued compensation and benefits	4,051	1,810
Income taxes payable	1,001	99

Total current liabilities	5,949	2,810

Deferred rent	834	898
Subtenant security deposit	228	223

Total liabilities	7,011	3,931

Commitments and contingencies - (Note 4)

Stockholders' equity:
Preferred stock, series A convertible, $1 par value per share, 1,000,000 shares authorized; 10,000 shares issued and outstanding	10	10
Common stock, $0.01 par value per share, 60,000,000 shares authorized; 20,258,678 and 19,935,817 shares issued and outstanding, respectively	202	199
Additional paid-in capital	48,445	43,852
Accumulated deficit	(2,282)	(6,357)
Unearned share-based compensation	(5,831)	(4,763)
Accumulated other comprehensive income	128	2,502

Total stockholders' equity	40,672	35,443

Total liabilities and stockholders' equity	$47,683	$39,374

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share data)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Revenues:
Investment advisory and management fees	$8,482	$6,133	$24,910	$15,593
Performance fees	-	-	172	971
Total revenues	8,482	6,133	25,082	16,564

Operating expenses:
Employee related costs (excluding share-based compensation)	4,605	3,566	13,418	10,040
Share-based compensation	1,045	1,752	3,148	4,710
General, administrative and occupancy	1,266	912	3,992	2,558
Professional fees and services	725	542	2,064	1,395
Depreciation and amortization	104	101	315	292
Total operating expenses	7,745	6,873	22,937	18,995

Operating income (loss)	737	(740)	2,145	(2,431)

Other income: - (Note 5)
Realized gains on investments	295	2,057	3,712	2,266
Dividend income	10	584	16	2,938
Interest and other income	426	391	1,482	1,930

Total other income	731	3,032	5,210	7,134

Income before income taxes	1,468	2,292	7,355	4,703

Provision for income taxes - (Note 6 )	(793)	(4)	(2,036)	(103)

Net income	675	2,288	5,319	4,600

Cumulative preferred stock dividends - (Note 7)	(115)	(115)	(345)	(184)
Non-cash charge attributable to beneficial conversion feature of preferred stock	-	-	-	(700)

Net income available to common stockholders for basic earnings per share	$560	$2,173	$4,974	$3,716

Earnings per share - (Note 7)
Basic	$0.03	$0.11	$0.25	$0.19
Diluted	$0.03	$0.11	$0.24	$0.19
Weighted Average Shares Outstanding:
Basic	20,247	19,804	20,146	19,663
Diluted	20,291	21,507	21,885	20,545

Common dividends declared and paid per share	$0.025	$-	$0.05	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars and shares in thousands)

								Accumulated
	Preferred Stock				Additional		Unearned	Other	Total
	Series A Convertible		Common Stock		Paid-in	Accumulated	Share-Based	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Compensation	Income	Equity
Balances at June 30, 2006	-	$-	19,154	$191	$28,500	$(13,251)	$(6,585)	$-	$8,855

Net income						7,893			7,893
Other comprehensive income								2,502	2,502
Comprehensive income									10,395

Issuance and forfeitures of restricted common stock			735	7	4,438	-	(3,933)		512
Amortization of unearned share-based compensation			-	-	-	-	5,755		5,755
Issuance of common stock upon exercise of stock options			46	1	313	-	-		314
Issuance of series A convertible preferred stock	10	10			9,990				10,000
Preferred stock issuance cost					(89)				(89)
Preferred stock dividends						(299)			(299)
Beneficial conversion feature associated with preferred stock					700	(700)			-
Balances at June 30, 2007	10	10	19,935	199	43,852	(6,357)	(4,763)	2,502	35,443

Net income						5,319			5,319
Other comprehensive income								(2,374)	(2,374)
Comprehensive income									2,945

Issuance and forfeitures of restricted common stock			323	3	4,213	-	(3,945)		271
Amortization of unearned share-based compensation			-	-	-	-	2,877		2,877
Preferred stock dividends						(230)			(230)
Common stock dividends						(1,014)			(1,014)
Income tax benefit on dividends paid on unvested shares					27				27
Income tax benefit from the vesting of restricted shares					353				353
Balances at March 31, 2008	10	$10	20,258	$202	$48,445	$(2,282)	$(5,831)	$128	$40,672
(Unaudited)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
( in thousands)

	For the Nine Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income	$5,319	$4,600
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(112)	-
Share-based compensation	3,148	4,710
Depreciation and amortization	315	292
Realized gains on investments	(3,712)	(2,266)
Dividend income received in stock - (Note 5a)	-	(2,240)
Loss (earnings) from investment in LLC.	27	-
Income tax benefit from payment of dividends on unvested shares	(27)	-
Income tax benefit from the vesting of restricted shares	(353)	-
(Increase) decrease in operating assets:
Accounts receivable	(10)	(2,432)
Prepaid and other current assets	227	(302)
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	(4)	(625)
Accrued compensation and benefits	2,241	637
Income taxes payable	1,282	-
Deferred rent	(64)	(92)
Net cash provided by operating activities	8,277	2,282

Cash flows from investing activities:
Purchases and sales of short-term investments, net	21,850	(10,500)
Proceeds from sales of marketable securities	4,499	2,594
Investments in Epoch managed funds and products	(3,520)	(750)
Proceeds from other transactions - (Note 5a, b)	375	-
Capital expenditures	(86)	(245)
Security deposits, net	(21)	(94)
Net cash provided by (used in) investing activities	23,097	(8,995)

Cash flows from financing activities:
Common stock dividends	(1,014)	-
Income tax benefit from payment of dividends on unvested shares	27	-
Income tax benefit from the vesting of restricted shares	353	-
Preferred stock dividends	(230)	(69)
Proceeds from issuance of Series A convertible preferred stock	-	10,000
Preferred stock issuance costs	-	(89)
Net cash (used in) provided by financing activities	(864)	9,842

Net increase in cash and cash equivalents during period	30,510	3,129
Cash and cash equivalents at beginning of period	3,097	2,445
Cash and cash equivalents at end of period	$33,607	$5,574

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2008 AND 2007

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

Short-term investments
Short-term investments consisted of investment grade auction-rate securities with an active resale market and could be readily converted into cash to fund current operations, or satisfy other cash requirements as needed. During August and September 2007, in response to increasing credit quality concerns present in the fixed income securities market such as increasing mortgage defaults and delinquencies, tighter lending conditions, and severely constricted liquidity in the asset-backed commercial paper market, the Company liquidated all of its short-term investments. Proceeds from these liquidations were then invested in cash and cash equivalents.

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

Other investments
During the fiscal year ended June 30, 2007 the Company made an initial investment of $750 thousand split equally into each of the three Company-sponsored mutual funds—the Epoch Global Equity Shareholder Yield Fund (“EPSYX”), the Epoch U.S. All Cap Equity Fund (“EPACX”), and the Epoch International Small Cap Fund (“EPIEX”). During the quarter ended December 31, 2007 the Company also made additional investments of $500 thousand in the Epoch Global Absolute Return Fund, LLC and $3 million in a separate account of Epoch’s Global All-Cap product. The Company intends to hold these investments for a period in excess of one year. The investments in the Company-sponsored mutual funds and the separate account of Epoch's Global All-Cap Product are treated as available-for-sale securities and are carried at fair value based upon quoted market prices. Any resulting change in market value is recorded as unrealized gain or loss in Accumulated Other Comprehensive Income, a separate component of stockholders’ equity.

EIP is the managing member of the Epoch Global Absolute Return Fund, LLC, whose underlying assets consist of marketable securities. The Company's investment in this entity is accounted for using the equity method, under which EIP's share of the net earnings or losses from the partnership is reflected in other income as earned, and any distributions are reflected as reductions from the investment.

Revenue recognition
Investment advisory and management fees are recognized as services are provided, pursuant to specific terms contained in advisory or sub-advisory contracts between EIP and its clients. Such contracts generally call for revenue to be determined as a percentage of assets under management (“AUM”). Separate account fees are billed on a quarterly basis, in arrears, based on the account's asset value at the end of a quarter. Fees for services performed for mutual funds under advisory and sub-advisory contracts are calculated based upon the daily net asset values of the respective fund, and are generally received in arrears. Advance payments, if received, are deferred and recognized during the periods for which services are provided.

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

Share-based compensation
Employee and qualifying director share-based payments are accounted for in accordance with Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Compensation (“SFAS 123R”) using the fair value method. The fair value of the Company's restricted stock awards is based on the closing price of the Company's common stock at the grant date. Share-based compensation costs related to equity instruments are charged against income ratably over the fixed vesting period for the related equity instruments, with the initial charge generally recorded in the first full month following the grant. All outstanding stock options were fully vested prior to the adoption of SFAS 123R, accordingly there were no additional compensation costs related to any non-vested stock options required to be recorded at that time. There were no additional stock options issued for the periods presented.

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

In June 2007, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 requires that the realized income tax benefit from dividends paid on nonvested equity-classified employee share-based payment awards that are charged to retained earnings be recorded as an increase to additional paid-in capital, rather than a reduction to tax expense. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 applies prospectively to the income tax benefits on dividends paid on unvested common shares, for fiscal years beginning after December 15, 2007, with early adoption permitted. There were no dividends declared or paid on unvested common shares prior to the ratification of EITF 06-11. The Company paid a dividend in November 2007 and February 2008 and has declared a dividend payable in May 2008. The Company is accounting for the tax benefits on all dividends declared on unvested common shares as an increase to additional paid-in capital, in accordance with EITF 06-11. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities.  The effective date of SFAS 161 is the Company’s fiscal year beginning July 1, 2009.  The Company does not currently engage in hedging or derivative transactions and, accordingly, does not expect the adoption of this pronouncement to have a material impact on its consolidated financial position, results of operations, or cash flows.

Note 3 - Accounts Receivable

The Company's accounts receivable balances do not include an allowance for doubtful accounts for the periods presented and there have been no bad debt expenses recognized during the three and nine months ended March 31, 2008 and 2007, respectively. Management believes these receivables are fully collectible.

Significant customers and contracts
For the three months ended March 31, 2008, CI Investments Inc. (“CI”), a Canadian-owned investment management company, accounted for approximately 15% of consolidated revenues, while Genworth Financial Asset Management, Inc. (“Genworth”), an investment adviser, through its investments in the EPIEX and EPSYX funds, as well as separate account mandates, accounted for approximately 24%. The Company's services and relationships with these clients are important to the Company's ongoing growth strategy, and retention of these customers is significant to the ongoing results of operations and liquidity of the Company. For the nine months ended March 31, 2008, CI accounted for approximately 16% of consolidated revenues, while Genworth accounted for approximately 26% of consolidated revenues.

For the three months ended March 31, 2007, CI accounted for approximately 18% of consolidated revenues, while Genworth accounted for approximately 24%. For the nine months ended March 31, 2007, CI accounted for approximately 18% of consolidated revenues, while Genworth accounted for approximately 23%.

Note 4 - Commitments and Contingencies

Employment agreements
The Company entered into a three-year employment agreement with its Chief Executive Officer in November 2007, effective January 1, 2008. The agreement calls for a base annual salary of $350 thousand and bonus compensation in accordance with the Company’s bonus and incentive compensation plans then in effect. The agreement was reviewed and approved by the Company's Compensation Committee and the Board of Directors.

There are no employment contracts with any other employees or officers of the Company. There are written agreements with certain employees which provide for sales commissions or bonuses, subject to the attainment of certain performance criteria or continuation of employment. Such commitments under the various agreements total approximately $2.2 million at March 31, 2008. Of this amount, approximately $1.1 million is included in accrued compensation and benefits on the Condensed Consolidated Balance Sheet at March 31, 2008. An additional $0.4 million will be accrued during the remainder of the fiscal year ending June 30, 2008 and shortly thereafter. Approximately $0.7 million represents restricted stock awards to be issued during the remainder of the fiscal year ending June 30, 2008 and shortly thereafter.

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

The Company, as a holder of the preferred stock of eStara, received an amount per share equal to the original issue price, plus the amount of any accrued but unpaid cumulative dividends. Additionally, the Company was entitled to its approximately 5% proportionate share of remaining merger consideration. Accordingly, the Company received 2,431,577 common shares of ARTG and $267 thousand in cash. An additional $36 thousand of cash was held in escrow and released to the Company upon the first anniversary of the closing. A final $31 thousand was realized during the current quarter pursuant to the earn-out provisions set forth in the merger agreement. The resultant shares held by the Company are currently classified as Marketable Securities on the Condensed Consolidated Balance Sheets in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The common shares received from ARTG were subject to a lock-up agreement pursuant to which the shares were released to the Company in equal monthly installments over a period of 12 months, which commenced January 2007. As of December 31, 2007 the lock-up had fully expired.

The Company sold approximately 1.0 million shares of ARTG during the second half of the fiscal year ended June 30, 2007 and continues to sell shares. For the three and nine months ended March 31, 2008, the Company sold approximately 0.1 million and 1.3 million shares, respectively, of ARTG and recorded realized gains of approximately $0.3 million and $3.3 million, respectively. These gains were reclassified, in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” from Accumulated Other Comprehensive Income, a separate component of stockholders’ equity, to Realized gains on investments on the Condensed Statement of Operations. As of March 31, 2008, the Company had approximately 148 thousand shares of ARTG with a market value of approximately $0.6 million, the value of which is shown as marketable securities on the Condensed Consolidated Balance Sheet.

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

The first target measurement date was November 2007 and the Company accrued approximately $344 thousand at that time. The Company received those proceeds during the current quarter. Such amount has been included in Realized gains on investments in the Condensed Consolidated Statement of Operations for the nine months ended March 31, 2008.

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

Valuation allowance release
The Company reviews its deferred tax asset valuation allowances on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the deferred tax asset is considered, along with any other positive or negative evidence. Since future financial results may differ from previous estimates, periodic adjustments to the Company’s valuation allowances may be necessary.

In the quarter ended September 30, 2007, Management concluded that it was more likely than not that the tax benefits from its tax basis on a previously impaired investment would be utilized in the future. Management’s decision was based on the Company’s annual operating projections and the significant gains realized on sales of marketable securities, As such, the Company reversed the entire valuation allowance of approximately $1.1 million attributable to this fully valued deferred tax asset, as a credit to income tax expense.

Note 7 – Earnings Per Share

Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period.

Diluted earnings per share is computed by dividing net earnings, adjusted for the effect of dilutive securities, by the weighted average number of common and common equivalent shares outstanding during the period. The Company had 1,035,000 and 1,080,000 issued and outstanding stock options at March 31, 2008 and 2007, respectively.

For the nine months ended March 31, 2007, the exercise price of the options was higher than the average market price of the common stock during that period. The conversion of those options would have had an anti-dilutive effect, and thus, were excluded from the diluted earnings per share calculation for the nine months ended March 31, 2007.

Preferred stock issued on November 7, 2006 and convertible into 1,666,667 shares of common stock has no effect on basic earnings per share, but was included in the calculation of diluted earnings per share for the nine months ended March 31, 2008 and the three and nine months ended March 31, 2007, respectively.  It was not included in the calculation of diluted earnings for the three months ended March 31, 2008 as its effect was anti-dilutive. Upon conversion, the issuable shares of common stock will be included in the calculation of both the basic and diluted earnings per share.

 The table below sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Numerator:
Net income available to common stockholders:
Net income	$675	$2,288	$5,319	$4,600
Preferred stock dividends	(115)	(115)	(345)	(184)
Non-cash charge attributable to beneficial conversion feature of preferred stock	-	-	-	(700)

Net income available to common stockholders for basic earnings per share	560	2,173	4,974	3,716

Effect of dilutive securities:
Preferred stock dividends	-	115	345	184

Net income available to common stockholders after assumed conversions	$560	$2,288	$5,319	$3,900

Denominator:
Average common shares outstanding	20,247	19,804	20,146	19,663

Effect of dilutive securities:
Weighted average shares issuable upon conversion of preferred stock	-	1,667	1,667	882

Net common stock equivalents for the exercise of in-the-money stock options	44	36	72	-

Average common and common equivalent shares outstanding - assuming dilution	20,291	21,507	21,885	20,545

Basic earnings per share	$0.03	$0.11	$0.25	$0.19

Diluted earnings per share	$0.03	$0.11	$0.24	$0.19

Note 8 - Comprehensive Income

A summary of comprehensive income is as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2008	2007	2008	2007
Net income	$675	$2,288	$5,319	$4,600

Other comprehensive income:

Change in unrealized gain on available-for-sale securities	(384)	(56)	962	3,480

Reclassification of realized gains to net income	(263)	(477)	(3,336)	(477)

Comprehensive income	$28	$1,755	$2,945	$7,603

The total aggregate proceeds from sales of available-for-sale securities were approximately $0.4 million and $4.5 million, respectively, during the three and nine months ended March 31, 2008. For the three and nine months ended March 31, 2007, the total aggregate proceeds from sales of available-for-sale securities were approximately $0.8 million.

Note 9 - Subsequent Events

On April 9, 2008, the Board of Directors declared a quarterly cash dividend on the Company's Common Stock of $0.025 per share. The dividend is payable on May 15, 2008 to all shareholders of record at the close of business on April 30, 2008.

The Company expects quarterly dividends to be paid in February, May, August and November of each fiscal year, and anticipates a total annual dividend of $0.10 per common share. However, the actual declaration of future cash dividends, and the establishment of record and payment dates, will be subject to final determination by the Board of Directors each quarter after its review of the Company's financial performance.

*****

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Set forth on the following pages is management's discussion and analysis of our financial condition and results of operations for the three and nine months ended March 31, 2008 and 2007. Such information should be read in conjunction with our unaudited condensed consolidated financial statements together with the notes to the unaudited condensed consolidated financial statements. When we use the terms the “Company,” “management,” “we,” “us,” and “our,” we mean Epoch Holding Corporation, a Delaware corporation, and its consolidated subsidiaries.

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

Financial Highlights

For the quarter ended March 31, 2008, the Company continued to achieve positive operating leverage, which is defined as the total revenue growth rate that exceeds the rate of growth of expenses. Total operating revenue increased by 38% from $6.1 million to $8.5 million, while total operating expenses increased by 13%. For the nine months ended March 31, 2008, operating revenue increased by 51% from $16.6 million to $25.1 million, while total operating expenses increased by 21%. Operating margins continue to improve as the Company achieved operating profits of $0.7 million and $2.1 million for the three and nine months ended March 31, 2008, respectively. The main driver of this positive trend has been the increase in assets under management (“AUM”), stemming from continued inflows. The Company finished the quarter ended March 31, 2008 with AUM of $6.2 billion, a 15% increase from AUM of $5.4 billion a year ago.

While operating income increased by $1.5 million from the same quarter a year ago, the Company recorded a reduction in net income of $1.6 million. The reduction in net income was primarily the result of a decrease in Other income coupled with an increase in the provision for income taxes. The prior year tax provision was reduced significantly by the tax benefit of the utilization of net operating loss carryfowards. Basic earnings per share were $0.03 per share for the quarter ended March 31, 2008, down from $0.11 from the same period a year ago.

For the nine months ended March 31, 2008 the Company’s net income rose 16%, an increase of $0.7 million compared with the same period a year ago. The increase was primarily the result of a significant increase in management fees due to higher AUM levels. Basic earnings per share were $0.25 per share for the nine months ended March 31, 2008, up from $0.19 from the same period a year ago.

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

The recent credit crisis as well as the consequences from the subprime mortgage market collapse in 2007 continued to negatively impact the financial markets. Weaker-than-expected U.S. employment and retail spending, as well as a dramatic decrease in credit availability combined to raise the downside risk in the near-term economic outlook. Despite a 200 point reduction in the Fed Funds rate during the quarter, as well as other measures by the U.S. Federal Reserve to bolster market liquidity, investor sentiment deteriorated as the continuing housing market decline, rising energy and other commodity prices, weakness in the manufacturing and service sectors, and sluggish job growth raised concerns that the U.S. economy was slipping into a recession. These factors led to a weaker stock market that lasted throughout the quarter. For the quarter ended March 31, 2008, assuming dividend reinvestment, the NASDAQ Composite Index decreased by 13.9%, while the Dow Jones Industrial Average and S&P 500 Index decreased by 7.0% and 9.4%, respectively. The global market environment was also volatile, driven by continued concerns of economic slowdowns both in the U.S. and internationally and significant write-downs of assets by the world’s largest commercial and investment banks. However, a significantly weaker U.S. dollar mildly helped returns of foreign equities in U.S. dollars terms. On a broad basis, developed global markets, as represented by the MSCI World Index, decreased by 9.0% in U.S. dollar terms for the quarter.

For the nine months ended March 31, 2008, the NASDAQ Composite Index decreased by 11.9% and the Dow Jones Industrial Average decreased by 6.9%, while the S&P 500 Index decreased by 10.7%. On a broad basis, developed global markets, as represented by the MSCI World Index, decreased by 8.9%.

The following table sets forth the changes in our assets under management for the periods presented:

Assets Under Management and Flows (in millions)

	Three Months Ended
	March 31,

	2008	2007

Beginning of period assets	$6,682	$4,408
Net Inflows/(Outflows)	123	795
Market (Depreciation)/ Appreciation	(608)	172

End of period assets	$6,197	$5,375

	Nine Months Ended
	March 31,

	2008	2007

Beginning of period assets	$6,001	$3,253
Net Inflows/(Outflows)	723	1,487
Market (Depreciation)/ Appreciation	(527)	635

End of period assets	$6,197	$5,375

For the three and nine months ended March 31, 2008, approximately 55% of investment advisory and management fees were earned from services to mutual funds under advisory and sub-advisory contracts whose fees are calculated based upon daily net asset values, and approximately 45% of fees were earned from services provided for separate accounts whose fees are calculated based upon asset values at the end of the quarter. For the three and nine months ended March 31, 2007, approximately 50% of investment advisory and management fees were earned from services to mutual funds under advisory and sub-advisory contracts and approximately 50% of fees were earned form services provided for separate accounts.

No material impact to revenues or operating results arose during the periods presented as a result of differences between the average daily AUM for the funds where our fees are calculated based upon daily net asset values and the quarter-ending AUM for those funds.

The charts on the following page show the Company's products as a percentage of AUM as of March 31, 2008 and 2007, respectively:

The table and charts that follow set forth the amount of AUM by distribution channel:

Assets Under Management By Distribution Channel
(dollars in millions)

	As of March 31,
			Amount	Percent
			Increased	Increased
Distribution Channel:	2008	2007	(Decreased)	(Decreased)

Institutional	$3,167	$2,443	$724	30%
Sub-advisory	2,738	2,595	143	6%
High net worth	292	337	(45)	(13)%

Total AUM	$6,197	$5,375	$822	15%

During the nine months ended March 31, 2008 approximately $28 million of AUM in separate accounts within the High net worth distribution channel transferred to the Epoch Global Absolute Return Fund, LLC, which is included within the Institutional distribution channel above.

Results of operations - three months ended March 31, 2008 and 2007

For the three months ended March 31, 2008, the Company recorded net income of $0.7 million, compared to $2.3 million for the same period a year ago. Basic earnings per share were $0.03 per share for the three months ended March 31, 2008, compared to $0.11 per share for the same period a year ago.

The primary reasons for the change were as follows:

•	A $1.5 million increase in operating income resulting from a 15% increase in AUM from the same period a year ago.

•	A $2.3 million reduction in realized gains on investments and dividend income compared to the same period a year ago.

•	A $0.8 million increase in the provision for income taxes. The comparable period a year ago included higher net operating loss deductions when compared with the current period.

	For the Three Months Ended
	March 31,		Change
(Dollars in thousands)	2008	2007	$	%
Revenues
Investment advisory and management fees	$8,482	$6,133	$2,349	38%

Total revenues from investment advisory and investment management services for the three months ended March 31, 2008 were $8.5 million, increasing approximately 38% from $6.1 million for the same period a year ago. This increase was attributable to the increase in assets under management from new and existing customers since the preceding year.

For the three months ended March 31, 2008, CI Investments Inc. (“CI”), a Canadian-owned investment management company, accounted for approximately 15% of revenues, while Genworth Financial Asset Management, Inc. (“Genworth”), an investment adviser, through its investments in the Epoch International Small Cap Fund (“EPIEX”) and the Epoch Global Equity Shareholder Yield Fund (“EPSYX”), as well as separate account mandates, accounted for approximately 24% of revenues.

For the three months ended March 31, 2007, CI accounted for approximately 18% of consolidated revenues, while Genworth accounted for approximately 24% of consolidated revenues.

	For the Three Months Ended
	March 31,		Change
(Dollars in thousands)	2008	2007	$	%
Employee related costs (excluding share-
based compensation)	$4,605	$3,566	$1,039	29%

Expenses in this category include salaries, benefits, severance, incentive compensation, signing bonuses and commission expenses. For the three months ended March 31, 2008, these expenses were $4.6 million, an increase of $1.0 million, or 29%, from $3.6 million for the three months ended March 31, 2007. Increased headcount, including the addition of several senior experienced professionals to support the growth and expansion of the business, as well as higher incentive compensation levels, were the primary reasons for this increase. The level of overall employee related costs may increase in future periods due to changes in staffing levels to support the growth and expansion of our business.

	For the Three Months Ended
	March 31,		Change
(Dollars in thousands)	2008	2007	$	%
Share-based compensation	$1,045	$1,752	$(707)	(40)%

The Company believes that share-based compensation promotes unity in the workplace and a common objective with shareholders. Employee share-based compensation expense is recognized as follows: 12.5% immediately, and the remaining 87.5% ratably over the three-year vesting period of those awards.

Share-based compensation for the three months ended March 31, 2008 decreased by $0.7 million, or 40%, from $1.8 million for the three months ended March 31, 2007. Amortization of the shares issued to employee owners in connection with the acquisition of EIP in June 2004, which equaled approximately $0.8 million per quarter, was completed as of June 30, 2007. This reduction was partially offset by amortization of new stock awards.

In the three months ended March 31, 2008 and 2007, a total of 278,697 and 229,431 shares of restricted stock, respectively, were issued to employees. A total of 34,836 and 28,694 shares of the awards issued in the three months ended March 31, 2008 and 2007, or approximately 12.5%, were immediately vested. The remaining 87.5% of the shares vest ratably over the subsequent three years. During the three months ended March 31, 2008 and 2007, a total of 161,426 and 7,883 shares, respectively, were forfeited by terminated employees.

For the current fiscal year non-employee directors receive $80,000 per year for their services. Non-employee director compensation is to be paid either fully in stock or a combination of a minimum of $60,000 in stock and a maximum of $20,000 in cash, at the election of the director. For the prior fiscal year non-employee directors received $50,000 for their services, payable fully in stock.

During the three months ended March 31, 2008 and 2007, no shares were granted to directors of the Company. Shares issued to directors through June 30, 2006 are subject to a three-year vesting period and vest one-third each year, or immediately in the event of death or disability. All director stock awards issued after June 30, 2006 vest over one year. Share-based compensation expense is recognized ratably over the respective vesting period, in accordance with their underlying vesting provisions.

	For the Three Months Ended
	March 31,		Change
(Dollars in thousands)	2008	2007	$	%
General, administrative and occupancy	$1,266	$912	$354	39%

These expenses consist primarily of office rents, as well as expenses for travel and entertainment, advertising and marketing, information technology, utilities, insurance, and other office related expenses. For the three months ended March 31, 2008, such expenses were $1.3 million, an increase of $0.4 million from the comparable period a year ago. Increases in costs from travel-related expenses to support distribution efforts of new business relationships, as well as higher market data services and information technology costs as a result of increased business activity levels were the main reasons for the rise in general, administrative and occupancy costs.

	For the Three Months Ended
	March 31,		Change
(Dollars in thousands)	2008	2007	$	%
Professional fees and services	$725	$542	$183	34%

These expenses consist primarily of outside legal fees for general corporate legal affairs, independent accountants' fees, consulting fees, and other professional services. For the three months ended March 31, 2008, such fees were $0.7 million, an increase of $0.2 million from the comparable period a year ago. An increase in employee placement fees along with higher tax consulting expenses were the primary contributors of this increase.

	For the Three Months Ended
	March 31,		Change
(Dollars in thousands)	2008	2007	$	%
Other income	$731	$3,032	$(2,301)	(76)%

Other income includes interest income, dividend income, realized gains on investments, and rental income from subleased office space in New York. For the three months ended March 31, 2008, other income was $0.7 million, a decrease of $2.3 million from the three months ended March 31, 2007. The current period includes realized gains of $0.3 million from the sales of marketable securities. The comparable period a year ago included approximately $1.6 million in realized gains and $0.6 million in dividend income, respectively, from the Strategic Data Corporation transaction (see “Significant Transactions”) in addition to $0.4 million of realized gains on marketable securities,.

	For the Three Months Ended
	March 31,		Change
(Dollars in thousands)	2008	2007	$
Provision for income taxes	$793	$4	$789

For the three months ended March 31, 2008, the Company used an estimated annual effective income tax rate based upon facts and circumstances known at the end of the interim period. On a quarterly basis, the estimated effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter.

The Company was not subject to regular income tax rates in the prior year because of its net operating loss carry forwards, but was obligated to pay tax under the federal alternative minimum tax (“AMT”), which limits the application of net operating loss carry forwards to 90% of taxable income, in addition to certain AMT adjustments. The Company is subject to regular income tax rates in the current year, as the remaining net operating losses available to be utilized by the Company are subject to annual limitations, and are less, in the aggregate, than were available in the prior year.

Results of operations - nine months ended March 31, 2008 and 2007

For the nine months ended March 31, 2008, the Company recorded net income of $5.3 million, compared to $4.6 million for the same period a year ago. Basic earnings per share were $0.25 per share for the nine month period ended March 31, 2008, compared to $0.19 per share for the same period a year ago.

The primary reasons for the change were as follows:

•	Total operating revenues increased approximately 51%, to $25.1 million from $16.6 million as a result of the significant increase in AUM as previously discussed.

•
Share-based compensation decreased by $1.6 million for the nine months ended March 31, 2008 compared with the same period a year ago. Amortization of the shares issued to employee owners in connection with the acquisition of EIP in June 2004, which equaled approximately $0.8 million per quarter, was completed as of June 30, 2007. This reduction was partially offset by amortization of new stock awards.

•
During the quarter ended September 30, 2007, the Company’s provision for income taxes was reduced for the release of a valuation allowance of approximately $1.1 million against a previously impaired investment.

	For the Nine Months Ended
	March 31,		Change
(Dollars in thousands)	2008	2007	$	%
Revenues
Investment advisory and management fees	$24,910	$15,593	$9,317	60%
Performance fees	172	971	(799)	(82)%
Total operating revenues	$25,082	$16,564	$8,518	51%

Total revenues from investment advisory and investment management services for the nine months ended March 31, 2008 were $25.1 million, increasing approximately 51%, from $16.6 million, for the same period a year ago. This increase was attributable to the increase in assets under management from new and existing customers, as well as market appreciation since the preceding year. Partially offsetting this increase was a reduction in performance fees of $0.8 million, stemming from reduced overall market returns in calendar year 2007 compared to calendar year 2006.

For the nine months ended March 31, 2008, CI accounted for approximately 16% of revenues, while Genworth Financial Asset Management, Inc. (“Genworth”), an investment adviser, through its investments in the Epoch International Small Cap Fund (“EPIEX”) and the Epoch Global Equity Shareholder Yield Fund (“EPSYX”), as well as separate account mandates, accounted for approximately 26% of revenues.

For the nine months ended March 31, 2007, CI accounted for approximately 18% of consolidated revenues, while Genworth accounted for approximately 23% of consolidated revenues.

	For the Nine Months Ended
	March 31,		Change
(Dollars in thousands)	2008	2007	$	%

Employee related costs (excluding share-based compensation)	$13,418	$10,040	$3,378	34%

For the nine months ended March 31, 2008, these expenses were $13.4 million, an increase of $3.4 million, or 34%, from $10.0 million for the nine months ended March 31, 2007. Increased headcount, including the addition of several senior experienced professionals to support the growth and expansion of the business, as well as higher incentive compensation levels, were the primary reasons for this increase. The level of overall employee related costs may increase in future periods due to changes in staffing levels to support the growth and expansion of our business.

	For the Nine Months Ended
	March 31,		Change
(Dollars in thousands)	2008	2007	$	%
Share-based compensation	$3,148	$4,710	$(1,562)	(33)%

Share-based compensation for the nine months ended March 31, 2008 decreased by $1.6 million, or 33% from $4.7 million for the nine months ended March 31, 2007. Amortization of the shares issued to employee owners in connection with the acquisition of EIP in June 2004, which equaled approximately $0.8 million per quarter, was completed as of June 30, 2007. This reduction was partially offset by amortization of new stock awards.

In the nine months ended March 31, 2008 and 2007, a total of 450,131 and 690,089 shares of restricted stock, respectively, were issued to employees. A total of 56,266 and 86,277 shares of the awards issued in the nine months ended March 31, 2008 and 2007, respectively, or approximately 12.5%, were immediately vested. The remaining 87.5% of the shares vest ratably over the subsequent three years. During the nine months ended March 31, 2008 and 2007, a total of 162,875 and 26,201 shares, respectively, were forfeited by terminated employees.

For the current fiscal year non-employee directors receive $80,000 per year for their services. Non-employee director compensation is to be paid either fully in stock or a combination of a minimum of $60,000 in stock and a maximum of $20,000 in cash, at the election of the director. For the prior fiscal year non-employee directors received $50,000 for their services, payable fully in stock.

During the nine months ended March 31, 2008 and March 31, 2007, a total of 35,604 and 66,228 shares, respectively, were granted to directors of the Company. Shares issued to directors' after June 30, 2006 vest over one year. Shares issued to directors through June 30, 2006 are subject to a three-year vesting period and vest one-third each year, or immediately in the event of death or disability. Share-based compensation expense is recognized ratably over the respective vesting period, in accordance with their underlying vesting provisions.

	For the Nine Months Ended
	March 31,		Change
(Dollars in thousands)	2008	2007	$	%
General, administrative and occupancy	$3,992	$2,558	$1,434	56%

For the nine months ended March 31, 2008, such expenses were $4.0 million, an increase of $1.4 million from the comparable period a year ago. Increases in costs from travel-related expenses to support distribution efforts of new business relationships, higher market data services and information technology costs as a result of increased business activity levels, as well as increased rent expense from the additional space leased at the Company’s headquarters beginning in February 2007 were the main reasons for the rise in general, administrative and occupancy costs.

	For the Nine Months Ended
	March 31,		Change
(Dollars in thousands)	2008	2007	$	%
Professional fees and services	$2,064	$1,395	$669	48%

For the nine months ended March 31, 2008, such fees were $2.1 million, an increase of $0.7 million from the comparable period a year ago. The primary reasons for this increase were higher consulting expenses and audit fees, both in connection with compliance with Section 404 of the Sarbanes Oxley Act of 2002 (“SOX”). As the Company became an accelerated filer at December 31, 2007, a larger portion of costs related to SOX compliance in the previous fiscal year were incurred in the second half of the fiscal year. Increased legal fees in conjunction with our continued business expansion also contributed to the increase in professional fees and services.

	For the Nine Months Ended
	March 31,		Change
(Dollars in thousands)	2008	2007	$	%
Other income	$5,210	$7,134	$(1,924)	(27)%

For the nine months ended March 31, 2008, other income was $5.2 million, a decrease of $1.9 million from the nine months ended March 31, 2007. The current period includes realized gains of $3.3 million from the sales of marketable securities and $0.4 million of realized gains from the Strategic Data Corporation transaction. The comparable period a year ago included non-recurring dividend income of $2.9 million from the eStara and Strategic Data Corporation transactions (see “Significant transactions”), realized gains of $1.6 million from Strategic Data Corporation, $0.7 million of realized gains from sales of marketable securities, as well as $0.9 million of income from the reversal of a previously recorded estimate.

	For the Nine Months Ended
	March 31,		Change
(Dollars in thousands)	2008	2007	$
Provision for income taxes	$2,036	$103	$1,933

For the nine months ended March 31, 2008, the Company used an estimated annual effective income tax rate based upon facts and circumstances known at the end of the interim period. On a quarterly basis, the estimated effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter. During the quarter ended September 30, 2007 the Company’s provision for income taxes was reduced for the release of a valuation allowance of approximately $1.1 million against a previously impaired investment.

The Company was not subject to regular income tax rates in the prior year because of its net operating loss carry forwards, but was obligated to pay tax under the federal alternative minimum tax (“AMT”), which limits the application of net operating loss carry forwards to 90% of taxable income, in addition to certain AMT adjustments. The Company is subject to regular income tax rates in the current year, as the remaining net operating losses available to be utilized by the Company are subject to annual limitations, and are less, in the aggregate, than were available in the prior year.

Liquidity and Capital Resources

A summary of cash flow data, together with short-term investments for the nine months ended March 31, 2008 and 2007, respectively, is as follows (in thousands):

	For the Nine Months Ended
	March 31,
	2008	2007
Cash flows provided by (used in):
Operating activities	$8,277	$2,282
Investing activities	23,097	(8,995)
Financing activities	(864)	9,842
Net increase in cash and cash equivalents	30,510	3,129
Cash and cash equivalents at beginning of year	3,097	2,445
Cash and cash equivalents at end of the period	33,607	5,574
Short-term investments	-	15,900
Cash, cash equivalents and short-term investments at end of period	$33,607	$21,474

Cash equivalents are liquid investments primarily comprising money market instruments invested in short-term obligations of the U.S. government and its agencies, with maturities of three months or less when acquired.

Short-term investments consisted of investment grade auction-rate securities with an active resale market and could be readily converted into cash to fund current operations, or satisfy other cash requirements as needed. During August and September 2007, in response to increasing credit quality concerns present in the fixed income securities market such as increasing mortgage defaults and delinquencies, tighter lending conditions, and severely constricted liquidity in the asset-backed commercial paper market, the Company liquidated all of its short-term investments. Proceeds from these liquidations were then invested in cash and cash equivalents.

Sources of funds for the Company's operations are derived from investment advisory and investment management fees, interest on the Company's cash, cash equivalents, and short-term investments, and sublease income. As of March 31, 2008, the Company had $33.6 million of cash and cash equivalents and $6.3 million of accounts receivable to fund its business growth strategy.

At March 31, 2008, accounts payable and accrued liabilities, which consist of accrued professional fees, trade payables and other liabilities, were $0.9 million. Accrued compensation and benefits, which consist primarily of accrued employee bonuses and sales commissions, were $4.1 million. There was no debt and management does not foresee any reason to incur debt unless a significant business opportunity warrants such action.

The Company's business does not require it to maintain significant capital balances. The Company's current financial condition is highly liquid, with cash and cash equivalents comprising approximately 70% of its total assets at March 31, 2008.

The Company expects to continue to increase staff to support the growth and expansion of its business and the related distribution efforts for its products. Management believes the existing cash and cash equivalents are adequate to provide the necessary resources to meet its operating needs for the foreseeable future as well as to implement its growth objectives.

Preferred Stock Dividends

As a result of the November 7, 2006 preferred stock issuance, the Company began paying semi-annual dividends on newly issued Series A Convertible Preferred Stock on December 31 and June 30 of each year. The semi-annual dividend payments are approximately $230 thousand, each June and December. The preferred stock can be converted to common stock at any time at the discretion of the holder, but no later than November 7, 2011.

Common Stock Dividends

On October 9, 2007, the Company’s Board of Directors declared a quarterly cash dividend on the Company's Common Stock of $0.025 per share payable on November 15, 2007 to stockholders of record at the close of business on October 31, 2007. The total dividend paid was approximately $504 thousand.

On January 14, 2008, the Company’s Board of Directors declared a quarterly cash dividend on the Company's Common Stock of $0.025 per share payable on February 20, 2008 to stockholders of record at the close of business on February 5, 2008. The total dividend paid was approximately $510 thousand.

On April 9, 2008, the Company’s Board of Directors declared a quarterly cash dividend on the Company's Common Stock of $0.025 per share payable on May 15, 2008 to stockholders of record at the close of business on April 30, 2008. The total dividend to be paid is approximately $510 thousand.

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

Working Capital

The Company's working capital and current ratio (current assets divided by current liabilities) for the nine months ended March 31, 2008 and recent fiscal year ended June 30, 2007 is set forth in the table below ( in thousands ):

	March 31,	June 30,	Increase	Percent
	2008	2007	(Decrease)	Change

Current Assets	$40,842	$35,495	$5,347	15%
Current Liabilities	5,949	2,810	3,139	112%

Working Capital	$34,893	$32,685	$2,208	7%

Current Ratio	6.87	12.63	(5.76)	(46)%

Current Assets

Current assets increased $5.3 million at March 31, 2008 compared with June 30, 2007 primarily attributable to increases in cash and cash equivalents as a result of business expansion and the resultant revenue increases, along with proceeds from sales of marketable securities.

Current Liabilities

Current liabilities increased by $3.1 million at March 31, 2008 compared with June 30, 2007 primarily as a result of the increase in accrued incentive compensation and benefits coupled with an increase in income taxes payable.

Contractual Obligations

The Company's primary headquarters and operations are located in New York, New York. Business is conducted at a location with approximately 10,000 square feet under a long-term lease that expires in September 2015. The Company entered into a sublease agreement for an additional 3,100 square feet at its Company headquarters effective February 1, 2007.

The Company is also the primary party to another lease in New York, New York which expires in December 2010. This property is subleased to an unrelated third party. While the Company remains responsible for obligations under the lease, the sublease income, net of profit sharing with the landlord, more than offsets the Company's obligations under this lease. The subtenant has performed its obligations under the sublease agreement and the Company is not aware of any credit issues with the subtenant. As of March 31, 2008, the remaining future minimum payments under this lease total $1.3 million. Future minimum receipts from the subtenant, net of profit sharing with the landlord, total $1.4 million as of March 31, 2008.

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

Summary of Contractual Obligations

The following table summarizes all contractual obligations, including the aforementioned office leases (in thousands):

	Remaining	Payments Due in
	Payments in	Fiscal Years Ended June 30,

		2009 -	2011 -	2013 and
	2008	2010	2012	thereafter	Total

Primary New York operations	$244	$1,952	$1,421	$2,330	$5,947
Subleased New York lease	120	961	200	-	1,281
Other office locations	7	5	-	-	12
Other operating leases	12	85	11	4	112

Total obligations	383	3,003	1,632	2,334	7,352

Sublease income	(143)	(1,148)	(95)	-	(1,386)

Net obligations	$240	$1,855	$1,537	$2,334	$5,966

Off-Balance Sheet Arrangements

As of March 31, 2008 the Company had no off-balance sheet arrangements.

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

The Company, as a holder of the preferred stock of eStara, received an amount per share equal to the original issue price, plus the amount of any accrued but unpaid cumulative dividends. Additionally, the Company was entitled to its approximately 5% proportionate share of remaining merger consideration. Accordingly, the Company received 2,431,577 common shares of ARTG and $267 thousand in cash. An additional $36 thousand of cash was held in escrow and released to the Company upon the first anniversary of the closing. A final $31 thousand was realized during the current quarter pursuant to the earn-out provisions set forth in the merger agreement. The resultant shares held by the Company are currently classified as Marketable securities on the Condensed Consolidated Balance Sheets in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The common shares received from ARTG were subject to a lock-up agreement pursuant to which the shares were released to the Company in equal monthly installments over a period of 12 months, which commenced January 2007. As of December 31, 2007 the lock-up had fully expired.

The Company sold approximately 1.0 million shares of ARTG during the second half of the fiscal year ended June 30, 2007 and continues to sell shares. For the three and nine months ended March 31, 2008, the Company sold approximately 0.1 million and 1.3 million shares, respectively, of ARTG and recorded realized gains of approximately $0.3 million and $3.3 million, respectively. These gains were reclassified, in accordance with the provisions of SFAS No. 115, “ Accounting for Certain Investments in Debt and Equity Securities,” from Accumulated other comprehensive income, a separate component of stockholders’ equity, to Realized gains on investments on the Condensed Statement of Operations. As of March 31, 2008, the Company had approximately 148 thousand shares of ARTG with a market value of approximately $0.6 million, the value of which is shown as marketable securities on the Condensed Consolidated Balance Sheet.

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

The first target measurement date was November 2007 and the Company accrued approximately $344 thousand at that time. The Company received those proceeds during the current quarter. Such amount has been included in Realized gains on investments in the Condensed Consolidated Statement of Operations for the nine months ended March 31, 2008.

New Accounting Pronouncements

June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold that a tax position must meet to be recognized in the financial statements. FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 at the beginning of its fiscal year commencing July 1, 2007. The adoption of FIN 48 did not have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

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

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 requires that the realized income tax benefit from dividends paid on nonvested equity-classified employee share-based payment awards that are charged to retained earnings be recorded as an increase to additional paid-in capital, rather than a reduction to tax expense. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 applies prospectively to the income tax benefits on dividends paid on unvested common shares, for fiscal years beginning after December 15, 2007, with early adoption permitted. There were no dividends declared or paid on unvested common shares prior to the ratification of EITF 06-11. The Company paid a dividend in November 2007 and February 2008 and has declared a dividend payable in May 2008. The Company is accounting for the tax benefits on all dividends declared on unvested common shares as an increase to additional paid-in capital, in accordance with EITF 06-11. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities.  The effective date of SFAS 161 is the Company’s fiscal year beginning July 1, 2009.  The Company does not currently engage in hedging or derivative transactions and, accordingly, does not expect the adoption of this pronouncement to have a material impact on it’s consolidated financial position, results of operations, or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Marketable securities and Other investments

The Company is exposed to fluctuations in the market price of its marketable securities and other investments presented on its Condensed Consolidated Balance Sheets. The total fair value of these securities and other investments as of March 31, 2008 was $0.6 million and $4.0 million, respectively. The Company does not hedge its market risk related to these securities and does not intend to do so in the future.

At March 31, 2008, the Company performed sensitivity analysis to assess the potential loss in the fair value of these market-risk sensitive securities. The following table represents the impact on the Company’s financial position assuming a hypothetical 10% decline in associated market indices (dollars in thousands):

			Estimated Fair
			Value After
		Hypothetical	Hypothetical	Decrease in
	Fair Value at	Percentage	Percentage	Stockholders'
	March 31, 2008	Change	Change	Equity (1)

Marketable securities	$581	10%	$511	$70

Other investments	$3,959	10%	$3,600	$359

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of the Company's principal executive officer and principal financial and accounting officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Quarterly Report on Form10-Q. Based on such evaluation, the Company's principal executive officer and principal financial and accounting officer have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in our reports is accumulated and communicated to our management, including our principal executive officer and principal financial and acconting officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-5(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company or its subsidiaries may become parties to claims, legal actions and complaints arising in the ordinary course of business. Management is not aware of any claims or actions which would have a material adverse effect on its condensed consolidated financial statements.

Item 1a. Risk Factors.

There were no material changes from the risk factors set forth under Part I, Item 1A“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

Item 6. Exhibits.

(a) Exhibits:

Exhibit No.	Description

3.1	Amended and Restated By-Laws (as adopted April 2, 2008) (B).
8.1	Declaration of dividend April 9, 2008 (D).
31.1	Principal Executive Officer Certification (A)
31.2	Principal Financial and Accounting Officer Certification (A)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (A)
99.1	Press release announcing AUM as of March 31, 2008 (C)

(A) - Included herein.
(B) - Incorporated by reference to Registrant’s Form 8-K dated April 2, 2008.
(C) - Incorporated by reference to Registrant’s Form 8-K dated April 4, 2008.
(D) - Incorporated by reference to Registrant’s Form 8-K dated April 9, 2008.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPOCH HOLDING CORPORATION
(Registrant)

	By:	/s/ Adam Borak
Chief Financial Officer
Date: May 9, 2008		(Principal Financial and Accounting Officer)