Form 10-K
period 2008-06-30
EPOCH HOLDING CORP
filed 2008-09-15
CIK 351903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from  to

Commission File Number 1-9728

EPOCH HOLDING CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-1938886
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

640 Fifth Avenue, New York, NY 10019

(Address of Principal Executive Offices), (Zip Code)

(212) 303-7200

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not Check if a Smaller Reporting Company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 31, 2007, the last trading day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by nonaffiliates of the registrant was approximately $148.6 million, computed by reference to the closing price of $15.00 on the NASDAQ Capital Market on December 31, 2007.

As of September 8, 2008, there were 22,122,677 shares of the registrant’s common stock, $.01 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated herein by reference into the Form 10-K as indicated:

Document	Part of Form 10-K into Which Incorporated
Company’s Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders	Part III

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2008

i

PART I

Item 1. Business

Forward-Looking Statements

Certain information included, or incorporated by reference in this Annual Report on Form 10-K and other materials filed or to be filed by Epoch Holding Corporation (“Epoch” or the “Company”) with the Securities and Exchange Commission (the “SEC”) contain statements that may be considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about the Company, may include projections of the Company’s future financial performance based on the Company’s anticipated growth strategies and trends in the Company’s business. These statements are only predictions based on the Company’s current expectations and projections about future events. There are important factors that could cause the Company’s actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the risks and uncertainties outlined in Item 1A. “Risk Factors.”

These risks and uncertainties are not exhaustive. Other sections of this Annual Report on Form 10-K may include additional factors which could adversely impact the Company’s business and financial performance. Moreover, the Company operates in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for the Company’s management to predict all risks and uncertainties, nor can the Company assess the impact of all factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Although the Company believes the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, level of activity, performance or achievements. Moreover, neither the Company nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. The Company is under no duty to update any of these forward-looking statements after the date of this Annual Report on Form 10-K, nor to conform the Company’s prior statements to actual results or revised expectations, and the Company does not intend to do so.

Forward-looking statements include, but are not limited to, statements about the Company’s:

•	business strategies and investment policies,
•	possible or assumed future results of operations and operating cash flows,
•	financing plans and the availability of short-term borrowing,
•	competitive position,
•	potential growth opportunities,
•	recruitment and retention of the Company’s key employees,
•	potential operating performance, achievements, productivity improvements, efficiency and cost reduction efforts,
•	likelihood of success and impact of litigation,
•	expected tax rates,
•	expectations with respect to the economy, securities markets, the market for mergers and acquisitions activity, the market for asset management activity and other industry trends,
•	competition, and
•	effect from the impact of future legislation and regulation on the Company.

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

The Company uses a fiscal year which ends on June 30th. References to “FY 2008,” “FY 2007,” and “FY 2006” in this document refer to the fiscal years ended June 30, 2008, June 30, 2007, and June 30, 2006, respectively. This Annual Report on Form 10-K may also include “forward-looking statements” which refer to fiscal years subsequent to the historical financial positions and results of operations contained herein. References to future fiscal years also apply to the June 30 year end.

Company Structure

Operations commenced under the Company’s existing structure on June 2, 2004 when a subsidiary of J Net Enterprises, Inc. (“J Net,” whose name was subsequently changed to Epoch Holding Corporation in November 2004), merged with EIP. EIP was formed on April 14, 2004 and did not have a predecessor business.

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

Recent Events and FY 2008 Highlights

The following highlights mark notable accomplishments or events of the Company during its fourth full year of operations:

(1)	AUM increased to $6.6 billion at June 30, 2008, a rise of approximately 11% from $6.0 billion at June 30, 2007. The majority of growth is attributable to an increase in both institutional and sub-advisory clients.
(2)	Nearly all of the Company’s investment products outperformed their respective benchmarks for both the six months and one year ended June 30, 2008.
(3)	The Company completed FY 2008 with a positive operating margin of 11%. Operating margins have been steadily increasing each quarter.
(4)	Revenues increased to $33.8 million for the year ended June 30, 2008, an increase of 41% from $23.9 million for the prior fiscal year.
(5)	Cash and cash equivalents reached $37.4 million, or approximately 69% of total assets at June 30, 2008.
(6)	The Company began paying quarterly dividends on its common stock, commencing in the quarter ended December 31, 2007.

Operations and Products

EIP, the sole operating segment of the Company, is a registered investment adviser under the Investment Advisers Act. EIP provides investment advisory and investment management services for retirement plans, mutual funds, endowments, foundations and high net worth individuals. As of June 30, 2008, EIP offered the following investment products to its clients:

(1)	U.S. All Cap Value — This product is comprised of a broad range of U.S. companies with market capitalizations that resemble stocks in the “Russell 3000,” a U.S. Equity index which measures the performance of the 3,000 largest U.S. companies based upon total market capitalization.
(2)	U.S. Value — This product reflects a selection of equities in U.S. companies with market capitalizations generally considered to be comparable to the “Russell 1000,” a U.S. Equity index which measures the performance of the 1,000 largest companies in the Russell 3000 index.
(3)	U.S. Smid (small/mid) Cap Value — This product comprises U.S. companies with market capitalizations generally considered to be comparable to the “Russell 2500,” a U.S. Equity index which measures the performance of the 2,500 smallest companies in the Russell 3000 index.
(4)	U.S. Small Cap Value — This product comprises U.S. companies with market capitalizations generally considered to be comparable to the “Russell 2000,” a U.S. Equity index which measures the performance of the 2,000 smallest companies in the Russell 3000 index.
(5)	U.S. Choice — This product uses the same security selection process as our other services but the holdings are limited to 20 – 30 U.S. equity positions and are fully invested. The benchmark for this product is the Russell 3000.
(6)	Global Small Cap — This product seeks to capitalize upon the continuing globalization of the world economy by investing in small cap companies in the U.S. and throughout the world. The benchmark for this product is the S&P/Citigroup EMI World index.
(7)	Global Absolute Return — While this product uses the same security selection process of other products offered by EIP, its holdings are generally limited to fewer than 30 positions. Individual positions can be as high as 15% and cash is used to control loss exposure. The objective of this product is absolute positive return. The benchmark for this product is the MSCI World index.
(8)	Global Choice — This product uses the same security selection process as our other services but the holdings are limited to 20 – 30 global equity positions and is fully invested. The benchmark for this product is the MSCI World index.

(9)	International Small Cap — This product draws almost all of its holdings from companies outside the U.S., with “small cap” defined as companies with market capitalization in the bottom 25% of the publicly traded companies in each country where the strategy is applied. Index comparisons for this product include the S&P/Citigroup Extended Market Index (“EMI”) and the Europe Pacific Asia Composite (“EPAC”), commonly referred to as the “EMI EPAC Index.”
(10)	Balanced Portfolios — This product is available primarily to our high net worth investors. The mix of debt and equity securities is tailored to reflect (i) the client’s tolerance for risk and (ii) the client’s marginal tax rate or other preferences. As a result, the mix can vary among individual clients. The equity components of these portfolios typically reflect EIP’s U.S. All Cap equity structure and generally contain 40 – 60 positions, almost all of which are held in other EIP products. The debt component of the portfolio is largely comprised of high quality bonds.
(11)	Global Equity Shareholder Yield — This product seeks to invest in a diversified portfolio of global equity securities with a history of attractive dividend yields and positive growth in free cash flow. The primary objective of this product is to seek a high level of income, with capital appreciation as a secondary investment objective. The benchmark for this product is the S&P/Citigroup BMI World index.

The following table sets forth AUM by asset class for the past three fiscal years:

Assets Under Management by Asset Class
($ in Millions)

	As of June 30
Product	2008	2007	2006
U.S. All Cap Value/Balanced	$1,601	$1,395	$787
Global Equity Shareholder Yield	1,538	1,323	219
U.S. Value	1,499	1,155	805
U.S. Small Cap Value/Smid	832	1,008	661
International/International Small Cap	548	688	373
Global Absolute Return/Choice	402	259	111
Global Small Cap	214	173	297
Total assets under management	$6,634	$6,001	$3,253

In the year ended June 30, 2007 approximately $150 million of AUM transferred from the Global Small Cap product to the U.S. Small Cap Value product.

The following table shows each product’s composite returns, net of management fees, for the 6 months, one, three, five, and ten years ended June 30, 2008 as well as through inception as measured against their applicable benchmarks:

		Returns*(2)
Product(1)	Inception Date	6 Months	1 Year	3 Years	5 Years	10 Years	Since Inception(1)
U.S. All Cap Value	31-Jul-94	-4.0%	-2.7%	8.1%	12.3%	9.1%	12.7%
Russell 3000 Value		-13.3%	-19.0%	3.3%	9.0%	5.1%	10.5%
U.S. Value	31-Jul-01	-7.5%	-3.2%	8.7%	12.5%	N/A	7.0%
Russell 1000 Value		-13.6%	-18.8%	3.5%	8.9%	N/A	4.8%
U.S. Smid Cap Value	31-Aug-06	-8.3%	-11.0%	N/A	N/A	N/A	3.5%
Russell 2500 Value		-8.4%	-19.9%	N/A	N/A	N/A	-3.5%
U.S. Small Cap Value	31-Dec-02	-8.1%	-12.1%	4.3%	10.3%	N/A	11.6%
Russell 2000 Value		-9.8%	-21.6%	1.4%	10.0%	N/A	12.1%
Global Small Cap	31-Dec-02	-8.0%	-9.2%	11.2%	15.5%	N/A	16.4%
S&P/Citigroup EMI World Index		-8.7%	-13.4%	10.2%	16.4%	N/A	18.1%
Global Absolute Return	31-Dec-01	-4.7%	-8.6%	8.4%	12.7%	N/A	12.7%
MSCI World (Gross)		-10.2%	-10.2%	9.4%	12.5%	N/A	7.7%

		Returns*(2)
Product(1)	Inception Date	6 Months	1 Year	3 Years	5 Years	10 Years	Since Inception(1)
International Small Cap	31-Jan-05	-10.7%	-9.8%	18.7%	N/A	N/A	17.5%
S&P/Citigroup EMI EPAC Index		-10.4%	-15.4%	13.6%	N/A	N/A	12.4%
Global Equity Shareholder Yield	31-Dec-05	-11.4%	-10.8%	N/A	N/A	N/A	7.9%
S&P/Citigroup BMI World Index		-10.3%	-10.7%	N/A	N/A	N/A	7.0%
U.S. Choice	30-Apr-05	-10.0%	-12.9%	4.9%	N/A	N/A	6.5%
Russell 3000		-11.0%	-12.7%	4.7%	N/A	N/A	5.9%
Global Choice	30-Sep-05	-7.3%	-5.1%	N/A	N/A	N/A	14.5%
MSCI World (Gross)		-10.2%	-10.2%	N/A	N/A	N/A	7.6%

*	index and product returns assume dividend reinvestment
(1)	Epoch Investment Partners became a registered investment adviser under the Investment Advisers Act of 1940 in June 2004. Performance from April 2001 through May 2004 is for Epoch’s investment team and accounts while at Steinberg Priest & Sloane Capital Management, LLC. For the period July 1994 through March 2001, Chief Investment Officer William W. Priest managed the accounts while at Credit Suisse Asset Management and was the only individual responsible for selecting the securities to buy and sell.
(2)	Past performance is not indicative of future results.

EIP earns its revenues from managing client accounts under investment advisory and sub-advisory agreements. Such agreements provide for fees to EIP as a percentage of assets under management (“AUM”). Separate account fees are billed on a quarterly basis, in arrears, generally based on the account’s asset value at the end of a quarter. Fees for services performed for mutual funds under advisory and sub-advisory contracts are calculated based upon the daily net asset values of the respective fund, and are generally received in arrears. Advance payments, if received, are deferred and recognized during the periods for which services are provided.

The Company sponsors three mutual funds, the Epoch International Small Cap Fund (“EPIEX”), the Epoch Global Equity Shareholder Yield Fund (“EPSYX”), and the Epoch U.S. All Cap Equity Fund (“EPACX”).

The following table shows each of the Company-sponsored mutual fund’s performance, net of management fees, for the 6 months and 1 year ended June 30, 2008 and returns since fund inception as measured against their applicable benchmarks:

	Ticker Symbol	Inception Date	Returns*(1)
Mutual Fund(2)			6 Months	1 Year	Since Inception
Epoch International Small Cap Fund	EPIEX	25-Jan-05	-10.6%	-9.8%	17.2%
S&P/Citigroup EMI EPAC Index			-10.4%	-15.4%	13.1%
Epoch Global Equity Shareholder Yield Fund	EPSYX	27-Dec-05	-11.0%	-10.4%	7.8%
S&P/Citigroup BMI World Index			-10.3%	-10.7%	6.8%
Epoch U.S. All Cap Equity Fund	EPACX	25-Jul-05	-3.8%	-2.4%	6.2%
Russell 3000			-11.0%	-12.7%	3.7%

*	index and Fund returns assume dividend reinvestment
(1)	Past performance is not indicative of future results.
(2)	Represents institutional class of shares.

Growth Strategy

As the Company enters its fifth full year of operations, its growth strategy will continue to be focused on the development of distribution channels to offer its various products to a broad array of clients. These efforts have included, and will continue to include, developing relationships with investment advisory consultants, initiating managed accounts with third party institutions, and maintaining strong sub-advisory relationships.

The growth of total revenue and AUM for the past four fiscal years is set forth in the graphs below.

The following table provides information regarding the composition of our assets under management by distribution channel for the last three fiscal years:

Assets Under Management by Distribution Channel
(Dollars in Millions)

	As of June 30,
	2008		2007		2006
Distribution Channel:	Amount	% of Total	Amount	% of Total	Amount	% of Total
Institutional	$3,263	49.2%	$2,765	46.1%	$1,245	38.3%
Sub-advisory	3,080	46.4%	2,876	47.9%	1,715	52.7%
High net worth	291	4.4%	360	6.0%	293	9.0%
Total AUM	$6,634	100.0%	$6,001	100.0%	$3,253	100.0%

During the fiscal year ended June 30, 2008, approximately $28 million of AUM in separate accounts within the high net worth distribution channel transferred to the Epoch Global Absolute Return Fund, LLC, and approximately $8 million transferred to the Epoch U.S. All Cap Equity Fund, both of which are included within the Institutional distribution channel above.

The Company routinely evaluates its strategic position and maintains a disciplined acquisition and alliance effort which seeks complementary products or new products which could benefit clients. While the Company continues to actively seek such opportunities, there can be no assurance that acquisitions will be identified and consummated on terms that are favorable to the Company, its business and its stockholders. Management believes that opportunities are available, but will only act on opportunities that it believes are accretive to the Company’s long-term business strategy.

Paramount to the continued success of the business and the growth in existing products and retention of clients will be the Company’s ability to attract and retain key employees. The Company believes it offers competitive compensation to its employees, including share-based compensation, which the Company believes promotes a common objective with shareholders.

Competition

The investment advisory and investment management business is highly competitive. The Company continuously encounters competitors in the marketplace who offer similar products and services. Many of the Company’s competitors have well-established national reputations and greater financial resources and market share than the Company. The Company competes primarily on the basis of investment philosophy, performance, product features, range of products, and client service. While the Company believes it will be successful in obtaining and retaining new clients, it may be necessary to expend additional resources to compete effectively.

Significant Customers

For the fiscal year ended June 30, 2008, CI Investments Inc. (“CI”), a leading Canadian-owned investment management company for whom EIP acts as a sub-advisor, accounted for approximately 16% of consolidated revenues. Genworth Financial Asset Management, Inc. (“Genworth”), a prominent investment adviser, through its investments in the Epoch International Small Cap Fund (“EPIEX”) and the Epoch Global Equity Shareholder Yield Fund (“EPSYX”), as well as separate account mandates, accounted for approximately 25% of consolidated revenues. For the quarter ended June 30, 2008, CI and Genworth accounted for 15% and 21% of consolidated revenues, respectively. The Company’s services and relationships with these clients are important to the Company’s ongoing growth strategy, and retention of these customers is significant to the ongoing results of operations of the Company.

Regulation

The Company’s business, as well as the financial services industry, is subject to extensive regulation throughout the world. As a matter of public policy, regulatory bodies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In the U.S., the SEC is the federal agency responsible for the administration of the federal securities laws. The Financial Industry Regulatory Authority (“FINRA”) and the National Futures Association are voluntary, self-regulatory bodies composed of members that have agreed to abide by the respective bodies’ rules and regulations. Each of these U.S. regulatory organizations may examine the activities of, and may expel, fine and otherwise discipline, member firms and their employees. The laws, rules and regulations comprising this framework of regulation and the interpretation and enforcement of existing laws, rules and regulations are constantly changing. The effect of any such change cannot be predicted and may impact the manner of operation and profitability of the Company.

EIP, the Company’s sole operating subsidiary, is registered as an investment adviser with the SEC. As a registered investment adviser, EIP is subject to the requirements of the Investment Advisers Act and the SEC’s regulations thereunder. Requirements relate to, among other things, principal transactions between an adviser and advisory clients, as well as general anti-fraud prohibitions. The Company is subject to the filing and reporting obligations of the Securities Act of 1933, as amended (the “Securities Act”) and the Exchange Act. Regulators are empowered to conduct administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of an investment adviser or its directors, officers or employees.

The previous descriptions of the regulatory and statutory provisions applicable to the Company and EIP are not complete and are qualified in its entirety by reference to the particular statutory or regulatory provision. Any change in applicable laws or regulations may have a material effect on the Company’s business, prospects and opinions.

Employees

As of June 30, 2008, the Company employed 46 full-time employees, including 19 investment management, research and trading professionals, 14 marketing and client service professionals and 13 operations and business management professionals. None of our employees are subject to any collective bargaining agreements. The Company does not anticipate any material change in the number of employees.

Item 1A. Risk Factors

In addition to factors mentioned elsewhere in this Form 10-K or previously disclosed in our SEC filings, we believe these are all the material risks currently facing our business. Our business, financial condition or results of operations could be materially adversely affected by these risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. You should carefully consider the risks described below before making an investment decision. Epoch undertakes no obligation to revise the forward-looking statements contained in this Form 10-K to reflect events after the date of this Form 10-K.

Risks Related to Our Business

Investment performance affects the Company’s AUM relating to existing clients and is one of the most important factors in retaining clients and competing for new asset management business. Poor investment performance could impair the Company’s revenue and growth because:

•	existing clients might withdraw funds from the Company’s asset management business in favor of better performing products, which would result in lower investment advisory fees;
•	third-party financial intermediaries, advisers or consultants may rate the Company’s products poorly, which may result in client withdrawals and reduced asset flows from these third parties or their clients; or
•	firms with which the Company has strategic alliances may terminate such relationships with the Company, and future strategic alliances may be unavailable.

Some members of management are critical to the Company’s success, and the inability to attract and retain key employees could compromise the Company’s future success.

If key employees were to leave, whether to join a competitor or otherwise, the Company may suffer a decline in revenue or earnings and suffer an adverse effect on the Company’s financial position. Loss of key employees may occur due to perceived opportunity for promotion, increased compensation, work environment or other individual reasons, some of which may be beyond the Company’s control.

Future success will depend, to a significant extent, upon the services and efforts of the Company’s executive officers, particularly William W. Priest, Chief Executive Officer and Chief Investment Officer, Timothy T. Taussig, President and Chief Operating Officer, and, both J. Philip Clark and David N. Pearl, Executive Vice Presidents. These executives are responsible for determining the strategic direction of our business, and are integral to our brand and our reputation. Except for William W. Priest, there are no employment agreements with any other key employees. The loss of services of one or more these key employees, or failure to attract, retain and motivate qualified personnel could negatively impact the business, financial condition, results of operations and future prospects. As with other asset management businesses, future performance depends to a significant degree upon the continued contributions of certain officers, portfolio managers and other key marketing, client service and management personnel. There is substantial competition for these types of skilled personnel.

Negative performance of the securities markets could reduce revenues.

The Company’s investment advisory and investment management business also would be expected to generate lower revenues in a market or general economic downturn. Under the Company’s asset management business arrangements, investment advisory fees the Company receives typically are based on the market value of AUM. Accordingly, a decline in the prices of securities would be expected to cause the Company’s revenue and income to decline by:

•	causing the value of the Company’s AUM to decrease, which would result in lower investment advisory fees, and/or
•	causing some of the Company’s clients to withdraw funds from the Company’s asset management business in favor of investments they perceive as offering greater opportunity or lower risk, which also would result in lower investment advisory fees.

Our future results are dependent upon maintaining an appropriate level of expenses, which is subject to fluctuation.

The level of our expenses is subject to fluctuation and may increase for the following or other reasons: variations in the level of total compensation expense due to, among other things, bonuses, changes in our employee count and mix, and competitive factors. There may also be changes in costs to maintain and enhance our administrative and operating services infrastructure.

The Company’s investment style in the asset management business may underperform other investment approaches, which may result in significant client or asset departures or a reduction in AUM.

Even when securities prices are rising, performance can be affected by investment style. Many of the equity investment strategies in the Company’s asset management business share a common investment orientation towards fundamental security selection. The Company believes this style tends to outperform the market in some market environments and underperform it in others. In particular, a prolonged “growth” environment (i.e., a prolonged period whereby growth stocks outperform value stocks) may cause the Company’s investment strategy to go out of favor with some clients, consultants or third-party intermediaries. In combination with poor performance relative to peers, any changes in personnel, extensive periods in particular market environments, or other difficulties, may result in significant client or asset departures or a reduction in AUM.

Because the Company’s clients can remove the assets the Company manages on short notice, the Company may experience unexpected declines in revenue and profitability.

The Company’s investment advisory and sub-advisory contracts are generally cancellable upon very short notice. Institutional and individual clients, and firms with which the Company has strategic alliances, can terminate their relationship with the Company, reduce the aggregate amount of AUM or shift their funds to other types of accounts with different rate structures for a number of reasons — including investment performance, changes in prevailing interest rates and financial market performance. Poor performance relative to other investment management firms may result in decreased inflows into the Company’s investment products, increased withdrawals from the Company’s investment products, and the loss of institutional or individual accounts or strategic alliances. In addition, the ability to terminate relationships may allow clients to renegotiate for lower fees paid for asset management services.

In addition, in the U.S., as required by the Investment Advisers Act, each of the Company’s investment advisory contracts with the mutual funds the Company advises or sub-advises automatically terminates upon its “assignment,” or transfer of the Company’s responsibility for fund management. Each of the Company’s other investment advisory contracts subject to the provisions of the Investment Advisers Act, as required by this act, provides that the contract may not be “assigned” without the consent of the customer. A sale of a sufficiently large block of shares of the Company’s voting securities or other transactions could be deemed an “assignment” in certain circumstances. An assignment, actual or constructive, will trigger these termination provisions and could adversely affect the Company’s ability to continue managing these client accounts.

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

There may not be a consistent pattern in the Company’s financial results from period to period, which may make it difficult for the Company to achieve steady earnings growth on a quarterly basis and may cause the price of the Company’s common stock to decline.

The Company may experience significant fluctuations in revenue and profits. Because our revenues are based on the value of AUM, a decline in the value of AUM would adversely affect our revenues. As a result of market fluctuations, it may be difficult for the Company to achieve steady earnings growth on a quarterly basis, which could lead to large adverse movements in the price of the Company’s common stock or increased volatility in the Company’s stock price. Additionally, in periods of slowing growth or declining revenues, profits and profit margins are adversely affected because certain expenses remain relatively fixed.

Access to clients through intermediaries is important to the Company’s asset management business, and reductions in referrals from such intermediaries or poor reviews of the Company’s products or the Company’s organization by such intermediaries could materially reduce the Company’s revenue and impair the Company’s ability to attract new clients.

The Company’s ability to market its services relies, in part, on receiving mandates from the client base of international and regional securities firms, banks, insurance companies, defined contribution plan administrators, investment consultants and other intermediaries. To an increasing extent, the Company’s business uses referrals from accountants, lawyers, financial planners and other professional advisers. The inability to have this access could materially adversely affect the Company’s business. In addition, many of these intermediaries review and evaluate the Company’s products and the Company’s organization. Poor reviews or evaluations of either the particular products or of the Company may result in client withdrawals or an inability to attract new assets through such intermediaries.

The Company derives a substantial percentage of its revenues from two significant clients.

CI and Genworth accounted for approximately 16% and 25%, respectively, of revenues for FY 2008 and 15% and 21%, respectively, of revenues for the quarter ended June 30, 2008. A loss of either one of these clients could negatively impact results of operations of the Company.

Employee misconduct could harm the Company by impairing the Company’s ability to attract and retain clients and subjecting the Company to significant legal liability and reputational harm, and this type of misconduct is difficult to detect and deter.

There have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry, and the Company runs the risk that employee misconduct could occur in the Company’s business, as well. For example, misconduct by employees could involve the improper use or disclosure of confidential information, which could result in regulatory sanctions and serious reputational or financial harm. In the Company’s business, the Company has discretion to trade client assets on the client’s behalf and must do so acting in the best interest of the client. As a result, the Company is subject to a number of obligations and standards, and the violation of those obligations or standards may adversely affect the Company’s clients and the Company. The Company has adopted and implemented a number of insider trading, code of ethics, and other related policies and procedures to address such obligations and standards. It is not always possible to deter employee misconduct, and the precautions the Company takes to detect and prevent this activity may not be effective in all cases.

Various factors may prevent the declaration and payment of common stock dividends.

The Company began to pay a quarterly dividend, commencing in the quarter ended December 31, 2007. However, the payment of dividends in the future is subject to the discretion of the Company’s Board of Directors, and various other factors may prevent us from paying dividends. Our board of directors will take into account such matters as general business conditions, the Company’s financial results, contractual obligations, and legal and regulatory restrictions.

The Company may pursue acquisitions or joint ventures that could present unforeseen integration obstacles or costs and could dilute the stock ownership of the Company’s stockholders and holders of the Company’s equity securities.

As part of the Company’s long-term business strategy, the Company may pursue joint ventures and other transactions aimed at expanding the geography and scope of the Company’s operations. The Company expects to explore partnership opportunities that the Company believes to be attractive. While the Company is not currently in negotiations with respect to material acquisitions or joint ventures, the Company routinely assesses its strategic position and may in the future seek acquisitions or other transactions to further enhance the Company’s competitive position. If the Company is not correct when it assesses the value, strengths and weaknesses, liabilities and potential profitability of acquisition candidates or is not successful in integrating the operations of the acquired business, the success of the combined business could be compromised.

Acquisitions and joint ventures involve a number of risks and present financial, managerial and operational challenges, including potential disruption of the Company’s ongoing business and distraction of management, difficulty with integrating personnel and financial and other systems, hiring additional management and other critical personnel and increasing the scope, geographic diversity and complexity of the Company’s operations. The Company’s clients may react unfavorably to the Company’s acquisition and joint venture strategy, the Company may not realize any anticipated benefits from acquisitions, and the Company may be exposed to additional liabilities of any acquired business or joint venture, any of which could materially adversely affect the Company’s revenue and results of operations. In addition, future acquisitions or joint ventures may involve the issuance of additional shares of the Company’s common stock, which would dilute existing ownership of the Company.

Other operational risks may disrupt the Company’s business, result in regulatory action against the Company, or limit the Company’s growth.

The Company’s business is dependent on communications and information systems, including those of the Company’s vendors. Any failure or interruption of these systems, whether caused by fire, other natural disaster, power or telecommunications failure, act of terrorism or war or otherwise, could materially adversely affect the Company’s operating results. Although the Company has back-up systems in place, the Company’s back-up procedures and capabilities in the event of a failure or interruption may not be adequate.

The Company relies heavily on its financial, accounting, trading, compliance and other data processing systems. If any of these systems do not operate properly or are disabled, the Company could suffer financial loss, a disruption of the Company’s business, liability to clients, regulatory intervention or reputational damage. The inability of the Company’s systems to accommodate an increasing volume of transactions also could constrain the Company’s ability to expand its businesses. The Company expects that it will need to continue to upgrade and expand these capabilities in the future to avoid disruption of, or constraints on, the Company’s operations.

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

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

We have documented and tested our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors regarding the Company’s internal control over financial reporting. We are in compliance with Section 404 of the Sarbanes-Oxley Act as of June 30, 2008. However, if we fail to maintain adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. In addition, failure to maintain an effective internal control environment could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

Fluctuations in foreign currency exchange rates could lower the Company’s net income or negatively impact the portfolios of the Company’s clients and may affect the levels of the Company’s AUM.

Although most portfolios are in U.S. dollar base currency, certain client portfolios are invested in securities denominated in foreign currencies. Foreign currency fluctuations can adversely impact investment performance for a client’s portfolio. Accordingly, foreign currency fluctuations may affect the levels of the Company’s AUM. As the Company’s AUM includes assets that are denominated in currencies other than U.S. dollars, an increase in the value of the U.S. dollar relative to those non-U.S. currencies may result in a decrease in the dollar value of the Company’s AUM, which, in turn, would result in lower U.S. dollar denominated revenue in the Company’s business. Additionally, while this risk may be limited by foreign currency hedging, some risks cannot be hedged and there is no guarantee that the Company’s hedging activity will be successful. Poor performance may result in decreased AUM, stemming from withdrawal of client assets or a decrease in new assets being raised in the relevant product.

Certain changes in accounting and/or financial reporting standards issued by the Financial Accounting Standards Board (“FASB”), the SEC or other standard-setting bodies could have a material adverse impact on the Company’s financial position or results of operations.

The Company is subject to the application of U.S. generally accepted accounting principles (“GAAP”), which periodically are revised and/or expanded. As such, the Company periodically is required to adopt new or revised accounting and/or financial reporting standards issued by recognized accounting standard setters or regulators, including the FASB and the SEC. It is possible that future requirements, including the recently proposed implementation of International Financial Reporting Standards (“IFRS”), could change the Company’s current application of GAAP, resulting in a material adverse impact on the Company’s financial position or results of operations.

Sales of a substantial number of shares of our common stock may adversely affect the market price of our common stock.

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock.

Risks Related to Our Industry

The Company faces strong competition from financial services firms, many of whom have the ability to offer clients a wider range of products and services than the Company can offer, which could lead to pricing pressures that could materially adversely affect the Company’s revenue and profitability.

The financial services industry is intensely competitive and the Company expects it to remain so. In addition to performance, the Company competes on the basis of a number of factors including the quality of the Company’s employees, transaction execution, the Company’s products and services, innovation, reputation and price. The Company believes that it will experience pricing pressures in the future as some of the Company’s competitors seek to obtain increased market share by reducing fees.

The Company faces increased competition due to a trend toward consolidation.

In recent years, there has been substantial consolidation and convergence among companies in the financial services industry. In particular, a number of large commercial banks, insurance companies and other broad-based financial services firms have established or acquired asset managers or have merged with other financial institutions. Many of these firms have the ability to offer a wide range of products, from loans, deposit-taking and insurance to brokerage and asset management services, which may enhance their competitive position. They also have the ability to support financial advisory services, with commercial banking, insurance and other financial services revenue in an effort to gain market share, which could result in pricing pressure in the Company’s business.

Any event that negatively affects the asset management industry could have a material adverse effect on the Company.

Any event affecting the asset management industry that results in a general decrease in AUM or a significant general decline in the number of advisory clients or accounts could negatively impact revenues. Future growth and success depends, in part, upon the growth of the asset management industry.

The financial services industry faces substantial litigation and regulatory risks, and the Company may face damage to the Company’s professional reputation and legal liability if the Company’s services are not regarded as satisfactory or for other reasons.

As a financial services firm, the Company depends, to a large extent, on the Company’s relationships with its clients and the Company’s reputation for integrity and high-caliber professional services to attract and retain clients. As a result, if a client is not satisfied with the Company’s services, such dissatisfaction may be more damaging to the Company’s business than to other types of businesses.

In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against financial advisers has been increasing. In the Company’s business, the Company makes investment decisions on behalf of its clients which could result in substantial losses. This may subject the Company to the risk of legal liabilities or actions alleging negligent misconduct, breach of fiduciary duty or breach of contract. These risks often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. The Company’s engagements typically include broad indemnities from the Company’s clients and provisions designed to limit the Company’s exposure to legal claims relating to the Company’s services, but these provisions may not protect the Company or may not be adhered to in all cases. The Company also may be subject to claims arising from disputes with employees for alleged discrimination or harassment, among other things. These risks often may be difficult to assess or quantify, and their existence and magnitude often remain unknown for substantial periods of time. As a result, the Company may incur significant legal expenses in defending against litigation. Substantial legal liability or significant regulatory action against the Company could materially adversely affect the Company’s business, financial condition or results of operations or cause significant reputational harm to the Company, which could seriously harm the Company’s business.

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

Extensive regulation of the Company’s business limits the Company’s activities and results in ongoing exposure to the potential for significant penalties, including fines or limitations on the Company’s ability to conduct its business.

The financial services industry is subject to extensive regulation. The Company is subject to regulation by governmental and self-regulatory organizations in the jurisdictions in which the Company operates around the world. Many of these regulators, including U.S. and non-U.S. government agencies and self-regulatory organizations, as well as state securities commissions in the U.S., are empowered to conduct administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of an investment adviser. The requirements imposed by the Company’s regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with the Company and are not designed to protect the Company’s stockholders. Consequently, these regulations often serve to limit the Company’s activities, including customer protection and market conduct requirements.

The Company faces the risk of significant intervention by regulatory authorities, including extended investigation and surveillance activity, adoption of costly or restrictive new regulations and judicial or administrative proceedings that may result in substantial penalties. Among other things, the Company could be fined or be prohibited from engaging in some of the Company’s business activities. In addition, the regulatory environment in which the Company operates is subject to modifications and further regulation. New laws or regulations or changes in the enforcement of existing laws or regulations applicable to the Company and the Company’s clients also may adversely affect the Company’s business, and the Company’s ability to function in this environment will depend on the Company’s ability to constantly monitor and react to these changes. In addition, the regulatory environment in which the Company’s clients operate may impact the Company’s business. For example, changes in antitrust laws or the enforcement of antitrust laws could affect the level of mergers and acquisitions activity and changes in state laws may limit investment activities of state pension plans.

In particular, for asset management businesses in general, there have been a number of highly publicized regulatory inquiries that focus on the mutual funds industry. These inquiries already have resulted in increased scrutiny in the industry and new rules and regulations for mutual funds and their investment managers. This regulatory scrutiny, along with rulemaking initiatives, may result in an increase in operational and compliance costs or the assessment of significant fines or penalties against the Company and may otherwise limit the Company’s ability to engage in certain activities.

In addition, financial services firms are subject to numerous conflicts of interests or perceived conflicts. The Company has adopted various policies, controls and procedures to address or limit actual or perceived conflicts and regularly seeks to review and update the Company’s policies, controls and procedures. However, these policies and procedures may result in increased costs, additional operational personnel, and increased regulatory risk. Failure to adhere to these policies and procedures may result in regulatory sanctions or client litigation.

Specific regulatory changes also may have a direct impact on the revenue of the Company’s asset management business. In addition to regulatory scrutiny and potential fines and sanctions, regulators continue to examine different aspects of the asset management industry. Other proposed rules that are currently under consideration include potential limitations on investment activities in which an adviser may engage, such as hedge funds and mutual funds, increased disclosure of adviser and fund activities, and changes in compensation for mutual fund sales. These regulatory changes and other proposed or potential changes may result in a reduction of revenue associated with these activities.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company leases all office space. Our principal offices consist of the following properties:

Location	Approximate Square Feet	Lease Expiration
640 Fifth Avenue, New York, NY(1)	13,100	September 2015
15303 Ventura Boulevard, Sherman Oaks, CA	300	Annual

(1)	Our principal executive office

The Company is also the primary party to a lease in New York, NY with approximately 8,500 square feet, which expires in November 2010. In January 2002, a sublease agreement was executed with an unrelated third party for this property. While the Company remains responsible under terms of the original lease, the subtenant has assumed those responsibilities and is performing its obligations under the sublease agreement. Proceeds from the sublease, net of profit sharing with the landlord, more than offset the Company’s obligations under this lease.

Management believes the office space utilized by the Company is adequate for its existing operating needs and that suitable additional space will be available as and when needed.

Additional information about our occupancy costs, including commitments under non-cancellable leases, is contained in Note 8 of the “Notes to Consolidated Financial Statements” included in this Form 10-K under Item 8.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of our fiscal year ended June 30, 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock trades on the NASDAQ Capital Market under the trading symbol “EPHC.”

Stock Performance Graph

The graph and table on the following page compares the performance of an investment in our Common Stock from June 30, 2003 through June 30, 2008 with the Russell 2000 Index, an index comprised of public companies with the Standard Industrial Classification (“SIC”) Code 6282, Investment Advice, and the SNL Asset Managers Index, a composite of publicly traded asset management companies. The graph assumes a $100 investment in our Common Stock on June 30, 2003, and an equal investment in each of the selected indices, including reinvestment of dividends, if any. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

It should be noted that we did not become involved in the investment advisory business until June 2004, and previously had been involved in other lines of business. Accordingly, we believe the selected indices represent a foundation for comparisons only since June 2, 2004.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Epoch Holdings Corporation, The Russell 2000 Index,
SIC Code 6282 and the SNL Asset Manager Index

*$100 invested on 6/30/03 in stock & index-including reinvestment of dividends.
Fiscal year ending June 30.

Vertical line represents commencement of investment advisory operations, June 2004

Source: Research Data Group, Inc.

The foregoing graph shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in any previous or future documents filed by the Company with the SEC under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates the information by reference in any such document.

	6/03	6/04	6/05	6/06	6/07	6/08
Epoch Holding Corporation	100.00	428.97	614.85	726.38	1914.62	1310.69
Russell 2000	100.00	133.37	145.96	167.24	194.73	163.19
SNL Asset Manager Index	100.00	124.93	168.33	201.07	277.93	226.65
SIC Code 6282	100.00	120.64	158.71	190.34	272.69	222.69

The following companies are included in the SNL Asset Manager Index: Affiliated Managers Group Inc., AllianceBernstein Holding L.P., Alternative Asset Management Acquisition Corp., August Financial Holding Co., BKF Capital Group Inc., BlackRock Inc., Blackstone Group L.P., Brookfield Asset Management, Calamos Asset Management Inc., Cohen & Steers Inc., Diamond Hill Investment Group, Eaton Vance Corp., Epoch Holding Corp., Federated Investors Inc., Fortress Investment Group LLC., Franklin Resources Inc., GAMCO Investors Inc., GLG Partners Inc., Hennessy Advisors Inc., Integrity Mutual Funds Inc., Invesco Ltd., Janus Capital Group Inc., Legg Mason Inc., Och-Ziff Capital Management Group, Pzena Investment Management Inc., SEI Investments Co., T. Rowe Price Group Inc., Tailwind Financial Inc., Triplecrown Acquisition Corp., U.S. Global Investors Inc., Value Line Inc., W.P. Stewart & Co. LTD., Waddell & Reed Financial Inc., Westwood Holdings Group Inc.

The following table sets forth the high and low closing prices during each fiscal quarter for the past two years as well as the closing price at the end of each fiscal quarter presented.

	FY 2008			FY 2007
	High Price	Low Price	Quarter- end Price	High Price	Low Price	Quarter- end Price
Quarter ended:
September 30	$16.42	$10.63	$14.08	$6.62	$4.12	$6.34
December 31	$15.00	$11.05	$15.00	$9.94	$6.01	$9.94
March 31	$14.38	$10.01	$11.98	$16.35	$8.96	$13.22
June 30	$12.62	$9.11	$9.11	$17.60	$12.60	$13.39

The closing price for our common stock as reported on the NASDAQ Capital Market on September 8, 2008 was $11.54. As of September 8, 2008 there were approximately 1,075 holders of record of the Company’s common stock. As many of the shares are held in street nominee name, management believes the number of beneficial owners of our common stock is substantially higher.

Common Stock Dividends

The Company commenced declaring and paying quarterly dividends on its common stock in the quarter ended December 31, 2007. The dividend rate was $.025 per share per quarter, for each of the quarters ended December 31, 2007, March 31, 2008, and June 30, 2008. A total of $1.5 million of dividends were declared and paid during the fiscal year ended June 30, 2008. No cash dividends were paid on the Company’s common stock during the fiscal year ended June 30, 2007.

Effective with the first quarter of fiscal year 2009, the Company increased its quarterly dividend by 20%, from $0.025 to $0.03 per share. The Company expects quarterly dividends going forward to be paid in February, May, August and November of each fiscal year, and anticipates a total annual dividend of $0.12 per common share. However, the actual declaration of future cash dividends, and the establishment of record and payment dates, will be subject to final determination by the Board of Directors each quarter after its review of the Company’s financial performance, as well as general business conditions, capital requirements, and any contractual, legal and regulatory restrictions.

Preferred Stock Dividends

As a result of the November 7, 2006 preferred stock issuance, the Company began paying semi-annual dividends on newly issued Series A Convertible Preferred Stock, payable December 31 and June 30 of each year. The semi-annual dividend payments were $230 thousand. The Company paid $460 thousand in preferred dividends during the fiscal year ended June 30, 2008 and $299 thousand in preferred dividends during the fiscal year end June 30, 2007 which represents dividends for the period November 7, 2006 through June 30, 2007.

On July 1, 2008, the holder of the 10,000 shares of Series A Convertible Preferred Stock (“the Preferred Stock”) outstanding, with a face value of $10,000,000, converted the Preferred Stock to 1,666,667 shares of Common Stock. Accordingly, the Series A Convertible Preferred Stock has been cancelled and the conversion eliminates the holder’s rights to receive the semi-annual dividends on the Preferred Stock.

Rule 10b5-1 Plans

Our executive officers may purchase or sell shares of our common stock in the market from time to time. The Company’s management encourages these officers to make these transactions through plans that comply with Exchange Act Rule 10b5-1(c). The Company does not receive any proceeds related to these transactions.

Equity Compensation Plan Information

The following table provides information regarding the status of the Company’s equity plans at June 30, 2008:

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options and Lifting of Restrictions on Common Stock (A)	Weighted-Average Price of Outstanding Restricted Stock and Weighted-Average Exercise Price of Outstanding Options (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)
1992 Incentive and Non-qualified Stock Option Plan(a)	460,000	$10.18	—
2004 Omnibus Long-Term Incentive Compensation Plan(b)	1,228,341	$7.34	664,826
Equity compensation plans not approved by security holders(c)	575,000	$12.59	—
Total	2,263,341		664,826

(a)	The Company’s 1992 Incentive and Non-qualified Stock Option Plan expired on September 30, 2002. The remaining options under this plan will remain outstanding until they are exercised, cancelled or expire.
(b)	Stockholders of the Company approved the 2004 Omnibus Long-Term Incentive Compensation Plan at the Company’s Annual Meeting of Stockholders on November 18, 2004. All securities currently issued under this plan are currently outstanding in the form of restricted stock, which vest over a three year period for employees and one year for non-employee directors. In the event recipients do not fulfill their continuing employment or director obligations, unvested shares of restricted stock will be cancelled and returned to the plan for future issuance, unless the Compensation Committee of the Company waives the forfeiture provisions in whole or in part.
(c)	On September 14, 1999, non-qualified stock options to purchase an aggregate of 140,000 shares of Common Stock were granted to the J Net Board of Directors and a non-employee then serving as the Secretary at an exercise price of $9.00 per share, the fair market value on the date of grant. The options vested 50% on each of the first and second anniversaries of the date of grant and expire ten years from the date of grant. On October 31, 2001, 30,000 options were cancelled as a result of a director’s resignation. Additionally, 35,000 options were exercised in FY 2007.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On June 24, 2008, the Company’s Board of Directors approved the repurchase of up to a maximum of 250,000 shares, or just over 1%, of the Company’s fully diluted outstanding common stock. The repurchase plan calls for the repurchases to be made in the open market and/or in privately negotiated transactions from time to time in compliance with applicable laws, rules and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to prevailing market and business conditions. The plan does not obligate the Company to purchase any particular number of shares, and may be suspended or discontinued at any time. The repurchase plan will expire on June 30, 2009.

The following displays information with respect to the treasury shares the Company purchased during the fiscal year ended June 30, 2008.

Period	Total Number of Shares Repurchased	Average Price per Share	Total No. of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum No. of Shares That May Yet to Be Purchased Under the Plans or Programs
June 24 through June 30, 2008	8,900	$9.25	8,900	241,100

In addition to this program, for the year ended June 30, 2008, the Company repurchased 136,235 shares from employees, and subsequently sold those shares as part of a share withholding program to satisfy employees’ payroll tax liabilities attributable to the vesting of restricted stock awards.

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

The following selected historical consolidated financial data should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” of this Form 10-K.

SELECTED FINANCIAL DATA
(Dollars in Thousands, Except Share Data)

	For the Years Ended June 30,				Date of Inception April 14, 2004 Through June 30, 2004
	2008	2007	2006	2005
Consolidated Statements of Operations Data:
Investment advisory and management fees	$33,634	$22,964	$10,136	$4,120	$70
Performance fees	172	971	95	187	—
Total operating revenues	33,806	23,935	10,231	4,307	70
Expenses:
Employee related costs (excluding share-based compensation)	17,711	13,878	8,641	5,777	135
Share-based compensation	4,176	6,267	4,670	3,427	771
Other expenses	8,065	6,307	3,975	3,378	236
Total operating expenses	29,952	26,452	17,286	12,582	1,142
Operating income (loss)	3,854	(2,517)	(7,055)	(8,275)	(1,072)
Other income(1)	6,049	10,509	1,106	1,167	59
Provision for (benefit from) income taxes(2)	867	99	(227)	—	—
Income (loss) from continuing operations, net of taxes	9,036	7,893	(5,722)	(7,108)	(1,013)
Income from discontinued operations, net of $0 taxes	—	—	—	571	21
Net income (loss)	9,036	7,893	(5,722)	(6,537)	(992)
Cumulative preferred stock dividends	460	299	—	—	—
Non-cash charge attributable to beneficial conversion feature of preferred stock	—	700	—	—	—
Net income (loss) available to common stockholders	$8,576	$6,894	$(5,722)	$(6,537)	$(992)

Balance Sheet Data(6):
Cash and cash equivalents	$37,436	$3,097	$2,234	739	$7,090
Short-term investments	—	21,850	5,400	7,600	8,467
Accounts receivable	6,391	6,293	2,486	1,221	70
Total assets	54,349	39,374	13,568	13,031	17,152
Long term borrowings	—	—	—	—	—
Total liabilities	9,004	3,931	4,713	3,454	4,465
Total stockholders' equity	45,345	35,443	8,855	9,577	12,687

Common Share Data:
Earnings (loss) per share from continuing operations:
Basic	$0.42	$0.35	$(0.31)	$(0.39)	$(0.15)
Diluted	$0.41	$0.35	$(0.31)	$(0.39)	$(0.15)
Basic and diluted earnings per share from discontinued operations	$—	$—	$—	$0.03	$—
Cash dividends declared and paid per common share(3)	$0.075	$—	$—	$—	$—
Weighted average shares outstanding:(4)
Basic	20,181	19,726	18,724	18,025	6,718
Diluted	21,911	20,807	18,724	18,025	6,718

Other Supplemental Data:
Working Capital	$36,792	$32,685	$6,945	$7,367	$11,888
Current Ratio(5)	5.62	12.63	2.99	4.26	3.91
Cash provided by (used in) operations	11,349	2,389	(1,133)	(5,909)	(247)
Assets under management (in millions):
Institutional	$3,263	$2,765	$1,245	$233	$28
Sub-advised	3,080	2,876	1,715	922	609
High net worth	291	360	293	247	211
Total AUM	$6,634	$6,001	$3,253	$1,402	$848
Number of employees	46	43	38	28	28

(1)	Other income includes both cumulative dividends received and realized gains recognized from dispositions of certain of the Company’s privately held investments. See Note 5 to the financial statements for further details.
(2)	Provision for income taxes was reduced in FY 2008 by the release of a valuation allowance against certain deferred tax assets, and in FY 2007 by the utilization of net operating loss carryforwards (see Note 13 to the Consolidated Financial Statements).
(3)	The Company commenced paying dividends in the quarter ended December 31, 2007.
(4)	Weighted average shares outstanding for 2004 are based on 1,000 shares from April 14, 2004 through June 1, 2004, representing issued and outstanding shares of Epoch up to the date of the merger. Beginning June 2, 2004, issued and outstanding shares were 17,834,737. Accordingly, the total weighted average shares outstanding from April 14, 2004 (date of inception) to June 30, 2004 were 6,717,602.
(5)	Current ratio is derived by dividing current assets by current liabilities.
(6)	Certain prior year amounts have been reclassified to conform to the 2008 presentation.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company provides investment advisory and investment management services to its clients. Its operating subsidiary, EIP, is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Investment Advisors Act”). Its business operations are to manage investment assets for retirement plans, mutual funds, endowments, foundations, and high net worth individuals. Revenues are generally derived as a percentage of assets under management (“AUM”). Therefore, among other factors, revenues are dependent on (i) performance of financial markets, (ii) the ability to maintain existing clients, and (iii) changes in the composition of AUM. The management team is led by William W. Priest. Mr. Priest has over 40 years of experience in the investment advisory business. The overall investment philosophy is focused on achieving a superior risk-adjusted return by investing in companies that generate free cash flow and are undervalued relative to the investment team’s fair value determinations. Security selection and portfolio construction are designed to protect capital in declining markets while participating in rising markets.

Financial Highlights

The Company continued to achieve positive operating leverage for the fiscal year ended June 30, 2008, which is defined as the total revenue growth rate that exceeds the rate of growth of expenses. Total operating revenue increased by 41% while total operating expenses increased by 13%. Operating margins continue to improve. The Company achieved a positive operating margin, climbing to 11% for the fiscal year ended June 30, 2008. The main driver of this positive trend has been the increase in AUM, led primarily by an increase in sub-advisory and institutional mandates. The Company finished the fiscal year ended June 30, 2008 with AUM of $6.6 billion, an increase of $0.6 billion, or approximately 11%, from $6.0 billion a year ago.

			Change
(Dollars in Thousands)	2008	2007	$	%
Operating income (loss)	$3,854	$(2,517)	$6,371	N/A
Operating margin percentage	11%	(11)%

Net Income	$9,036	$7,893	$1,143	14%

For the year ended June 30, 2008, the Company achieved an operating profit of $3.9 million, an improvement of $6.4 million from the same period a year ago. This increase was the result of a $9.9 million, or 41% increase in operating revenues — led by higher AUM levels, driven by new business mandates and flows into existing accounts.

Partially offsetting this revenue increase was a $3.8 million, or 28%, increase in employee related costs from the prior year primarily due to higher incentive based compensation as well as additions of senior staff in the latter part of the prior fiscal year and during the current year.

For the year ended June 30, 2008, the Company recorded net income of $9.0 million, an increase of $1.1 million from the same period a year ago. Offsetting the $6.4 million improvement in operating profit were the following:

•	Other income decreased by $4.5 million from the prior year. The prior year included $8.1 million in non-recurring dividends and realized gains from the disposition of privately held investments. In the current year, non-recurring realized gains from the sale of marketable securities received in conjunction with one of the above dispositions were $3.7 million (see “Significant Transactions”).
•	Income tax expense increased by $0.8 million from the prior year.

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

The financial environment globally and in the United States was volatile during fiscal 2008 and challenging market conditions persisted throughout most of our fiscal year. Continued contraction in worldwide credit markets due in part to sub-prime lending issues, which began in the summer of 2007, a weaker U.S. dollar, major write-downs related to the credit crisis within the financial sector, and record high oil prices continued to concern investors about the state of the U.S. and global economies. During fiscal 2008 the U.S. Federal Reserve reduced the federal funds rate to 2.25%, down from 5.25% a year ago, in an effort to ease the impact of the credit crisis. All three major U.S. equity market indices declined during the fiscal year. Investors with globally diversified exposure to equity markets also saw declines during the year.

Assuming dividend reinvestment, the Dow Jones Industrial Average,(1) NASDAQ Composite Index(2) and the S&P 500(3) were down 13.3%, 11.2% and 13.1%, respectively, for the fiscal year. On a broad basis, developed global markets, as represented by the MSCI World Index,(4) decreased by 10.2%. The financial environment in which we operate continues to be challenging moving into fiscal 2009. We expect the challenges presented by the credit markets to persist throughout the next fiscal year. We cannot predict how these uncertainties will impact the Company’s results.

(1)	Dow Jones Industrial Average is a trademark of Dow Jones & Company, which is not affiliated with Epoch.
(2)	NASDAQ is a trademark of the NASDAQ Stock Market, Inc., which is not affiliated with Epoch.
(3)	S&P is a trademark of Standard & Poor’s, a division of the McGraw-Hill Companies, Inc., which is not affiliated with Epoch.
(4)	MSCI World Index is a trademark of MSCI Inc., which is not affiliated with Epoch.

Results of Operations

Assets Under Management

The Company’s AUM has continued to increase, although at a reduced pace compared with the previous year. The graph below depicts the AUM growth by distribution channel for the past three fiscal years.

AUM as of June 30, 2008 was $6.6 billion compared with AUM of $6.0 billion and $3.3 billion at June 30, 2007 and 2006, respectively. A summary of AUM by distribution channel at each fiscal year end follows (dollars in millions):

	For Fiscal Years Ended June 30,
	2008		2007		2006
	Amount	Percentage Change	Amount	Percentage Change	Amount
Institutional	$3,263	18%	$2,765	122%	$1,245
Sub-advised	3,080	7%	2,876	68%	1,715
High net worth	291	(19)%	360	23%	293
	$6,634	11%	$6,001	84%	$3,253

During the fiscal year ended June 30, 2008, approximately $28 million of AUM in separate accounts within the High net worth distribution channel transferred to the Epoch Global Absolute Return Fund, LLC, and approximately $8 million transferred to the Epoch U.S. All Cap Equity Fund, both of which are included within the Institutional distribution channel above.

The charts presented below depict the fiscal year end composition of AUM by distribution channel, as a percentage of total AUM for FY 2008, FY 2007, and FY 2006, respectively:

The following charts show the Company’s products as a percentage of AUM as of June 30, 2008 and 2007, respectively.

			Change
(Dollars in Thousands)	2008	2007	$	%
Operating Revenues
Investment advisory and management fees	$33,634	$22,964	$10,670	46%
Performance fees	172	971	(799)	(82)%
Total operating revenues	$33,806	$23,935	$9,871	41%

The increase in total revenues for the fiscal year ended June 30, 2008 was attributable to an increase in AUM, driven by new business mandates and flows into existing accounts, offset by market depreciation. Partially offsetting this increase was a reduction in performance fees, stemming from reduced overall market returns compared to the prior year.

AUM increased by 11% during fiscal year 2008, to $6.6 billion. Institutional business increased 18%, to $3.3 billion during fiscal year 2008, while the sub-advisory business increased by 7%, to $3.1 billion.

A significant percentage of revenues in FY 2008 were derived from two clients, CI and Genworth. CI represented 16% of FY 2008 consolidated revenues while Genworth, through its investments in the Epoch International Small Cap Fund (“EPIEX”) and the Epoch Global Equity Shareholder Yield Fund (“EPSYX”), as well as separate account mandates, represented approximately 25%.

			Change
(Dollars in Thousands)	2008	2007	$	%
Employee related costs (excluding share-based compensation)	$17,711	$13,878	$3,833	28%
As of percent of total revenue	52%	58%

Increased employee headcount to support the growth and expansion of the business, coupled with higher incentive based compensation, were the primary reasons for the increase in this expense. Employee headcount averaged 46 persons for FY 2008 compared with 40 persons for FY 2007. These expenses for the fiscal year ended June 30, 2008 included $9.4 million of bonuses and sales commissions as compared to $7.3 million for the fiscal year ended June 30, 2007. We expect the level of overall employee related costs to increase in future periods due to changes in staffing levels to support the growth and expansion of our business.

			Change
(Dollars in Thousands)	2008	2007	$	%
Share-based compensation	$4,176	$6,267	$(2,091)	(33)%
As of percent of total revenue	12%	26%

The Company believes that share-based compensation promotes unity in the workplace and a common objective with shareholders. Employee share-based compensation expense is recognized as follows: 12.5% immediately and the remaining 87.5% ratably over the three-year vesting period of those awards.

Amortization of the shares issued to employee owners in connection with the acquisition of EIP in June 2004, which equaled approximately $3.1 million per year, was completed as of June 30, 2007. This is the primary reason for the reduction in this expense. This reduction was partially offset by amortization of new stock awards.

In the fiscal year ended June 30, 2008, a total of 491,528 shares of restricted stock were issued to employees. A total of 61,441 shares of the awards, or approximately 12.5% of the shares issued, were immediately vested. The remaining 87.5% of the shares vest over the subsequent three years. A total of 163,365 shares were forfeited by terminated employees in the fiscal year ended June 30, 2008.

During the fiscal year ended June 30, 2008, a total of 35,604 shares were granted to non-employee directors of the Company for FY 2008 services. These directors’ shares are subject to a one-year vesting period, or immediately in the event of death or disability. The related share-based compensation expense is recognized ratably over the one-year vesting period of those awards.

			Change
(Dollars in Thousands)	2008	2007	$	%
General, administrative and occupancy	$5,164	$3,891	$1,273	33%
As of percent of total revenue	15%	16%

General, administrative and occupancy expenses consist primarily of office rentals, travel and entertainment expenses, information technology expenses, utilities, and other office related expenses. Increases in market data services and information technology costs due to continued business expansion, increased travel to support distribution efforts, as well as rent on additional office space leased at the Company’s headquarters in February 2007, were the primary contributors for this expense increase. This increase is expected to continue during the next fiscal year as a result of increased travel to support distribution efforts as well as increased market data services and technology costs.

			Change
(Dollars in Thousands)	2008	2007	$	%
Professional service fees	$2,481	$2,020	$461	23%
As of percent of total revenue	7%	8%

Professional service fees consist primarily of outside legal fees for SEC compliance and general corporate legal affairs, independent accountants’ fees, employee placement fees, and other professional services.

The primary reason for this increase was increased tax consulting services. In addition, increased legal fees in conjunction with our continued business expansion and review of strategic opportunities also contributed to the increase.

			Change
(Dollars in Thousands)	2008	2007	$	%
Depreciation and amortization	$420	$396	$24	6%

The increase in depreciation and amortization expense is the result of a full year of amortization of the costs of new leasehold improvements incurred in connection with the Company’s additional space obtained at its headquarters in February 2007.

			Change
(Dollars in Thousands)	2008	2007	$	%
Other income	$6,049	$10,509	$(4,460)	(42)%

For the year ended June 30, 2008, other income was $6.0 million, a decrease of $4.5 million from the comparable period a year ago. The current year includes non-recurring realized gains of $3.7 million from the sales of marketable securities and $0.5 million of realized gains from the Strategic Data Corporation transaction. The comparable period a year ago included $8.1 million of non-recurring cumulative dividends and realized gains recognized from the disposition of privately held investments (see “Significant Transactions”).

The Company does not anticipate other income levels being as high during the next fiscal year.

			Change
(Dollars in Thousands)	2008	2007	$	%
Provision for income taxes	$867	$99	$768	776%
Effective income tax rate	8.8%	1.2%

The Company was not subject to regular income tax rates in the prior year because of its net operating loss carry forwards, but was obligated to pay tax under the federal alternative minimum tax (“AMT”), which limits the application of net operating loss carry forwards to 90% of taxable income, in addition to certain AMT adjustments.

The Company is subject to regular income tax rates in the current year, as the remaining net operating losses available to be utilized by the Company are subject to annual limitations, and are less, in the aggregate, than were available in the prior year. The total provision for income taxes in the current year was significantly reduced by a release of valuation allowances against certain deferred tax assets.

FY 2007 Versus FY 2006

			Change
(Dollars in Thousands)	2007	2006	$	%
Operating Revenues
Investment advisory and management fees	$22,964	$10,136	$12,828	127%
Performance fees	971	95	876	922%
Total operating revenues	$23,935	$10,231	$13,704	134%

This increase in total revenues was attributable to an increase in AUM, driven by new business mandates, flows into existing accounts, as well as market appreciation.

AUM increased approximately 84% to $6.0 billion. Institutional business increased 122%, to $2.8 billion during fiscal year 2007, while the sub-advisory business increased by 68%, to $2.9 billion.

A significant percentage of revenues in FY 2007 were derived from two clients, CI and Genworth. CI represented 17% of FY 2007 consolidated revenues while Genworth, through its investments in the Epoch International Small Cap Fund (“EPIEX”) and the Epoch Global Equity Shareholder Yield Fund (“EPSYX”) as well as separate account mandates, represented approximately 24%.

			Change
(Dollars in Thousands)	2007	2006	$	%
Employee related costs (excluding share-based compensation)	$13,878	$8,641	$5,237	61%
As of percent of total revenues	58%	84%

Increased employee headcount to support the growth and expansion of the business was the primary reason for this increase. Employee headcount averaged 40 persons for FY 2007 compared with 32 persons for FY 2006. These expenses for the fiscal year ended June 30, 2007 included $7.3 million of bonuses and sales commissions as compared to $3.9 million for the fiscal year ended June 30, 2006.

			Change
(Dollars in Thousands)	2007	2006	$	%
Share-based compensation	$6,267	$4,670	$1,597	34%
As of percent of total revenues	26%	46%

Increased employee headcount as well as the amortization of prior year awards was the primary reason for this increase.

In the fiscal year ended June 30, 2007, a total of 695,893 shares of restricted stock were issued to employees. A total of 87,003 shares of the awards, or approximately 12.5% of the shares issued, were immediately vested. The remaining 87.5% of the shares vest over the subsequent three years. A total of 26,201 shares were forfeited by terminated employees in the fiscal year ended June 30, 2007.

During the fiscal year ended June 30, 2007, a total of 66,228 shares were granted to non-employee directors of the Company for FY 2007 services. These directors’ shares were subject to a one-year vesting period, or immediately in the event of death or disability. The related share-based compensation expense is recognized ratably over the one-year vesting period of those awards.

Amortization of the shares issued to employee owners in connection with the acquisition of EIP in June 2004 was $3.1 million in FY 2007 and FY 2006.

			Change
(Dollars in Thousands)	2007	2006	$	%
General, administrative and occupancy	$3,891	$2,584	$1,307	51%
As of percent of total revenues	16%	25%

Increases in market data services and information technology costs due to continued business expansion, increases in insurance, as well as rent on additional office space leased at the Company’s headquarters in February 2007, were the primary contributors.

			Change
(Dollars in Thousands)	2007	2006	$	%
Professional service fees	$2,020	$1,050	$970	92%
As of percent of total revenues	8%	10%

Increased consulting and audit fees in connection with compliance with Section 404 of the Sarbanes-Oxley Act of 2002 accounted for approximately $0.4 million of this increase. At the end of the second fiscal quarter ended December 31, 2006, the Company achieved a market capitalization of shares held by non-affiliates in excess of $75 million. As a result, the Company became an accelerated filer beginning with the Annual Report on Form 10-K for the year ended June 30, 2007.

Other contributors to this increase included employee placement fees as several senior experienced professionals were added to staff, as well as technology consulting fees to help support the upgrading of systems and expansion of operations.

			Change
(Dollars in Thousands)	2007	2006	$	%
Depreciation and amortization	$396	$341	$55	16%

The increase in depreciation and amortization expense includes amortization of the costs of new leasehold improvements incurred in connection with the Company’s additional space obtained at its headquarters in February 2007.

			Change
(Dollars in Thousands)	2007	2006	$	%
Other income	$10,509	$1,106	$9,403	850%

For the fiscal year ended June 30, 2007, other income increased by $9.4 million compared with the previous fiscal year. This increase stems primarily from approximately $8.1 million of non-recurring cumulative dividends and realized gains recognized from dispositions of certain of the Company’s privately held investments (see “Significant Transactions”). Additionally, the reversal of a previously recorded estimate of $0.9 million contributed to this increase.

Interest income on higher cash balances and short-term investments, stemming from higher management fees and the preferred stock proceeds received in November 2006, generated the remaining increase in other income.

			Change
(Dollars in Thousands)	2007	2006	$	%
Provision for (benefit from) income taxes	$99	$(227)	$326	N/A
Effective income tax rate	1.2%	3.8%

For the fiscal year ended June 30, 2007 the Company recorded an income tax expense of $99 thousand. The Company was not subject to regular income taxes because of its net operating loss carry forwards but was obligated to pay federal alternative minimum tax (“AMT”), which limits the application of net operating loss carry forwards to 90% of taxable income, in addition to certain AMT adjustments.

Capital Resources and Liquidity

A summary of cash flow data for the fiscal years ended June 30 is as follows (in thousands):

	2008	2007	2006
Cash flows provided by (used in):
Operating activities	$11,349	$2,389	$(1,133)
Investing activities	23,570	(11,451)	2,298
Financing activities	(580)	9,925	330
Net increase in cash and cash equivalents	34,339	863	1,495
Cash and cash equivalents at beginning of period	3,097	2,234	739
Cash and cash equivalents at end of period	37,436	3,097	2,234
Short-term investments	—	21,850	5,400
Cash, cash equivalents and short-term investments at end of period	$37,436	$24,947	$7,634
Percent of total assets	69%	63%	56%

2008 Cash Flows:

For the fiscal year ended June 30, 2008, net cash provided by operating activities was $11.3 million, an improvement of $9.0 million from the prior year. The increase in cash provided by operations stems from improved operating results and changes in operating assets and liabilities.

Net cash generated from investing activities includes approximately $22 million in proceeds from the maturity of short-term investments.

Sources of funds for the Company’s operations are primarily derived from investment advisory and investment management fees and interest on the Company’s cash, cash equivalents and short-term investments. As of June 30, 2008, the Company had $37.4 million of cash and cash equivalents and $6.4 million of accounts receivable to fund its business growth strategy.

Management believes the existing cash and cash equivalents are adequate to provide the necessary resources to meets its operating needs for the foreseeable future as well as to implement its growth strategies. The Company’s current financial condition is highly liquid, with cash and cash equivalents comprising approximately 69% of its total assets. The Company has no debt.

The Company, from time to time, may also consider pursuing opportunities to raise additional capital to expand its market base and support its growth objectives. The Company’s business does not require it to maintain significant capital balances.

2007 Cash Flows:

For the fiscal year ended June 30, 2007, net cash provided by operating activities was $2.4 million, an improvement of $3.5 million from the prior year. The increase in cash provided by operations stemmed primarily from improved operating results.

2006 Cash Flows:

For the fiscal year ended June 30, 2006, the use of cash flows from operations was primarily due to the process of establishing and expanding the business during the Company’s second full year of operations.

Working Capital:

The Company’s working capital for the past two years is set forth in the table below (dollars in thousands):

	June 30,		Change
	2008	2007	$	%
Current Assets	$44,753	$35,495	$9,258	26%
Current Liabilities	7,961	2,810	5,151	183%
Working Capital	$36,792	$32,685	$4,107	13%

Current Assets:

Current assets increased $9.3 million at June 30, 2008 compared with June 30, 2007 primarily as a result of higher revenues from business expansion as well as $3.7 million in realized gains from the sales of marketable securities.

Current Liabilities:

Current liabilities at June 30, 2008 increased $5.2 million. This increase is primarily the result of higher income taxes payable and an increase in accrued compensation. In the prior fiscal year, accrued incentive compensation for several senior executives was paid as of June 30, 2007. Such amounts accrued in the current year were paid subsequent to June 30, 2008.

Common Stock Dividends

The Company commenced declaring and paying quarterly dividends on its common stock in the quarter ended December 31, 2007. The dividend rate was $.025 per share per quarter, for each of the quarters ended December 31, 2007, March 31, 2008, and June 30, 2008. A total of $1.5 million of dividends were declared and paid during the fiscal year ended June 30, 2008. No cash dividends were paid on the Company’s common stock during the fiscal year ended June 30, 2007.

Effective with the first quarter of fiscal year 2009, the Company increased its quarterly dividend by 20%, from $0.025 to $0.03 per share. The Company expects quarterly dividends going forward to be paid in February, May, August and November of each fiscal year, and anticipates a total annual dividend of $0.12 per common share. However, the actual declaration of future cash dividends, and the establishment of record and payment dates, will be subject to final determination by the Board of Directors each quarter after its review of the Company’s financial performance, as well as general business conditions, capital requirements, and any contractual, legal and regulatory restrictions.

Preferred Stock Dividends:

As a result of the November 7, 2006 preferred stock issuance, the Company began paying semi-annual dividends on newly issued Series A Convertible Preferred Stock, payable December 31 and June 30 of each year. The semi-annual dividend payments were $230 thousand. The Company paid $460 thousand in preferred dividends during the fiscal year ended June 30, 2008 and $299 thousand in preferred dividends during the fiscal year end June 30, 2007 which represents dividends for the period November 7, 2006 through June 30, 2007.

On July 1, 2008, the holder of the 10,000 shares of Series A Convertible Preferred Stock (“the Preferred Stock”) outstanding, with a face value of $10,000,000, converted the Preferred Stock to 1,666,667 shares of Common Stock. Accordingly, the Series A Convertible Preferred Stock has been cancelled and the conversion eliminates the holder’s rights to receive the semi-annual dividends on the Preferred Stock.

Common Stock Repurchase Plan:

On June 24, 2008, the Company’s Board of Directors approved the repurchase of up to a maximum of 250,000 shares, or just over 1%, of the Company’s fully diluted outstanding common stock. The repurchase plan calls for the repurchases to be made in the open market and/or in privately negotiated transactions from time to time in compliance with applicable laws, rules and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to prevailing market and business conditions. The plan does not obligate the Company to purchase any particular number of shares, and may be suspended or discontinued at any time. The repurchase plan will expire on June 30, 2009. During the fiscal year ended June 30, 2008, the Company repurchased 8,900 shares at a weighted average price of $9.25.

Contractual Obligations

The Company’s primary headquarters and operations are located in New York, NY. Business is conducted at a location with approximately 10,000 square feet under a long-term lease that expires in September 2015. To accommodate for the growth in business, the Company entered into a sublease agreement for an additional 3,100 square feet at its Company headquarters effective February 1, 2007. This sublease expires in June 2010.

The Company is also the primary party to another lease in New York, NY with approximately 8,500 square feet, which expires in December 2010. This property is subleased to an unrelated third party. While the Company remains responsible for obligations under the lease, the sublease income, net of profit sharing with the landlord, more than offsets the Company’s obligations under this lease. The subtenant has performed its obligations under the sublease agreement and the Company is not aware of any credit issues with the subtenant. As of June 30, 2008, the remaining future minimum payments under this lease total $1.2 million. Future minimum receipts from the subtenant, net of profit sharing with the landlord, slightly exceed $1.2 million as of June 30, 2008.

The Company also has an office lease in Sherman Oaks, CA with an annual option to renew. The obligations under this lease are minimal.

As previously disclosed in the Company’s Current Report on form 8-K dated November 28, 2007, the Company entered into a three year employment agreement with its Chief Executive Officer, effective January 1, 2008. The agreement calls for a base annual salary of $350 thousand and bonus compensation in accordance with the Company’s bonus and incentive compensation plans then in effect. The agreement was reviewed and approved by the Company’s Compensation Committee and the Board of Directors. There are no employment contracts with any other officers or employees of the Company.

Summary of Contractual Obligations

The following table summarizes all contractual obligations, including the aforementioned office leases (dollars in thousands):

	Payments Due in Fiscal Years Ended June 30,
	2009	2010 – 2011	2012 – 2013	2014 and Thereafter	Total
Primary New York operations	$976	$1,680	$1,434	$1,613	$5,703
Subleased New York lease	481	681	—	—	1,162
Other office locations	14	—	—	—	14
Other operating leases	49	47	10	—	106
Total obligations	1,520	2,408	1,444	1,613	6,985
Sub-lease income	(574)	(670)	—	—	(1,244)
Net obligations	$946	$1,738	$1,444	$1,613	$5,741

Off-Balance Sheet Arrangements

As of June 30, 2008, the Company had no off-balance sheet arrangements.

Significant Transactions

eStara Transaction

During the fiscal year ended June 30, 2000, J Net Enterprises, Inc. (“J Net”), the predecessor company to Epoch, made a $4.0 million preferred stock investment in eStara, Inc. (“eStara”), a technology-related company that provided conversion and tracking solutions to enhance on-line sales. During the fiscal years ended June 30, 2001 and 2002, the carrying value of this investment was deemed, by J Net’s management, impaired and written down. During the fiscal year ended June 30, 2003, J Net’s management concluded its ability to recover its investment was remote and wrote down the remaining carrying value to zero. On October 2, 2006, eStara’s stockholders approved the acquisition of its stock by Art Technology Group, Inc. (NASDAQ ticker symbol “ARTG”). Under the terms of the agreement, ARTG acquired all of the outstanding common stock, preferred stock, and vested and unvested stock options of eStara.

The Company, as a holder of preferred stock of eStara, received an amount per share equal to the original issue price, plus the amount of any accrued but unpaid cumulative dividends. Additionally, the Company was entitled to its approximately 5% proportionate share of remaining merger consideration. Accordingly, the Company received 2,431,577 common shares of ARTG and $267 thousand in cash. An additional $42 thousand of cash was held in escrow and released to the Company by the first anniversary of the closing. A final $31 thousand was realized during the quarter ended March 31, 2008 pursuant to the earn-out provisions set forth in the merger agreement. The resultant shares held by the Company were classified as Marketable securities on the Consolidated Balance Sheet in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The common shares received from ARTG were subject to a lock-up agreement pursuant to which the shares were released to the Company in equal monthly installments over a period of 12 months, which commenced January 2007.

For the fiscal year ended June 30, 2008, the Company sold approximately 1.4 million shares of ARTG and recorded realized gains of approximately $3.7 million. Upon sale, these gains were reclassified, in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” from Accumulated other comprehensive income, a separate component of stockholders’ equity, to Realized gains on investments in the Consolidated Statement of Operations. As of June 30, 2008 the Company no longer held shares of ARTG.

For the fiscal year ended June 30, 2007, realized gains of $0.2 million and dividend income of $2.4 million were recognized for cash and common shares received as payment for the cumulative dividends on the eStara preferred stock. Additionally, the Company sold approximately 1.0 million shares of ARTG and recorded realized gains of approximately $1.5 million.

Strategic Data Corporation Transaction

During the fiscal year ended June 30, 2000, J Net, the predecessor company to Epoch, made a $1.1 million investment in Strategic Data Corp. (“SDC”), a technology-related company that specialized in advertising optimization technology. During the fiscal year ended June 30, 2001, the carrying value of this investment was deemed to be impaired by J Net’s management and written down to zero.

On February 20, 2007, SDC’s stockholders approved the acquisition of its stock by Fox Interactive Media, Inc. (“FIM”). Under the terms of the agreement, FIM acquired all of the outstanding common stock, preferred stock, and vested and unvested stock options of SDC. As a result of the merger, the Company, as a holder of preferred stock of SDC, received an initial cash payment of approximately $2.2 million on March 22, 2007, which was recorded as realized gains of $1.6 million and dividend income of $0.6 million.

The SDC merger also calls for contingent payments, upon the achievement of certain targets and milestones, payable over a period of approximately 3.5 years from the closing, as well as release of an escrow fund. The Company’s share of additional contingent payments and escrow funds stemming from the acquisition ranges from zero to approximately $15.4 million.

The first target measurement date was November 2007 and the Company accrued approximately $344 thousand at that time. The Company received those proceeds during the quarter ended March 31, 2008. The second target measurement date was June 2008 and the Company has accrued an additional $200 thousand as of June 30, 2008, with proceeds received subsequently. Both amounts have been included in Realized gains on investments in the Consolidated Statement of Operations for the year ended June 30, 2008. No further amounts related to the contingent payments or escrow fund have been accrued as of June 30, 2008, as no such amounts are readily estimable or determinable at this time.

Tellme Corporation Transaction

During the fiscal year ended June 30, 2001, J Net, the predecessor company to Epoch, made a $2.0 million preferred stock investment in Tellme Networks, Inc. (“Tellme”), a technology-related company that specialized in voice technologies. The investment in Tellme was reduced from $2.0 million to $157 thousand at June 1, 2004, in connection with the Company’s acquisition of EIP.

On March 12, 2007, Tellme announced an agreement by Microsoft Corporation (“Microsoft”) to acquire all of the outstanding common stock, preferred stock, and vested and unvested stock options of Tellme. This merger closed on April 30, 2007. As a result of the merger, the Company, as a holder of preferred stock of Tellme, received a cash payment of approximately $2.0 million during the quarter ended June 30, 2007. Accordingly, approximately $1.8 million was included in Realized gains on investments in the Consolidated Statement of Operations for the fiscal year ended June 30, 2007.

Critical Accounting Policies and Critical Accounting Estimates

General

The policies outlined below are critical to the Company’s operations and the understanding of the results of operations. The impact of these policies on operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect the reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, refer to Note 2 in the Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-K. Note that preparation of this Annual Report on Form 10-K requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

Revenue Recognition

Investment advisory and management fees are recognized as services are provided, pursuant to specific terms contained in advisory or sub-advisory contracts between EIP and its clients. Such contracts generally call for revenue to be determined as a percentage of assets under management (“AUM”). Separate account fees are billed on a quarterly basis, in arrears, generally based on the account’s asset value at the end of a quarter. Fees for services performed for mutual funds under advisory and sub-advisory contracts are calculated based upon the daily net asset values of the respective fund, and are generally received in arrears. Advance payments, if received, are deferred and recognized during the periods for which services are provided.

The Company also has certain contracts which contain “incentive clauses” that allow the Company to earn performance fees in the event that investment returns meet or exceed targeted amounts specified in the contracts. Revenues for these incentives are recognized only when such performance targets are met or exceeded at the end of the contract’s year, typically at the end of each calendar year — the Company’s second fiscal quarter. Due to the inability to forecast financial markets, no revenues are recognized until the contract year ends, even when investment returns are exceeding the contractual targets within the contract year.

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

Under the modified prospective method transition of SFAS 123R, compensation costs related to any non-vested portion of stock option awards outstanding at the adoption date are based on the grant date fair value of those awards. Since all stock options previously granted were fully vested prior to the adoption of SFAS 123R, there were no deferred compensation costs resulting from stock options to be accounted for on a prospective basis. There were no further stock options issued for all years presented.

Provision for (Benefit from) Income Taxes

Management’s judgment is required in developing the Company’s provision for (benefit from) income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against net deferred tax assets. The Company’s ability to utilize accumulated net operating losses (“NOLs”) to their full extent prior to their expiration cannot be reasonably assured. Until a history of profitability can be achieved, and utilization of NOLs can be more definitive, the Company has provided a full valuation allowance on its accumulated NOLs and temporary differences for all years presented. The Company is obligated to pay tax under the federal AMT, which limits the application of net operating loss carry forwards to 90% of taxable income in addition to certain AMT adjustments.

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold that a tax position must meet to be recognized in the financial statements. FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 at the beginning of its fiscal year commencing July 1, 2007. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application permitted. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial position, results of operations, or cash flows.

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

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 requires that the realized income tax benefit from dividends paid on nonvested equity-classified employee share-based payment awards that are charged to retained earnings be recorded as an increase to additional paid-in capital, rather than a reduction to tax expense. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 applies prospectively to the income tax benefits on dividends paid on unvested common shares, for fiscal years beginning after December 15, 2007, with early adoption permitted. There were no dividends declared or paid on unvested common shares prior to the ratification of EITF 06-11. The Company paid a dividend in November 2007, February 2008, and May 2008 and has declared a dividend payable in August 2008. The Company is accounting for the tax benefits on all dividends declared on unvested common shares as an increase to additional paid-in capital, in accordance with EITF 06-11. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities. The effective date of SFAS 161 is the Company’s fiscal year beginning July 1, 2009. The Company does not currently engage in hedging or derivative transactions and, accordingly, does not expect the adoption of this pronouncement to have a material impact on its consolidated financial position, results of operations, or cash flows.

In June 2008, the FASB issued FASB Staff Position (“FSP”) EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, Earnings per Share. The FSP requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. The FSP is effective for fiscal years beginning after December 15, 2008; earlier application is not permitted. The Company does not expect the adoption of FSP EITF No. 03-6-1 to have a material effect on its results of operations or earnings per share.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Investment Advisory and Management Fees

As noted in “Risk Factors” in Item 1A, the Company’s exposure to market risk is directly related to its role as an investment adviser for the mutual funds and separate accounts the Company manages. The revenues earned under these agreements are typically based on the market value of AUM which can be affected by changes in interest rates, fluctuations in financial markets, and fluctuations in foreign currency. Accordingly, a decline in the prices of securities may cause the Company’s revenue to decline by:

•	causing the value of AUM to decrease, which would result in lower investment advisory and management fees.
•	causing the Company’s clients to withdraw funds in favor of investments that they perceive as offering greater reward or lower risk, which would also result in lower investment advisory and management fees.

Underperformance of client accounts relative to competing products could intensify these factors.

Performance Fees

Performance fee revenue is derived from certain separate accounts. The Company recorded performance fees of $0.2 million, $1.0 million, and $0.1 million for the fiscal years ended June 30, 2008, 2007, and 2006, respectively. Performance fees are specified in client contracts and are based on investment performance as compared to an established benchmark over a specified period of time. Performance fees are recognized at the end of the contractual period if the stated performance criteria are achieved. At June 30, 2008, less than 2% of assets under management were subject to performance fees.

Other Investments

The Company is exposed to fluctuations in the market price of its Other investments presented on its Consolidated Balance Sheets. The total fair value of these Other investments as of June 30, 2008 was $4.0 million. The Company does not hedge its market risk related to these securities and does not intend to do so in the future.

At June 30, 2008, the Company performed sensitivity analysis to assess the potential loss in the fair value of these market-risk sensitive securities. The following table represents the estimated impact on the Company’s financial position assuming a hypothetical 10% decline in associated market indices (dollars in thousands):

	Fair Value at June 30, 2008	Hypothetical Percentage Change in Index	Estimated Fair Value After Hypothetical Percentage Change in Index	Decrease in Stockholders' Equity(1)
Other investments	$3,959	10%	$3,600	$359

(1)	Investments in the Epoch mutual funds and the separate account of Epoch’s Global All Cap product are classified as available-for-sale securities. Unrealized losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a separate component of stockholders’ equity until realized. The investment in the Epoch Global Absolute Return Fund, LLC is accounted for using the equity method, under which the Company’s share of net realized and unrealized earnings or losses from the limited liability company is reflected in income.

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

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary financial information required by this Item, included in this Report in Item 15(a)(1) and (2), beginning on page F-1, are listed in the Index to Financial Statements appearing on page F-1 and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company has established and maintains disclosure controls and other procedures that are designed to ensure that material information relating to Epoch Holding Corporation and its subsidiaries on a consolidated basis required to be disclosed in its reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the fiscal year ended June 30, 2008, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective during the period covered by this report.

The Company has also established and maintains internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In the ordinary course of business, the Company routinely enhances its internal controls and procedures for financial reporting by either upgrading its current systems or implementing new systems. Changes have been made to the Company’s internal controls and procedures for financial reporting as a result of these efforts. During the fiscal quarter ended June 30, 2008, there was no change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Report of Management on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in the financial statements beginning on page F-1 hereof and are incorporated herein by reference.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13. Certain Relationships and Related Transactions and Director Independence

Item 14. Principal Accountant Fees and Services

The information required by items 10, 11, 12, 13 and 14 are incorporated by reference from the definitive proxy statement for our 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) and (2) Consolidated Financial Statements and Schedules.

For a list of the consolidated financial statements and consolidated financial statement schedules filed as a part of this Annual Report on Form 10-K, see “Index to Financial Statements, Supplementary Data and Financial Statement Schedules” on F-1.

(a) (3) The exhibits filed and incorporated by reference are listed in the Index of Exhibits required by Item 601 of Regulation S-K at Item b below.

(b) Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization dated June 2, 2004.(A)
3.1	Certificate of Incorporation of the Registrant, as amended.(B)
3.1	Amended and Restated By-Laws of Epoch Holding Corporation (as adopted April 2, 2008).(L)
4.1	Stockholder Rights Agreement dated as of July 11, 1994 between the Registrant and Continental Stock Transfer & Trust Company, as Rights Agent.(C)
4.2	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock.(J)
4.3	Registration Rights Agreement dated November 7, 2006 by and between Epoch Holding Corporation and and between General American Investors Company, Inc.(J)
10.1	Employment Agreement by and between Epoch Holding Corporation and William W. Priest, dated as of November 28, 2007 and effective as of January 1, 2008.(K)
10.2	1992 Incentive and Non-qualified Stock Option Plan.(E)
10.40	Indemnification Agreement.(D)
10.40	Stockholders Agreement dated as of June 2, 2004 among J Net Enterprises, Inc. and certain of its stockholders.(A)
10.41	Registration Rights Agreement dated as of June 2, 2004 among J Net Enterprises, Inc. and certain of its stockholders.(A)
10.43	Asset Purchase Agreement by and between InterWorld Holdings, LLC as buyer and IW Holdings, Inc. as seller dated September 9, 2004.(F)
10.44	2004 Omnibus Long-Term Incentive Compensation Plan.(G)
10.45	Office lease between Vornado 640 Fifth Avenue LLC (Landlord) and Epoch Investment Partners, Inc. (Tenant).(H)
10.46	Form of Restricted Stock Award.(I)
10.47	Office lease between 680 Fifth Avenue Associates, L.P. (Landlord) and JNet Enterprises (Tenant).(I)
10.48	Office sublease between JNet Enterprises (Tenant) and The Game Show Network (subtenant).(I)
10.49	Securities Purchase Agreement dated November 6, 2006 by and between Epoch Holding Corporation and and General American Investors Company, Inc.(J)
21.1	List of Registrant’s significant subsidiaries.(M)
23.1	Consent of CF & Co., L.L.P.(M)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(M)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(M)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(M)

(A)	Incorporated by reference to Registrant’s Form 8-K dated June 3, 2004.
(B)	Incorporated by reference to Registrant’s Form 8-K dated December 7, 2004.
(C)	Incorporated by reference to Registrant’s Form 8-K dated July 12, 1994.
(D)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003.
(E)	Incorporated by reference to Registrant’s 1992 Proxy Statement.
(F)	Incorporated by reference to Registrant’s Form 8-K dated September 14, 2004.
(G)	Incorporated by reference to Registrant’s Form 8-K dated November 19, 2004.
(H)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005.
(I)	Incorporated by reference to Registrant’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2007.
(J)	Incorporated by reference to Registrant’s Form 8-K dated November 9, 2006.
(K)	Incorporated by reference to Registrant’s Form 8-K dated November 28, 2007.
(L)	Incorporated by reference to Registrant’s Form 8-K dated April 2, 2008.
(M)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPOCH HOLDING CORPORATION (Registrant)
Dated: September 15, 2008	By: /s/ William W. Priest William W. Priest Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Allan R. Tessler Allan R. Tessler	Chairman of the Board	September 15, 2008
/s/ William W. Priest William W. Priest	Chief Executive Officer (Principal Executive Officer)	September 15, 2008
/s/ Adam Borak Adam Borak	Chief Financial Officer (Principal Financial and Accounting Officer)	September 15, 2008
/s/ Enrique R. Arzac Enrique R. Arzac	Director	September 15, 2008
/s/ Jeffrey L. Berenson Jeffrey L. Berenson	Director	September 15, 2008
/s/ Peter A. Flaherty Peter A. Flaherty	Director	September 15, 2008
/s/ Eugene M. Freedman Eugene M. Freedman	Director	September 15, 2008

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA
AND FINANCIAL STATEMENT SCHEDULES
[ITEMS 8 AND 15(a)]

(2) Supplementary Data:
Quarterly Financial Information (Unaudited) for the years ended June 30, 2008 and 2007.
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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on that assessment, management has concluded that, as of June 30, 2008, the Company’s internal control over financial reporting is effective.

CF & Co., L.L.P., an independent registered public accounting firm, has issued an attestation report on the effective operation of Epoch Holding Corporation and Subsidiaries’ internal control over financial reporting as of June 30, 2008. As stated in their report appearing herein, CF & Co., L.L.P. has expressed an unqualified opinion on the effective operation of internal control over financial reporting as of June 30, 2008.

September 15, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Epoch Holding Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Epoch Holding Corporation and Subsidiaries as of June 30, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2008. We also have audited Epoch Holding Corporation and Subsidiaries’ internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Epoch Holding Corporation and Subsidiaries’ management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management report on internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Epoch Holding Corporation and Subsidiaries as of June 30, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Epoch Holding Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ CF & Co., L.L.P.
CF & Co., L.L.P.

Dallas, Texas
September 15, 2008

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	June 30,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$37,436	$3,097
Short-term investments – (Note 2)	—	21,850
Accounts receivable	6,391	6,293
Marketable securities (cost of $0 and $1,325, respectively) – (Notes 5, 6)	—	3,789
Deferred tax asset – (Note 13)	271	—
Prepaid and other current assets	655	466
Total current assets	44,753	35,495
Property and equipment (net of accumulated depreciation of $1,369 and $949, respectively)	1,689	2,013
Security deposits	1,104	1,072
Deferred tax asset – (Note 13)	2,844	—
Other investments (cost of $4,187 and $755, respectively) – (Notes 2, 6)	3,959	794
Total assets	$54,349	$39,374
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$884	$901
Accrued compensation and benefits	5,630	1,810
Income taxes payable	1,447	99
Total current liabilities	7,961	2,810
Deferred rent	813	898
Subtenant security deposit	230	223
Total liabilities	9,004	3,931
Commitments and contingencies – (Note 8)
Stockholders' equity:
Preferred stock, series A convertible, $1 par value per share, 1,000,000 shares authorized; 10,000 shares issued and outstanding – (Notes 9, 15)	10	10
Common stock, $0.01 par value per share, 60,000,000 shares authorized; 20,299,585 issued and 20,290,685 outstanding at June 30, 2008 and 19,935,817 shares issued and outstanding at June 30, 2007, respectively	203	199
Additional paid-in capital	50,047	43,852
Treasury stock, at cost (8,900 and 0 shares, respectively)	(83)	—
Retained earnings (accumulated deficit)	698	(6,357)
Unearned share-based compensation	(5,302)	(4,763)
Accumulated other comprehensive (loss) income	(228)	2,502
Total stockholders' equity	45,345	35,443
Total liabilities and stockholders' equity	$54,349	$39,374

The accompanying notes are an integral part of these consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share Data)

	For the Years Ended June 30,
	2008	2007	2006
Operating Revenues:
Investment advisory and management fees	$33,634	$22,964	$10,136
Performance fees	172	971	95
Total operating revenues	33,806	23,935	10,231
Operating expenses:
Employee related costs (excluding share-based compensation)	17,711	13,878	8,641
Share-based compensation	4,176	6,267	4,670
General, administrative and occupancy	5,164	3,891	2,584
Professional service fees	2,481	2,020	1,050
Depreciation and amortization	420	396	341
Total operating expenses	29,952	26,452	17,286
Operating income (loss)	3,854	(2,517)	(7,055)
Other income (loss): – (Notes 5, 12)
Realized gains on investments	4,169	5,176	169
Dividend income	46	2,942	—
Interest and other income	1,834	2,391	937
Total other income	6,049	10,509	1,106
Income (loss) before income taxes	9,903	7,992	(5,949)
Provision for (benefit from) income taxes	867	99	(227)
Net income (loss)	9,036	7,893	(5,722)
Cumulative preferred stock dividends	460	299	—
Non-cash charge attributable to beneficial conversion feature of preferred stock – (Note 9)	—	700	—
Net income (loss) available to common stockholders for basic earnings per share	$8,576	$6,894	$(5,722)
Earnings (loss) per share
Basic	$0.42	$0.35	$(0.31)
Diluted	$0.41	$0.35	$(0.31)
Weighted Average Shares Outstanding:
Basic	20,181	19,726	18,724
Diluted	21,911	20,807	18,724
Cash dividends declared per share	$0.075	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY For the Years Ended June 30, 2008, 2007 and 2006 (Dollars and Shares in Thousands)
	Preferred Stock Series A Convertible		Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings (Accumulated Deficit)	Unearned Share-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balances at June 30, 2005	—	$—	18,258	$182	$24,404	—	$—	$(7,529)	$(7,480)	$—	$9,577
Net loss								(5,722)			(5,722)
Comprehensive loss											(5,722)
Issuance and forfeitures of restricted common stock			812	8	3,767	—	—	—	(3,285)		490
Amortization of unearned share-based compensation			—	—	—	—	—	—	4,180		4,180
Issuance of common stock upon exercise of stock options			84	1	329	—	—	—	—		330
Balances at June 30, 2006	—	—	19,154	191	28,500	—	—	(13,251)	(6,585)	—	8,855
Net income								7,893			7,893
Net unrealized gain on marketable securities										4,045	4,045
Reclassification for gains included in net income										(1,543)	(1,543)
Comprehensive income											10,395
Issuance and forfeitures of restricted common stock			735	7	4,438	—	—	—	(3,933)		512
Amortization of unearned share-based compensation			—	—	—	—	—	—	5,755		5,755
Issuance of common stock upon exercise of stock options			46	1	313	-	—	—	—		314
Issuance of series A convertible preferred stock	10	10			9,990						10,000
Preferred stock issuance cost					(89)						(89)
Preferred stock dividends								(299)			(299)
Beneficial conversion feature associated with preferred stock – (Note 9)					700			(700)			—
Balances at June 30, 2007	10	10	19,935	199	43,852	—	—	(6,357)	(4,763)	2,502	35,443
Net income								9,036			9,036
Net unrealized gain on marketable securities										864	864
Reclassification for gains included in net income										(3,594)	(3,594)
Comprehensive income											6,306
Issuance and forfeitures of restricted common stock			364	4	4,711	—	—	—	(4,380)		335
Amortization of unearned share-based			—	—	—	—	—	—	3,841		3,841
Preferred stock dividends								(460)			(460)
Common stock dividends								(1,521)			(1,521)
Income tax benefit from payment of dividends on unvested shares					43						43
Net loss on sales of shares for employee withholding					(133)						(133)
Common shares repurchased			(9)			9	(83)				(83)
Excess income tax benefit from vesting of restricted shares					1,574						1,574
Balances at June 30, 2008	10	$10	20,290	$203	$50,047	9	$(83)	$698	$(5,302)	$(228)	$45,345

The accompanying notes are an integral part of these consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	For the Years Ended June 30,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$9,036	$7,893	$(5,722)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Benefit) provision for deferred income taxes	(3,115)	—	—
Share-based compensation	4,176	6,267	4,670
Depreciation and amortization	420	396	341
Realized gain on investments	(4,169)	(5,176)	(169)
Dividend income received in stock	—	(2,240)	—
Loss from equity method investment	22	—	—
Income tax benefit from payment of dividends on unvested shares	(43)	—	—
Excess income tax benefit from vesting of restricted shares	(1,574)	—	—
(Increase) decrease in operating assets:
Accounts receivable	(98)	(3,807)	(1,265)
Prepaid and other current assets	11	(150)	(247)
(Decrease) increase in operating liabilities:
Accounts payable and accrued liabilities	(17)	(522)	357
Accrued compensation and benefits	3,820	(258)	872
Income taxes payable	2,965	99	—
Deferred rent	(85)	(113)	30
Net cash provided by (used in) operating activities	11,349	2,389	(1,133)
Cash flows from investing activities:
Purchases and sales of short-term investments, net	21,850	(16,450)	2,200
Proceeds from sales of investments – (Note 5)	5,082	6,247	169
Investments in Epoch managed funds and other investments	(3,616)	(754)	—
Proceeds from other transactions – (Notes 5a, b)	375	—	—
Capital expenditures	(96)	(394)	(270)
Security deposits, net	(25)	(100)	197
Proceeds from sale of property and equipment	—	—	2
Net cash provided by (used in) investing activities	23,570	(11,451)	2,298
Cash flows from financing activities:
Common stock dividends	(1,521)	—	—
Income tax benefit from payment of dividends on unvested shares	43	—	—
Excess income tax benefit from vesting of restricted shares	1,574	—	—
Purchase of treasury stock	(83)	—	—
Net loss on sale of shares for employee withholding	(133)	—	—
Preferred stock dividends paid	(460)	(299)	—
Proceeds from issuance of Series A convertible preferred stock	—	10,000	—
Proceeds from stock option exercise	—	313	330
Preferred stock issuance costs	—	(89)	—
Net cash (used in) provided by financing activities	(580)	9,925	330
Net increase in cash and cash equivalents during year	34,339	863	1,495
Cash and cash equivalents at beginning of year	3,097	2,234	739
Cash and cash equivalents at end of year	$37,436	$3,097	$2,234
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,016	$—	$—
Cash received from income tax refund	$—	$—	$227
Supplemental disclosures of non-cash investing and financing activities:
Change in accumulated other comprehensive income	$(2,730)	$2,502	$—

The accompanying notes are an integral part of these consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2008, 2007, and 2006

Note 1 — Organization

Business:

Epoch Holding Corporation (“Epoch” or the “Company”), a Delaware corporation, is a holding company whose sole line of business is investment advisory and investment management services. The operations of the Company are conducted through its wholly-owned subsidiary, Epoch Investment Partners, Inc. (“EIP”). EIP is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”). EIP provides investment advisory and investment management services to retirement plans, mutual funds, endowments, foundations and high net worth individuals. Headquartered in New York, NY with an office in Sherman Oaks, CA, the Company’s current product offerings include U.S. All Cap Value, U.S. Value, U.S. Smid (small/mid) Cap Value, U.S. Small Cap Value, U.S. Choice, Global Small Cap Value, Global Absolute Return, Global Choice, Global All Cap, International Small Cap, Balanced, and Global Equity Shareholder Yield.

Unless specifically stated otherwise, references to FY 2008, FY 2007 and FY 2006 refer to the fiscal years ended June 30, 2008, June 30, 2007, and June 30, 2006, respectively.

Company Structure:

Operations commenced under the Company’s existing structure on June 2, 2004 when a subsidiary of J Net Enterprises, Inc. (“J Net,” whose name was subsequently changed to Epoch Holding Corporation in November 2004), merged with EIP. EIP was formed on April 14, 2004 and did not have a predecessor business.

Business Segments:

The Company’s sole line of business is the investment advisory and investment management business. There are no other operating or reportable segments.

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation:

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

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

Fair Value of Financial Instruments:

The carrying value of the Company’s cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximates fair value due to their short-term nature. Marketable securities and other investments are carried at fair value based on quoted market prices.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2008, 2007, and 2006

Note 2 — Summary of Significant Accounting Policies  – (continued)

Financial Instruments with Concentration of Credit Risk:

The financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, and marketable securities. Epoch invests its cash and cash equivalents with high-credit quality financial institutions in amounts which, at times, may be in excess of the FDIC insurance limits. Cash is also invested in various high-grade, short-term liquid investments, thereby limiting exposure to concentrations of credit risk.

Cash Equivalents:

Cash equivalents are liquid investments primarily comprising money market instruments with maturities of three months or less when acquired.

Short-term Investments:

Short-term investments consisted of investment grade auction-rate securities with an active resale market and could be readily converted into cash to fund current operations, or satisfy other cash requirements as needed. During August and September 2007, in response to increasing credit quality concerns present in the fixed income securities market such as increasing mortgage defaults and delinquencies, tighter lending conditions, and severely constricted liquidity in the asset-backed commercial paper market, the Company liquidated all of its short-term investments. Proceeds from these liquidations were then invested in cash and cash equivalents. No gains or losses were realized from these liquidations.

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

Property and Equipment:

The costs of leasehold improvements are capitalized and such costs are amortized on a straight-line basis over the shorter of their estimated useful lives or lease term, as applicable. All other capital assets are recorded at cost and such costs are depreciated on a straight-line basis over their estimated useful lives. Generally, the useful lives are approximately 3 to 7 years for equipment, 1 to 3 years for purchased software, and 3 to 10 years for leasehold improvements and exclude option periods, if any. Repairs and maintenance are charged to expense as incurred. Upon sale or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in operations.

Other Investments:

During the fiscal year ended June 30, 2007 the Company made an initial investment of $750 thousand split equally into each of the three Company-sponsored mutual funds-the Epoch Global Equity Shareholder Yield Fund (“EPSYX”), the Epoch U.S. All Cap Equity Fund (“EPACX”), and the Epoch International Small Cap Fund (“EPIEX”). During the quarter ended December 31, 2007 the Company also made additional investments of $500 thousand in the Epoch Global Absolute Return Fund, LLC. and $3 million in a separate account of Epoch’s Global All Cap product. The Company intends to hold these investments for a period in excess of one year.

The investments in the Company-sponsored mutual funds and the separate account of Epoch’s Global All Cap Product are treated as available-for-sale securities and are carried at fair value based upon quoted market prices. Any resulting change in market value is recorded as unrealized gain or loss in Accumulated Other Comprehensive Income, a separate component of stockholders’ equity.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2008, 2007, and 2006

Note 2 — Summary of Significant Accounting Policies  – (continued)

EIP is also the managing member of the Epoch Global Absolute Return Fund, LLC, whose underlying assets consist of marketable securities. The Company’s investment in this entity is accounted for using the equity method, under which EIP’s share of the net earnings or losses from the limited liability company is reflected in other income as earned, and any distributions are reflected as reductions from the investment.

Treasury Stock:

Treasury stock is accounted for under the cost method.

Revenue Recognition:

Investment advisory and management fees are recognized as services are provided, pursuant to specific terms contained in advisory or sub-advisory contracts between EIP and its clients. Such contracts generally call for revenue to be determined as a percentage of assets under management (“AUM”). Separate account fees are billed on a quarterly basis, in arrears, generally based on the account’s asset value at the end of a quarter. Fees for services performed for mutual funds under advisory and sub-advisory contracts are calculated based upon the daily net asset values of the respective fund, and are generally received in arrears. Advance payments, if received, are deferred and recognized during the periods for which services are provided.

The Company also has certain contracts which contain “incentive clauses” that allow the Company to earn performance fees in the event that investment returns meet or exceed targeted amounts specified in the contracts. Revenues for these incentives are recognized only when such performance targets are met or exceeded at the end of the contract’s year, typically at the end of each calendar year — the Company’s second fiscal quarter. Due to the inability to forecast financial markets, no revenues are recognized until the contract year ends, even when investment returns are exceeding the contractual targets within the contract year.

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

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2008, 2007, and 2006

Note 2 — Summary of Significant Accounting Policies  – (continued)

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

Comprehensive Income (Loss):

Total comprehensive income (loss) is reported on the Consolidated Statement of Stockholder’s Equity and includes net income (loss) and, for investment securities available-for-sale, the change in unrealized gains (losses) and the reclassification of realized gains (losses) to net income.

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold that a tax position must meet to be recognized in the financial statements. FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 at the beginning of its fiscal year commencing July 1, 2007. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application permitted. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial position, results of operations, or cash flows.

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

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2008, 2007, and 2006

Note 2 — Summary of Significant Accounting Policies  – (continued)

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 requires that the realized income tax benefit from dividends paid on nonvested equity-classified employee share-based payment awards that are charged to retained earnings be recorded as an increase to additional paid-in capital, rather than a reduction to tax expense. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 applies prospectively to the income tax benefits on dividends paid on unvested common shares, for fiscal years beginning after December 15, 2007, with early adoption permitted. There were no dividends declared or paid on unvested common shares prior to the ratification of EITF 06-11. The Company paid a dividend in November 2007, February 2008, and May 2008 and has declared a dividend payable in August 2008. The Company is accounting for the tax benefits on all dividends declared on unvested common shares as an increase to additional paid-in capital, in accordance with EITF 06-11. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities. The effective date of SFAS 161 is the Company’s fiscal year beginning July 1, 2009. The Company does not currently engage in hedging or derivative transactions and, accordingly, does not expect the adoption of this pronouncement to have a material impact on its consolidated financial position, results of operations, or cash flows.

In June 2008, the FASB issued FASB Staff Position (“FSP”) EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, Earnings per Share. The FSP requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. The FSP is effective for fiscal years beginning after December 15, 2008; earlier application is not permitted. The Company does not expect the adoption of FSP EITF No. 03-6-1 to have a material effect on its results of operations or earnings per share.

Note 3 — Accounts Receivable

The Company’s accounts receivable balances do not include an allowance for doubtful accounts and there have been no bad debt expenses recognized during the fiscal years ended June 30, 2008, 2007 and 2006, respectively. Management believes these receivables are fully collectible.

Significant Customers and Contracts:

For the fiscal year ended June 30, 2008, CI Investments Inc. (“CI”), a Canadian-owned investment management company, accounted for approximately 16% of consolidated revenues, while Genworth Financial Asset Management, Inc. (“Genworth”), an investment adviser, through its investments in the Epoch International Small Cap Fund (“EPIEX”) and the Epoch Global Equity Shareholder Yield Fund (“EPSYX”), as well as separate account mandates, accounted for approximately 25% of consolidated revenues. The Company’s services and relationships with these clients are important to the Company’s ongoing growth strategy, and retention of these customers is significant to the ongoing results of operations of the Company.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2008, 2007, and 2006

Note 3 — Accounts Receivable  – (continued)

During FY 2007, CI accounted for approximately 17% of FY 2007 consolidated revenues while Genworth accounted for approximately 24%. During FY 2006, CI accounted for approximately 22% of FY 2006 consolidated revenues while Genworth accounted for approximately 20%

Note 4 — Property and Equipment

As of June 30, 2008 and 2007, property and equipment consisted of the following (dollars in thousands):

	June 30,
	2008	2007
Leasehold improvements	$1,869	$1,855
Equipment and office furniture	863	786
Purchased software	326	321
Total property and equipment	3,058	2,962
Less: accumulated depreciation and amortization	(1,369)	(949)
Total property and equipment, net	$1,689	$2,013

Note 5 — Significant Transactions

(a) eStara Transaction

During the fiscal year ended June 30, 2000, J Net Enterprises, Inc. (“J Net”), the predecessor company to Epoch, made a $4.0 million preferred stock investment in eStara, Inc. (“eStara”), a technology-related company that provided conversion and tracking solutions to enhance on-line sales. During the fiscal years ended June 30, 2001 and 2002, the carrying value of this investment was deemed, by J Net’s management, impaired and written down. During the fiscal year ended June 30, 2003, J Net’s management concluded its ability to recover its investment was remote and wrote down the remaining carrying value to zero. On October 2, 2006, eStara’s stockholders approved the acquisition of its stock by Art Technology Group, Inc. (NASDAQ ticker symbol “ARTG”). Under the terms of the agreement, ARTG acquired all of the outstanding common stock, preferred stock, and vested and unvested stock options of eStara.

The Company, as a holder of preferred stock of eStara, received an amount per share equal to the original issue price, plus the amount of any accrued but unpaid cumulative dividends. Additionally, the Company was entitled to its approximately 5% proportionate share of remaining merger consideration. Accordingly, the Company received 2,431,577 common shares of ARTG and $267 thousand in cash. An additional $42 thousand of cash was held in escrow and released to the Company by the first anniversary of the closing. A final $31 thousand was realized during the quarter ended March 31, 2008 pursuant to the earn-out provisions set forth in the merger agreement. The resultant shares held by the Company were classified as Marketable securities on the Consolidated Balance Sheet in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The common shares received from ARTG were subject to a lock-up agreement pursuant to which the shares were released to the Company in equal monthly installments over a period of 12 months, which commenced January 2007.

For the fiscal year ended June 30, 2008, the Company sold approximately 1.4 million shares of ARTG and recorded realized gains of approximately $3.7 million. Upon sale, these gains were reclassified, in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” from Accumulated other comprehensive income, a separate component of stockholders’ equity, to Realized gains on investments in the Consolidated Statement of Operations. As of June 30, 2008 the Company no longer held shares of ARTG.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2008, 2007, and 2006

Note 5 — Significant Transactions  – (continued)

For the fiscal year ended June 30, 2007, realized gains of $0.2 million and dividend income of $2.4 million were recognized for cash and common shares received as payment for the cumulative dividends on the eStara preferred stock. Additionally, the Company sold approximately 1.0 million shares of ARTG and recorded realized gains of approximately $1.5 million.

(b) Strategic Data Corporation transaction

During the fiscal year ended June 30, 2000, J Net, the predecessor company to Epoch, made a $1.1 million investment in Strategic Data Corp. (“SDC”), a technology-related company that specialized in advertising optimization technology. During the fiscal year ended June 30, 2001, the carrying value of this investment was deemed to be impaired by J Net’s management and written down to zero.

On February 20, 2007, SDC’s stockholders approved the acquisition of its stock by Fox Interactive Media, Inc. (“FIM”). Under the terms of the agreement, FIM acquired all of the outstanding common stock, preferred stock, and vested and unvested stock options of SDC. As a result of the merger, the Company, as a holder of preferred stock of SDC, received an initial cash payment of approximately $2.2 million on March 22, 2007, which was recorded as realized gains of $1.6 million and dividend income of $0.6 million.

The SDC merger also calls for contingent payments, upon the achievement of certain targets and milestones, payable over a period of approximately 3.5 years from the closing, as well as release of an escrow fund. The Company’s share of additional contingent payments and escrow funds stemming from the acquisition ranges from zero to approximately $15.4 million.

The first target measurement date was November 2007 and the Company accrued approximately $344 thousand at that time. The Company received those proceeds during the quarter ended March 31, 2008. The second target measurement date was June 2008 and the Company has accrued an additional $200 thousand as of June 30, 2008, with proceeds received subsequently. Both amounts have been included in Realized gains on investments in the Consolidated Statement of Operations for the year ended June 30, 2008. No further amounts related to the contingent payments or escrow fund have been accrued as of June 30, 2008, as no such amounts are readily estimable or determinable at this time.

(c) Tellme Corporation Transaction:

During the fiscal year ended June 30, 2001, J Net, the predecessor company to Epoch, made a $2.0 million preferred stock investment in Tellme Networks, Inc. (“Tellme”), a technology-related company that specialized in voice technologies. The investment in Tellme was reduced from $2.0 million to $157 thousand at June 1, 2004, in connection with the Company’s acquisition of EIP.

On March 12, 2007, Tellme announced an agreement by Microsoft Corporation (“Microsoft”) to acquire all of the outstanding common stock, preferred stock, and vested and unvested stock options of Tellme. This merger closed on April 30, 2007. As a result of the merger, the Company, as a holder of preferred stock of Tellme, received a cash payment of approximately $2.0 million during the quarter ended June 30, 2007. Accordingly, approximately $1.8 million was included in Realized gains on investments in the Consolidated Statement of Operations for the fiscal year ended June 30, 2007.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2008, 2007, and 2006

Note 6 — Marketable Securities and Other Investments

The Company’s marketable securities and other investments at June 30, 2008 and 2007 are summarized as follows (in thousands):

	June 30, 2008				June 30, 2007
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Marketable Securities	$—	$—	$—	$—	$1,325	$2,463	$—	$3,789
Other Investments:
Company-sponsored mutual funds	830	191	(288)	733	755	50	(11)	794
Epoch Global All Cap separate account	2,879	111	(242)	2,748	—	—	—	—
Total available-for-sale securities	3,709	302	(530)	3,481	2,080	2,513	(11)	4,583
Equity method investment:
Epoch Global Absolute Return Fund, LLC	478	—	—	478	—	—	—	—
	$4,187	$302	$(530)	$3,959	$2,080	$2,513	$(11)	$4,583

Investments in the Epoch mutual funds and the separate account of Epoch’s Global All Cap product are classified as available-for-sale securities. Unrealized losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a separate component of stockholders’ equity until realized. The investment in the Epoch Global Absolute Return Fund, LLC is accounted for using the equity method, under which the Company’s share of net realized and unrealized earnings or losses from the limited liability company is reflected in income.

Proceeds from the sale of available-for-sale securities totaled $5.1 million and $6.2 million for the years ended June 30, 2008 and 2007, respectively.

Note 7 — Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (in thousands):

	June 30,
	2008	2007

Trade accounts payable	$295	$509
Accrued professional fees	108	67
Accrued expenses and other	481	325
Total accounts payable and accrued liabilities	$884	$901

Note 8 — Commitments and Contingencies

Employment Agreements:

The Company entered into a three-year employment agreement with its Chief Executive Officer in November 2007, effective January 1, 2008. The agreement calls for a base annual salary of $350 thousand and bonus compensation in accordance with the Company’s bonus and incentive compensation plans then in effect. The agreement was reviewed and approved by the Company’s Compensation Committee and the Board of Directors.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2008, 2007, and 2006

Note 8 — Commitments and Contingencies  – (continued)

There are no employment contracts with any other employees or officers of the Company. There are written agreements with certain employees, which provide for sales commissions or bonuses, subject to the attainment of certain performance criteria or continuation of employment. Such commitments under the various agreements total approximately $1.6 million at June 30, 2008. Of this amount, approximately $0.9 million is included in accrued compensation and benefits in the Consolidated Balance Sheet at June 30, 2008. An additional $0.2 million will be accrued during the fiscal year ended June 30, 2009. Approximately $0.5 million represents restricted stock awards to be issued during the fiscal year ending June 30, 2009.

Common Stock Repurchase Plan:

On June 24, 2008, the Company’s Board of Directors approved the repurchase of up to a maximum of 250,000 shares, or just over 1% of the Company’s fully diluted outstanding common stock. The repurchase plan calls for the repurchases to be made in the open market and/or in privately negotiated transactions from time to time in compliance with applicable laws, rules and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to prevailing market and business conditions. The plan does not obligate the Company to purchase any particular number of shares, and may be suspended or discontinued at any time. The repurchase plan will expire on June 30, 2009. During the fiscal year ended June 30, 2008, the Company repurchased 8,900 shares at a weighted average price of $9.25.

Legal Matters:

From time to time, the Company or its subsidiaries may become parties to claims, legal actions and complaints arising in the ordinary course of business. Management is not aware of any matters which would have a material adverse effect on its consolidated financial statements.

Leases:

The Company’s primary headquarters and operations are located in New York, NY. Business is conducted at a location with approximately 10,000 square feet under a long-term lease that expires in September 2015. To accommodate for the growth in business, the Company entered into a sublease agreement for an additional 3,100 square feet at its Company headquarters effective February 1, 2007. This lease expires in June 2010.

The Company is also the primary party to another lease in New York, NY with approximately 8,500 square feet, which expires in November 2010. This property is subleased to an unrelated third party. While the Company remains responsible for obligations under the lease, the sublease income, net of profit sharing with the landlord, more than offsets the Company’s obligations under this lease. The subtenant has performed its obligations under the sublease agreement and the Company is not aware of any credit issues with the subtenant. As of June 30, 2008, the remaining future minimum payments under this lease total $1.2 million. Future minimum receipts from the subtenant, net of profit sharing with the landlord, slightly exceed $1.2 million as of June 30, 2008.

The Company also has an office lease in Sherman Oaks, CA with an annual option to renew. The obligations under this lease are minimal.

Total rental expenses for the Company’s continuing operations were $1.4 million, $1.2 million and $1.1 million for the fiscal years ended June 30, 2008, 2007 and 2006, respectively. Rental income under the sublease, net of profit sharing expenses with the primary landlord were $545 thousand, $559 thousand and $570 thousand for the fiscal years ended June 30, 2008, 2007 and 2006, respectively.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2008, 2007, and 2006

Note 8 — Commitments and Contingencies  – (continued)

The following table outlines the minimum annual office lease obligations of the Company and related sub-lease receipts (dollars in thousands):

For the Years Ending June 30,	Gross	Sublease Receipts	Net Commitment
2009	$1,471	$(574)	$897
2010	1,456	(574)	882
2011	905	(96)	809
2012	717	—	717
2013	717	—	717
2014 and thereafter	1,613	—	1,613
Total minimum lease payments (receipts)	$6,879	$(1,244)	$5,635

Investment Management Contracts:

Most of the Company’s revenues are derived pursuant to written investment advisory and management agreements. These agreements may be terminated by either party with notice or terminated in the event of an “assignment” (as defined in the Investment Company Act of 1940 as amended (the “1940 Act”)). Generally, any change in control of the Company would constitute an “assignment” under the 1940 Act. Additionally, mutual fund agreements generally must be approved and renewed annually.

Note 9 — Preferred Stock

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

The Series A Preferred Stock had an annual cumulative cash dividend of 4.60%, payable semi-annually on June 30 and December 31, commencing December 31, 2006. These securities were convertible, in whole or in part at any time, into shares of the Company’s common stock at a fixed conversion price of $6.00 per share, or 1,666,667 common shares in total.

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

The holders of the Series A Preferred Stock had voting rights equivalent to the holders of the Company’s common stock, and were entitled to vote on an as-converted basis (1,666,667 shares) with the holders of the common stock together as a single class. The Series A Preferred Stock also provided for customary preference upon a Liquidation, as defined in the Certificate of Designation.

On July 1, 2008, the holder converted the Preferred Stock to 1,666,667 shares of Common Stock. Accordingly, the Series A Convertible Preferred Stock has been cancelled and the conversion eliminates the holder’s rights to receive the semi-annual dividends on the Preferred Stock.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2008, 2007, and 2006

Note 9 — Preferred Stock  – (continued)

Prior to conversion, the number of shares of common stock issuable upon the conversion of the Series A Preferred Stock has no effect on the Company’s basic earnings per share calculation, but is included in its diluted earnings per share calculation. Upon conversion, the issuable shares of common stock shall be included in the calculation of both the basic and diluted earnings per share.

Note 10 — Long-Term Incentive Compensation

2004 Omnibus Long-Term Incentive Compensation Plan:

At the annual meeting of shareholders on November 18, 2004, stockholders approved the 2004 Omnibus Long-Term Incentive Compensation Plan (the “2004 Plan”). The 2004 Plan allows the Company to issue 3,000,000 shares of common stock subject to stock options, restricted stock awards or other share-based compensation. The Plan terminates at the earliest of (a) the time no shares remain available for issuance under the Plan, (b) the Plan is terminated by the Board, or (c) the tenth anniversary of the Effective Date. Awards outstanding upon expiration of the Plan remain in effect until they have been exercised or terminated, or have expired. Restricted stock awards issued to employees under the 2004 Plan vest at the rate of 12.5% immediately and remaining amounts vest at the rate of 12.5%, 25%, and 50% upon the completion of the first, second, and third years of service, respectively. During fiscal year ended June 30, 2008, a total of 491,528 shares of restricted stock were issued to employees of the Company under the Company’s 2004 Plan at a weighted average price of $11.47, while 695,893 and 838,906 shares, respectively were issued during fiscal years ended June 30, 2007 and 2006 at weighted average prices of $6.13 and $4.64 per share, respectively. At June 30, 2008 there were 2,335,174 shares issued and 664,826 shares available for issuance under this Plan.

Subsequent to June 30, 2008, the Company granted 190,605 shares of restricted stock to employees at a weighted average price of $11.45 per share.

In FY 2008, non-employee directors received $80,000 for their services. Non-employee director compensation is paid with a minimum of $60,000 in stock and a maximum of $20,000 in cash, at the election of the director. Total shares issued to non-employee directors for FY 2008 were 35,604 shares at a weighted average price of $13.39. These shares vest fully in one year. For FY 2007, non-employee directors of the Company received common stock equal to $50,000 for their services. Total shares issued to non-employee directors for FY 2007 were 66,228 shares at a weighted average price of $5.08.

Subsequent to June 30, 2008, 38,620 shares were issued to non-employee directors at a weighted average price of $9.10 in advance of FY 2009 services.

A summary of the status of the Company’s nonvested shares under the 2004 Plan and the Merger Agreement, as of June 30, 2008, 2007, and 2006 respectively, as well as changes during the years ended June 30, 2008, 2007, and 2006 is presented below (shares in thousands):

	For the Years Ended June 30,
	2008		2007		2006
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Nonvested at beginning of the period	1,456	$5.20	4,176	$2.35	5,127	$1.84
Granted under the 2004 Plan	527	11.60	762	6.04	839	4.64
Shares vested under:
Merger Agreement	—	—	(3,160)	1.66	(1,580)	1.66
2004 Plan	(591)	5.55	(296)	4.87	(183)	4.33
Forfeited	(164)	8.57	(26)	6.08	(27)	4.48
Nonvested at end of the period	1,228	$7.34	1,456	$5.20	4,176	$2.35

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2008, 2007, and 2006

Note 10 — Long-Term Incentive Compensation  – (continued)

As of June 30, 2008, there was $5.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.1 years. The total intrinsic value of restricted stock awards vested during the years ended June 30, 2008, 2007 and 2006 was $5.9 million, $1.3 million and $0.6 million, respectively. Total compensation cost for restricted stock awards recognized in income during the years ended June 30, 2008, 2007 and 2006, was $4.2 million, $6.3 million and $4.7 million, respectively.

The aggregate intrinsic value of nonvested shares at June 30, 2008 was $11.2 million.

Expired Stock Option Plans:

On January 12, 1993, J Net’s stockholders approved the 1992 Incentive and Non-qualified Stock Option Plan (the “1992 Plan”). On August 17, 1994, the Board adopted certain amendments (the “Amendments”) to the 1992 Plan which were approved by J Net’s stockholders on January 10, 1995. The Amendments increased the number of shares of J Net’s common stock authorized for issuance pursuant to the 1992 Plan from 1,045,000 to 2,545,000. The 1992 Plan terminated in accordance with its terms on September 30, 2002. Options outstanding at the termination date totaled 877,500. Although the 1992 Plan has expired, the issued and outstanding options remain in force until they are exercised, cancelled or expire. Options outstanding under the 1992 stock option plan are summarized below as follows (shares in thousands):

	For the Years Ended June 30,
	2008		2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Fixed options:
Outstanding and exercisable at beginning of period	460	$10.18	520	$10.20	658	$8.91
Granted	—	—	—	—	—	—
Exercised			(60)	10.42	(110)	4.00
Cancelled	—	—	—	—	(28)	4.00
Outstanding and exercisable at end of period	460	$10.18	460	$10.18	520	$10.20

The intrinsic value of options exercised during FY 2007 and FY 2006 was approximately $0.3 million and $22 thousand, respectively.

The following table summarizes information about the 1992 Plan stock options outstanding at June 30, 2008 (shares in thousands):

Options Outstanding
Exercise Prices	Number Outstanding	Remaining Contractual Life	Weighted Average Exercise Price
$ 10.1250	450	1.59 years	$10.1250
$ 12.4375	10	1.92 years	$12.4375

The intrinsic value of outstanding options under the above plan at June 30, 2008 was $0.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2008, 2007, and 2006

Note 10 — Long-Term Incentive Compensation  – (continued)

Other Nonqualified Stock Options:

On September 14, 1999, nonqualified stock options to purchase an aggregate of 140,000 shares of common stock were granted to the J Net Board of Directors and a non-employee then serving as the Secretary at an exercise price of $9.00 per share, the fair market value on the date of grant. The options vested 50% on each of the first and second anniversaries of the date of grant and expire ten years from the date of grant. On October 31, 2001, a total of 30,000 options were cancelled as a result of a director’s resignation.

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

There were no nonqualified options granted during the fiscal years ended June 30, 2008, 2007 and 2006, respectively.

Changes in nonqualified options outstanding are summarized below (shares in thousands):

	For the Years Ended June 30,
	2008		2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Fixed options:
Outstanding and exercisable at beginning of period	575	$12.59	610	$12.38	610	$12.38
Granted	—	—	—	—	—	—
Exercised	—	—	(35)	9.00	—	—
Cancelled	—	—	—	—	—	—
Outstanding and exercisable at end of period	575	$12.59	575	$12.59	610	$12.38

The following table summarizes information about the nonqualified stock options outstanding at June 30, 2008 (shares in thousands):

Options Outstanding
Exercise Prices	Number Outstanding	Remaining Contractual Life	Weighted Average Exercise Price
$ 9.00	75	1.21 years	$9.00
$ 13.125	500	1.98 years	$13.125

The intrinsic value of outstanding options under the above plan at June 30, 2008 was $8 thousand.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2008, 2007, and 2006

Note 11 — Defined Contribution Plan

The Company sponsors a defined contribution plan (the “Plan”) for all of its employees. The Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, participating employees may defer up to 60% of their pre-tax gross wages, subject to annual Internal Revenue Code contribution limits. Employees vest immediately in their contributions. The Plan allows the Company to make discretionary contributions. The Company made contributions of approximately $123 thousand and $84 thousand, respectively, to the Plan during FY 2008 and FY 2007. These annual Company contributions vest immediately. The Company intends to contribute to the Plan on an annual basis.

Note 12 — Other Income

In November 2000, J Net, the predecessor company to Epoch, recorded an accrued liability related to a sale of certain assets to an unrelated third party. The recorded amount of $950 thousand represented management’s best estimate of additional settlement amounts due. In late November 2006, a final assessment was made by management which resulted in the reversal of the previously recorded accrual. This amount is included in “Interest and other income” on the statement of operations for FY 2007.

Note 13 — Income Taxes

The Company files a consolidated U.S. federal income tax return reflecting the income (loss) of Epoch Holding Corporation and its subsidiaries. The components of the provision for (benefit from) income tax are as follows (dollars in thousands):

	For the Years Ended June 30,
	2008	2007	2006
Current income tax expense (benefit):
Federal	$2,971	$1,265	$(1,166)
State and local	1,011	387	(353)
Alternative minimum tax	—	99	—
Settlements/adjustments resulting from IRS audit	—	—	(227)
Total current income tax expense (benefit)	3,982	1,751	(1,746)
Deferred income tax (benefit) expense:
Federal	(2,521)	(1,265)	1,166
State and local	(594)	(387)	353
Total deferred income tax (benefit) expense	(3,115)	(1,652)	1,519
Total income tax provision (benefit)	$867	$99	$(227)

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2008, 2007, and 2006

Note 13 — Income Taxes  – (continued)

The Company’s effective income tax rate for the years ended June 30, 2008, 2007 and 2006 differs from the amount computed using income before income taxes and applying the U.S. federal income tax rate to such amounts because of the effect of the following items:

	For the Years Ended June 30,
	2008	2007	2006
U.S. federal statutory income tax rate	34.0%	34.0%	(34.0)%
Increase (decrease) in tax resulting from:
State and local taxes	6.7	—	—
Interest on installment gain deferral	2.6	—	—
Valuation allowance	(35.0)	(29.6)	(83.9)
Dividend received deduction	(0.1)	(8.8)	—
Share-based compensation	—	13.0	17.4
Alternative minimum tax	—	1.2	—
Basis difference on sale of investment	—	(7.8)	—
Built-in losses disallowed (in excess of Section 382 limits)	—	—	100.4
IRS audit adjustments	—	—	(3.8)
Other	0.6	(0.8)	0.1
Effective income tax rate	8.8%	1.2%	(3.8)%

In accordance with SFAS 109, deferred tax assets should be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The future realization of the Company’s deferred tax assets depends upon the availability of sufficient future taxable income. In making this determination, the Company considers all available positive and negative evidence. The Company considers, among other things, the overall business environment, the Company’s historical earnings including significant pretax losses since inception, and industry outlook.

The Company released a valuation allowance during the current fiscal year against certain deferred tax assets, primarily deferred stock compensation expense and compensation accruals, as management estimates that these benefits can, more likely than not, be utilized in the future. As a result of the Company’s limited earnings history, a valuation allowance remains on certain other deferred tax assets. The Company will assess the need for a deferred tax asset valuation allowance on an ongoing basis considering the factors mentioned above as well as other relevant criteria.

In the prior fiscal year, the Company reversed a valuation allowance primarily as a result of the application of net operating loss carryfowards, to reduce current taxable income to zero, as well as to reflect changes in other temporary items.

InterWorld Corporation, an inactive subsidiary, completed bankruptcy proceedings in FY 2006. This investment had been written down to zero in prior years for financial reporting purposes. For tax purposes, this built-in loss was recognized at the time of bankruptcy completion in FY 2006. A significant portion of the built-in loss resulting from this bankruptcy is disallowed under section 382 of the Internal Revenue Code (“IRC”).

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2008, 2007, and 2006

Note 13 — Income Taxes  – (continued)

Deferred income taxes are provided for the effects of temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. These temporary differences will result in future income or deductions for income tax purposes and are measured using the federal enacted rate together with the state and local enacted tax rates, net of federal benefit that will be in effect when such items are expected to reverse. The Company has recorded a valuation allowance for certain deferred tax assets, as, based upon currently available evidence, it is more likely than not that these tax benefits may not be realized. Significant components of the Company’s deferred income tax assets and liabilities are as follows (dollars in thousands):

	For the Years Ended June 30,
	2008	2007
Deferred tax assets:
Net operating loss carryfowards – IRC Section 382	$4,478	$5,251
Share-based compensation	2,003	1,258
Alternative minimum tax credit – IRC Section 383	1,171	1,171
Accrued compensation	785	721
Equity method losses and impairments	367	1,095
Leasehold improvement impairments	144	213
Depreciation and amortization	98	81
Alternative minimum tax credit	—	99
Accruals and other	—	18
Total gross deferred tax assets	9,046	9,907
Total deferred tax liability	—	—
Total gross deferred tax assets, net of deferred tax liability	9,046	9,907
Less: valuation allowance	(5,931)	(9,907)
Total net deferred tax assets	$3,115	$—

The Company has $10.9 million of acquired NOLs which expire between 2022 and 2026, arising from the reverse merger business combination with EIP on June 2, 2004. As a result of a greater than 50% change in ownership, the ability to utilize certain NOLs became limited. These limitations are covered by Section 382 of the IRC. IRC Section 382 limits the annual utilization of NOLs accumulated prior to the ownership change to a percentage of the acquired entity’s fair value at the time of the change in ownership. Such NOLs can be utilized by the Company against taxable income only at a rate of approximately $600 thousand per year due to the these limitations. The Company also has $1.2 million of acquired alternative minimum tax credits from the reverse merger.

Certain tax benefits associated with the Company’s employee share-based compensation are recorded directly in Stockholders’ equity. Stockholders’ equity increased by approximately $1.6 million as a result of these tax benefits for the fiscal year ended June 30, 2008. No such benefits were realized for fiscal years ended June 30, 2007 and 2006, respectively.

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, on July 1, 2007, which sets forth a specific method for the financial statement measurement of a tax position taken or expected to be taken on a tax return. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2008, 2007, and 2006

Note 14 — Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during each period.

Diluted earnings per share is computed by dividing net earnings, adjusted for the effect of dilutive securities, by the weighted average number of common and common equivalent shares outstanding during the period. The Company had 1,035,000, 1,035,000 and 1,130,000 issued and outstanding stock options at June 30, 2008, 2007, and 2006 respectively. The calculation of earnings (loss) per share excluded 510,000, 960,000 and 1,130,000 issued and outstanding stock options, at June 30, 2008, 2007, and 2006, respectively as the exercise price of these options was higher than the average market price of the common stock, for the respective periods presented. The conversion of those particular options, whose exercise price was higher than the average market price of the common stock during the respective period, would have an anti-dilutive effect.

The 1,666,667 shares of common stock issuable upon conversion of the preferred stock has no effect on basic earnings per share, but has been included in the calculation of diluted earnings per share for the fiscal year ended June 30, 2008. Upon conversion, the issuable shares of common stock will be included in the calculation of both basic and diluted earnings per share.

The table below presents the computation of basic and diluted earnings (loss) per share for the years ended June 30 2008, 2007, and 2006 respectively:

(In Thousands Except per Share Data)

	For the Years Ended June 30,
	2008	2007	2006
Numerator:
Net income (loss) available to common stockholders:
Net income (loss) from continuing operations	$9,036	$7,893	$(5,722)
Preferred stock dividends	(460)	(299)	—
Non-cash charge attributable to beneficial conversion feature of preferred stock	—	(700)	—
Net income (loss) available to common stockholders for basic earnings per share	8,576	6,894	(5,722)
Effect of dilutive securities:
Preferred stock dividends	460	299	—
Net income (loss) available to common stockholders after assumed conversions for diluted earnings per share	$9,036	$7,193	$(5,722)
Denominator:
Average common shares outstanding	20,181	19,726	18,724
Common stock equivalents upon conversion of preferred stock	1,667	1,078	—
Net common stock equivalents assuming the exercise of in-the-money stock options	63	3	—
Average common and common equivalent shares outstanding – assuming dilution	21,911	20,807	18,724
Basic:
Income (loss) from continuing operations	$0.42	$0.35	$(0.31)
Diluted:
Income (loss) from continuing operations	$0.41	$0.35	$(0.31)

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2008, 2007, and 2006

Note 15 — Subsequent Events

On July 1, 2008, the holder of the 10,000 shares of Series A Convertible Preferred Stock (“the Preferred Stock”) outstanding, with a face value of $10,000,000, converted the Preferred Stock to 1,666,667 shares of Common Stock. Accordingly, the Series A Convertible Preferred Stock has been cancelled and the conversion eliminates the holder’s rights to receive the semi-annual dividends on the Preferred Stock. See Note 9.

On July 9, 2008, the Company declared a quarterly cash dividend of $0.03 per share on common stock payable on August 15, 2008 to all shareholders of record at the close of business on July 31, 2008. The total dividend paid was approximately $665 thousand.

Note 16 — Quarterly Financial Data (Unaudited)

The table below presents selected quarterly financial data for fiscal years ended June 30, 2008 and 2007, respectively. The data presented should be read in conjunction with the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein (in Thousands, Except per Share and AUM Data);

	June 30, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Investment advisory and management fees	$7,877	$8,551	$8,482	$8,724	$33,634
Performance fees	—	172	—	—	172
Total operating revenues	7,877	8,723	8,482	8,724	33,806
Employee related costs and Share-based compensation	5,324	5,592	5,650	5,321	21,887
Operating expenses	7,569	7,623	7,745	7,015	29,952
Operating income	308	1,100	737	1,709	3,854
Other income	1,383	3,096	731	839	6,049
Income from continuing operations before taxes	1,691	4,196	1,468	2,548	9,903
Net income	2,097	2,547	675	3,717	9,036
Earnings per share from continuing operations:
Basic	0.10	0.12	0.03	0.17	0.42
Diluted	0.10	0.12	0.03	0.16	0.41
Weighted-average shares outstanding:
Basic	20,051	20,141	20,247	20,288	20,181
Diluted	21,816	21,849	20,291	21,987	21,911
Assets under management (in millions)	6,426	6,682	6,197	6,634	6,634

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2008, 2007, and 2006

Note 16 — Quarterly Financial Data (Unaudited)  – (continued)

	June 30, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Investment advisory and management fees	$4,318	$5,141	$6,133	$7,372	$22,964
Performance fees	—	971	—	—	971
Total operating revenues	4,318	6,112	6,133	7,372	23,935
Employee related costs and Share-based compensation	4,423	5,008	5,318	5,396	20,145
Operating expenses	5,602	6,518	6,873	7,459	26,452
Operating loss	(1,284)	(406)	(740)	(87)	(2,517)
Other income	246	3,854	3,032	3,377	10,509
(Loss) income from continuing operations before taxes	(1,038)	3,448	2,292	3,290	7,992
Net (loss) income	(1,038)	3,349	2,288	3,294	7,893
(Loss) earnings per share from continuing operations:
Basic	(0.05)	0.13	0.11	0.16	0.35
Diluted	(0.05)	0.13	0.11	0.16	0.35
Weighted-average shares outstanding:
Basic	19,517	19,667	19,804	19,914	19,726
Diluted	19,517	20,663	21,507	21,740	20,807
Assets under management (in millions)	3,847	4,408	5,375	6,001	6,001

FY 2008 Versus FY 2007

Assets Under Management and Flows

AUM increased to $6.6 billion at June 30, 2008, from $6.0 billion at June 30, 2007. This increase was primarily attributable to the ongoing expansion of the Company’s client base and flows into existing accounts, offset by market depreciation. The Company continued to expand its institutional and sub-advisory businesses. The Company experienced growth in AUM in nearly all products, and particularly in its U.S. Value and Global Absolute Return products as a percentage of AUM.

	Year Ended June 30, (Dollars in Millions)
	2008	2007
Beginning of period assets	$6,001	$3,253
Net inflows/(outflows)	1,087	1,778
Market (depreciation)/appreciation	(454)	970
End of period assets	$6,634	$6,001

For the fiscal years ended June 30, 2008 and 2007, approximately 55% and 50%, respectively, of investment advisory and management fees were earned from services to mutual funds under advisory and sub-advisory contracts whose fees are calculated based upon daily net asset values, and approximately 45% and 50%, respectively, of fees were earned from services provided for separate accounts whose fees are calculated based upon asset values at the end of the quarter.

No material impact to revenues or operating results arose during the periods presented as a result of differences between the average daily AUM for the funds where our fees are calculated based upon daily net asset values and the quarter-ending AUM for those funds.