Form 10-Q
period 2008-09-30
EPOCH HOLDING CORP
filed 2008-11-10
CIK 351903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐ (Do not check if Smaller Reporting Company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of November 5, 2008, there were 22,044,614 shares of the Company's common stock, $.01 par value per share, outstanding.

2

EPOCH HOLDING CORPORATION AND SUBSIDIARIES
FORM 10-Q FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2008

		Page No.
Part I.	Financial Information

Item 1.	Financial Statements.	1

	Condensed Consolidated Balance Sheets –September 30, 2008 (Unaudited) and June 30, 2008	1

	Condensed Consolidated Statements of Operations (Unaudited) - Three Months Ended September 30, 2008 and 2007	2

	Condensed Consolidated Statements of Changes in Stockholders' Equity - For the Year Ended June 30, 2008 and Three Months Ended September 30, 2008 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows (Unaudited) - Three Months Ended September 30, 2008 and 2007	4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5-16

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	17-34

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	34-35

Item 4.	Controls and Procedures.	35-36

Part II.	Other Information	37

Item 1.	Legal Proceedings.	37

Item1a.	Risk Factors.	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	37-38

Item 5.	Other Information.	38

Item 6.	Exhibits.	38

Signature		38
Items other than those listed above have been omitted because they are not applicable.

3

PART I. FINANCIAL INFORMATION
 Item 1. Financial Statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
( in thousands, except share data)

	September 30,	June 30,
	2008	2008
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$35,035	$37,436
Accounts receivable	6,201	6,391
Prepaid and other current assets	2,386	926

Total current assets	43,622	44,753

Property and equipment (net of accumulated depreciation of $1,475 and $1,369, respectively)	1,595	1,689
Security deposits	1,110	1,104
Deferred income taxes	2,844	2,844
Other investments (cost of $3,882 and $4,187, respectively) - (Note 5)	3,339	3,959

Total assets	$52,510	$54,349

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,019	$884
Accrued compensation and benefits	3,851	5,630
Income taxes payable	-	1,447

Total current liabilities	4,870	7,961

Deferred rent	792	813
Subtenant security deposit	231	230

Total liabilities	5,893	9,004

Commitments and contingencies - (Note 6)

Stockholders' equity:
Preferred stock, series A convertible, $1 par value per share, 1,000,000 shares authorized: -0- and 10,000 shares issued and outstanding at September 30, 2008 and June 30, 2008 respectively - (Note 7)	-	10
Common stock, $0.01 par value per share, 60,000,000 shares authorized; 22,202,814 issued and 22,082,468 outstanding at September 30, 2008 and 20,299,585 issued and 20,290,685 outstanding at June 30, 2008	222	203
Additional paid-in capital	54,116	50,047
Retained earnings	616	698
Unearned share-based compensation	(6,586)	(5,302)
Accumulated other comprehensive income (loss)	(543)	(228)
Treasury stock, at cost - 120,346 and 8,900 shares at September 30, 2008 and at June 30, 2008, respectively - (Note 6)	(1,208)	(83)

Total stockholders' equity	46,617	45,345

Total liabilities and stockholders' equity	$52,510	$54,349

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended
	September 30,
	2008	2007
Revenues:
Investment advisory and management fees	$8,478	$7,877

Operating expenses:
Employee related costs (excluding share-based compensation)	4,117	4,249
Share-based compensation	1,330	1,075
General, administrative and occupancy	1,352	1,384
Professional service fees	719	757
Depreciation and amortization	106	104
Total operating expenses	7,624	7,569

Operating income	854	308

Other income (loss): - (Note 9)
Realized (losses) gains on investments	(257)	866
Interest and other income	291	517

Total other income	34	1,383

Income before income taxes	888	1,691

Provision for (benefit from) income taxes - (Note 10)	306	(406)

Net income	582	2,097

Cumulative preferred stock dividends - (Note 11)	-	(115)

Net income available to common stockholders for basic earnings per share	$582	$1,982

Earnings per share - (Note 11)
Basic	$0.03	$0.10
Diluted	$0.03	$0.10
Weighted Average Shares Outstanding:
Basic	22,077	20,051
Diluted	22,104	21,816

Cash dividends declared and paid per common share	$0.03	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED JUNE 30, 2008 AND THREE MONTHS ENDED SEPTEMBER 30, 2008
(Dollars and shares in thousands, except per share data)

						Retained		Accumulated
	Preferred Stock				Additional	Earnings	Unearned	Other			Total
	Series A Convertible		Common Stock		Paid-in	(Accumulated	Share-Based	Comprehensive	Treasury Stock		Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Compensation	Income (Loss)	Shares	Amount	Equity
Balances at June 30, 2007	10	$10	19,935	$199	$43,852	$(6,357)	$(4,763)	$2,502	-	$-	$35,443

Net income						9,036					9,036
Net unrealized gains on marketable securities								864			864
Reclassification for gains included in net income								(3,594)			(3,594)
Comprehensive income											6,306

Issuance and forfeitures of restricted common stock			364	4	4,711	-	(4,380)		-	-	335
Amortization of unearned share-based compensation			-	-	-	-	3,841		-	-	3,841
Preferred stock dividends						(460)					(460)
Common stock dividends ($0.075 per share)						(1,521)					(1,521)
Income tax benefit from dividends paid on unvested shares					43						43
Net loss on sales of shares for employee withholding					(133)						(133)
Common shares repurchased			(9)						9	(83)	(83)
Excess income tax benefit from vesting of restricted shares					1,574						1,574
Balances at June 30, 2008	10	10	20,290	203	50,047	698	(5,302)	(228)	9	(83)	45,345

Net income						582					582
Net unrealized losses on other investments								(572)			(572)
Reclassification for losses included in net income								257			257
Comprehensive income - (Note 12)											267

Issuance and forfeitures of restricted common stock			237	2	2,612	-	(2,331)		-	-	283
Amortization of unearned share-based compensation			-	-	-	-	1,047		-	-	1,047
Conversion of preferred stock - (Note 7)	(10)	(10)	1,667	17	(7)						-
Common stock dividends ($0.03 per share)						(664)					(664)
Income tax benefit from dividends paid on unvested shares					18						18
Net loss on sales of shares for employee withholding					(67)						(67)
Common shares repurchased			(111)						111	(1,125)	(1,125)
Excess income tax benefit from vesting of restricted shares					1,513						1,513
Balances at September 30, 2008 (unaudited)	-	$-	22,083	$222	$54,116	$616	$(6,586)	$(543)	120	$(1,208)	$46,617

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
( in thousands)

	Three Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$582	$2,097
Adjustments to reconcile net income to net cash (used in)/ provided by operating activities:
Benefit for deferred income taxes	-	(759)
Share-based compensation	1,330	1,075
Depreciation and amortization	106	104
Realized losses/ (gains) on investments	257	(866)
Loss from equity method investment	58	-
Income tax benefit from payment of dividends on unvested shares	(18)	-
Excess income tax benefit from vesting of restricted shares	(1,513)	(353)
Decrease/ (increase) in operating assets:
Accounts receivable	190	501
Prepaid and other current assets	(435)	(692)
Increase/ (decrease) in operating liabilities:
Accounts payable and accrued liabilities	135	(68)
Accrued compensation and benefits	(1,779)	1,930
Income taxes payable	(1,141)	254
Deferred rent	(21)	(21)
Net cash (used in)/ provided by operating activities	(2,249)	3,202

Cash flows from investing activities:
Proceeds from other transactions - (Note 9b)	200	-
Capital expenditures	(12)	(25)
Investments in Epoch managed funds and other investments, net	(10)	(2)
Security deposits, net	(5)	(6)
Purchases and sales of short-term investments, net	-	21,850
Proceeds from sales of marketable securities	-	1,257
Net cash provided by investing activities	173	23,074

Cash flows from financing activities:
Common stock dividends paid	(664)	-
Income tax benefit from payment of dividends on unvested shares	18	-
Income tax benefit from the vesting of restricted shares	1,513	353
Repurchase of common stock for employee withholding	(551)	-
Repurchase of common stock pursuant to share buy back program	(574)	-
Net loss on sales of shares for employee withholding	(67)	-
Net cash (used in)/ provided by financing activities	(325)	353

Net (decrease)/increase in cash and cash equivalents during period	(2,401)	26,629
Cash and cash equivalents at beginning of period	37,436	3,097
Cash and cash equivalents at end of period	$35,035	$29,726

Supplemental Cash Flow Information:
Cash paid for income taxes	$1,653	$191

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

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

Note 2 – Summary of Significant Accounting Policies

Basis of presentation
The unaudited condensed consolidated financial statements of the Company included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial condition and interim results of operations have been made. The results for the interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.

The Company's unaudited condensed consolidated financial statements and the related notes should be read together with the consolidated financial statements and the related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

Principles of consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions. These estimates and assumptions impact the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of these condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

Financial instruments with concentration of credit risk
The financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and other investments. Epoch invests its cash and cash equivalents with high-credit quality financial institutions in amounts which, at times, may be in excess of the FDIC insurance limits.

Cash equivalents
Cash equivalents are highly liquid investments in money market funds consisting of short-term securities of the U.S. government and its agencies.

Property and equipment
The costs of leasehold improvements are capitalized and such costs are amortized on a straight-line basis over the shorter of their estimated useful lives or lease term, as applicable. All other capital assets are recorded at cost and such costs are depreciated on a straight-line basis over their estimated useful lives. Generally, the useful lives are approximately 3 to 7 years for equipment, 1 to 3 years for purchased software, and 3 to 10 years for leasehold improvements and exclude option periods, if any. Repairs and maintenance costs are charged to expense as incurred. Upon sale or disposition of property and equipment, the cost and related accumulated depreciation amounts are removed from the accounts and any resulting gain or loss is recognized in operations.

Other investments
The Company holds an investment in each of three Company-sponsored mutual funds—the Epoch Global Equity Shareholder Yield Fund (“EPSYX”), the Epoch U.S. All Cap Equity Fund (“EPACX”), and the Epoch International Small Cap Fund (“EPIEX”). The Company also holds investments in the Epoch Global Absolute Return Fund, LLC and in a separate account of Epoch’s Global All Cap product. The Company intends to hold these investments for a period in excess of one year.

The investments in the Company-sponsored mutual funds and the separate account of Epoch's Global All Cap product are accounted for as available-for-sale securities. Any resulting change in market value is recorded as unrealized gain or loss in Accumulated other comprehensive income (loss), a separate component of stockholders’ equity.

EIP is also the managing member of the Epoch Global Absolute Return Fund, LLC whose underlying assets consist of marketable securities. The Company's investment in this entity is accounted for using the equity method, under which EIP's share of the net earnings or losses from the limited liability company is reflected in Other income as earned, and any distributions are reflected as reductions from the investment.

The Company periodically reviews the carrying value of these investments for impairment by evaluating the nature, duration and extent of any decline in fair value.  If the decline in value is determined to be other-than-temporary, the carrying value of the investment is written down to fair value through earnings. No impairment charges have been recognized during the periods presented.

Treasury stock
Treasury stock is accounted for under the cost method.

Revenue recognition
Investment advisory and management fees are recognized as services are provided, pursuant to specific terms contained in advisory or sub-advisory contracts between EIP and its clients. Such contracts generally call for revenue to be determined as a percentage of assets under management (“AUM”). Separate account fees are billed on a quarterly basis, in arrears, generally based on the account's asset value at the end of the quarter. Fees for services performed for mutual funds under advisory and sub-advisory contracts are calculated based upon the daily net asset values of the respective fund, and are generally received in arrears. Advance payments, if received, are deferred and recognized during the periods for which services are provided.

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

Any potential interest and penalty associated with a tax contingency, should one arise, would be included as a component of income tax expense in the period in which the assessment arises.

Earnings per common share
Basic earnings per share (“EPS”) is calculated by dividing net earnings applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect, if any, of the common stock deliverable pursuant to stock options or, for the prior year’s fiscal period presented, the common stock issuable upon the conversion of the convertible preferred stock.

Comprehensive income
Total comprehensive income is reported on the Condensed Consolidated Statement of Changes in Stockholders’ Equity and includes net income and, for investment securities available-for-sale, the change in unrealized gains (losses) and the reclassification of realized gains (losses) to net income.

Recently issued accounting standards
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for the Company beginning July 1, 2008. SFAS 157 establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and to minimize the use of unobservable inputs when measuring fair value. The adoption of SFAS 157 did not have a material effect on the Company’s condensed consolidated financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits certain financial assets and financial liabilities to be measured at fair value, using an instrument-by-instrument election. The initial effect of adopting SFAS 159 must be accounted for as a cumulative effect adjustment to opening retained earnings for the fiscal year of adoption. Retrospective application to fiscal years preceding the effective date is not permitted. SFAS 159 was effective for the Company beginning July 1, 2008. The adoption of SFAS 159 did not have a material effect on the Company’s condensed consolidated financial position, results of operations, or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS 161 is effective for the Company beginning
July 1, 2009. The Company does not currently engage in hedging or derivative transactions and, accordingly, does not expect the adoption of this pronouncement to have a material impact on its consolidated financial position, results of operations, or cash flows.

In June 2008, the FASB issued FASB Staff Position (“FSP”) EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, Earnings per Share. FSP EITF No. 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF No. 03-6-1 is effective for the Company beginning July 1, 2009; earlier application is not permitted. The Company does not expect the adoption of FSP EITF No. 03-6-1 to have a material effect on its results of operations or earnings per share.

In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. FSP 157-3 does not reinterpret or change SFAS 157’s existing principles but rather is intended to enhance comparability and consistency in fair value measurements of financial assets that trade in markets that are inactive. FSP 157-3 primarily re-asserts that when the market is inactive, management is not required to use thinly traded quotes or quotes reflecting distressed prices. Rather, management should look to other means to estimate fair value, such as the “income approach,” which discounts the estimated cash flows and results in a Level 3 classification because the inputs are not observable. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate. FSP 157-3 was effective immediately upon issuance. The Company does not currently have such investment instruments and, as such, the adoption of this pronouncement had no effect on its condensed consolidated financial position, results of operations, or cash flows.

Note 3 – Fair Value Measurements

As discussed in Note 2, Summary of Significant Accounting Policies, the Company adopted SFAS No. 157 at the beginning of its fiscal year commencing July 1, 2008. SFAS No. 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

An asset or liability’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

SFAS No. 157 allows three types of valuation approaches: a market approach, which uses observable prices and other relevant information that is generated by market transactions involving identical or comparable assets or liabilities; an income approach, which uses valuation techniques to convert future amounts to a single, discounted present value amount; and a cost approach, which is based on the amount that currently would be required to replace the service capacity of an asset.

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy.

Cash and cash equivalents
Cash and cash equivalents include cash in checking and money market accounts, as well as highly liquid investments in money market funds consisting of short-term securities of the U.S. government and its agencies. Cash and cash equivalents totaled $35.0 million at September 30, 2008. Investments in money market funds are valued under the market approach through the use of quoted market prices in an active market, which is the net asset value of the shares held in the underlying funds, and are classified within Level 1 of the valuation hierarchy.

Security deposits
Security deposits are funds held in certificates of deposit as required by the lessor of the Company’s leased office premises. These instruments totaled $1.1 million at September 30, 2008. These investments mature, and are renewed, in one year intervals, and accordingly are valued at cost plus accrued interest, which approximates fair value. Security deposits are classified within Level 1 of the valuation hierarchy.

Other investments
Other investments consist of investments in Company-sponsored investment vehicles, including mutual funds, an investment product separate account, and a limited liability company.

The first two investments mentioned above are accounted for as available-for-sale investments and valued under the market approach through the use of unadjusted quoted market prices available in an active market, and are classified within Level 1 of the valuation hierarchy. The fair market value of these two investments at September 30, 2008 total $2.9 million.

The remaining investment, an investment in the Epoch Global Absolute Return Fund, LLC is accounted for under the equity method.

The following table presents, for each of the hierarchy levels described above, the Company’s assets that are measured at fair value as of September 30, 2008 (in thousands):

	As of September 30, 2008
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Fair Value	Identical Assets	Observable Inputs	Unobservable Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)

Current assets:
Cash and cash equivalents	$35,035	$35,035	$-	$-

Non-current assets:
Security deposits	1,110	1,110	-	-
Other investments:
Available-for-sale	2,920	2,920	-	-

Total assets at fair value	$39,065	$39,065	$-	$-

At September 30, 2008, the Company did not hold any financial liabilities measured at fair value.

Note 4 - Accounts Receivable

The Company's accounts receivable balances do not include an allowance for doubtful accounts for the periods presented and there have been no bad debt expenses recognized during the three months ended September 30, 2008 and 2007, respectively. Management believes these receivables are fully collectible.

Significant customers and contracts
For the three months ended September 30, 2008, CI Investments Inc. (“CI”), a Canadian-owned investment management company, accounted for approximately 14% of consolidated revenues, while Genworth Financial Asset Management, Inc. (“Genworth”), an investment adviser, through its investments in the Epoch International Small Cap Fund (“EPIEX”) and the Epoch Global Equity Shareholder Yield Fund (“EPSYX”), as well as separate account mandates, accounted for approximately 19%. The Company's services and relationships with these clients are important to the Company's ongoing growth strategy, and retention of these clients is significant to the ongoing results of operations of the Company.

For the three months ended September 30, 2007, CI accounted for approximately 17% of consolidated revenues, while Genworth accounted for approximately 29%.

Note 5 – Other Investments

The Company’s other investments at September 30, 2008 and June 30, 2008 are summarized as follows (in thousands)

	September 30, 2008				June 30, 2008
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value	Basis	Gains	Losses	Value
Available-for-sale securities:
Other Investments:
Company-sponsored mutual funds	$832	$-	$(221)	$611	$830	$-	$(97)	$733
Epoch Global All Cap separate account	2,631	-	(322)	2,309	2,879	-	(131)	2,748

Total available-for-sale securities	3,463	-	(543)	2,920	3,709	-	(228)	3,481

Equity method investment:
Epoch Global Absolute Return Fund, LLC	419	-	-	419	478	-	-	478

	$3,882	$-	$(543)	$3,339	$4,187	$-	$(228)	$3,959

Note 6 - Commitments and Contingencies

Employment agreements
The Company entered into a three-year employment agreement with its Chief Executive Officer in November 2007, effective January 1, 2008. The agreement calls for a base annual salary of $350 thousand and bonus compensation in accordance with the Company’s bonus and incentive compensation plans then in effect. The agreement also calls for certain payments in the event of termination. The payments could vary depending on the cause of termination and whether or not the Board of Directors elects to enforce a non-compete agreement. The agreement was reviewed and approved by the Company's Compensation Committee and the Board of Directors.

There are no employment contracts with any other employees or officers of the Company. There are written agreements with certain employees, which provide for sales commissions or bonuses, subject to the attainment of certain performance criteria or continuation of employment. Such commitments under the various agreements total approximately $1.7 million at September 30, 2008. Of this amount, approximately $0.6 million is included in accrued compensation and benefits in the Condensed Consolidated Balance Sheet at September 30, 2008. An additional $0.4 million will be accrued during the remainder of the fiscal year ending June 30, 2009 and shortly thereafter. Approximately $0.7 million represents restricted stock awards to be issued during the remainder of the fiscal year ending June 30, 2009 and shortly thereafter.

Legal matters
From time to time, the Company or its subsidiaries may become parties to claims, legal actions and complaints arising in the ordinary course of business. Management is not aware of any matters which would have a material adverse effect on its condensed consolidated financial statements.

Common Stock Repurchase Plan
On June 24, 2008, the Board of Directors approved the repurchase of up to a maximum of 250,000 shares, or just over 1%, of the Company’s fully diluted outstanding Common Stock. The repurchase plan calls for the repurchases to be made in the open market and/or in privately negotiated transactions from time to time in compliance with applicable laws, rules and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to prevailing market and business conditions. The plan does not obligate the Company to purchase any particular number of shares, and may be suspended or discontinued at any time. The repurchase plan will expire on June 30, 2009.

During the three months ended September 30, 2008, the Company repurchased approximately 64,000 shares at a weighted average price of $8.98. These shares are shown as Treasury stock at cost, in the Shareholders’ equity section of the Condensed Consolidated Balance Sheet.

Employee Tax Withholding
To satisfy statutory employee tax withholding requirements related to the vesting of common shares, the Company purchases from employees, and then resells in the open market, shares utilized by employees to cover and pay for employee tax withholdings. At September 30, 2008, there were approximately 48,000 shares held to be resold by the Company in the open market. These shares are shown as Treasury stock at cost in the Shareholders’ equity section of the Condensed Consolidated Balance Sheet. Any resulting gain or loss on resale is accounted for as an adjustment to Additional paid-in capital.

Note 7 – Conversion of Preferred Stock

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

Note 8 – Share-Based Compensation

The Company granted $2.6 million and $2.2 million in share-based compensation awards during the three months ended September 30, 2008 and 2007, respectively. These awards are recognized ratably over a three-year period and are not subject to performance-based accelerated vesting. For the three months ended September 30, 2008 awards consisted of 236,563 shares at a weighted average price of $11.05. For the three months ended September 30, 2007 awards consisted of 188,277 shares at a weighted average price of $11.90.

Note 9 - Other Income

a) eStara transaction
During the fiscal year ended June 30, 2000, J Net Enterprises, Inc. (“J Net”), the predecessor company to Epoch, made an investment in eStara, Inc. ("eStara"), a technology-related company that provided conversion and tracking solutions to enhance on-line sales. During the fiscal year ended June 30, 2003, J Net’s management concluded its ability to recover its investment was remote and wrote down the remaining carrying value to zero. On October 2, 2006, eStara’s stockholders approved the acquisition of its stock by Art Technology Group, Inc. (NASDAQ ticker symbol “ARTG”). Under the terms of the agreement, ARTG acquired all of the outstanding common stock, preferred stock, and vested and unvested stock options of eStara.

In exchange for the eStara preferred shares held, the Company received 2,431,577 common shares of ARTG and $267 thousand in cash. The common shares received from ARTG were subject to a lock-up agreement pursuant to which the shares were released to the Company in equal monthly installments over a period of 12 months, which commenced January 2007.

During the quarter ended September 30, 2007, the Company sold approximately 0.4 million shares of ARTG and recorded realized gains of approximately $0.9 million. Upon sale, these gains were reclassified, in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, from Accumulated other comprehensive income (loss), a separate component of stockholders’ equity, to Realized gains on investments on the Condensed Consolidated Statement of Operations. All of the remaining shares of ARTG were sold before the end of fiscal year ended June 30, 2008.

b) Strategic Data Corporation transaction
During the fiscal year ended June 30, 2000, J Net, the predecessor company to Epoch, made an investment in Strategic Data Corp. ("SDC"), a technology-related company that specialized in advertising optimization technology. During the fiscal year ended June 30, 2001, the carrying value of this investment was deemed to be impaired by J Net’s management and written down to zero.

On February 20, 2007, SDC’s stockholders approved the acquisition of its stock by Fox Interactive Media, Inc. (“FIM”). Under the terms of the agreement, FIM acquired all of the outstanding common stock, preferred stock, and vested and unvested stock options of SDC. As a result of the merger, the Company, as a holder of the preferred stock of SDC, received an initial cash payment of approximately $2.2 million on March 22, 2007.

The SDC merger also calls for contingent payments, upon the achievement of certain targets and milestones, payable over a period of approximately 3.5 years from the closing, as well as the release of an escrow fund. The Company’s share of additional contingent payments and escrow funds stemming from the acquisition ranges from zero to approximately $15.4 million.

The first target measurement date was November 2007 and the Company accrued approximately $344 thousand at that time. The Company received those proceeds during the quarter ended March 31, 2008. The second target measurement date was June 2008 and the Company accrued an additional $200 thousand at that time, the proceeds of which were received during the current quarter ended September 30, 2008. No further amounts related to the contingent payments or escrow fund have been accrued as of September 30, 2008, as no such amounts are readily estimable or determinable at this time.

Note 10 - Provision For (Benefit From) Income Taxes

In calculating the provision for (benefit from) income taxes, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted, as appropriate, based upon current facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter.

Valuation allowance release
The Company maintains valuation allowances against certain deferred tax assets, the benefit of which may not be utilized. The Company reviews its deferred tax asset valuation allowances on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the Company is considered, along with any other positive or negative evidence. Since future financial results may differ from previous estimates, periodic adjustments to the Company’s valuation allowances may be necessary.

In the quarter ended September 30, 2007, based on the Company’s annual operating projections and the significant gains realized on sales of marketable securities, the Company concluded that it was more likely than not that the tax benefits from its tax basis on a previously impaired investment would be utilized in the future. As such, in the quarter ended September 30, 2007, the Company released the entire valuation allowance of approximately $1.1 million attributable to this fully valued deferred tax asset, the tax effect of which was as a credit to income tax expense. The effect of this valuation allowance release, together with the use of a projected annual effective tax rate, resulted in a net benefit from income taxes of approximately $0.4 million for the quarter ended September 30, 2007.

Note 11 – Earnings Per Share

Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period.

Diluted earnings per share is computed by dividing net earnings, adjusted for the effect of dilutive securities, by the weighted average number of common and common equivalent shares outstanding during the period. The Company had 1,035,000 issued and outstanding stock options at September 30, 2008 and 2007, respectively. The calculation of earnings per share excluded 510,000 issued and outstanding stock options at September 30, 2008, as the exercise price of these options was higher than the average market price of the common stock for the period. The conversion of those particular options, whose exercise price was higher than the average market price of the common stock during the respective period, would have an anti-dilutive effect.

For the three months ended September 30, 2007, the 1,666,667 shares of common stock issuable upon conversion of the preferred stock had no effect on basic earnings per share, but was included in the calculation of diluted earnings per share. The preferred stock was converted into 1,666,667 common shares on July 1, 2008 which were, accordingly, included in the basic earnings per share calculation for the three months ended September 30, 2008.

For purposes of determining basic earnings per share, dividends earned for the three month period ended September 30, 2007 on the cumulative preferred stock, although not yet declared, were deducted from net income to arrive at net income available to common stockholders.

The following table presents the computation of basic and diluted earnings per share for the three months ended September 30, 2008 and 2007, respectively (in thousands, except per share data):

	Three Months Ended
	September 30,
	2008	2007
Numerator:
Net income available to common stockholders:
Net income	$582	$2,097
Preferred stock dividends	-	(115)

Net income available to common stockholders for basic earnings per share	582	1,982

Preferred stock dividends	-	115

Net income available to common stockholders after assumed conversions, for diluted earnings per share	$582	$2,097

Denominator:
Average common shares outstanding	22,077	20,051

Common stock equivalents upon conversion of preferred stock	-	1,667

Net common stock equivalents assuming the exercise of in-the-money stock options	27	98

Average common and common equivalent shares outstanding - assuming dilution	22,104	21,816

Basic earnings per share	$0.03	$0.10

Diluted earnings per share	$0.03	$0.10

Note 12 – Comprehensive Income

A summary of comprehensive income is as follows (in thousands):

	Three Months Ended
	2008	2007
Net income	$582	$2,097

Other comprehensive income:

Change in unrealized (losses) gains on available-for-sale securities	(572)	515

Reclassification of realized (losses) gains to net income	257	(866)

Comprehensive income	$267	$1,746

Note 13 - Subsequent Events

Common dividends
On October 10, 2008, the Board of Directors declared a quarterly cash dividend on the Company's Common Stock of $0.03 per share payable on November 14, 2008 to all shareholders of record at the close of business on October 31, 2008.

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

Share repurchases
Subsequent to September 30, 2008, the Company repurchased an additional 64,400 shares at a weighted average price of $7.64 pursuant to the share buy-back program.

*****

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Set forth on the following pages is management's discussion and analysis of our financial condition and results of operations for the three months ended September 30, 2008 and 2007. Such information should be read in conjunction with our unaudited condensed consolidated financial statements together with the notes to the unaudited condensed consolidated financial statements. When we use the terms the “Company,” “management,” “we,” “us,” and “our,” we mean Epoch Holding Corporation, a Delaware corporation, and its consolidated subsidiaries.

Forward-Looking Statements

Certain information included, or incorporated by reference in this Quarterly Report on Form 10-Q and other materials filed or to be filed by Epoch Holding Corporation (“Epoch" or the “Company") with the Securities and Exchange Commission (“SEC") contain statements that may be considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may," “might," “will," “should," “expect," “plan," “anticipate," “believe," “estimate," “predict," “potential" or “continue," and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about the Company, may include projections of the Company's future financial performance based on the Company's anticipated growth strategies and trends in the Company's business. These statements are only predictions based on the Company's current expectations and projections about future events. There are important factors that could cause the Company's actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the risks and uncertainties outlined in “Factors Which May Affect Future Results.”

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

Forward-looking statements include, but are not limited to, statements about the Company’s:

•	business strategies and investment policies,

•	possible or assumed future results of operations and operating cash flows,

•	competitive position,

•	potential growth opportunities,

•	recruitment and retention of the Company's key employees,

•	expectations with respect to the economy, securities markets, the market for mergers and acquisitions activity, the market for asset management activity and other industry trends,

•	potential operating performance, achievements, productivity improvements, efficiency and cost reduction efforts,

•	expected tax rate

•	effect from the impact of future legislation and regulation on the Company.

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

Factors Which May Affect Future Results

There are numerous risks which may affect the results of operations of the Company. Factors which could affect the Company's success include, but are not limited to, the ability to attract and retain clients, performance of the financial markets and invested assets managed by the Company, retention of key employees, misappropriation of assets and information by employees, system failures, significant changes in regulations, the costs of compliance associated with existing regulations and the penalties associated with non-compliance, and the risks associated with the loss of key members of the management team.

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

These and other risks related to our Company are discussed in greater detail under Part I, Item 1A. “Risk Factors” in the Company's Annual Report on  Form 10-K for the fiscal year ended June 30, 2008.

Critical Accounting Policies and Critical Accounting Estimates

Our significant accounting policies are described in Note 2 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008. A discussion of critical accounting policies and critical accounting estimates is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

Overview

The Company, through its operating subsidiary Epoch Investment Partners, Inc. (“EIP”), provides investment advisory and investment management services to its clients primarily through separately managed accounts and commingled vehicles, such as mutual funds and private investment funds. The overall investment philosophy is focused on achieving a superior risk-adjusted return by investing in companies that generate free cash flow and are undervalued relative to the investment team’s fair value determinations. Security selection and portfolio construction are designed to protect capital in declining markets while participating in rising markets.

EIP is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Investment Advisors Act”). It has one line of business, and that is to manage investment assets for retirement plans, mutual funds, endowments, foundations, and high net worth individuals. Revenues are generally derived as a percentage of assets under management (“AUM”). Therefore, among other factors, revenues are dependent on (i) performance of financial markets, (ii) the ability to maintain existing clients, and (iii) changes in the composition of AUM. The management team is led by William W. Priest. Mr. Priest has over 40 years of experience in the investment advisory business.

Financial and Business Highlights

Financial and business highlights for the quarter ended September 30, 2008 are as follows:

➢
Operating leverage, which is defined as the total revenue growth rate that exceeds the rate of growth of expenses, continued to be positive. Total operating revenue increased by 8% to $8.5 million, from $7.9 million for the comparable period a year ago, while total operating expenses remained virtually unchanged.

➢	The Company continued to receive positive net AUM inflows, approximately $210 million, despite a significantly declining market.

➢
The Company continued to maintain a strong liquidity position as cash and cash equivalents of approximately $35.0 million make up 67% of total assets. Working capital increased by $2.0 million and the current ratio increased to 9.0 from 5.6 a year ago.

➢
Preferred shares were converted by the holder to common shares at the beginning of the quarter. The conversion eliminates the holder’s rights to receive the semi-annual dividends on the Preferred shares.

➢	The Board of Directors increased the quarterly dividend paid on common shares by 20%, to a quarterly rate of $0.03 per share.

➢	The Company repurchased 63,900 shares at a weighted average price of $8.98 pursuant to the share buy-back plan.

	Three Months Ended
	September 30,		Change
(Dollars in thousands)	2008	2007	$	%
Operating income	$854	$308	$546	177%
Operating margin	10%	4%

Operating margins improved compared with the same period a year ago. The main driver of this was increased revenue, stemming from a higher level of AUM throughout the quarter. Although the Company finished the quarter ended September 30, 2008 with AUM of $6.1 billion, a 5% decrease from AUM of $6.4 billion at September 30, 2007 - primarily as a result of the significant decline in global equity markets since the prior year, offset by net AUM inflows - the average AUM during the period ended September 30, 2008 was approximately $6.4 billion vs. approximately $6.0 billion for the same period a year ago.

	Three Months Ended
	September 30,		Change
(Dollars in thousands)	2008	2007	$	%
Net income	$582	$2,097	$(1,515)	(72)%

Although operating income increased by $0.5 million from the same quarter a year ago, the Company recorded a reduction in net income of $1.5 million. The comparable period for the prior year included $0.9 million of realized gains from sales of marketable securities. Additionally, the prior year provision for income taxes was reduced by a $0.4 million tax benefit from a valuation allowance release against certain deferred tax assets.

Business Environment

As an investment management and advisory firm, our results of operations can be directly impacted by global market, political, and economic trends. The business environment is influenced by several factors, including business profitability, investor confidence, unemployment, and financial market transparency. These factors can directly affect capital appreciation or depreciation, which in turn, impacts our investment advisory and management business.

During the quarter ended September 30, 2008, both U.S. and world market and economic conditions were unprecedented and challenging with tighter credit conditions and slower growth. Credit markets continued to experience illiquidity and wider credit spreads. Continued concerns about the impact of residential and commercial mortgage loan products and structured investment vehicles caused the broader equity and credit markets to deteriorate further. The rate of unemployment continued to increase, reaching its highest level in nearly five years, with private-sector employment contracting each month during the quarter. While the rate of inflation increased, long-term inflation expectations moderated as oil and commodity prices declined and capacity utilization decreased. In the equity markets, the Dow Jones Industrial Average, (1) NASDAQ Composite Index(2) and the S&P 500(3) decreased during the quarter ended
September 30, 2008, assuming dividend reinvestment, by 4%, 9% and 8%, respectively. On a broad basis, developed global markets, as represented by the MSCI World index(4), decreased by 15.2%.  The Federal Reserve is continuing to provide additional liquidity and stability to the financial markets and continues to try to mitigate the negative economic impact related to the credit markets.

(1)	Dow Jones Industrial Average is a trademark of Dow Jones & Company, which is not affiliated with Epoch.
(2)	NASDAQ Composite Index is a trademark of the NASDAQ Stock Market, Inc., which is not affiliated with Epoch.
(3)	S&P 500 is a trademark of Standard & Poor’s, a division of the McGraw-Hill Companies, Inc., which is not affiliated with Epoch.
(4)	MSCI World Index is a trademark of MSCI Inc., which is not affiliated with Epoch.

During the last few weeks and subsequent to September 30, 2008, credit conditions worsened considerably and the landscape of the U.S. financial services industry changed dramatically. Several steps were taken by U.S. and foreign central banks in response to a further weakening in the economy’s vital signs. The potential systemic impact from maturing debt at two government sponsored entities (“GSEs”), formerly Federal Home Loan Mortgage Corporation (“Freddie Mac”) and Federal National Mortgage Association (“Fannie Mae”), led the U.S. Federal Government to assume a conservatorship role in these GSEs. Lehman Brothers Holdings Inc. declared bankruptcy, and the U.S. Federal government provided a loan to American International Group Inc. (“AIG”) in exchange for an equity interest in AIG. In addition, there were several bank failures during the period. The Federal Reserve announced enhancements to its programs to provide additional liquidity to the asset-backed commercial paper and money markets, and indicated that it plans to purchase from primary dealers short-term debt obligations issued by Fannie Mae, Freddie Mac and the Federal Home Loan Banks. The U.S. Treasury proposed a plan to buy mortgage-related, illiquid and other troubled assets from U.S. financial institutions and, in early October 2008, the Emergency Economic Stabilization Act of 2008 was enacted. Additionally, the Federal Reserve, while working in unison with several foreign central banks, lowered both the benchmark interest rate and the discount rate by 1.0% during the month of October, and it continues to consult frequently with its global central bank counterparts. During October 2008, stocks around the globe endured a period of remarkable volatility and posted one of their biggest down months on record. In all, U.S. and Global markets have declined by approximately 20% since the end of our first fiscal quarter ended September 30, 2008.

Company impact and outlook
While the sharp sell-off in the equity markets impacted overall assets under management by $759 million during the quarter, the Company continued to achieve positive net inflows in excess of $200 million, a significant achievement in this turbulent market. While the quarter was challenging to all investors, the Company believes that its investment strategies, which emphasize a free cash flow analytical approach to the evaluation of equities, should continue to produce superior returns at a lower risk for our clients. The Company believes that free cash flow will be the analytical tool of choice because share price performance will depend on which companies show operational efficiencies, have capital expense under control and can properly manage their cash flow at a time when lending to fund growth or operations has tightened. The emphasis on cash flow analysis has become increasingly relevant, as the use of accounting measures alone has proven to inadequately capture issues surrounding the financial condition of many companies, particularly in the financial sector.

The continued erosion of market conditions as well as AUM will put pressure on the Company’s operating margin during the next quarter ending December 31, 2008. The Company has begun to put in place several cost cutting or cost controlling initiatives to help mitigate the financial impact.

Assets Under Management and Flows (“AUM”)

AUM decreased to $6.1 billion at September 30, 2008 from $6.4 billion at September 30, 2007. This decrease was primarily attributable to the significant decline in global equity markets since the prior year, including the three months ended September 30, 2008. Partially offsetting market depreciation during the three months ended September 30, 2008 were net inflows from new and existing clients in excess of $200 million.

The following table sets forth the changes in our assets under management for the periods presented:

	Three Months Ended
	September 30,
	(Dollars in millions)
	2008	2007
Beginning of period assets	$6,634	$6,001
Net inflows/(outflows)	210	271
Market (depreciation)/ appreciation	(759)	154

End of period assets	$6,085	$6,426

For the three months ended September 30, 2008 and 2007, approximately 57% and 56%, respectively, of investment advisory and management fees were earned from services to mutual funds under advisory and sub-advisory contracts whose fees are calculated based upon daily net asset values, and approximately 43% and 44%, respectively, of fees were earned from services provided for separate accounts whose fees are calculated based upon asset values at the end of the quarter.

No material impact to revenues or operating results arose during the periods presented as a result of differences between the average daily AUM for the funds where our fees are calculated based upon daily net asset values and the quarter-ending AUM for those funds.

The charts on the following page show the Company's products as a percentage of AUM as of September 30, 2008 and 2007, respectively:

The table and charts that follow set forth the amount of AUM by distribution channel:

Assets Under Management By Distribution Channel
(dollars in millions)

	As of September 30,		Change
Distribution Channel:	2008	2007	$	%
Institutional	$2,990	$2,914	$76	2.6%
Sub-advised	2,821	3,162	(341)	-10.8%
High net worth	274	350	(76)	-21.7%

Total AUM	$6,085	$6,426	$(341)	-5.3%

Subsequent to September 30, 2007, approximately $28 million of AUM in separate accounts within the High net worth distribution channel transferred to the Epoch Global Absolute Return Fund, LLC, and approximately $8 million transferred to the Epoch U.S. All Cap Equity Fund, both of which are included within the Institutional distribution channel above.

Results of operations - three months ended September 30, 2008 and 2007

For the three months ended September 30, 2008, the Company recorded net income of $0.6 million, compared to $2.1 million for the same period a year ago. Basic earnings per share were $0.03 per share for the three months ended September 30, 2008, compared to $0.10 per share for the same period a year ago.

The primary factors were as follows:

•	A $0.5 million increase in operating income resulting from an 8% increase in operating revenues from the same period a year ago, while overall expenses remained virtually unchanged.

•	A $1.1 million reduction in realized gains on investments compared to the same period a year ago.

•	A $0.7 million increase in the provision for income taxes. The comparable period a year ago included a release of a $1.1 million tax valuation allowance, the tax benefit of which was $0.4 million.

	Three Months Ended
	September 30,		Change
(Dollars in thousands)	2008	2007	$	%
Revenues
Investment advisory and management fees	$8,478	$7,877	$601	8%

The increase in revenues was attributable to higher levels in AUM from new and existing clients during the current period when compared with the same period a year ago.

For the three months ended September 30, 2008, CI Investments Inc. (“CI”), a Canadian-owned investment management company, accounted for approximately 14% of revenues, while Genworth Financial Asset Management, Inc. (“Genworth”), an investment adviser, through its investments in the Epoch International Small Cap Fund (“EPIEX”) and the Epoch Global Equity Shareholder Yield Fund (“EPSYX”), as well as separate account mandates, accounted for approximately 19% of revenues.

For the three months ended September 30, 2007, CI accounted for approximately 17% of consolidated revenues, while Genworth accounted for approximately 29% of consolidated revenues.

	Three Months Ended
	September 30,		Change
(Dollars in thousands)	2008	2007	$	%
Employee related costs (excluding share-
based compensation)	$4,117	$4,249	$(132)	(3)%
As a percent of total revenue	49%	54%

Expenses in this category include salaries, benefits, severance, incentive compensation, signing bonuses and commission expenses. These expenses declined slightly from the same period a year ago, primarily as a result of a reduction in incentive compensation, including commissions.

	Three Months Ended
	September 30,		Change
(Dollars in thousands)	2008	2007	$	%
Share-based compensation	$1,330	$1,075	$255	24%
As a percent of total revenue	16%	14%

The Company believes that share-based compensation promotes unity in the workplace and a common objective with shareholders. Employee share-based compensation expense is recognized as follows: 12.5% immediately, and the remaining 87.5% ratably over the three-year vesting period of those awards.

The Company traditionally pays incentive shared-based compensation to certain senior executives during the first three months of each fiscal year based upon the previous fiscal year’s performance, and to other employees during the first three months following the calendar year.

In the three months ended September 30, 2008 and 2007, a total of 197,943 and 152,673 shares of restricted stock, respectively, were issued to employees. A total of 24,742 and 19,085 shares of the awards issued in the three months ended September 30, 2008 and 2007, respectively, or approximately 12.5%, were immediately vested. The remaining 87.5% of the shares vest ratably over the subsequent three years. During the three months ended September 30, 2008 and 2007, a total of 0 and 1,449 shares, respectively, were forfeited by terminated employees.

During the three months ended September 30, 2008 and 2007, 38,260 and 35,604 shares, respectively, were granted to directors of the Company. All director stock awards vest over one year. Share-based compensation expense is recognized ratably over the respective vesting period, in accordance with the underlying vesting provisions.

	Three Months Ended
	September 30,		Change
(Dollars in thousands)	2008	2007	$	%
General, administrative and occupancy	$1,352	$1,384	$(32)	(2)%
As a percent of total revenue	16%	18%

These expenses consist primarily of office rents, as well as expenses for travel and entertainment, advertising and marketing, information technology, utilities, and other office related expenses. A decrease in office-related expenses was the main reason for the decrease in general, administrative and occupancy costs.

	Three Months Ended
	September 30,		Change
(Dollars in thousands)	2008	2007	$	%
Professional service fees	$719	$757	$(38)	(5)%
As a percent of total revenue	8%	10%

These expenses consist primarily of outside legal fees for general corporate legal affairs, independent accountants' fees, consulting fees, and other professional services. A decrease in legal costs was the primary cause of the decline in professional fees and services.

	Three Months Ended
	September 30,		Change
(Dollars in thousands)	2008	2007	$	%
Other income	$34	$1,383	$(1,349)	(98)%

Other income includes interest income, dividend income, realized gains on investments, and rental income from subleased office space in New York. The prior year quarter included realized gains of $0.9 million from the sales of marketable securities. The current quarter included a realized loss of $0.3 million on other investments. Additionally, lower interest rates during the current quarter caused interest income to decline by $0.2 million when compared to amounts in the same period a year ago.

The Company does not expect other income levels to be as high as those in the previous year.

	Three Months Ended
	September 30,		Change
(Dollars in thousands)	2008	2007	$	%
Provision for (benefit from) income taxes	$306	$(406)	$712	NM
Effective income tax rate	34.5%	(24)%
NM - not meaningful

In calculating the provision for (benefit from) income taxes, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the effective tax rate is adjusted, as appropriate, based upon current facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter.

The effective income tax rate for the three months ended September 30, 2008 was 34.5%. During the quarter ended September 30, 2007 the Company’s provision for income taxes was reduced for the release of a valuation allowance of approximately $1.1 million against a previously impaired investment.

 Liquidity and Capital Resources

The Company’s operating cash flows are primarily influenced by the timing and receipt of investment management fees, and the payment of operating expenses, including incentive compensation to senior executives and employees. Investing and financing cash flows are primarily influenced by activities to acquire property and equipment and the payment of common stock dividends, respectively. Investment management fees are generally collected within 90 days of billing. The Company traditionally pays cash incentive compensation during the first three months of each fiscal year to certain senior executives based upon the previous fiscal year’s performance, and to other employees during the first three months following the calendar year. Prospectively, the Compensation Committee of the Board of Directors intends to pay all incentive compensation during the first three months following the calendar year. The Company generally makes dividend payments on its common stock on a quarterly basis.

Sources of funds for the Company's operations are derived from investment advisory and investment management fees, interest on the Company's cash and cash equivalents, and sublease income. As of September 30, 2008, the Company had $41.2 million of liquid assets, which consists of cash and cash equivalents and accounts receivable to fund its business growth strategy. Given the availability of these funds the Company does not maintain an external source of liquidity.

At September 30, 2008, accounts payable and accrued liabilities, which consist of accrued professional fees, trade payables and other liabilities, were $1.0 million. Accrued compensation and benefits, which consist primarily of accrued employee bonuses and sales commissions, were $3.9 million. There was no debt and management does not foresee any reason to incur debt unless a significant business opportunity warrants such action.

The Company's business does not require it to maintain significant capital balances. Management believes that the sources of liquidity described above will be sufficient to meet the Company’s operating needs for the foreseeable future and will enable it to implement its growth objectives.

A summary of cash flow data for the three months ended September 30, 2008 and 2007, respectively, is as follows (in thousands):

	Three Months Ended
	September 30,
	2008	2007
Cash flows (used in)/ provided by :
Operating activities	$(2,249)	$3,202
Investing activities	173	23,074
Financing activities	(325)	353
Net (decrease)/ increase in cash and cash equivalents	(2,401)	26,629
Cash and cash equivalents at beginning of year	37,436	3,097
Cash and cash equivalents at end of the period	$35,035	$29,726

Percent of total assets	67%	67%

Cash Flows from Operating Activities

Cash flows from operating activities decreased $5.5 million in the current quarter when compared with the same quarter a year ago. This decrease was due to the timing differences in the cash settlement of assets and liabilities, particularly the payment of accrued compensation and income taxes.

Cash Flows from Investing Activities

Cash flows from investing activities decreased by $22.9 million in the current quarter when compared with the same quarter a year ago. Prior year investing activities included $21.9 million of proceeds from the sale of short-term investments as well as $1.3 million of proceeds from the sale of shares of marketable securities. During August and September 2007, in response to increasing credit quality concerns present in the fixed income securities market, the Company liquidated all of its short-term investments. Proceeds from these liquidations were then invested in cash and cash equivalents. No gains or losses were realized from these liquidations.

Cash Flows from Financing Activities

Cash flows from financing activities decreased by $0.7 million in the current quarter when compared with the same quarter a year ago. Included in this change was the payment of common stock dividends, as well as share buy-backs during the quarter ended September 30, 2008, offset by the recognition of excess tax benefits on share-based compensation during the quarter. The Company initiated the payment of common stock dividends as well as the share buy-back program subsequent to September 30, 2007.

When a restricted stock award vests, the market price on the date the stock vests to the employee may be higher than the original grant-date fair market value of the award. If that is the case, the difference between the cumulative amount that has been recognized through the Condensed Consolidated Statements of Operations and the vesting amount results in an excess tax benefit. Excess tax benefits reduce income taxes payable and increase additional paid-in capital in the year they are recognized, and are reflected as a financing activity on the Statements of Cash Flows. Excess tax benefits recognized during the three months ended September 30, 2008 and 2007 were approximately $1.5 million and $0.4 million, respectively.

Preferred Stock Dividends

As a result of the November 7, 2006 preferred stock issuance, the Company began paying semi-annual dividends on newly issued Series A Convertible Preferred Stock (“the Preferred Stock”), payable December 31 and June 30 of each year. The semi-annual dividend payments were approximately $230 thousand, each June and December.

On July 1, 2008, the holder of the 10,000 shares of the Preferred Stock outstanding, with a face value of $10,000,000, converted the Preferred Stock to 1,666,667 shares of Common Stock. Accordingly, the Series A Convertible Preferred Stock has been cancelled and the conversion eliminates the holder’s rights to receive the semi-annual dividends on the Preferred Stock.

Common Stock Dividends

The Company commenced declaring and paying a quarterly dividend on its common stock in the quarter ended December 31, 2007.

On July 9, 2008, the Board of Directors declared a 20% increase in the quarterly per share dividend rate on the Company’s Common Stock, from $0.025 per share to $0.03 per share. The dividend was paid on August 15, 2008 to all shareholders of record at the close of business on July 31, 2008.

On October 10, 2008, the Board of Directors declared a quarterly cash dividend on the Company's Common Stock of $0.03 per share. The dividend is payable on November 14, 2008 to all shareholders of record at the close of business on October 31, 2008.

The Company expects quarterly dividends going forward to be paid in February, May, August and November of each fiscal year, and anticipates a total annual dividend of $0.12 per common share. However, the actual declaration of future cash dividends, and the establishment of record and payment dates, will be subject to final determination by the Board of Directors each quarter after its review of the Company's financial performance, as well as general business conditions, capital requirements, and any contractual, legal and regulatory restrictions.

Common Stock Repurchase Plan

On June 24, 2008, the Board of Directors approved the repurchase of up to a maximum of 250,000 shares, or just over 1%, of the Company’s fully diluted outstanding Common Stock. The repurchase plan calls for the repurchases to be made in the open market and/or in privately negotiated transactions from time to time in compliance with applicable laws, rules and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to prevailing market and business conditions. The plan does not obligate the Company to purchase any particular number of shares, and may be suspended or discontinued at any time. The repurchase plan will expire on June 30, 2009.

During the three months ended September 30, 2008, the Company repurchased approximately 64,000 shares at a weighted average price of $8.98.

Financial Position

Working Capital

The Company's working capital and current ratio (current assets divided by current liabilities) for the three months ended September 30, 2008 and recent fiscal year ended June 30, 2008 is set forth in the table below ( in thousands ):

	September 30,	June 30,	(Decrease)/	Percent
	2008	2008	Increase	Change

Current Assets	$43,622	$44,753	$(1,131)	(3)%
Current Liabilities	4,870	7,961	(3,091)	(39)%

Working Capital	$38,752	$36,792	$1,960	5%

Current Ratio	9.0	5.6	3.4	60%

Contractual Obligations

The Company's primary headquarters and operations are located in New York, New York. Business is conducted at a location with approximately 13,000 square feet under a long-term lease that expires in September 2015.

The Company is also the primary party to another lease in New York, New York with approximately 8,500 square feet, which expires in November 2010. In January 2002, a sublease agreement was executed with an unrelated third party for this property. While the Company remains responsible under terms of the original lease, the subtenant has assumed those responsibilities and is performing its obligations under the sublease agreement. Proceeds from the sublease, net of profit sharing with the landlord, more than offset the Company’s obligations under this lease.

The subtenant has performed its obligations under the sublease agreement and the Company is not aware of any credit issues with the subtenant. As of September 30, 2008, the remaining future minimum payments under this lease total $1.0 million. Future minimum receipts from the subtenant, net of profit sharing with the landlord, slightly exceed $1.1 million as of September 30, 2008.

The Company also has an office lease in Sherman Oaks, California with an annual option to renew. The obligations under this lease are minimal.

The Company entered into a three-year employment agreement with its Chief Executive Officer in November 2007, effective January 1, 2008. The agreement calls for a base annual salary of $350 thousand and bonus compensation in accordance with the Company’s bonus and incentive compensation plans then in effect. The agreement also calls for certain payments in the event of termination. The payments could vary depending on the cause of termination and whether or not the Board of Directors elects to enforce a non-compete agreement. The agreement was reviewed and approved by the Company's Compensation Committee and the Board of Directors.

 Summary of Contractual Obligations

The following table summarizes all contractual obligations, including the aforementioned office leases (in thousands):

		Payments Due in
		Fiscal Years Ended June 30,
	Remaining
	Payments in			2014 and
	2009	2010-2011	2012-2013	thereafter	Total

Primary New York operations	$732	$1,680	$1,434	$1,613	$5,459
Subleased New York lease	360	681	-	-	1,041
Other office locations	7	-	-	-	7
Other operating leases	39	47	10	-	96

Total obligations	1,138	2,408	1,444	1,613	6,603

Sublease income	(430)	(670)	-	-	(1,100)

Net obligations	$708	$1,738	$1,444	$1,613	$5,503

Off-Balance Sheet Arrangements

As of September 30, 2008 the Company had no off-balance sheet arrangements.

Significant Transactions

 eStara transaction
During the fiscal year ended June 30, 2000, J Net Enterprises, Inc. (“J Net”), the predecessor company to Epoch, made an investment in eStara, Inc. ("eStara"), a technology-related company that provided conversion and tracking solutions to enhance on-line sales. During the fiscal year ended June 30, 2003, J Net’s management concluded its ability to recover its investment was remote and wrote down the remaining carrying value to zero. On October 2, 2006, eStara’s stockholders approved the acquisition of its stock by Art Technology Group, Inc. (NASDAQ ticker symbol “ARTG”). Under the terms of the agreement, ARTG acquired all of the outstanding common stock, preferred stock, and vested and unvested stock options of eStara.

In exchange for the eStara preferred shares held, the Company received 2,431,577 common shares of ARTG and $267 thousand in cash. The common shares received from ARTG were subject to a lock-up agreement pursuant to which the shares were released to the Company in equal monthly installments over a period of 12 months, which commenced January 2007.

During the quarter ended September 30, 2007, the Company sold approximately 0.4 million shares of ARTG and recorded realized gains of approximately $0.9 million. Upon sale, these gains were reclassified, in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, from Accumulated other comprehensive income (loss), a separate component of stockholders’ equity, to Realized gains on investments on the Condensed Consolidated Statement of Operations. All of the remaining shares of ARTG were sold before the end of fiscal year ended June 30, 2008.

Strategic Data Corporation transaction
During the fiscal year ended June 30, 2000, J Net, the predecessor company to Epoch, made an investment in Strategic Data Corp. ("SDC"), a technology-related company that specialized in advertising optimization technology. During the fiscal year ended June 30, 2001, the carrying value of this investment was deemed to be impaired by J Net’s management and written down to zero.

On February 20, 2007, SDC’s stockholders approved the acquisition of its stock by Fox Interactive Media, Inc. (“FIM”). Under the terms of the agreement, FIM acquired all of the outstanding common stock, preferred stock, and vested and unvested stock options of SDC. As a result of the merger, the Company, as a holder of the preferred stock of SDC, received an initial cash payment of approximately $2.2 million on March 22, 2007.

The SDC merger also calls for contingent payments, upon the achievement of certain targets and milestones, payable over a period of approximately 3.5 years from the closing, as well as the release of an escrow fund. The Company’s share of additional contingent payments and escrow funds stemming from the acquisition ranges from zero to approximately $15.4 million.

The first target measurement date was November 2007 and the Company accrued approximately $344 thousand at that time. The Company received those proceeds during the quarter ended March 31, 2008. The second target measurement date was June 2008 and the Company accrued an additional $200 thousand at that time, the proceeds of which were received during the current quarter ended September 30, 2008. No further amounts related to the contingent payments or escrow fund have been accrued as of September 30, 2008, as no such amounts are readily estimable or determinable at this time.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for the Company beginning July 1, 2008. SFAS 157 establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and to minimize the use of unobservable inputs when measuring fair value. The adoption of SFAS 157 did not have a material effect on the Company’s condensed consolidated financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits certain financial assets and financial liabilities to be measured at fair value, using an instrument-by-instrument election. The initial effect of adopting SFAS 159 must be accounted for as a cumulative effect adjustment to opening retained earnings for the fiscal year of adoption. Retrospective application to fiscal years preceding the effective date is not permitted. SFAS 159 was effective for the Company beginning July 1, 2008. The adoption of SFAS 159 did not have a material effect on the Company’s condensed consolidated financial position, results of operations, or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS 161 is effective for the Company beginning July 1, 2009. The Company does not currently engage in hedging or derivative transactions and, accordingly, does not expect the adoption of this pronouncement to have a material impact on its consolidated financial position, results of operations, or cash flows.

In June 2008, the FASB issued FASB Staff Position (“FSP”) EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, Earnings per Share. FSP EITF No. 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF No. 03-6-1 is effective for the Company beginning July 1, 2009; earlier application is not permitted. The Company does not expect the adoption of FSP EITF No. 03-6-1 to have a material effect on its results of operations or earnings per share.

In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. FSP 157-3 does not reinterpret or change SFAS 157’s existing principles but rather is intended to enhance comparability and consistency in fair value measurements of financial assets that trade in markets that are inactive. FSP 157-3 primarily re-asserts that when the market is inactive, management is not required to use thinly traded quotes or quotes reflecting distressed prices. Rather, management should look to other means to estimate fair value, such as the “income approach,” which discounts the estimated cash flows and results in a Level 3 classification because the inputs are not observable. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate. FSP 157-3 was effective immediately upon issuance. The Company does not currently have such investment instruments and, as such, the adoption of this pronouncement had no effect on its condensed consolidated financial position, results of operations, or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The Company’s predominant exposure to market risk is directly related to its role as an investment adviser for the mutual funds and separate accounts the Company manages. Changes in value of assets managed will impact the level of management and performance fee revenues. Approximately 57% of the Company’s revenue is derived from daily net asset values, while the remaining 43% of revenue is derived from market values of AUM at the end of the quarter. Declines in equity security market prices could cause revenues to decline because of lower investment management fees by causing:

•	the value of AUM to decrease.
•	the returns realized on AUM to decrease (impacting performance fees).
•	clients to withdraw funds in favor of investments in markets that they perceive to offer greater opportunity.

Underperformance of client accounts relative to competing products could exacerbate these factors.

The management of market risk on behalf of our clients, and the impact on fees to the Company, is a significant focus for us and we use a variety of risk measurement techniques to identify and manage market risk.

Other investments

The Company is exposed to fluctuations in the market price of Other investments presented on its Condensed Consolidated Balance Sheets. The total fair value of these Other investments as of September 30, 2008 and June 30, 2008 was $3.3 million and $4.0 million, respectively. The Company does not hedge its market risk related to these securities and does not intend to do so in the future.

At September 30, 2008, the Company performed sensitivity analysis to assess the potential loss in the fair value of these market-risk sensitive securities. The following table represents the estimated impact on the Company’s financial position assuming a hypothetical 10% decline in associated market indices (dollars in thousands):

Estimated Fair
Value After
		Hypothetical	Hypothetical	Decrease in
	Fair Value at	Percentage	Percentage	Stockholders'
	September 30, 2008	Decline	Change	Equity (1)

Other investments	$3,339	10%	$3,074	$265

1)
Investments in the Epoch mutual funds and the separate account of Epoch's Global All-Cap Product are classified as available-for-sale securities. Unrealized gains or losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income (loss) as a separate component of stockholders’ equity until realized. The investment in the Epoch Global Absolute Return Fund, LLC is accounted for using the equity method, under which the Company's share of net realized and unrealized earnings or losses from the limited liability company is reflected in income.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The Company has established and maintains disclosure controls and other procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), that are designed to provide reasonable assurance that material information relating to Epoch Holding Corporation and its subsidiaries on a consolidated basis is recorded, processed, accumulated, summarized and communicated accurately to management, including its principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can only provide reasonable, not absolute assurance that the objectives of the disclosure controls and procedures are met.

For the fiscal quarter ended September 30, 2008, management, with the participation of the Company's principal executive officer and principal financial and accounting officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on such evaluation, the Company's principal executive officer and principal financial and accounting officer have concluded that the Company's disclosure controls and procedures were effective during the period covered by this Quarterly Report on Form 10-Q.

The Company has also established and maintains internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of condensed consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In the ordinary course of business, the Company routinely enhances its internal controls and procedures for financial reporting by either upgrading its current systems or implementing new systems. During the fiscal quarter ended September 30, 2008, there was no change in the Company’s internal controls over financial reporting reporting (as defined in Rule 13a-5(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company or its subsidiaries may become parties to claims, legal actions and complaints arising in the ordinary course of business. Management is not aware of any claims which would have a material adverse effect on its condensed consolidated financial position, liquidity, or results of operations.

Item 1a. Risk Factors.

See Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business Environment” in this report for a discussion of the conditions in the financial markets and economic conditions affecting our business. This discussion updates, and should be read together with the risk factor entitled “Negative performance of the securities markets could reduce our revenues” in our annual report on Form 10-K for the year ended June 30, 2008.

In addition, for further discussion of our potential risks and uncertainties, see information under the heading “Risk Factors” in our annual report on Form 10-K for the year ended June 30, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer.

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

The table below displays information with respect to the treasury shares the Company purchased under the repurchase plan discussed above during the three months ended September 30, 2008.

			(c )	(d)
		(b)	Total Number of	Maximum Number
	(a)	Average	Shares Purchased	of Shares that May
	Total Number	Price	as Part of Publicly	Yet Be Purchased
	of Shares	Paid Per	Announced Plans	Under Outstanding
Period	Purchased	Share	or Programs	Plans or Programs (1)

July 1 - July 31, 2008	63,900	$8.98	63,900	177,200

August 1 - 31, 2008	-		-	177,200

September 1 - 30, 2008	-		-	177,200

	63,900	$8.98	63,900

(1) Subsequent to September 30, 2008, the Company repurchased an additional 64,400 shares at a wieghted average price of $7.64. As of November 5, 2008, there were 112,800 shares that could be purchased under our share repurchase program.

To satisfy statutory employee tax withholding requirements related to the vesting of common shares from employee stock awards, the Company purchases, and then resells in the open market, shares to cover and pay for employee tax withholdings. At September 30, 2008, there were approximately 47,000 shares held in treasury to be resold by the Company in the open market.

Item 5. Other Information.

The Company’s Annual Meeting of Stockholders will be held on Thursday, December 4, 2008 at 9:00 A.M. at The Cornell Club of New York City, 6 East 44th Street, New York, New York 10017.

Item 6. Exhibits.

(a)	Exhibits:

Exhibit No.		Description

8.01		Voluntary conversion by holder of preferred shares into common shares (A).
8.01		Declaration of quarterly dividend, and increase of 20%, payable August 15, 2008 (B)
8.01		Declaration of quarterly dividend, payable November 14, 2008 (C).
31.1		Chief Executive Officer Certification (D).
31.2		Chief Financial Officer Certification (D).
32.1		Certification of Chief Executive Officer and Chief Financial Officer Purusant to 18 U.S.C. Section 1350
as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (D).
99.3		Press release announcing AUM as of September 30, 2008 (E).

	(A)	Incorporated by reference to Registrant's current report on Form 8-K dated July 1, 2008.
	(B)	Incorporated by reference to Registrant's current report on Form 8-K dated July 9, 2008.
	(C)	Incorporated by reference to Registrant's current report on Form 8-K dated October 10, 2008.
	(D)	Included herein.
	(E)	Incorporated by reference to Registrant's current report on Form 8-K dated October 7, 2008.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPOCH HOLDING CORPORATION
(Registrant)

	By:	/s/ Adam Borak
Chief Financial Officer
Date: November 10, 2008		(Principal Financial and Accounting Officer)