Form 10-Q
period 2008-12-31
EPOCH HOLDING CORP
filed 2009-02-09
CIK 351903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

 As of February 5, 2009, there were 22,308,474 shares of the Company's common stock, $.01 par value per share, outstanding.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES
FORM 10-Q FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2008

Items other than those listed above have been omitted because they are not applicable.

PART I. FINANCIAL INFORMATION
 Item 1. Financial Statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
	December 31,	June 30,
	2008	2008
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$41,479	$37,436
Accounts receivable	5,266	6,391
Prepaid and other current assets	1,347	926

Total current assets	48,092	44,753

Property and equipment (net of accumulated depreciation of $1,580 and $1,369, respectively)	1,494	1,689
Security deposits	1,116	1,104
Deferred income taxes	2,528	2,844
Other investments (cost of $3,521 and $4,187, respectively) - (Note 5)	2,747	3,959

Total assets	$55,977	$54,349

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$638	$884
Accrued compensation and benefits	5,100	5,630
Dividends payable - (Note 13)	2,641	-
Income taxes payable	-	1,447

Total current liabilities	8,379	7,961

Deferred rent	771	813
Subtenant security deposit	232	230

Total liabilities	9,382	9,004

Commitments and contingencies - (Note 6)

Stockholders' equity:
Preferred stock - (Note 7)	-	10
Common stock	222	203
Additional paid-in capital	54,078	50,047
Retained earnings	286	698
Unearned share-based compensation	(5,661)	(5,302)
Accumulated other comprehensive loss	(774)	(228)
Treasury stock, at cost - (Note 6)	(1,556)	(83)

Total stockholders' equity	46,595	45,345

Total liabilities and stockholders' equity	$55,977	$54,349

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Revenues:
Investment advisory and management fees	$6,768	$8,551	$15,246	$16,428
Performance fees	-	172	-	172
Total revenue	6,768	8,723	15,246	16,600

Operating expenses:
Employee related costs (excluding share-based compensation)	3,887	4,563	8,004	8,812
Share-based compensation	791	1,029	2,121	2,104
General, administrative and occupancy	1,195	1,342	2,547	2,726
Professional fees and services	458	582	1,177	1,339
Depreciation and amortization	105	107	211	211
Total operating expenses	6,436	7,623	14,060	15,192

Operating income	332	1,100	1,186	1,408

Other income (loss): - (Note 9)
Realized gains on investments	4,424	2,551	4,168	3,417
Interest and other income	251	545	542	1,062

Total other income	4,675	3,096	4,710	4,479

Income before income taxes	5,007	4,196	5,896	5,887

Provision for income taxes - (Note 10)	2,034	1,649	2,340	1,243

Net income	2,973	2,547	3,556	4,644

Preferred stock dividends - (Note 11)	-	(115)	-	(230)

Net income available to common
stockholders for basic earnings per share	$2,973	$2,432	$3,556	$4,414

Earnings per share: - (Note 11)
Basic	$0.13	$0.12	$0.16	$0.22
Diluted	$0.13	$0.12	$0.16	$0.21
Weighted Average Shares Outstanding:
Basic	22,066	20,141	22,072	20,096
Diluted	22,066	21,849	22,074	21,849

Cash dividends declared per common share	$0.15	$0.025	$0.18	$0.025

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED JUNE 30, 2008 AND SIX MONTHS ENDED DECEMBER 31, 2008
(Dollars and shares in thousands, except per share data)

	Preferred Stock					Retained		Accumulated
	Series A				Additional	Earnings	Unearned	Other			Total
	Convertible		Common Stock		Paid-in	(Accumulated	Share-Based	Comprehensive	Treasury Stock		Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Compensation	Income (Loss)	Shares	Amount	Equity
Balances at June 30, 2007	10	$10	19,935	$199	$43,852	$(6,357)	$(4,763)	$2,502	-	$-	$35,443

Net income						9,036					9,036
Net unrealized gains on marketable securities								864			864
Reclassification for gains included in net income								(3,594)			(3,594)
Comprehensive income											6,306

Issuance and forfeitures of restricted common stock			364	4	4,711	-	(4,380)		-	-	335
Amortization of unearned share-based compensation			-	-	-	-	3,841		-	-	3,841
Preferred stock dividends						(460)					(460)
Common stock dividends ($0.075 per share)						(1,521)					(1,521)
Income tax benefit from dividends paid on unvested shares					43						43
Net loss on sales of shares for employee withholding					(133)						(133)
Common shares repurchased			(9)						9	(83)	(83)
Excess income tax benefit from vesting of restricted shares					1,574						1,574
Balances at June 30, 2008	10	10	20,290	203	50,047	698	(5,302)	(228)	9	(83)	45,345

Net income						3,556					3,556
Net unrealized losses on other investments								(1,100)			(1,100)
Reclassification for losses included in net income								554			554
Comprehensive income - (Note 12)											3,010

Issuance and forfeitures of restricted common stock			221	2	2,478	-	(2,379)		-	-	101
Amortization of unearned share-based compensation			-	-	-	-	2,020		-	-	2,020
Conversion of preferred stock - (Note 7)	(10)	(10)	1,667	17	(7)						-
Common stock dividends ($0.18 per share)						(3,968)					(3,968)
Income tax benefit from dividends paid on unvested shares					82						82
Net loss on sales of shares for employee withholding					(218)						(218)
Common shares repurchased			(183)						183	(1,473)	(1,473)
Excess income tax benefit from vesting of restricted shares					1,696						1,696
Balances at December 31, 2008 (unaudited)	-	$-	21,995	$222	$54,078	$286	$(5,661)	$(774)	192	$(1,556)	$46,595

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended
	December 31,
	2008	2007
Cash flows from operating activities:
Net income	$3,556	$4,644
Adjustments to reconcile net income to net cash
provided by operating activities:
Deferred income taxes	316	(181)
Share-based compensation	2,121	2,104
Depreciation and amortization	211	211
Realized gains on investments	(4,168)	(3,417)
Loss from equity method investment	126	-
Income tax benefit from payment of dividends on
unvested shares	(82)	(13)
Excess income tax benefit from vesting of
restricted shares	(1,696)	(353)
Decrease/ (increase) in operating assets:
Accounts receivable	1,125	(203)
Prepaid and other current assets	(621)	167
(Decrease)/ increase in operating liabilities:
Accounts payable and accrued liabilities	(246)	11
Accrued compensation and benefits	(530)	3,561
Income taxes payable	331	1,324
Deferred rent	(42)	(43)
Net cash provided by operating activities	401	7,812

Cash flows from investing activities:
Proceeds from other transactions - (Note 9b)	4,938	-
Capital expenditures	(16)	(56)
Investments in Epoch managed funds and
other investments, net	(30)	(3,506)
Security deposits, net	(10)	(13)
Purchases and sales of short-term investments, net	-	21,850
Proceeds from sale of marketable securities	-	4,113
Net cash provided by investing activities	4,882	22,388

Cash flows from financing activities:
Common stock dividends paid	(1,327)	(504)
Income tax benefit from payment of dividends on
unvested shares	82	13
Income tax benefit from the vesting of
restricted shares	1,696	353
Repurchase of common stock	(1,473)	-
Net loss on sale of shares for employee withholding	(218)	-
Preferred stock dividends	-	(230)
Net cash used in financing activities	(1,240)	(368)

Net increase in cash and cash
equivalents during period	4,043	29,832
Cash and cash equivalents at beginning of period	37,436	3,097
Cash and cash equivalents at end of period	$41,479	$32,929

Supplemental Cash Flow Information:
Cash paid for income taxes	$2,230	$192

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007

(Unaudited)

Note 1 - Organization

Business
Epoch Holding Corporation ("Epoch" or the "Company"), a Delaware corporation, is a holding company whose sole line of business is investment advisory and investment management services. The operations of the Company are conducted through its wholly-owned subsidiary, Epoch Investment Partners, Inc. ("EIP"). EIP is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"). EIP provides investment advisory and investment management services to retirement plans, mutual funds, endowments, foundations and high net worth individuals. Headquartered in New York, NY, the Company’s current product offerings include U.S. All Cap Value, U.S. Value, U.S. Smid (small/mid) Cap Value, U.S. Small Cap Value, U.S. Choice, Global Small Cap Value, Global Absolute Return, Global Choice, Global All Cap, International Small Cap, Balanced, and Global Equity Shareholder Yield.

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

Other investments
The Company holds investments in three Company-sponsored mutual funds—the Epoch Global Equity Shareholder Yield Fund (“EPSYX”), the Epoch U.S. All Cap Equity Fund (“EPACX”), and the Epoch International Small Cap Fund (“EPIEX”). The Company also holds investments in the Epoch Global Absolute Return Fund, LLC and in a separate account of Epoch’s Global All Cap product. The Company intends to hold these investments for a period in excess of one year.

The investments in the Company-sponsored mutual funds and the separate account of Epoch's Global All Cap product are accounted for as available-for-sale securities. Any resulting change in market value is recorded as unrealized gain or loss in Accumulated other comprehensive income (loss), a separate component of stockholders’ equity.

EIP is also the managing member of the Epoch Global Absolute Return Fund, LLC whose underlying assets consist of marketable securities. The Company's investment in this entity is accounted for using the equity method, under which EIP's share of the net earnings or losses from the limited liability company is reflected in Other income, as earned, and any distributions are reflected as reductions from the investment.

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

The Company also has certain contracts which contain “incentive clauses” that allow the Company to earn performance fees in the event that investment returns meet or exceed targeted amounts specified in the contracts. Revenues for these incentives are recognized only when such performance targets are met or exceeded at the end of the contract's year, typically at the end of each calendar year - the Company’s second fiscal quarter. Due to the inability to forecast financial markets, no revenues are recognized until the contract year ends, even when investment returns exceed the contractual targets within the contract year.

Share-based compensation
Employee and qualifying director share-based payments are accounted for in accordance with Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Compensation (“SFAS 123R”), using the fair value method. The fair value of the Company's restricted stock awards is based on the closing price of the Company's common stock at the grant date. Share-based compensation costs related to equity instruments are charged against income ratably over the fixed vesting period for the related equity instruments, with the initial charge generally recorded in the first full month following the grant.

All outstanding stock options were fully vested prior to the adoption of SFAS 123R, accordingly there were no additional compensation costs related to any non-vested stock options required to be recorded at that time. There were no stock options issued for the periods presented.

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

Earnings per common share
Basic earnings per share (“EPS”) is calculated by dividing net earnings applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect, if any, of the common stock deliverable pursuant to stock options or, for the prior year’s fiscal periods presented, the common stock issuable upon the conversion of the convertible preferred stock.

Comprehensive income
Total comprehensive income is reported on the Condensed Consolidated Statement of Changes in Stockholders’ Equity and includes net income and, for investment securities available-for-sale, the change in unrealized gains (losses) and the reclassification of realized gains (losses) to net income.

Recently issued accounting standards
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 was effective for the Company beginning July 1, 2008. SFAS 157 establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and to minimize the use of unobservable inputs when measuring fair value. The adoption of SFAS 157 did not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits certain financial assets and financial liabilities to be measured at fair value, using an instrument-by-instrument election. The initial effect of adopting SFAS 159 must be accounted for as a cumulative effect adjustment to opening retained earnings for the fiscal year of adoption. Retrospective application to fiscal years preceding the effective date is not permitted. SFAS 159 was effective for the Company beginning July 1, 2008. The adoption of SFAS 159 did not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS 161 is effective for the Company beginning July 1, 2009. The Company does not currently engage in hedging or derivative transactions and, accordingly, does not expect the adoption of this pronouncement to have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

In June 2008, the FASB issued FASB Staff Position (“FSP”) EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, Earnings per Share. FSP EITF No. 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF No. 03-6-1 is effective for the Company beginning July 1, 2009; earlier application is not permitted. The Company does not expect the adoption of FSP EITF No. 03-6-1 to have a material effect on its consolidated financial position, results of operations or earnings per share.

In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. FSP 157-3 does not reinterpret or change SFAS 157’s existing principles but rather is intended to enhance comparability and consistency in fair value measurements of financial assets that trade in markets that are inactive. FSP 157-3 primarily re-asserts that when the market is inactive, management is not required to use thinly traded quotes or quotes reflecting distressed prices. Rather, management should look to other means to estimate fair value, such as the “income approach,” which discounts the estimated cash flows and results in a Level 3 (see Note 3) classification because the inputs are not observable. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate. FSP 157-3 was effective immediately upon issuance. The Company does not currently own such investment instruments and, as such, the adoption of this pronouncement had no effect on its consolidated financial position, results of operations, or cash flows.

Note 3 – Fair Value Measurements

As discussed in Note 2, the Company adopted SFAS No. 157 at the beginning of its fiscal year commencing July 1, 2008. SFAS No. 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

An asset or liability’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

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

Cash and cash equivalents
Cash and cash equivalents include cash in checking and money market accounts, as well as highly liquid investments in money market funds consisting of short-term securities of the U.S. government and its agencies. Cash and cash equivalents totaled $41.5 million at December 31, 2008. Investments in money market funds are valued under the market approach through the use of quoted market prices in an active market, which is the net asset value of the shares held in the underlying funds.

Security deposits
Security deposits are funds held in certificates of deposit as required by the lessors of the Company’s leased office premises. These instruments totaled $1.1 million at December 31, 2008. These investments mature, and are renewed, in one year intervals, and accordingly are valued at cost plus accrued interest, which approximates fair value.

Other investments
Other investments consist of investments in Company-sponsored investment vehicles, including mutual funds, an investment product separate account, and a limited liability company.

The first two investments mentioned above are accounted for as available-for-sale investments and valued under the market approach through the use of unadjusted quoted market prices available in an active market and are classified within Level 1 of the valuation hierarchy. The fair market value of these two investments at December 31, 2008 totals $2.4 million.

The remaining investment, an investment in the Epoch Global Absolute Return Fund, LLC is accounted for under the equity method, whereby the Company records its percentage share of realized and unrealized earnings or losses. Accordingly, SFAS 157 does not apply to this investment.

The following table presents, for each of the hierarchy levels previously described, the Company’s assets that are measured at fair value as of December 31, 2008 (in thousands):

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Current assets:
Cash and cash equivalents	$41,479	$41,479	$-	$-

Non-current assets:
Security deposits	1,116	1,116	-	-
Other investments:
Available-for-sale	2,396	2,396	-	-

Total assets at fair value	$44,991	$44,991	$-	$-

At December 31, 2008, the Company did not hold any financial liabilities measured at fair value.

Note 4 - Accounts Receivable

The Company's accounts receivable balances do not include an allowance for doubtful accounts for the periods presented and there have been no bad debt expenses recognized during the three and six months ended December 31, 2008 and 2007, respectively. Management believes these receivables are fully collectible.

Significant customers and contracts
For the three months ended December 31, 2008, CI Investments Inc. (“CI”), a Canadian-owned investment management company, accounted for approximately 13% of consolidated revenues, while Genworth Financial Asset Management, Inc. (“Genworth”), an investment adviser, through its investments in the Epoch International Small Cap Fund (“EPIEX”) and the Epoch Global Equity Shareholder Yield Fund (“EPSYX”), as well as separate account mandates, accounted for approximately 14%. The Company's services and relationships with these clients are important to the Company's ongoing growth strategy, and retention of these clients is significant to the ongoing results of operations of the Company.  For the six months ended December 31, 2008, CI accounted for approximately 14% of consolidated revenues, while Genworth accounted for approximately 17% of consolidated revenues.

For the three months ended December 31, 2007, CI accounted for approximately 16% of consolidated revenues, while Genworth accounted for approximately 26%. For the six months ended December 31, 2007, CI accounted for approximately 17% of consolidated revenues, while Genworth accounted for approximately 27%.

Note 5 – Other Investments

The Company’s Other investments at December 31, 2008 and June 30, 2008 are summarized as follows (in thousands)

	December 31, 2008				June 30, 2008
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value	Basis	Gains	Losses	Value
Available-for-sale securities:
Other Investments:
Company-sponsored mutual funds	$846	$-	$(359)	$487	$830	$-	$(97)	$733
Epoch Global All Cap separate account	2,324	32	(447)	1,909	2,879	156	(287)	2,748

Total available-for-sale securities	3,170	32	(806)	2,396	3,709	156	(384)	3,481

Equity method investment:
Epoch Global Absolute Return Fund, LLC	351	-	-	351	478	-	-	478

	$3,521	$32	$(806)	$2,747	$4,187	$156	$(384)	$3,959

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

There are no employment contracts with any other employees or officers of the Company. There are written agreements with certain employees, which provide for sales commissions or bonuses, subject to the attainment of certain performance criteria or continuation of employment. Such commitments under the various agreements total approximately $1.2 million at December 31, 2008. Of this amount, approximately $0.7 million is included in accrued compensation and benefits in the Condensed Consolidated Balance Sheet at December 31, 2008. An additional $0.1 million will be accrued during the remainder of the fiscal year ending June 30, 2009 and shortly thereafter. Approximately $0.4 million represents restricted stock awards to be issued during the remainder of the fiscal year ending June 30, 2009 and shortly thereafter.

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

For the three months ended December 31, 2008, the Company repurchased 117,401 shares at a weighted average price of $7.48. For the six months ended December 31, 2008, the Company repurchased 181,301 shares at a weighted average price of $8.01. All shares repurchased are shown as Treasury stock at cost, in the Shareholders’ equity section of the Condensed Consolidated Balance Sheet.

Employee Tax Withholding
To satisfy statutory employee tax withholding requirements related to the vesting of common shares, the Company purchases from employees, and then resells in the open market, shares utilized by employees to cover and pay for employee tax withholdings. At December 31, 2008, there were 2,259 shares held to be resold by the Company in the open market. These shares are shown as Treasury stock at cost in the Shareholders’ equity section of the Condensed Consolidated Balance Sheet. Any resulting gain or loss on resale is accounted for as an adjustment to Additional paid-in capital.

Note 7 – Conversion of Preferred Stock

On July 1, 2008, the holder of the 10,000 shares of Series A Convertible Preferred Stock (“the Preferred Stock”) outstanding, with a face value of $10,000,000, converted the Preferred Stock to 1,666,667 shares of Common Stock. Accordingly, the Series A Convertible Preferred Stock has been cancelled and the conversion eliminated the holder’s rights to receive the semi-annual dividends on the Preferred Stock.

Note 8 – Share-Based Compensation

The Company granted $0.4 million and $0.3 million in share-based compensation awards during the three months ended December 31, 2008 and 2007, respectively. For the three months ended December 31, 2008, a total of 40,370 shares were granted at a weighted average price of $9.26. For the three months ended December 31, 2007, a total of 18,761 shares were granted at a weighted average price of $13.91.

The Company granted $3.0 million and $2.5 million in share-based compensation awards during the six months ended December 31, 2008 and 2007, respectively. For the six months ended December 31, 2008, a total of 276,933 shares were granted at a weighted average price of $10.79. For the six months ended December 31, 2007, a total of 207,038 shares were granted at a weighted average price of $12.08.

Employee share awards are recognized over a three-year period, while director awards are recognized over a one-year period, both in conjunction with their respective vesting periods. Neither employee nor director share awards are subject to performance-based accelerated vesting.

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

During the three and six months ended December 31, 2007, the Company sold approximately 0.8 and 1.2  million shares of ARTG, respectively, and recorded realized gains of approximately $2.1 and $3.0 million, respectively. Upon sale, these gains were reclassified, in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, from Accumulated other comprehensive income (loss), a separate component of stockholders’ equity, to Realized gains on investments on the Condensed Consolidated Statement of Operations. All of the remaining shares of ARTG were sold before the end of fiscal year ended June 30, 2008.

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

The SDC merger also called for contingent payments, upon the achievement of certain targets and milestones, payable over a period of approximately 3.5 years from the closing, as well as the release of an escrow fund. The Company’s share of additional contingent payments and escrow funds stemming from the acquisition, based upon the merger agreement, ranged from zero to approximately $15.4 million.

The first target measurement date was November 2007 and the Company accrued $344 thousand at that time. The Company received those proceeds during the quarter ended March 31, 2008. The second target measurement date was June 2008 and the Company accrued an additional $200 thousand at that time, the proceeds of which were received during the quarter ended September 30, 2008.

The merger agreement was subsequently amended during the quarter ended December 31, 2008 to provide for a final settlement of all contingent payments by December 31, 2008.  As such, additional payments totaling $4.7 million were received in December 2008. These payments represent the final contingent payments and are included in Realized gains on investments on the condensed consolidated statements of operations for the three and six months ended December 31, 2008. No further payments are expected.

Note 10 - Provision For Income Taxes

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

In the quarter ended September 30, 2007, based on the Company’s annual operating projections and the significant gains realized on sales of marketable securities, the Company concluded that it was more likely than not that the tax benefits from its tax basis on a previously impaired investment would be utilized in the future. As such, in the quarter ended September 30, 2007, the Company released the entire valuation allowance of approximately $1.1 million attributable to this fully valued deferred tax asset, the tax effect of which was a credit to income tax expense. The effect of this valuation allowance release, together with the use of a projected annual effective tax rate, resulted in a net benefit from income taxes of approximately $0.4 million for the six months ended December 31, 2007.

Note 11 – Earnings Per Share

Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period.

Diluted earnings per share is computed by dividing net earnings, adjusted for the effect of dilutive securities, by the weighted average number of common and common equivalent shares outstanding during the period. The Company had 1,035,000 issued and outstanding stock options at December 31, 2008 and 2007, respectively. The calculation of earnings per share excluded 1,035,000 and 960,000 issued and outstanding stock options for the three and six months ended December 31, 2008, respectively, as the exercise price of these options was higher than the average market price of the common stock for the respective period. The conversion of those particular options, whose exercise price was higher than the average market price of the common stock during the respective period, would have an anti-dilutive effect.

For the three months ended December 31, 2007, the calculation of earnings per share excluded 500,000 issued and outstanding stock options as the exercise price of these options was higher than the average market price of the common stock for the period.

For the three and six months ended December 31, 2007, the 1,666,667 shares of common stock issuable upon conversion of the preferred stock had no effect on basic earnings per share, but was included in the calculation of diluted earnings per share. The preferred stock was converted into 1,666,667 common shares on July 1, 2008 which were, accordingly, included in the basic earnings per share calculation for the three and six months ended December 31, 2008.

The following table presents the computation of basic and diluted earnings per share for the three and six months ended December 31, 2008 and 2007, respectively (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Numerator:
Net income available to common stockholders:
Net income	$2,973	$2,547	$3,556	$4,644
Preferred stock dividends	-	(115)	-	(230)

Net income available to common stockholders
for basic earnings per share	2,973	2,432	3,556	4,414

Preferred stock dividends	-	115	-	230

Net income available to common stockholders
after assumed conversions, for diluted earnings per share	$2,973	$2,547	$3,556	$4,644

Denominator:
Average common shares outstanding	22,066	20,141	22,072	20,096

Common stock equivalents upon conversion of preferred stock	-	1,667	-	1,667

Net common stock equivalents assuming the exercise of
in-the-money stock options	-	41	2	86

Average common and common equivalent shares outstanding -
assuming dilution	22,066	21,849	22,074	21,849

Basic earnings per share	$0.13	$0.12	$0.16	$0.22

Diluted earnings per share	$0.13	$0.12	$0.16	$0.21

Note 12 – Comprehensive Income

A summary of comprehensive income is as follows (in thousands):

	Three Months Ended		Six Months Ended
	2008	2007	2008	2007
Net income	$2,973	$2,547	$3,556	$4,644

Other comprehensive income:

Change in unrealized (losses) gains on available-for-sale securities	(528)	831	(1,100)	1,346

Reclassification of realized losses (gains) to net income	297	(2,207)	554	(3,073)

Comprehensive income	$2,742	$1,171	$3,010	$2,917

Note 13 – Special Cash Dividend

On December 19, 2008, the Board of Directors declared a special cash dividend of $0.12 per share on the Company’s common stock. The dividend was payable on January 15, 2009 to all shareholders of record at the close of business on December 31, 2008.  The aggregate dividend payment totaled approximately $2.6 million.

Note 14 - Subsequent Events

Common dividends
On January 15, 2009, the Board of Directors declared a quarterly cash dividend on the Company's Common Stock of $0.03 per share payable on February 20, 2009 to all shareholders of record at the close of business on February 5, 2009.

The Company expects regular quarterly cash dividends to be paid in February, May, August and November of each fiscal year, and anticipates a total annual dividend of $0.12 per common share. However, the actual declaration of future cash dividends, and the establishment of record and payment dates, will be subject to final determination by the Board of Directors each quarter after its review of the Company's financial performance.

Share repurchases
Subsequent to December 31, 2008, the Company repurchased an additional 6,600 shares at a weighted average price of $7.56 pursuant to the share buy-back program.

Share- based compensation
On January 30, 2009 the Company issued 336,753 restricted stock awards to employees of the Company, pursuant to the Company’s 2004 Omnibus Long-Term Incentive Compensation Plan. Recipients of the restricted awards were immediately vested in 12.5% of the total shares received. The remaining 87.5% of unvested shares will vest over the next three years, subject to the recipients remaining as employees of the Company. Issuance of these awards will result in total stock compensation expense of $2.1 million over the vesting period, assuming no forfeitures.

Additionally, the Company issued 630,060 stock options to employees of the Company, pursuant to the Company’s 2004 Omnibus Long-Term Incentive Compensation Plan. These stock options vest ratably over three years and have a term of seven years. The options have an exercise price of $6.17. However, upon vesting, the options are exercisable only if the volume weighted average price of the Company’s common stock equals or exceeds $9.25 for a period of at least 20 trading days. Issuance of these awards will result in total stock compensation expense of approximately $1.2 million over the vesting period, assuming no forfeitures.

*****

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Set forth on the following pages is management's discussion and analysis of our financial condition and results of operations for the three and six months ended December 31, 2008 and 2007. Such information should be read in conjunction with our unaudited condensed consolidated financial statements together with the notes to the unaudited condensed consolidated financial statements. When we use the terms the “Company,” “management,” “we,” “us,” and “our,” we mean Epoch Holding Corporation, a Delaware corporation, and its consolidated subsidiaries.

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

Forward-looking statements include, but are not limited to, statements about the Company’s:

•	business strategies and investment policies,

•	possible or assumed future results of operations and operating cash flows,

•	competitive position,

•	potential growth opportunities,

•	recruitment and retention of the Company's key employees,

•	expectations with respect to the economy, securities markets, the market for mergers and acquisitions activity, the market for asset management activity and other industry trends,

•	potential operating performance, achievements, productivity improvements, efficiency and cost reduction efforts,

•	expected tax rate, and

•	effect from the impact of future legislation and regulation on the Company.

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

Critical Accounting Estimates and Policies

Our significant accounting policies are described in Note 2 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008. The Company's Critical Accounting Estimates and Policies have not changed from those reported in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-K for the fiscal year ended June 30, 2008.

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

Financial and Business Highlights

While the recent quarter ended December 31, 2008 was extremely challening to investors and one of the most volatile in market history, the Company achieved several noteworthy accomplishments.

Financial and business highlights for the quarter ended December 31, 2008 are as follows:

➢ The Company experienced net AUM inflows of approximately $450 million, despite a difficult market environment. Management believes this positive result is reflective of the confidence our new and existing clients have in the integrity of our investment process, the product performance, and experience of our professionals.

➢ Upon its three year anniversary, the Epoch Global Equity Shareholder Yield Fund  (“EPSYX”) received an initial Morningstar rating of 5 stars.  In addition, the Epoch U.S. All Cap Equity Fund (“EPACX”) and the Epoch International Small Cap Fund (“EPIEX”) each have Morningstar ratings of 4 stars.

➢ The Company launched the Epoch U.S. Large Cap Equity Fund in December 2008.

➢ Although operating leverage weakened as a result of significant weakness in global financial markets, the Company continued to achieve positive operating results. Given the recent market environment, the Company continues to monitor and assess its operating costs and their alignment with business strategy.

➢ Earnings per share for the quarter ended December 31, 2008 were $0.13, up 8% from the same period a year ago, as pre-tax income increased by approximately 19%. This was primarily the result of a final contingent payment of $4.7 million from the Strategic Data Corporation transaction.

➢ Corporate liquidity continued to strengthen. Cash balances increased to $41.5 million, or 74% of total assets, as of December 31, 2008. Working capital increased to $39.7 million. The Company’s current ratio of 5.7 as of December 31, 2008 is well above industry average.

➢ In addition to paying a quarterly cash dividend of $0.03 per share, the Board of Directors declared a special cash dividend of $0.12 per share during the quarter.

➢ Pursuant to its Common Stock Repurchase Plan, the Company repurchased approximately 117 thousand shares during the three months ended December 31, 2008.  As of December 31, 2008 the Company has repurchased approximately 190 thousand shares in total.

	Three Months Ended
	December 31,		Change
(Dollars in thousands)	2008	2007	$	%
Operating income	$332	$1,100	$(768)	(70)%
Operating margin	5%	13%

Operating margins weakened compared with the same period a year ago. The main driver of this was the decrease in revenue, stemming from a lower level of AUM throughout the quarter. The Company finished the quarter ended December 31, 2008 with AUM of $5.3 billion, a 20% decrease from AUM of $6.7 billion at December 31, 2007.  The primary cause for this decrease was a significant decline in global equity markets from the prior year, primarily in the quarter ending December 31, 2008.  Global equity markets declined approximately 35-40% during the calendar year ended December 31, 2008, and more than 20% in the quarter ended December 31, 2008.

The Company’s AUM decrease during the quarter ended December 31, 2008 was only 12% compared with the previous quarter ended September 30, 2008 as a result of net AUM inflows from new accounts and continuing net cash flows into existing accounts, which offset some of the market decline.  New business mandates included the Company’s first institutional clients in Japan, Australia and France; the launch of a new U.S. Large Cap mutual fund, seeded by one of the largest financial institutions in the U.S.; and our first Taft-Hartley account.

The Company implemented several steps for cost control and cost reductions during the quarter ended December 31, 2008. Operating expenses declined by approximately $1.2 million, or 16%, in the current quarter compared with the same quarter a year ago.

	Three Months Ended
	December 31,		Change
(Dollars in thousands)	2008	2007	$	%
Net income	$2,973	$2,547	$426	17%

Although operating income decreased by $0.8 million from the same quarter a year ago, the Company recorded an increase in net income of $0.4 million. The primary reason for this increase was gains realized from the final contingent payment from the Strategic Data transaction. This was partly offset by realized losses on investments due to the global equity market decline, as well as lower interest income as interest rates continued to fall during the current period.

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

Overall economic activity continued to weaken across the country and throughout the world during the quarter ended December 31, 2008. Retail sales were generally weak throughout the quarter, particularly during the holiday season. Lending activity continued to decline or remain weak, as credit conditions remained tight or tightened further. The rate of unemployment continued to increase, reaching 7.2% by the end of the quarter, the highest level in 16 years. Oil and commodity prices declined and capacity utilization decreased. The Federal Reserve and foreign central banks and governments around the world continued to provide additional liquidity and stability to the financial markets to try to mitigate the negative economic impact related to the credit markets.

In addition to considerably worsened economic conditions,  the landscape of the U.S. financial services industry changed dramatically during the period. There were several bank failures. The Federal Reserve announced enhancements to its programs to provide additional liquidity to the asset-backed commercial paper and money markets, and indicated that it plans to purchase from primary dealers short-term debt obligations issued by Fannie Mae, Freddie Mac and the Federal Home Loan Banks. The U.S. Treasury proposed a plan to buy mortgage-related, illiquid and other troubled assets from U.S. financial institutions and the Emergency Economic Stabilization Act of 2008 was enacted. The Federal Reserve, while working in unison with several foreign central banks, lowered both the benchmark interest rate and the discount rate to nearly 0% during the month of December, and it continues to consult frequently with its global central bank counterparts.

During the quarter, stocks around the globe endured a period of remarkable volatility and posted one of their biggest down quarters on record. In all, U.S. and global markets declined by approximately 20% during the quarter ended December 31, 2008. In particular, the Dow Jones Industrial Average(1), NASDAQ Composite Index (2) and the S&P 500 (3) decreased during the quarter ended December 31, 2008, assuming dividend reinvestment, by 19%, 22% and 24%, respectively. On a broad basis, developed global markets, as represented by the MSCI World index(4), decreased by 21.6%.

(1)           Dow Jones Industrial Average is a trademark of Dow Jones & Company, which is not affiliated with Epoch..
(2)           NASDAQ Composite Index is a trademark of the NASDAQ Stock Market, Inc., which is not affiliated with Epoch..
(3)           S&P 500 is a trademark of Standard & Poor’s, a division of the McGraw-Hill Companies, Inc., which is not affiliated with Epoch.
(4)           MSCI World Index is a trademark of MSCI Inc., which is not affiliated with Epoch.

Company impact and outlook
While the sharp sell-off in the equity markets impacted overall assets under management by nearly $1.2 billion during the quarter, the Company continued to achieve positive net inflows of approximately $450 million, a significant achievement in this turbulent market. While the quarter was challenging to all investors, the Company believes that its investment strategies, which emphasize a free cash flow analytical approach to the evaluation of equities, should continue to produce superior returns at a lower risk for our clients. The Company believes that free cash flow will be the analytical tool of choice because share price performance will depend on which companies show operational efficiencies, have capital expense under control and can properly manage their cash flow at a time when lending to fund growth or operations has tightened. The emphasis on cash flow analysis has become increasingly relevant, as the use of accounting measures alone has proven to inadequately capture issues surrounding the financial condition of many companies, particularly in the financial sector.

The continued erosion of market conditions and impact on AUM may put pressure on the Company’s operating margin. The Company continues to monitor and assess its operating costs and their alignment with business strategy.

Assets Under Management and Flows (“AUM”)

The following table sets forth the changes in our AUM for the periods presented (dollars in millions):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Beginning of period assets	$6,085	$6,426	$6,634	$6,001
Net inflows	444	329	654	600
Market (depreciation)/ appreciation	(1,181)	(73)	(1,940)	81
End of period assets	$5,348	$6,682	$5,348	$6,682

For both the three months ended December 31, 2008 and 2007, approximately 55%, of investment advisory and management fees were earned from services to mutual funds under advisory and sub-advisory contracts whose fees are calculated based upon daily net asset values, and approximately 45%, of fees were earned from services provided for separate accounts whose fees are calculated based upon asset values at the end of the quarter.

No material impact to revenues or operating results arose during the periods presented as a result of differences between the average daily AUM for the funds where our fees are calculated based upon daily net asset values and the quarter-ending AUM for those funds.

The charts on the following page show the Company's products as a percentage of AUM as of December 31, 2008 and 2007, respectively:

The table and charts that follow set forth the amount of AUM by distribution channel:

Assets Under Management By Distribution Channel
(dollars in millions)

	As of December 31,		Change
Distribution Channel:	2008	2007	$	%
Institutional	$2,770	$3,285	$(515)	(15.7)%
Sub-advised	2,350	3,081	(731)	(23.7)%
High net worth	228	316	(88)	(27.8)%

Total AUM	$5,348	$6,682	$(1,334)	(19.9)%

Results of operations - three months ended December 31, 2008 and 2007

For the three months ended December 31, 2008, the Company recorded net income of $3.0 million, an increase of $0.4 million from the same period a year ago. Basic earnings per share were $0.13 per share for the three months ended December 31, 2008, compared to $0.12 per share for the same period a year ago.

The primary factors were as follows:

➢ Total operating expenses decreased by $1.2 million, or 16%, during the three months ended December 31, 2008 compared with the same period a year ago. While all expenses declined during the current period, the decline in employee related costs, particularly incentive compensation, was the primary reason for this overall change.

➢ Other income increased by $1.6 million in the current quarter compared with the same period a year ago. The gain from the final contingent payment of the Strategic Data Corporation transaction was the main contributor of this increase.

➢ Offsetting these increases in net income was a $2.0 million decline in operating revenues. This decrease was driven by the significant decline in the global equity markets, and its related impact on AUM, partially offset by net inflows from new and existing clients.

	Three Months Ended
	December 31,		Change
(Dollars in thousands)	2008	2007	$	%
Revenues
Investment advisory and management fees	$6,768	$8,551	$(1,783)	(21)%
Performance fees	-	172	(172)	(100)%
Total operating revenues	$6,768	$8,723	$(1,955)	(22)%

The decrease in revenues was attributable to the decrease in AUM compared with the same period a year ago. This was primarily the result of the significant global equity market decline of approximately 35 – 40% from a year ago, partly offset by net AUM inflows from new and existing clients of $0.4 billion during the three months ended December 31, 2008 and over $1.1 billion since December 31, 2007.

For the three months ended December 31, 2008, CI Investments Inc. (“CI”), a Canadian-owned investment management company, accounted for approximately 13% of revenues, while Genworth Financial Asset Management, Inc. (“Genworth”), an investment adviser, through its investments in the Epoch International Small Cap Fund (“EPIEX”) and the Epoch Global Equity Shareholder Yield Fund (“EPSYX”), as well as separate account mandates, accounted for approximately 14% of revenues.

For the three months ended December 31, 2007, CI accounted for approximately 16% of revenues, while Genworth accounted for approximately 26% of revenues.

	Three Months Ended
	December 31,		Change
(Dollars in thousands)	2008	2007	$	%
Employee related costs (excluding share-
based compensation)	$3,887	$4,563	$(676)	(15)%
As a percent of total revenue	57%	52%

Expenses in this category include salaries, benefits, severance, incentive compensation, signing bonuses and commission expenses. These expenses declined from the same period a year ago, primarily as a result of a reduction in incentive compensation.

	Three Months Ended
	December 31,		Change
(Dollars in thousands)	2008	2007	$	%
Share-based compensation	$791	$1,029	$(238)	(23)%
As a percent of total revenue	12%	12%

The Company believes that share-based compensation promotes unity in the workplace and a common objective with shareholders. Employee share-based compensation expense is recognized as follows: 12.5% immediately, and the remaining 87.5% ratably over the three-year vesting period of those awards.

The decrease in share-based compensation was primarily the result of share forfeitures during the three months ended December 31, 2008. Shared-based compensation expense is expected to increase during the next quarterly period.

In the three months ended December 31, 2008 and 2007, a total of 40,370 and 18,761 shares of restricted stock, respectively, were issued to employees. A total of 5,047 and 2,345 shares of the awards issued in the three months ended December 31, 2008 and 2007, respectively, or approximately 12.5%, were immediately vested. The remaining 87.5% of the shares vest ratably over the subsequent three years. During the three months ended December 31, 2008 and 2007, a total of 57,168 and 0 shares, respectively, were forfeited by terminated employees.

During the three months ended December 31, 2008 and December 31, 2007, no shares were granted to directors of the Company. Share grants to directors generally transpire in the quarter ended September 30. All director stock awards vest over one year. Director share-based compensation expense is recognized ratably over the respective vesting period, in accordance with the underlying vesting provisions.

	Three Months Ended
	December 31,		Change
(Dollars in thousands)	2008	2007	$	%
General, administrative and occupancy	$1,195	$1,342	$(147)	(11)%
As a percent of total revenue	18%	15%

These expenses consist primarily of office rents, as well as expenses for travel and entertainment, advertising and marketing, information technology, utilities, and other office related expenses. Decreases in travel-related expenses as a result of the Company’s cost control efforts were the main reason for the decrease in general, administrative and occupancy costs.

	Three Months Ended
	December 31,		Change
(Dollars in thousands)	2008	2007	$	%
Professional fees and services	$458	$582	$(124)	(21)%
As a percent of total revenue	7%	7%

These expenses consist primarily of outside legal fees for general corporate legal affairs, independent accountants' fees, consulting fees, and other professional services. A decrease in legal costs was the primary cause of the decline in professional fees and services. The prior period included certain legal expenses incurred in the origination of new investment vehicles. A decrease in professional tax related services and a decrease in employee placement fees also contributed to the decline in professional fees from the same period a year ago.

	Three Months Ended
	December 31,		Change
(Dollars in thousands)	2008	2007	$	%
Other income	$4,675	$3,096	$1,579	51%

Other income includes interest income, dividend income, realized gains and losses on investments, and rental income from subleased office space in New York. The prior year period included realized gains of $2.1 million from the sales of marketable securities, realized gains of $0.3 million from the Strategic Data Corporation transaction, and approximately $0.4 million of interest income. The current period includes realized gains of $4.7 million from the Strategic Data Corporation transaction, losses on investments of approximately $0.3 million, and approximately $0.2 million of interest income. Lower interest rates during the current quarter caused interest income to decline when compared to amounts for the same period a year ago.

	Three Months Ended
	December 31,		Change
(Dollars in thousands)	2008	2007	$	%
Provision for income taxes	$2,034	$1,649	$385	23%
Effective income tax rate	40.6%	39.3%

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

Results of operations - six months ended December 31, 2008 and 2007

For the six months ended December 31, 2008, the Company recorded net income of $3.6 million, a decrease of $1.1 million from the same period a year ago. Basic earnings per share were $0.16 per share for the six months ended December 31, 2008, compared with $0.22 per share for the same period a year ago.

The primary factors were as follows:

➢ Operating revenues declined by $1.4 million. This decrease was driven by the significant decline in the global equity markets and a corresponding decrease in AUM, partially offset by net inflows of nearly $0.7 billion during the six months ended December 31, 2008.

➢ Provision for income taxes increased by $1.1 million. The comparable period a year ago included the release of a $1.1 million tax valuation allowance, the tax benefit of which was $0.4 million.

➢ Offsetting these decreases to net income was a decline in total operating expenses by $1.1 million, or 7%, during the six months ended December 31, 2008. While virtually all expenses declined during the current period, it was the decline in employee incentive compensation that was the primary reason for this overall change.

	Six Months Ended
	December 31,		Change
(Dollars in thousands)	2008	2007	$	%
Operating income	$1,186	$1,408	$(222)	(16)%
Operating margin	8%	8%

While operating income decreased by $0.2 million, operating margins remained virtually unchanged during the six months ended December 31, 2008 compared with the same period a year ago. Decreases in operating revenue as a result of the weakness in financial markets previously discussed in the three month analysis, were offset by decreases in operating expenses, most notably in employee compensation, as reductions in incentive compensation caused employee compensation expenses to decrease by 9%.

	Six Months Ended
	December 31,		Change
(Dollars in thousands)	2008	2007	$	%
Net income	$3,556	$4,644	$(1,088)	(23)%

Although income before income taxes was virtually unchanged for the six months ended December 31, 2008 when compared with the same period a year ago, net income declined. The reason for the decline is a direct result of an increase in the provision for income taxes by approximately $1.1 million. A release of a valuation allowance against a deferred tax asset contributed in the prior year, the tax effect of which was $0.4 million, was the main reason for the increase.

	Six Months Ended
	December 31,		Change
(Dollars in thousands)	2008	2007	$	%
Revenues
Investment advisory and management fees	$15,246	$16,428	$(1,182)	(7)%
Performance fees	-	172	(172)	(100)%
Total operating revenues	$15,246	$16,600	$(1,354)	(8)%

The decrease in revenues was attributable to lower levels in AUM during the six months ended December 31, 2008 compared with the same period a year ago. This was primarily the result of the significant global equity market decline of approximately 35-40% from a year ago, partially offset by net AUM inflows from new and existing clients of nearly $0.7 billion during the six months ended December 31, 2008 and over $1.1 billion since December 31, 2007.

For the six months ended December 31, 2008, CI accounted for approximately 14% of revenues, while Genworth, accounted for approximately 17% of revenues.

For the six months ended December 31, 2007, CI accounted for approximately 17% of revenues, while Genworth accounted for approximately 27% of revenues.

	Six Months Ended
	December 31,		Change
(Dollars in thousands)	2008	2007	$	%
Employee related costs (excluding share-
based compensation)	$8,004	$8,812	$(808)	(9)%
As a percent of total revenue	52%	53%

These expenses declined from the same period a year ago, primarily as a result of a reduction in incentive compensation.

	Six Months Ended
	December 31,		Change
(Dollars in thousands)	2008	2007	$	%
Share-based compensation	$2,121	$2,104	$17	1%
As a percent of total revenue	14%	13%

Share-based compensation expense for the six months ended December 31, 2008 was virtually unchanged from the same period a year ago.

In the six months ended December 31, 2008 and 2007, a total of 238,313 and 171,434 shares of restricted stock, respectively, were issued to employees. A total of 29,789 and 21,430 shares of the awards issued in the six months ended December 31, 2008 and 2007, respectively, or approximately 12.5%, were immediately vested. The remaining 87.5% of the shares vest ratably over the subsequent three years. During the six months ended December 31, 2008 and 2007, a total of 57,168 and 1,449 shares, respectively, were forfeited by terminated employees.

During the six months ended December 31, 2008 and December 31, 2007, 38,620 and 35,604 shares of restricted stock, respectively, were granted to directors of the Company. All director stock awards vest over one year. Director share-based compensation expense is recognized ratably over the respective vesting period, in accordance with the underlying vesting provisions.

	Six Months Ended
	December 31,		Change
(Dollars in thousands)	2008	2007	$	%
General, administrative and occupancy	$2,547	$2,726	$(179)	(7)%
As a percent of total revenue	17%	16%

Decreases in travel related expenses, as a result of cost control efforts, were the main reason for the decrease in general, administrative and occupancy costs.

	Six Months Ended
	December 31,		Change
(Dollars in thousands)	2008	2007	$	%
Professional fees and services	$1,177	$1,339	$(162)	(12)%
As a percent of total revenue	8%	8%

A decrease in legal costs was the primary cause of the decline in professional fees and services. The prior period includes certain legal expenses incurred in the origination of new investment vehicles. A decrease in employee placement fees also contributed to the overall decline from the same period a year ago.

	Six Months Ended
	December 31,		Change
(Dollars in thousands)	2008	2007	$	%
Other income	$4,710	$4,479	$231	5%

The prior year period included realized gains of $3.0 million from the sales of marketable securities, realized gains of $0.3 million from the Strategic Data Corporation transaction, and approximately $0.8 million of interest income. The current period includes realized gains of $4.7 million from the Strategic Data Corporation transaction, losses on investments of $0.6 million, and approximately $0.4 million of interest income. Lower interest rates during the six months ended December 31, 2008 caused interest income to decline compared to amounts for the same period a year ago.

	Six Months Ended
	December 31,		Change
(Dollars in thousands)	2008	2007	$	%
Provision for income taxes	$2,340	$1,243	$1,097	88%
Effective income tax rate	39.7%	21.1%

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

The comparable period a year ago included the release of a tax valuation allowance, the tax benefit of which was $0.4 million.

Liquidity and Capital Resources

The Company’s operating cash flows are primarily influenced by the timing and receipt of investment management fees, and the payment of operating expenses, including incentive compensation to employees. Investment management fees are generally collected within 90 days of billing. The Company traditionally has paid cash incentive compensation during the first three months following the fiscal year to certain senior executives, and to other employees during the first three months following the calendar year. Prospectively, the Company will pay incentive compensation to all employees during the first three months following the calendar year, beginning with the next fiscal quarter ending March 31, 2009, incorporating a six month stub period for the senior executives.

Investing cash flows are principally influenced by activities to acquire property and equipment and re-investment of earnings from investments in Company-sponsored products.

Financing activities are predominately influenced by the payment of common stock dividends and repurchase of the Company’s common stock.  The Company generally makes dividend payments on its common stock on a quarterly basis.

Sources of Liquidity

Sources of funds for the Company's operations are derived from investment advisory and investment management fees, interest on the Company's cash and cash equivalents, and sublease income. As of December 31, 2008, the Company had $46.7 million of liquid assets, or approximately 84% of total assets which consist of cash and cash equivalents and accounts receivable to fund its business growth strategy. Given the availability of these funds, the Company does not maintain or anticipate a need for an external source of liquidity.

At December 31, 2008, accounts payable and accrued liabilities, which consist of accrued professional fees, trade payables and other liabilities, were $0.6 million. Accrued compensation and benefits, which consist primarily of accrued incentive compensation, were $5.1 million. The decrease in accrued incentive compensation stems from the reduction in AUM caused by the global equity market decline.

There was no debt and management does not foresee any reason to incur debt unless a significant business opportunity warrants such action. The Company's business does not require it to maintain significant capital balances. Management believes that the sources of liquidity described above will be sufficient to meet the Company’s operating needs for the foreseeable future and will enable it to continue to implement its growth objectives.

A summary of cash flow data for the six months ended December 31, 2008 and 2007, respectively, is as follows (in thousands):

	Six Months Ended
	December 31,
	2008	2007
Cash flows provided by (used in) :
Operating activities	$401	$7,812
Investing activities	4,882	22,388
Financing activities	(1,240)	(368)
Net increase in cash and cash equivalents	4,043	29,832
Cash and cash equivalents at beginning of year	37,436	3,097
Cash and cash equivalents at end of the period	$41,479	$32,929

Percent of total assets	74%	68%

Cash Flows from Operating Activities

Cash flows from operating activities decreased $7.4 million in the six months ended December 31, 2008 when compared with the same period a year ago. This decrease was due to the timing differences in the cash settlement of assets and liabilities, particularly the payment of accrued compensation and income taxes.

Cash Flows from Investing Activities

Cash flows from investing activities decreased by $17.5 million in the six months ended December 31, 2008 when compared with the same period a year ago. Prior year investing activities included $21.9 million of proceeds from the sale of short-term investments as well as $4.1 million of proceeds from the sale of shares of marketable securities. During August and September 2007, in response to increasing credit quality concerns present in the fixed income securities market, the Company liquidated all of its short-term investments. Proceeds from these liquidations were then invested in cash and cash equivalents. No gains or losses were realized from these liquidations.

During the six months ended December 31, 2008, the Company received $4.9 million representing the final installment payments under the Strategic Data Transaction.

Cash Flows from Financing Activities

Cash flows from financing activities decreased by $0.9 million in the six months ended December 31, 2008 compared with the same period a year ago. Included in this change was the payment of common stock dividends, as well as share buy-backs during the six months ended December 31, 2008, offset by the recognition of excess tax benefits on share-based compensation. The Company initiated the payment of common stock dividends in the quarter ended December 31, 2007 and the share buy-back program in June 2008.

When a restricted stock award vests, the market price on the date the stock vests to the employee may be higher than the original grant-date fair market value of the award. If so, the difference between the cumulative amount that has been recognized through the Condensed Consolidated Statements of Operations and the vesting amount results in an excess tax benefit. Excess tax benefits reduce income taxes payable and increase additional paid-in capital in the period they are recognized, and are reflected as a financing activity on the Statements of Cash Flows. Excess tax benefits recognized during the six months ended December 31, 2008 and 2007 were approximately $1.7 million and $0.4 million, respectively.

Working Capital

The Company's working capital and current ratio (current assets divided by current liabilities) for the six months ended December 31, 2008 and recent fiscal year ended June 30, 2008 is set forth in the table below (in thousands ):

	December 31,	June 30,	Increase/	Percent
	2008	2008	(Decrease)	Change

Current Assets	$48,092	$44,753	$3,339	7%
Current Liabilities	8,379	7,961	418	5%

Working Capital	$39,713	$36,792	$2,921	8%

Current Ratio	5.7	5.6	0.1	2%

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

Quarterly Common Stock Dividends

The Company commenced declaring and paying a quarterly cash dividend on its common stock in the quarter ended December 31, 2007.

On July 9, 2008, the Board of Directors declared a 20% increase in the quarterly per share dividend rate on the Company’s Common Stock, from $0.025 per share to $0.03 per share.

Quarterly dividends were paid in August and November 2008.

On January 15, 2009, the Board of Directors declared a quarterly cash dividend payable on February 20, 2009 to all shareholders of record at the close of business on February 5, 2009.

The Company expects regular quarterly cash dividends going forward to be paid in February, May, August and November of each fiscal year, and anticipates a total annual dividend of $0.12 per common share. However, the actual declaration of future cash dividends, and the establishment of record and payment dates, will be subject to final determination by the Board of Directors each quarter after its review of the Company's financial performance, as well as general business conditions, capital requirements, and any contractual, legal and regulatory restrictions.

Special Common Stock Dividend

As a result of the Company’s strong cash position and debt free balance sheet, the Board of Directors declared a special cash dividend on December 19, 2008 of $0.12 per share. The dividend was paid on January 15, 2009 to all shareholders of record at the close of business on December 31, 2008. The aggregate dividend payment totaled approximately $2.6 million.

This dividend represents a small portion of the Company’s cash balances, the remainder of which will be maintained to achieve key business objectives in growing our business, and provide a reserve for any unstable economic conditions.

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

During the three months ended December 31, 2008, the Company repurchased 117,401 shares at a weighted average price of $7.48. For the six months ended December 31, 2008, the Company repurchased 181,301 shares at a weighted average price of $8.01.

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

The subtenant has performed its obligations under the sublease agreement and the Company is not aware of any credit issues with the subtenant. As of December 31, 2008, the remaining future minimum payments under this lease total $0.9 million. Future minimum receipts from the subtenant, net of profit sharing with the landlord, slightly exceed $1.0 million as of December 31, 2008.

During December 2008, in an effort to consolidate marketing efforts and reduce costs, the Company closed its 2-employee marketing office in Sherman Oaks, California. The office lease at the California location expired in January 2009.

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

Summary of Contractual Obligations

The following table summarizes all contractual obligations, including the aforementioned office leases (in thousands):

		Payments Due in
		Fiscal Years Ended June 30,
	Remaining
	Payments in			2014 and
	2009	2010-2011	2012-2013	thereafter	Total

Primary New York operations	$488	$1,680	$1,434	$1,613	$5,215
Subleased New York lease	240	681	-	-	921
Other operating leases	28	54	10	-	92

Total obligations	756	2,415	1,444	1,613	6,228

Sublease income	(287)	(669)	-	-	(956)

Net obligations	$469	$1,746	$1,444	$1,613	$5,272

Off-Balance Sheet Arrangements

As of December 31, 2008 the Company had no off-balance sheet arrangements.

Significant Transactions

 eStara transaction
The Company previously held an investment in eStara, Inc. (“eStara”). In October 2006, eStara’s stockholders approved the acquisition of its stock by Art Technology Group, Inc. (NASDAQ ticker symbol “ARTG”). Under the terms of the agreement, ARTG acquired all of the outstanding securities of eStara., in exchange for shares in ARTG.

During the three and six months ended December 31, 2007, the Company sold shares of ARTG, and recorded realized gains of approximately $2.1 and $3.0 million, respectively. Upon sale, these gains were reclassified, in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, from Accumulated other comprehensive income (loss), a separate component of stockholders’ equity, to Realized gains on investments on the Condensed Consolidated Statement of Operations. All of the remaining shares of ARTG were sold before the end of fiscal year ended June 30, 2008.

See Note 9a of the condensed consolidated financial statements for further details of the eStara transaction.

Strategic Data Corporation transaction
The Company previously held an investment Strategic Data Corporation (“SDC”).  In February 2007, SDC’s stockholders approved the acquisition of its stock by Fox Interactive Media, Inc. (“FIM”). Under the terms of the agreement, FIM acquired all of the outstanding securities of SDC.

The SDC merger called for contingent payments, upon the achievement of certain targets and milestones. The first target measurement date was November 2007 and the Company accrued approximately $344 thousand at that time. The second target measurement date was June 2008 and the Company accrued an additional $200 thousand, the proceeds of which were received during the quarter ended September 30, 2008.

The merger agreement was subsequently amended during the quarter ended December 31, 2008 to provide for a final settlement of all contingent payments.  As such, additional payments totaling $4.7 million were received in December 2008. These payments represent the final contingent payments and are included in Realized gains on investments on the Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2008. No further payments are expected.

See Note 9b of the condensed consolidated financial statements for further details of the Strategic Data Corporation transaction.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 was effective for the Company beginning July 1, 2008. SFAS 157 establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and to minimize the use of unobservable inputs when measuring fair value. The adoption of SFAS 157 did not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits certain financial assets and financial liabilities to be measured at fair value, using an instrument-by-instrument election. The initial effect of adopting SFAS 159 must be accounted for as a cumulative effect adjustment to opening retained earnings for the fiscal year of adoption. Retrospective application to fiscal years preceding the effective date is not permitted. SFAS 159 was effective for the Company beginning July 1, 2008. The adoption of SFAS 159 did not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS 161 is effective for the Company beginning July 1, 2009. The Company does not currently engage in hedging or derivative transactions and, accordingly, does not expect the adoption of this pronouncement to have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

In June 2008, the FASB issued FASB Staff Position (“FSP”) EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, Earnings per Share. FSP EITF No. 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF No. 03-6-1 is effective for the Company beginning July 1, 2009; earlier application is not permitted. The Company does not expect the adoption of FSP EITF No. 03-6-1 to have a material effect on its consolidated financial position, results of operations or earnings per share.

In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.
FSP 157-3 does not reinterpret or change SFAS 157’s existing principles but rather is intended to enhance comparability and consistency in fair value measurements of financial assets that trade in markets that are inactive. FSP 157-3 primarily re-asserts that when the market is inactive, management is not required to use thinly traded quotes or quotes reflecting distressed prices. Rather, management should look to other means to estimate fair value, such as the “income approach,” which discounts the estimated cash flows and results in a Level 3 classification because the inputs are not observable. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate. FSP 157-3 was effective immediately upon issuance. The Company does not currently have such investment instruments and, as such, the adoption of this pronouncement had no effect on its consolidated financial position, results of operations, or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The Company’s predominant exposure to market risk is directly related to its role as an investment adviser for the mutual funds and separate accounts the Company manages. Changes in value of assets managed will impact the level of management and performance fee revenues. Approximately 55% of the Company’s revenue is derived from daily net asset values, while the remaining 45% of revenue is derived from market values of AUM at the end of the quarter. Declines in equity security market prices could cause revenues to decline because of lower investment management fees by causing:

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

Other investments

The Company is exposed to fluctuations in the market price of Other investments presented on its Condensed Consolidated Balance Sheets. The total fair value of Other investments as of December 31, 2008 and June 30, 2008 was $2.7 million and $3.9 million, respectively. The Company does not hedge its market risk related to these securities and does not intend to do so in the future.

At December 31, 2008, the Company performed sensitivity analysis to assess the potential loss in the fair value of these market-risk sensitive securities. The following table represents the estimated impact on the Company’s financial position assuming a hypothetical 10% decline in associated market indices (dollars in thousands):

Estimated Fair
Value After
		Hypothetical	Hypothetical	Decrease in
	Fair Value at	Percentage	Percentage	Stockholders'
	December 31, 2008	Decline	Change	Equity (1)

Other investments	$2,747	10%	$2,518	$229

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

For the quarter ended December 31, 2008, management, with the participation of the Company's principal executive officer and principal financial and accounting officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on such evaluation, the Company's principal executive officer and principal financial and accounting officer have concluded that the Company's disclosure controls and procedures were effective during the period covered by this Quarterly Report on Form 10-Q.

The Company has also established and maintains internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of condensed consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In the ordinary course of business, the Company routinely enhances its internal controls and procedures for financial reporting by either upgrading its current systems or implementing new systems. During the quarter ended December 31, 2008, there was no change in the Company’s internal controls over financial reporting reporting (as defined in Rule 13a-5(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company or its subsidiaries may become parties to claims, legal actions and complaints arising in the ordinary course of business. Management is not aware of any claims which would have a material adverse effect on its consolidated financial position, liquidity, or results of operations.

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

The table below displays information with respect to the treasury shares the Company purchased under the repurchase plan discussed above during the three months ended December 31, 2008.

			Total Number of	Maximum Number
		Average	Shares Purchased	of Shares that May
	Total Number	Price	as Part of Publicly	Yet Be Purchased
	of Shares	Paid Per	Announced Plans	Under Outstanding
Period	Purchased	Share	or Programs	Plans or Programs (1)

October 1, 2008 - October 31, 2008	64,400	$7.64	64,400	112,800

November 1, 2008 - November 30, 2008	18,201	$6.74	18,201	94,599

December 1, 2008 - December 31, 2008	34,800	$7.57	34,800	59,799

	117,401		117,401

(1) Subsequent to December 31, 2008, the Company repurchased an additional 6,600 shares at a weighted average price of $7.56. As of February 5, 2009, there were 53,199 shares available to be repurchased under our share repurchase program.

To satisfy statutory employee tax withholding requirements related to the vesting of common shares from employee stock awards, the Company purchases, and then resells in the open market, shares to cover and pay for employee tax withholdings. At December 31, 2008, there were 2,259 shares held in treasury to be resold by the Company in the open market.

Item 4. Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders of Epoch Holding Corporation was held in New York, New York on December 4, 2008. At that meeting, the stockholders considered and acted upon the following proposals:

Proposal 1. Election of Directors

By the vote reflected below, the stockholders elected the following individuals as directors for a one-year term:

Director	For	Withheld

Allan R. Tessler	18,683,400	1,275,558
William W. Priest	19,906,795	52,163
Eugene M. Freedman	19,829,742	129,216
Enrique R. Arzac	19,821,200	137,758
Jeffrey L. Berenson	19,802,556	156,402
Peter A. Flaherty	19,777,035	181,923

Proposal 2. Amendment to the 2004 Omnibus Long-Term Incentive Compensation Plan

By the vote reflected below, the stockholders voted to approve an amendment to the 2004 Omnibus Long-Term Incentive Compensation Plan (the “Omnibus Plan” or the “Plan”) to increase the number of shares of Common Stock available for issuance under the Omnibus Plan by 2,500,000 shares (the “Omnibus Plan Amendment”). Voting was as follows:

			Did not
For	Against	Abstain	Vote

14,529,108	2,548,512	304,881	2,576,457

Item 6. Exhibits.

2.1	Agreement and Plan of Reorganization dated June 2, 2004. (A)

3.1	Certificate of Incorporation of the Registrant, as amended. (B)

3.2	Amended and Restated By-Laws of Epoch Holding Corporation (as adopted April 2, 2008). (C)

4.1	Stockholder Rights Agreement dated as of July 11, 1994 between the Registrant and Continental Stock Transfer & Trust Company, as Rights Agent. (D)

10.1	Employment Agreement by and between Epoch Holding Corporation and William W. Priest, dated as of November 28, 2007 and effective as of January 1, 2008. (E)

10.2	1992 Incentive and Non-qualified Stock Option Plan. (F)

10.40	Indemnification Agreement. (G)

10.40	Stockholders Agreement dated as of June 2, 2004 among J Net Enterprises, Inc. and certain of its stockholders. (A)

10.41	Registration Rights Agreement dated as of June 2, 2004 among J Net Enterprises, Inc. and certain of its stockholders. (A)

10.44	Amendment to 2004 Omnibus Long-Term Incentive Compensation Plan. (H)

10.45	Office lease between Vornado 640 Fifth Avenue LLC (Landlord) and Epoch Investment Partners, Inc. (Tenant). (I)

10.46	Form of Restricted Stock Award. (J)

10.47	Office lease between 680 Fifth Avenue Associates, L.P. (Landlord) and JNet Enterprises (Tenant). (J)

10.48	Office sublease between J Net Enterprises, Inc. (Tenant) and The Game Show Network (subtenant). (J)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. (K)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. (K)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (K)

(A)	Incorporated by reference to Registrant's Form 8-K dated June 3, 2004.

(B)	Incorporated by reference to Registrant's Form 8-K dated December 7, 2004.

(C)	Incorporated by reference to Registrant's Form 8-K dated April 2, 2008.

(D)	Incorporated by reference to Registrant's Form 8-K dated July 12, 1994.

(E)	Incorporated by reference to Registrant's Form 8-K dated November 28, 2007.

(F)	Incorporated by reference to Registrant's 1992 Proxy Statement.

(G)	Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003.

(H)	Incorporated by reference to Registrant's Form 8-K dated November 19, 2004.

(I)	Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

(J)	Incorporated by reference to Registrant's Annual Report on Form 10-K/A for the fiscal year ended June 30, 2007.

(K)	Filed herewith.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPOCH HOLDING CORPORATION
(Registrant)

	By:	/s/ Adam Borak
Chief Financial Officer
Date: February 9, 2009		(Principal Financial and Accounting Officer)