Form 10-Q
period 2009-03-31
EPOCH HOLDING CORP
filed 2009-05-11
CIK 351903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐ (Do not check if Smaller Reporting Company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑

 As of May 5, 2009, there were 22,217,576 shares of the Company's common stock, $.01 par value per share, outstanding.

EPOCH HOLDING CORPORATION
FORM 10-Q FOR THE FISCAL QUARTER ENDED MARCH 31, 2009

TABLE OF CONTENTS

		Page No.
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.	3

	Condensed Consolidated Balance Sheets – March 31, 2009 (Unaudited) and June 30, 2008	3

	Condensed Consolidated Statements of Operations (Unaudited) – Three and Nine Months Ended March 31, 2009 and 2008	4

	Condensed Consolidated Statements of Changes in Stockholders' Equity – For the Year Ended June 30, 2008 and Nine Months Ended March 31, 2009 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows (Unaudited) – Nine Months Ended March 31, 2009 and 2008	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7-16

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	17-35

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	36

Item 4.	Controls and Procedures.	37

	PART II. OTHER INORMATION

Item 1.	Legal Proceedings.	38

Item 1a.	Risk Factors.	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	38

Item 6.	Exhibits.	39

Signature		40

Items other than those listed above have been omitted because they are not applicable.

PART I. FINANCIAL INFORMATION
 Item 1. Financial Statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,
	2009	June 30,
	(Unaudited)	2008
ASSETS

Current assets:
Cash and cash equivalents	$36,128	$37,436
Accounts receivable	5,399	6,391
Prepaid and other current assets	998	926

Total current assets	42,525	44,753

Property and equipment, net of accumulated depreciation of $1,691 and $1,369, respectively	1,386	1,689
Security deposits	1,118	1,104
Deferred income taxes	2,528	2,844
Other investments (cost of $3,576 and $4,187, respectively) - (Note 5)	2,824	3,959

Total assets	$50,381	$54,349

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$687	$884
Accrued compensation and benefits	1,849	5,630
Income taxes payable	—	1,447

Total current liabilities	2,536	7,961

Deferred rent	749	813
Subtenant security deposit	233	230

Total liabilities	3,518	9,004

Commitments and contingencies - (Note 6)

Stockholders' equity:
Preferred stock - (Note 7)	—	10
Common stock	225	203
Additional paid-in capital	57,014	50,047
(Accumulated deficit)/ retained earnings	(108)	698
Unearned share-based compensation	(7,320)	(5,302)
Accumulated other comprehensive loss	(752)	(228)
Treasury stock, at cost - (Note 6)	(2,196)	(83)

Total stockholders' equity	46,863	45,345

Total liabilities and stockholders' equity	$50,381	$54,349

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Revenues:
Investment advisory and management fees	$6,843	$8,482	$22,089	$24,910
Performance fees	—	—	—	172
Total revenue	6,843	8,482	22,089	25,082

Operating expenses:
Employee related costs (excluding share-based compensation)	3,853	4,605	11,857	13,418
Share-based compensation	1,270	1,045	3,391	3,148
General, administrative and occupancy	821	1,266	3,368	3,992
Professional fees and services	493	725	1,670	2,064
Depreciation and amortization	111	104	322	315
Total operating expenses	6,548	7,745	20,608	22,937

Operating income	295	737	1,481	2,145

Other income (loss): - (Note 9)
Realized (losses) gains on investments	(197)	295	3,971	3,712
Interest and other income	415	436	957	1,498

Total other income	218	731	4,928	5,210

Income before income taxes	513	1,468	6,409	7,355

Provision for income taxes - (Note 10)	239	793	2,579	2,036

Net income	274	675	3,830	5,319

Preferred stock dividends - (Note 11)	—	(115)	—	(345)

Net income available to common
stockholders for basic earnings per share	$274	$560	$3,830	$4,974

Earnings per share: - (Note 11)
Basic	$0.01	$0.03	$0.17	$0.25
Diluted	$0.01	$0.03	$0.17	$0.24
Weighted Average Shares Outstanding:
Basic	22,171	20,247	22,101	20,146
Diluted	22,171	20,291	22,101	21,885

Cash dividends declared per common share	$0.03	$0.025	$0.21	$0.05

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED JUNE 30, 2008 AND NINE MONTHS ENDED MARCH 31, 2009
(Dollars and shares in thousands, except per share data)

						(Accumulated		Accumulated
	Preferred Stock				Additional	Deficit)/	Unearned	Other			Total
	Series A Convertible		Common Stock		Paid-in	Retained	Share-Based	Comprehensive	Treasury Stock		Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Compensation	Income (Loss)	Shares	Amount	Equity
Balances at June 30, 2007	10	$10	19,935	$199	$43,852	$(6,357)	$(4,763)	$2,502	—	$—	$35,443

Net income						9,036					9,036
Net unrealized gains on marketable securities								864			864
Reclassification of realized gains included in net income								(3,594)			(3,594)
Comprehensive income											6,306

Issuance and forfeitures of restricted common stock			364	4	4,711	—	(4,380)		—	—	335
Amortization of unearned share-based
compensation			—	—	—	—	3,841		—	—	3,841
Preferred stock dividends						(460)					(460)
Common stock dividends ($0.075 per share)						(1,521)					(1,521)
Income tax benefit from dividends paid on
unvested shares					43						43
Net loss on sales of shares for employee withholding					(133)						(133)
Common shares repurchased			(9)						9	(83)	(83)
Excess income tax benefit from vesting of
restricted shares					1,574						1,574
Balances at June 30, 2008	10	10	20,290	203	50,047	698	(5,302)	(228)	9	(83)	45,345

Net income						3,830					3,830
Net unrealized losses on other investments								(1,278)			(1,278)
Reclassification of realized losses included in net income								754			754
Comprehensive income - (Note 12)											3,306

Issuance and forfeitures of restricted common stock			536	5	4,346	—	(4,051)		—	—	300
Issuance and forfeitures of stock options					1,058		(1,058)				—
Amortization of unearned share-based
compensation			—	—	—	—	3,091		—	—	3,091
Conversion of preferred stock - (Note 7)	(10)	(10)	1,667	17	(7)						—
Common stock dividends ($0.21 per share)						(4,636)					(4,636)
Income tax benefit from dividends paid on
unvested shares					97						97
Net loss on sales of shares for employee withholding					(223)						(223)
Common shares repurchased			(292)						292	(2,113)	(2,113)
Excess income tax benefit from vesting of
restricted shares					1,696						1,696
Balances at March 31, 2009 (unaudited)	—	$—	22,201	$225	$57,014	$(108)	$(7,320)	$(752)	301	$(2,196)	$46,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net income	$3,830	$5,319
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Deferred income taxes	316	(112)
Share-based compensation	3,391	3,148
Depreciation and amortization	322	315
Realized gains on investments	(3,971)	(3,712)
Loss from equity method investment	135	27
Excess income tax benefit from vesting of
restricted shares	(1,696)	(353)
Income tax benefit from payment of dividends on
unvested shares	(97)	(27)
Decrease/ (increase) in operating assets:
Accounts receivable	992	(10)
Prepaid and other current assets	(272)	227
(Decrease)/ increase in operating liabilities:
Accounts payable and accrued liabilities	(197)	(4)
Accrued compensation and benefits	(3,781)	2,241
Income taxes payable	346	1,282
Deferred rent	(64)	(64)
Net cash (used in) provided by operating activities	(746)	8,277

Cash flows from investing activities:
Proceeds from other transactions - (Note 9b)	4,938	375
Investments in Epoch managed funds and
other investments, net	(291)	(3,520)
Capital expenditures	(19)	(86)
Security deposits, net	(11)	(21)
Purchases and sales of short-term investments, net	—	21,850
Proceeds from sale of marketable securities	—	4,499
Net cash provided by investing activities	4,617	23,097

Cash flows from financing activities:
Common stock dividends paid	(4,636)	(1,014)
Repurchase of common stock	(2,113)	—
Income tax benefit from the vesting of
restricted shares	1,696	353
Income tax benefit from payment of dividends on
unvested shares	97	27
Net loss on sale of shares for employee withholding	(223)	—
Preferred stock dividends	—	(230)
Net cash used in financing activities	(5,179)	(864)

Net (decrease) increase in cash and cash
equivalents during period	(1,308)	30,510
Cash and cash equivalents at beginning of period	37,436	3,097
Cash and cash equivalents at end of period	$36,128	$33,607

Supplemental cash flow information:
Cash paid for income taxes	$2,230	$973

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2009 AND 2008

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

Cash equivalents
Cash equivalents are highly liquid investments in money market funds consisting of short-term securities of the U.S. government and its agencies with original maturities of 90 days or less.

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

Other investments
The Company holds investments in four Company-sponsored mutual funds—the Epoch Global Equity Shareholder Yield Fund (“EPSYX”), the Epoch U.S. All Cap Equity Fund (“EPACX”), the Epoch International Small Cap Fund (“EPIEX”), and the Epoch U.S. Large Cap Equity Fund (“EPLCX”). The Company also holds investments in the Epoch Global Absolute Return Fund, LLC and in a separate account of Epoch’s Global All Cap product. The Company intends to hold these investments for a period in excess of one year.

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

Share-based compensation
The Company has issued restricted stock to employees and directors of the Company, and options to purchase shares of stock to employees of the Company in accordance with our Amended and Restated 2004 Omnibus Long-Term Incentive Compensation Plan. Share-based payments are accounted for in accordance with Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Compensation (“SFAS 123R”), using the fair value method.

The fair value of the Company's restricted stock awards is based on the closing price of the Company's common stock at the grant date.

The Company values stock options based upon the Black-Scholes option-pricing model. Implementation of the Black-Scholes option-pricing model requires the Company to make certain assumptions, including expected volatility, risk-free interest rate, expected dividend yield and expected life of the options. The Company utilized assumptions that it believed to be most appropriate at the time of the valuation.

Share-based compensation costs related to share and option awards are charged against income ratably over the requisite service period for the related equity award, with the initial charge generally recorded in the first full month following the grant.

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

In April 2009, the FASB released FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS No. 157-4”). FSP FAS No. 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157, when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS No. 157-4 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company adopted FSP FAS No. 157-4 during the quarter ended March 31, 2009. The adoption of this pronouncement had no effect on its consolidated financial position, results of operations, or cash flows.

In April 2009, the FASB issued FSP No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP No. 115-2 and No. 124-2”). This standard provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. FSP No. 115-2 and No. 124-2 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company adopted FSP No. 115-2 and No. 124-2 during the quarter ended March 31, 2009. The adoption of this pronouncement had no effect on its consolidated financial position, results of operations, or cash flows.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  The Company adopted FSP FAS No. 107-1 during the quarter ended March 31, 2009. The adoption of this pronouncement had no effect on its consolidated financial position, results of operations, or cash flows.

In April 2009, the SEC issued Staff Accounting Bulletin No. 111 (“SAB 111”) on Other-Than-Temporary Impairments. SAB 111 amends Topic 5.M. in the Staff Accounting Bulletin Series entitled Other-Than-Temporary Impairment of Certain Investments in Debt and Equity Securities (“Topic 5. M.”). SAB 111 maintains the SEC staff’s previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope. The Company elected to adopt SAB 111 during the quarter ended March 31, 2009. The adoption of this pronouncement had no effect on its consolidated financial position, results of operations, or cash flows.

Note 3 – Fair Value Measurements

As discussed in Note 2, the Company adopted SFAS 157 at the beginning of its fiscal year commencing July 1, 2008. SFAS 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

SFAS 157 allows three types of valuation approaches: a market approach, which uses observable prices and other relevant information that is generated by market transactions involving identical or comparable assets or liabilities; an income approach, which uses valuation techniques to convert future amounts to a single, discounted present value amount; and a cost approach, which is based on the amount that currently would be required to replace the service capacity of an asset.

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

The investments in the mutual funds and in the separate account are accounted for as available-for-sale investments and valued under the market approach through the use of unadjusted quoted market prices available in an active market and are classified within Level 1 of the valuation hierarchy. The fair market value of these two investments at March 31, 2009 totals $2.5 million.

The investment in the Epoch Global Absolute Return Fund, LLC is accounted for under the equity method, whereby the Company records its percentage share of realized and unrealized earnings or losses and is included in the Condensed Consolidated Statement of Operations. Accordingly, SFAS 157 does not apply to this investment.

The following table presents, for each of the hierarchy levels previously described, the Company’s assets that are measured at fair value as of March 31, 2009 (in thousands):

As of March 31, 2009
Quoted Prices in
		Active Markets for	Significant Other	Significant
	Fair Value	Identical Assets	Observable Inputs	Unobservable Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)

Other investments:
Available-for-sale	$2,481	$2,481	$—	$—

At March 31, 2009, the Company did not hold any financial liabilities measured at fair value.

Financial Instruments that Approximate Fair Value

Cash and cash equivalents
Cash and cash equivalents include cash in checking and money market accounts, as well as highly liquid investments in money market funds consisting of short-term securities of the U.S. government and its agencies. Cash and cash equivalents totaled $36.1 million at March 31, 2009. Cash equivalents are stated at cost which approximates fair value due to their short maturity. Accordingly, SFAS 157 does not apply to cash and cash equivalents.

Security deposits
Security deposits are funds held in certificates of deposit as required by the lessors of the Company’s leased office premises. These instruments totaled  $1.1 million at March 31, 2009. These investments mature, and are renewed, in one year intervals, and accordingly are valued at cost plus accrued interest, which approximates fair value.

Other financial instruments
Accounts receivable, accounts payable and accrued liabilities are stated at cost which approximates fair value due to their short maturities.

Note 4 - Accounts Receivable

The Company's accounts receivable balances do not include an allowance for doubtful accounts for the periods presented and there have been no bad debt expenses recognized during the three and nine months ended March 31, 2009 and 2008, respectively. Management believes these receivables are fully collectible.

Significant customers and contracts
For the three months ended March 31, 2009, CI Investments Inc. (“CI”), a Canadian-owned investment management company, accounted for approximately 12% of consolidated revenues, while Genworth Financial Asset Management, Inc. (“Genworth”), an investment adviser, through its investments in the Epoch International Small Cap Fund (“EPIEX”) and the Epoch Global Equity Shareholder Yield Fund (“EPSYX”), as well as separate account mandates, accounted for approximately 10%.  For the nine months ended March 31, 2009, CI accounted for approximately 13% of consolidated revenues, while Genworth accounted for approximately 15% of consolidated revenues.

For the three months ended March 31, 2008, CI accounted for approximately 15% of consolidated revenues, while Genworth accounted for approximately 24%. For the nine months ended March 31, 2008, CI accounted for approximately 16% of consolidated revenues, while Genworth accounted for approximately 26%. The Company's services and relationships with these clients are important to the Company's ongoing growth strategy, and retention of these clients is significant to the ongoing results of operations of the Company.

Note 5 – Other Investments

The Company’s Other investments at March 31, 2009 and June 30, 2008 are summarized as follows (in thousands):

	March 31, 2009				June 30, 2008
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value	Basis	Gains	Losses	Value
Available-for-sale securities:
Other Investments:
Company-sponsored mutual funds	$1,096	$—	$(410)	$686	$830	$—	$(97)	$733
Epoch Global All Cap separate account	2,137	26	(368)	1,795	2,879	156	(287)	2,748

Total available-for-sale securities	3,233	26	(778)	2,481	3,709	156	(384)	3,481

Equity method investment:
Epoch Global Absolute Return Fund, LLC	343	—	—	343	478	—	—	478

	$3,576	$26	$(778)	$2,824	$4,187	$156	$(384)	$3,959

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

There are no employment contracts with any other employees or officers of the Company. There are written agreements with certain employees, which provide for sales commissions or bonuses, subject to the attainment of certain performance criteria or continuation of employment. Such commitments under the various agreements total approximately $0.5 million at March 31, 2009. Of this amount, approximately $0.2 million is included in accrued compensation and benefits in the Condensed Consolidated Balance Sheet at March 31, 2009. An additional $0.1 million will be accrued during the remainder of the fiscal year ending
June 30, 2009 and shortly thereafter. Approximately $0.2 million represents restricted stock awards to be issued during the remainder of the fiscal year ending June 30, 2009 and shortly thereafter.

Legal matters
From time to time, the Company or its subsidiaries may become parties to claims, legal actions and complaints arising in the ordinary course of business. Management is not aware of any matters which would have a material adverse effect on its consolidated financial statements.

Common Stock Repurchase Plan
On June 24, 2008, the Company's Board of Directors approved the repurchase of up to a maximum of 250,000 shares, or just over 1%, of the Company’s then fully diluted outstanding Common Stock.  The repurchase plan called for the repurchases to be made in the open market and/or in privately negotiated transactions from time to time in compliance with applicable laws, rules and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to prevailing market and business conditions. The plan did not obligate the Company to purchase any particular number of shares, and could be suspended or discontinued at any time. The Company completed this repurchase plan by February 2009.

In March 2009, the Company’s Board of Directors authorized the Company to repurchase up to an additional 250,000 shares, pursuant to the same conditions.

During the three months ended March 31, 2009, the Company repurchased 82,599 shares at a weighted average price of $5.93. For the nine months ended March 31, 2009, the Company repurchased 263,900 shares at a weighted average price of $7.36. All shares repurchased are shown as Treasury stock at cost, in the Stockholders’ equity section of the Condensed Consolidated Balance Sheet.

Employee Tax Withholding
To satisfy statutory employee tax withholding requirements related to the vesting of common shares, the Company purchases from employees, and then resells in the open market, shares utilized by employees to cover and pay for employee tax withholdings. At March 31, 2009, there were 28,065 shares held to be resold by the Company in the open market. These shares are shown as Treasury stock at cost in the Stockholders’ equity section of the Condensed Consolidated Balance Sheet. Any resulting gain or loss on resale is accounted for as an adjustment to Additional paid-in capital.

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

Note 8 – Share-Based Compensation

The Company granted $2.1 million and $3.1 million in restricted stock awards to employees during the three months ended March 31, 2009 and 2008, respectively. For the three months ended March 31, 2009, a total of 336,753 shares were granted at a weighted average price of $6.13. For the three months ended March 31, 2008, a total of 278,697 shares were granted at a weighted average price of $11.15.

The Company granted $5.1 million and $5.6 million in restricted stock awards to employees and non-employee directors during the nine months ended March 31, 2009 and 2008, respectively. For the nine months ended March 31, 2009, a total of 613,686 shares were granted at a weighted average price of $8.23. For the nine months ended March 31, 2008, a total of 485,735 shares were granted at a weighted average price of $11.55.

Employee share-based compensation expense for restricted stock is recognized as follows: 12.5% immediately, and the remaining 87.5% ratably over the three-year vesting period of those awards. Non-employee director awards are recognized over a one-year period. Neither employee nor director share awards are subject to performance-based accelerated vesting.

During the three months ended March 31, 2009 the Company issued options to purchase 630,060 shares of common stock to employees of the Company. These stock options vest and are recognized ratably over three years from the grant date and have a term of seven years. The options have an exercise price of $6.17. However, upon vesting, the options are exercisable only if the volume weighted average price of the Company’s common stock equals or exceeds $9.25 for a period of at least 20 trading days. Issuance of these awards will result in total stock compensation expense of approximately $1.1 million over the requisite service period.  The fair value of the option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used: dividend yield of 1.94%; expected volatility of 50%; risk free interest rate of 1.59%; an average weighted expected life of 4.0 years; and an estimated discount of 15% of calculated fair value due to the restriction on the exercise of the options.

Total unrecognized compensation costs at March 31, 2009, including unrecognized costs related to the quarter ended March 31, 2009 activity is as follows (in thousands):

	Unrecognized	Weighted Average
	Compensation	Recognition
Award	Cost	Period

Unvested Restricted Stock	$6,320	2.1 years

Unvested Stock Options	$1,000	2.8 years

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

During the three and nine months ended March 31, 2008, the Company sold approximately 0.1 and 1.3  million shares of ARTG, respectively, and recorded realized gains of approximately $0.3 and $3.5 million, respectively. Upon sale, these gains were reclassified, in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, from Accumulated other comprehensive income (loss), a separate component of stockholders’ equity, to Realized gains on investments on the Condensed Consolidated Statement of Operations. All of the remaining shares of ARTG were sold before the end of fiscal year ended June 30, 2008.

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

The merger agreement was subsequently amended during the quarter ended December 31, 2008 to provide for a final settlement of all contingent payments by December 31, 2008.  As such, additional payments totaling $4.7 million were received in December 2008. These payments represent the final contingent payments and are included in Realized gains on investments on the condensed consolidated statements of operations for the nine months ended March 31, 2009. There are no further rights to any payments.

Note 10 - Provision For Income Taxes

In calculating the provision for income taxes, the Company uses an estimate of the annual effective income tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective income tax rate is adjusted, as appropriate, based upon current facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter.

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

In the three months ended September 30, 2007, based on the Company’s annual operating projections and the significant gains realized on sales of marketable securities, the Company concluded that it was more likely than not that the tax benefits from its tax basis on a previously impaired investment would be utilized in the future. As such, in the three months ended September 30, 2007, the Company released the entire valuation allowance of approximately $1.1 million attributable to this fully valued deferred tax asset, the tax effect of which was a credit to income tax expense. The effect of this valuation allowance release, together with the use of a projected annual effective tax rate, resulted in a net benefit from income taxes of approximately $0.4 million for the nine months ended March 31, 2008.

Note 11 – Earnings Per Share

Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period.

Diluted earnings per share is computed by dividing net earnings, adjusted for the effect of dilutive securities, by the weighted average number of common and common equivalent shares outstanding during the period. The Company had 1,665,060 and 1,035,000 issued and outstanding stock options at
March 31, 2009 and 2008, respectively. The calculation of earnings per share excluded the issued and outstanding stock options for the three and nine months ended March 31, 2009, respectively, as the exercise price of the options was higher than the average market price of the common stock for the respective period. The conversion of those particular options, whose exercise price was higher than the average market price of the common stock during the respective period, would have an anti-dilutive effect.

The calculation of earnings per share excluded 510,000 and 500,000 issued and outstanding stock options for the three and nine months ended March 31, 2008, respectively, as the exercise price of these options was higher than the average market price of the common stock for the respective period.

For the three and nine months ended March 31, 2008, the 1,666,667 shares of common stock issuable upon conversion of the preferred stock had no effect on basic earnings per share, but was included in the calculation of diluted earnings per share for the nine months ended March 31, 2008. It was not included in the calculation of diluted earnings for the three months ended March 31, 2008 as its effect was anti-dilutive.

The preferred stock was converted into 1,666,667 common shares on July 1, 2008 which were, accordingly, included in the basic earnings per share calculation for the three and nine months ended March 31, 2009.

The following table presents the computation of basic and diluted earnings per share for the three and nine months ended March 31, 2009 and 2008, respectively (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Numerator:
Net income available to common stockholders:
Net income	$274	$675	$3,830	$5,319
Preferred stock dividends	—	(115)	—	(345)

Net income available to common stockholders
for basic earnings per share	274	560	3,830	4,974

Preferred stock dividends	—	—	—	345

Net income available to common stockholders
after assumed conversions, for diluted earnings per share	$274	$560	$3,830	$5,319

Denominator:
Average common shares outstanding	22,171	20,247	22,101	20,146

Common stock equivalents upon conversion of preferred stock	—	—	—	1,667

Net common stock equivalents assuming the exercise of
in-the-money stock options	—	44	—	72

Average common and common equivalent shares outstanding -
assuming dilution	22,171	20,291	22,101	21,885

Basic earnings per share	$0.01	$0.03	$0.17	$0.25

Diluted earnings per share	$0.01	$0.03	$0.17	$0.24

Note 12 – Comprehensive Income

A summary of comprehensive income is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	2009	2008	2009	2008
Net income	$274	$675	$3,830	$5,319

Other comprehensive income:

Change in unrealized (losses) gains on available-for-sale securities	(177)	(384)	(1,278)	962

Reclassification of realized losses (gains) to net income	197	(263)	754	(3,336)

Comprehensive income	$294	$28	$3,306	$2,945

Note 13 – Special Cash Dividend

On December 19, 2008, the Board of Directors declared a special cash dividend of $0.12 per share on the Company’s common stock. The dividend was paid on January 15, 2009 to all shareholders of record at the close of business on December 31, 2008.  The aggregate dividend payment totaled approximately
$2.6 million.

Note 14 - Subsequent Events

Common dividends
On April 8, 2009, the Board of Directors declared a quarterly cash dividend on the Company's Common Stock of $0.03 per share payable on May 15, 2009 to all shareholders of record at the close of business on April 30, 2009.

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

*****

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Set forth on the following pages is management's discussion and analysis of our financial condition and results of operations for the three and nine months ended March 31, 2009 and 2008. Such information should be read in conjunction with our unaudited condensed consolidated financial statements together with the notes to the unaudited condensed consolidated financial statements. When we use the terms the “Company,” “management,” “we,” “us,” and “our,” we mean Epoch Holding Corporation, a Delaware corporation, and its consolidated subsidiaries.

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

The Company maintains a website which contains current information on operations and other matters. The website address is www.eipny.com. Through the Investor Relations section of our website, and “Link to SEC Website” therein, we make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statement, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

Critical Accounting Estimates and Policies

Our significant accounting estimates and policies are described in Note 2 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008. The Company's Critical Accounting Estimates and Policies have not changed from those reported in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-K for the fiscal year ended June 30, 2008.

Stock options

During the three months ended March 31, 2009, the Company issued options to purchase shares of common stock to employees of the Company.

The Company values stock options based upon the Black-Scholes option-pricing model and recognizes this value as an expense over the requisite service period. Implementation of the Black-Scholes option-pricing model requires the Company to make certain assumptions, including expected volatility, risk-free interest rate, expected dividend yield and expected life of the options. The Company utilized assumptions that it believed to be most appropriate at the time of the valuation.

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

Financial and Business Highlights

The three months ended March 31, 2009 was a period which saw nearly all equity markets experience double digit negative returns. Despite the persisting difficult financial market environment, the Company achieved several significant accomplishments.

➢ The Company experienced net AUM inflows in excess of $700 million. Management believes this positive result is reflective of its investment products’ above-benchmark performance, resulting in several new mandates, particularly in the U.S. Value and U.S. All Cap services. The global product set, including International Small Cap and the Global concentrated portfolios, experienced additional inflows, and the Global Equity Shareholder Yield Fund continued to outperform its respective benchmark.

➢ In March, the Company’s Global Equity Shareholder Yield Fund received the Lipper Fund Award for “best in class” over the past three years in the Global Multi-Cap Value Funds classification.

➢ The Company achieved positive operating results for the seventh consecutive quarter. The Company remains focused on expense management as it continues to monitor and assess its operating costs and their alignment with its business strategy.

➢ Corporate liquidity remains strong. Cash balances were 72% of total assets as of March 31, 2009. Working capital increased by $3.2 million  to
$40.0 million. The Company’s current ratio is over 16, which is well above industry average. The Company is debt-free.

➢ The Board of Directors authorized the repurchase of up to an additional 250,000 shares, or just over 1%, of its fully diluted outstanding common stock. This authorization follows the recent completion of the previous 250,000 share repurchase program. The Company repurchased approximately 83,000 shares during the three months ended March 31, 2009.  As of March 31, 2009, the Company has repurchased approximately 273,000 shares to date.

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2009	2008	$	%
Operating income	$295	$737	$(442)	(60)%
Operating margin	4%	9%

Operating margins were weaker when compared with the same period a year ago. The main driver of this was the decrease in revenue, stemming from a lower level of AUM. The Company finished the quarter ended March 31, 2009 with AUM of $5.7 billion, a 9% decrease from AUM of $6.2 billion at March 31, 2008.  The average assets under management for the three months ended March 31, 2009 was approximately $5.2 billion compared to approximately $6.3 billion for the three months ended March 31, 2008, a decrease of approximately 17%. The primary cause for this decrease was a significant decline in global equity markets from the prior year.  Global equity markets declined approximately 35-40% during the calendar year ended December 31, 2008, and approximately 10–15% in the quarter ended March 31, 2009.

Despite the market decline during the quarter, the Company’s AUM increased by 6% from the previous quarter. The increased AUM is the result of several new mandates, particularly in the Company’s U.S. Value and U.S. All Cap services. Net AUM inflows of $0.7 billion and $1.4 billion for the three and nine months ended March 31, 2009, respectively, helped to mitigate the impact of market depreciation.

The Company continued to concentrate on expense management during the quarter ended March 31, 2009. Operating expenses declined by approximately $1.2 million, or 15%, in the current quarter compared with the same quarter a year ago. The reduction in employee related costs of $0.8 million was the primary reason for the decline.

	Three Months Ended March 31,		Change
(Dollars in thousands)	2009	2008	$	%
Net income	$274	$675	$(401)	(59)%

The Company’s decline in net income was primarily the result of the reduction in AUM and revenues due to market depreciation, partially offset by inflows from new and existing clients. A reduction in other income, including market losses on other investments and a decline in interest income in conjunction with lower interest rates, also contributed to the decline.

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

Overall economic activity continued to remain weak across the country and throughout the world during the quarter ended March 31, 2009. U.S. gross domestic product shrank at a 6.1% annual pace during the quarter ended March 31, 2009 and, having fallen at a 6.3% rate in the previous quarter, marked the worst two-quarter performance for the GDP in a half century. Retail sales and lending activity continued to remain weak throughout the quarter.  Housing continued plummeting and business investment plunged as firms slashed plans to expand in the backdrop of a deepening recession. Oil and commodity prices continued their decline as capacity utilization continued to decrease. Lastly, the rate of unemployment climbed higher, reaching 8.5% by the end of the quarter, the highest level in a quarter century. The Federal Reserve and foreign central banks and governments around the world continued to provide additional liquidity and stability to the financial markets to mitigate the negative economic impact related to the credit markets. The U.S. federal government also put in place a fiscal stimulus plan that supplements the interest rate and other actions taken by the Federal Reserve over the previous several months.

During the quarter, stocks around the world continued to endure a period of remarkable volatility and continue to record large declines. In all, U.S. and global markets declined by approximately 10-15% during the quarter ended March 31, 2009. In particular, the Dow Jones Industrial Average,(1) NASDAQ Composite Index(2) and the S&P 500,(3) assuming dividend reinvestment, decreased during the quarter ended March 31, 2009 by 12%, 3% and 11%, respectively. On a broad basis, developed global markets, as represented by the MSCI World index,(4) decreased by 12%.

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

Company impact and outlook
As the sharp sell-off in the equity markets continued to impact the value of assets under management, by nearly $0.4 billion during the quarter, the Company continued to achieve positive net inflows of approximately $0.7 billion. While the quarter was difficult to all investors, the Company believes it is well positioned for the future as a result of its proven investment philosophy and above average risk-adjusted performance. Its investment strategies, which emphasize a free cash flow analytical approach to the evaluation of equities, should continue to produce superior returns at a lower risk for our clients. The Company believes that free cash flow will be the analytical tool of choice because share price performance will depend on which companies show operational efficiencies, have capital expense under control and can properly manage their cash flow at a time when lending to fund growth or operations has tightened. The emphasis on cash flow analysis has become increasingly relevant, as the use of accounting measures alone has proven to inadequately capture issues surrounding the financial condition of many companies, particularly in the financial sector.

In the midst of this challenging environment, the Company continues to place a priority on its expense management, ensuring that operating costs are monitored, assessed and aligned with its business strategy.

Assets Under Management and Flows (“AUM”)

The following table sets forth the changes in our AUM for the periods presented (dollars in millions):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Beginning of period assets	$5,348	$6,682	$6,634	$6,001
Net inflows/(outflows)	712	123	1,366	723
Market (depreciation)/ appreciation	(391)	(608)	(2,331)	(527)
End of period assets	$5,669	$6,197	$5,669	$6,197

A significant portion of the net inflows during the three months ended March 31, 2009 transpired during the latter half of the period.

For both the three months and nine months ended March 31, 2009 and 2008, approximately 55% of investment advisory and management fees were earned from services to mutual funds under advisory and sub-advisory contracts whose fees are calculated based upon daily net asset values, and approximately 45% of fees were earned from services provided for separate accounts whose fees are calculated based upon asset values at the end of the quarter.

No material impact to revenues or operating results arose during the periods presented as a result of differences between the average daily AUM for the funds where our fees are calculated based upon daily net asset values and the quarter-ending AUM for those funds.

The charts on the following page show the Company's products as a percentage of AUM as of March 31, 2009 and 2008, respectively:

The table and charts that follow set forth the amount of AUM by distribution channel:

Assets Under Management By Distribution Channel
(dollars in millions)

	As of March 31,		Change
Distribution Channel:	2009	2008	$	%
Sub-advised	$2,788	$2,738	$50	1.8%
Institutional	2,663	3,167	(504)	(15.9)%
High net worth	218	292	(74)	(25.3)%

Total AUM	$5,669	$6,197	$(528)	(8.5)%

Results of operations - three months ended March 31, 2009 and 2008

For the three months ended March 31, 2009, the Company recorded net income of $0.3 million, a decrease of $0.4 million from the same period a year ago. Basic earnings per share were $0.01 per share for the three months ended March 31, 2009, compared to $0.03 per share for the same period a year ago.

The primary drivers for the change in financial results were as follows:

➢ Management fee revenue decreased by $1.6 million, or 19%, during the three months ended March 31, 2009 compared with the same period a year ago. This decrease was caused by the significant decline in the global equity markets, and its related impact on AUM, partially offset by net inflows from new and existing clients.

➢ Other income decreased by $0.5 million in the current quarter compared with the same period a year ago. The prior year comparable period included
$0.3 million in realized gains from the sale of marketable securities. During the current period, the Company realized $0.2 million in losses on other investments.

➢ Offsetting these reductions in net income was a $1.2 million decline in operating expenses. The decline in employee related costs, particularly incentive compensation, was the primary reason for this overall change. A 35% decrease in general, administrative and occupancy costs also contributed to the overall operating expense decline.

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2009	2008	$	%
Revenues
Investment advisory and management fees	$6,843	$8,482	$(1,639)	(19)%

The decrease in revenues was attributable to the decrease in AUM compared with the same period a year ago. The Company finished the quarter ended March 31, 2009 with AUM of $5.7 billion, a 9% decrease from AUM of $6.2 billion at March 31, 2008.  The average AUM for the three months ended March 31, 2009 was approximately $5.2 billion compared to approximately $6.3 billion for the three months ended March 31, 2008, a decrease of approximately 17%. The primary cause for this decrease was a significant decline in global equity markets from the prior year.  Global equity markets declined approximately 35-40% during the calendar year ended December 31, 2008, and approximately 10–15% in the quarter ended March 31, 2009.  This was partly offset by net AUM inflows from new and existing clients of $0.7 billion during the three months ended March 31, 2009 and over $1.7 billion since March 31, 2008.

For the three months ended March 31, 2009, CI Investments Inc. (“CI”), a Canadian-owned investment management company, accounted for approximately 12% of revenues, while Genworth Financial Asset Management, Inc. (“Genworth”), an investment adviser, through its investments in the Epoch International Small Cap Fund (“EPIEX”) and the Epoch Global Equity Shareholder Yield Fund (“EPSYX”), as well as separate account mandates, accounted for approximately 10% of revenues.

For the three months ended March 31, 2008, CI accounted for approximately 15% of revenues, while Genworth accounted for approximately 24% of revenues.

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2009	2008	$	%
Employee related costs (excluding share-
based compensation)	$3,853	$4,605	$(752)	(16)%
As a percent of total revenue	56%	54%

Expenses in this category include salaries, benefits, severance, incentive compensation, signing bonuses and commission expenses. These expenses declined from the same period a year ago, primarily as a result of a reduction in incentive compensation, stemming from the reduction in AUM and revenues. Employee headcount was nearly unchanged from the comparable period a year ago.

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2009	2008	$	%
Share-based compensation	$1,270	$1,045	$225	22%
As a percent of total revenue	19%	12%

The Company believes that share-based compensation promotes unity in the workplace and a common objective with shareholders. Employee share-based compensation expense for restricted stock is recognized as follows: 12.5% immediately, and the remaining 87.5% ratably over the three-year service period of those awards. Employee share-based compensation expense for stock options is recognized ratably over the three-year service period from the grant date.

The Company traditionally has issued share awards to certain senior executives during the first three months following the fiscal year and to other employees during the first three months following the calendar year. Effective in the three months ended March 31, 2009, the Company began issuing share awards to all employees during the first three months following the calendar year. The increase in share based compensation during the three months ended March 31, 2009 incorporates a six month stub period for those senior executives.

In the three months ended March 31, 2009 and 2008, a total of 336,753 and 278,697 shares of restricted stock, respectively, were issued to employees. The value of these awards was $2.1 million and $3.1 million, respectively. The increase in the number of shares issued reflects a lower price at which shares were granted compared to the prior year. A total of 42,097 and 34,836 shares of the awards issued in the three months ended March 31, 2009 and 2008, respectively, or approximately 12.5%, were immediately vested. The remaining 87.5% of the shares vest over the subsequent three years. During the three months ended March 31, 2009 and 2008, a total of 19,778 and 161,426 shares, or $0.1 million and $0.4 million respectively, were forfeited by terminated employees.

During the three months ended March 31, 2009 the Company issued options to purchase 630,060 shares of common stock  to employees of the Company. These stock options vest and are recognized ratably over three years from the grant date and have a term of seven years. The options have an exercise price of $6.17. However, upon vesting, the options are exercisable only if the volume weighted average price of the Company’s common stock equals or exceeds $9.25 for a period of at least 20 trading days. Issuance of these awards will result in total stock compensation expense of $1.1 million over the requisite service period.

During the three months ended March 31, 2009 and March 31, 2008, no shares were granted to directors of the Company. Share grants to directors generally transpire in the three months ended September 30. All director stock awards vest over one year. Director share-based compensation expense is recognized ratably over the one-year vesting period of those awards.

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2009	2008	$	%
General, administrative and occupancy	$821	$1,266	$(445)	(35)%
As a percent of total revenue	12%	15%

General, administrative and occupancy expenses consist primarily of office rents, as well as expenses for travel and entertainment, advertising and marketing, information technology, utilities, and other office related expenses. Decreases in travel-related expenses and market data services as a result of the Company’s expense management and cost control efforts were the main reasons for the decrease.

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2009	2008	$	%
Professional fees and services	$493	$725	$(232)	(32)%
As a percent of total revenue	7%	9%

These expenses consist primarily of outside legal fees for general corporate legal affairs, independent accountants' fees, consulting fees, employee placement fees and other professional services. A decline in employee placement fees was the primary cause of the decline in professional fees and services. The prior year period included placements fees for certain senior level employees.

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2009	2008	$	%
Other income	$218	$731	$(513)	(70)%

Other income includes interest income, dividend income, realized gains and losses on investments, and rental income from subleased office space. The prior year period included realized gains of $0.3 million from the sales of marketable securities, $0.3 million of interest income and $0.1 million of sublease income. The current period includes $0.1 million of interest income and $0.1 million of sublease income. Significantly lower interest rates during the three months ended March 31, 2009 caused interest income to decline when compared to the same period a year ago.

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2009	2008	$	%
Provision for income taxes	$239	$793	$(554)	(70)%
Effective income tax rate	46.6%	54.0%

In calculating the provision for income taxes, the Company uses an estimate of the annual effective income tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the effective income tax rate is adjusted, as appropriate, based upon current facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter.

Results of operations - nine months ended March 31, 2009 and 2008

For the nine months ended March 31, 2009, the Company recorded net income of $3.8 million, a decrease of $1.5 million from the same period a year ago. Basic earnings per share were $0.17 per share for the nine months ended March 31, 2009, compared with $0.25 per share for the same period a year ago.

The primary factors for the change in operating results were as follows:

➢ Operating revenues declined by $3.0 million. This decrease was driven by the significant 35-40% decline in the global equity markets and a corresponding decrease in AUM, partially offset by net inflows of nearly $1.4 billion during the nine months ended March 31, 2009, $0.7 million of which was received in the three months ended March 31, 2009.

➢ Provision for income taxes increased by $0.5 million. The comparable period a year ago included the release of a $1.1 million tax valuation allowance, the tax benefit of which was $0.4 million.

➢ Offsetting these decreases to net income was a decline in total operating expenses of $2.3 million, or 10%, during the nine months ended March 31, 2009. While nearly all expenses declined during the current period, it was the decline in employee incentive compensation that was the primary reason for this overall change.

	Nine Months Ended
	March 31,		Change
(Dollars in thousands)	2009	2008	$	%
Operating income	$1,481	$2,145	$(664)	(31)%
Operating margin	7%	9%

Operating income decreased by $0.7 million during the nine months ended March 31, 2009 compared with the same period a year ago. Decreases in operating revenue as a result of the weakness in financial markets were partially offset by a 10% decrease in operating expenses, most notably in employee incentive compensation and general, administrative and occupancy costs.

	Nine Months Ended March 31,		Change
(Dollars in thousands)	2009	2008	$	%
Net income	$3,830	$5,319	$(1,489)	(28)%

Net income also declined for the nine months ended March 31, 2009 when compared with the same period a year ago. The reason for the decline is a direct result of the continued financial weakness in the equity markets, causing operating revenues to decline by 12%.

	Nine Months Ended
	March 31,		Change
(Dollars in thousands)	2009	2008	$	%
Revenues
Investment advisory and management fees	$22,089	$24,910	$(2,821)	(11)%
Performance fees	-	172	(172)	(100)%
Total operating revenues	$22,089	$25,082	$(2,993)	(12)%

The decrease in revenues was attributable to lower levels in AUM during the nine months ended March 31, 2009 compared with the same period a year ago. The average assets under management for the nine months ended March 31, 2009 was approximately $5.6 billion compared to approximately $6.3 billion for the nine months ended March 31, 2008, a decrease of approximately 11%.This was primarily the result of the significant global equity market decline of approximately 35-40% from a year ago, partially offset by net AUM inflows from new and existing clients of nearly $1.4 billion during the nine months ended March 31, 2009 and over $1.7 billion since March 31, 2008.

For the nine months ended March 31, 2009, CI accounted for approximately 13% of revenues, while Genworth accounted for approximately 15% of revenues. For the nine months ended March 31, 2008, CI accounted for approximately 16% of revenues, while Genworth accounted for approximately 26% of revenues.

	Nine Months Ended
	March 31,		Change
(Dollars in thousands)	2009	2008	$	%
Employee related costs (excluding share-
based compensation)	$11,857	$13,418	$(1,561)	(12)%
As a percent of total revenue	54%	53%

Employee related costs declined from the same period a year ago, primarily as a result of a reduction in incentive compensation. Headcount levels for the nine months ended March 31, 2009 were virtually unchanged from the similar period a year ago.

	Nine Months Ended
	March 31,		Change
(Dollars in thousands)	2009	2008	$	%
Share-based compensation	$3,391	$3,148	$243	8%
As a percent of total revenue	15%	13%

In the nine months ended March 31, 2009 and 2008, a total of 575,066 and 450,131 shares of restricted stock, respectively, were issued to employees. The value of these awards was $4.7 million and $5.1 million, respectively. The increase in the number of shares issued reflects a lower price at which shares were granted compared to the prior year. A total of 71,886 and 56,266 shares of the awards issued in the nine months ended March 31, 2009 and 2008, respectively, or approximately 12.5%, were immediately vested. The remaining 87.5% of the shares vest over the subsequent three years. During the nine months ended March 31, 2009 and 2008, a total of 76,946 and 162,875 shares, $0.3 million and $0.4 million respectively, were forfeited by terminated employees.

During the nine months ended March 31, 2009 the Company issued options to purchase 630,060 shares of stock to employees of the Company. These stock options vest and are recognized ratably over three years and have a term of seven years. The options have an exercise price of $6.17. However, upon vesting, the options are exercisable only if the volume weighted average price of the Company’s common stock equals or exceeds $9.25 for a period of at least 20 trading days. Issuance of these awards will result in total stock compensation expense of $1.1 million over the requisite service period.

During the nine months ended March 31, 2009 and March 31, 2008, 38,620 and 35,604 shares of restricted stock, respectively, were granted to directors of the Company. All director stock awards vest over one year. Director share-based compensation expense is recognized ratably over the one-year vesting period.

	Nine Months Ended
	March 31,		Change
(Dollars in thousands)	2009	2008	$	%
General, administrative and occupancy	$3,368	$3,992	$(624)	(16)%
As a percent of total revenue	15%	16%

Decreases in information technology costs and travel related expenses, two of the primary focuses of the Company’s cost control efforts, were the main reasons for the decrease in general, administrative and occupancy costs.

	Nine Months Ended
	March 31,		Change
(Dollars in thousands)	2009	2008	$	%
Professional fees and services	$1,670	$2,064	$(394)	(19)%
As a percent of total revenue	8%	8%

A decrease in employee placement fees was the primary cause for the decline in professional fees and services. The prior year period included placements fees for certain senior level employees. A decrease in legal fees also contributed to the overall decline from the same period a year ago as the prior period includes certain legal expenses incurred in the origination of new investment vehicles.

	Nine Months Ended
	March 31,		Change
(Dollars in thousands)	2009	2008	$	%
Other income	$4,928	$5,210	$(282)	(5)%

The prior year period included realized gains of $3.5 million from the sales of marketable securities, realized gains of $0.3 million from the Strategic Data Corporation transaction, and approximately $1.0 million of interest income. The current period includes realized gains of $4.7 million from the Strategic Data Corporation transaction, losses on investments of $0.6 million, and approximately $0.5 million of interest income. Significantly lower interest rates during the nine months ended March 31, 2009 caused interest income to decline compared to the same period a year ago.

	Nine Months Ended
	March 31,		Change
(Dollars in thousands)	2009	2008	$	%
Provision for income taxes	$2,579	$2,036	$543	27%
Effective income tax rate	40.2%	27.7%

In calculating the provision for income taxes, the Company uses an estimate of the annual effective income tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the effective income tax rate is adjusted, as appropriate, based upon current facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter.

The comparable period a year ago included the release of a tax valuation allowance, the tax benefit of which was $0.4 million.

Liquidity and Capital Resources

The Company’s operating cash flows are primarily influenced by the timing and receipt of investment management fees, and the payment of operating expenses, including incentive compensation to employees. Investment management fees are generally collected within 90 days of billing. The Company traditionally has paid cash incentive compensation during the first three months following the fiscal year to certain senior executives, and to other employees during the first three months following the calendar year. Beginning with the current fiscal quarter ending March 31, 2009, the Company has begun to pay incentive compensation to all employees during the first three months following the calendar year, incorporating a six month stub period for those senior executives.

Investing cash flows are principally influenced by activities to acquire property and equipment, re-investment of earnings from investments in Company-sponsored products, and proceeds from other transactions.

Financing cash flows are predominately influenced by the payment of common stock dividends and repurchase of the Company’s common stock.  The Company makes dividend payments on its common stock on a quarterly basis.

The Company remains committed to growing its business in this challenging market environment and expects that its main uses of cash will be to invest in new products, enhance its distribution network, acquire shares of its common stock, enhance technology infrastructure and pay the operating expenses of the business, which are predominantly variable in nature and therefore fluctuate with revenue and assets under management. Accordingly, the Company continues to look for opportunities to prudently reduce its variable costs and discretionary spending wherever possible.

Sources of Liquidity

Sources of funds for the Company's operations are derived from investment advisory and investment management fees, interest on the Company's cash and cash equivalents, and sublease income. As of March 31, 2009, the Company had $36.1 million of cash and cash equivalents and $5.4 million of accounts receivable to fund its business growth strategy. Given the availability of these funds, the Company does not maintain or anticipate a need for an external source of liquidity.

At March 31, 2009, accounts payable and accrued liabilities, which consist of accrued professional fees, trade payables and other liabilities, were $0.7 million. Accrued compensation and benefits, which consist primarily of accrued incentive compensation, were $1.9 million. The decrease in accrued incentive compensation results from payments made during the period.

There is no debt and management does not foresee any reason to incur debt unless a significant business opportunity warrants such action. The Company's business does not require it to maintain significant capital balances. Management believes that the sources of liquidity described above will be sufficient to meet the Company’s operating needs for the foreseeable future and will enable it to continue to implement its growth objectives.

A summary of cash flow data for the nine months ended March 31, 2009 and 2008, respectively, is as follows (in thousands):

	Nine Months Ended
	March 31,
	2009	2008
Cash flows (used in) provided by:
Operating activities	$(746)	$8,277
Investing activities	4,617	23,097
Financing activities	(5,179)	(864)
Net (decrease) increase in cash and cash equivalents	(1,308)	30,510
Cash and cash equivalents at beginning of year	37,436	3,097
Cash and cash equivalents at end of the period	$36,128	$33,607

Percent of total assets	72%	70%

Cash Flows from Operating Activities

Net cash used in operating activities of $0.7 million during the nine months ended March 31, 2009 reflects the payment of employee incentive compensation during the current quarter as well as an increase in excess tax benefits recognized on share-based compensation. The difference from the prior comparable period primarily reflects the timing of incentive compensation payments for certain senior executives.

When a restricted stock award vests, the market price on the date the stock vests to the employee may be higher than the original grant-date fair market value of the award. If so, the difference between the cumulative amount that has been recognized through the Condensed Consolidated Statements of Operations and the vesting amount results in an excess tax benefit. Excess tax benefits reduce income taxes payable and increase additional paid-in capital in the period they are recognized, and are reflected as cash used in operating activites and as cash provided by financing activities on the Statements of Cash Flows. Excess tax benefits recognized during the nine months ended March 31, 2009 and 2008 were approximately $1.7 million and $0.4 million, respectively.

The remaining fluctuation from the prior year stems from the change in net income as well as timing differences in the cash settlement of assets and liabilities, particularly the payment of income taxes.

Cash Flows from Investing Activities

Cash flows from investing activities totaled $4.6 million and $23.1 million for the nine months ended March 31, 2009 and March 31, 2008, respectively. Prior year investing activities included $21.9 million of proceeds from the sale of short-term investments as well as $4.5 million of proceeds from the sale of shares of marketable securities. During August and September 2007, in response to increasing credit quality concerns present in the fixed income securities market, the Company liquidated all of its short-term investments. Proceeds from these liquidations were then invested in cash and cash equivalents. No gains or losses were realized from these liquidations.

During the nine months ended March 31, 2009, the Company received $4.9 million representing the final installment payments from the Strategic Data transaction.

Cash Flows from Financing Activities

Cash flows from financing activities primarily reflect the payment of common stock dividends, share buy-backs and the recognition of excess tax benefits on share-based compensation. Cash used for financing activities totaled $5.2 million and $0.9 million for the nine months ended March 31, 2009 and March 31, 2008, respectively. The Company initiated the payment of common stock dividends in the quarter ended December 31, 2007 and the share buy-back program in June 2008.

Dividends paid during the nine months ended March 31, 2009 were approximately $4.6 million. During the same period, the Company repurchased 263,900 shares under our authorized repurchase program for approximately $2.1 million.

Working Capital

The Company's working capital and current ratio (current assets divided by current liabilities) for the nine months ended March 31, 2009 and recent fiscal year ended June 30, 2008 is set forth in the table below ( in thousands):

	March 31,	June 30,	Increase/	Percent
	2009	2008	(Decrease)	Change

Current Assets	$42,525	$44,753	$(2,228)	(5)%
Current Liabilities	2,536	7,961	(5,425)	(68)%

Working Capital	$39,989	$36,792	$3,197	9%

Current Ratio	16.8	5.6	11.2

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

Quarterly dividends were paid in August and November 2008 as well as February 2009.

On April 8, 2009, the Board of Directors declared a quarterly cash dividend payable on May 15, 2009 to all shareholders of record at the close of business on April 30, 2009. The Company expects regular quarterly cash dividends going forward to be paid in February, May, August and November of each fiscal year, and anticipates a total annual dividend of $0.12 per common share. However, the actual declaration of future cash dividends, and the establishment of record and payment dates, will be subject to final determination by the Board of Directors each quarter after its review of the Company's financial performance, as well as general business conditions, capital requirements, and any contractual, legal and regulatory restrictions.

Special Common Stock Dividend

As a result of the Company’s strong cash position and debt free balance sheet, the Board of Directors declared a special cash dividend on December 19, 2008 of $0.12 per share. The dividend was paid on January 15, 2009 to all shareholders of record at the close of business on December 31, 2008. The aggregate dividend payment totaled approximately $2.6 million.

This dividend represented a small portion of the Company’s cash balances, the remainder of which is being utilized to achieve key business objectives in growing its business, and providing a reserve for any unstable economic conditions.

Common Stock Repurchase Plan

On June 24, 2008, the Company's Board of Directors approved the repurchase of up to a maximum of 250,000 shares, or just over 1%, of the Company’s then fully diluted outstanding Common Stock.  The repurchase plan called for the repurchases to be made in the open market and/or in privately negotiated transactions from time to time in compliance with applicable laws, rules and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to prevailing market and business conditions. The plan did not obligate the Company to purchase any particular number of shares, and could be suspended or discontinued at any time. The Company completed this repurchase by February 2009.

In March 2009, the Company’s Board of Directors authorized the Company to repurchase up to an additional 250,000 shares, pursuant to the same conditions.

During the three months ended March 31, 2009, the Company repurchased 82,599 shares at a weighted average price of $5.93. For the nine months ended March 31, 2009, the Company repurchased 263,900 shares at a weighted average price of $7.36. All shares repurchased are shown as Treasury stock at cost, in the Stockholders’ equity section of the Condensed Consolidated Balance Sheet.

Contractual Obligations

The Company's headquarters and operations are located in New York, New York. Business is conducted at a location with approximately 13,000 square feet under a long-term lease that expires in September 2015. During December 2008, in an effort to consolidate marketing efforts and reduce costs, the Company closed its two-employee marketing office in Sherman Oaks, California. The office lease at the California location expired in January 2009.

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

The subtenant has performed its obligations under the sublease agreement and the Company is not aware of any credit issues with the subtenant. As of March 31, 2009, the remaining future minimum payments under this lease total $0.8 million. Future minimum receipts from the subtenant, net of profit sharing with the landlord, slightly exceed $0.8 million as of March 31, 2009.

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

Summary of Contractual Obligations

The following table summarizes all contractual obligations, including the aforementioned office leases (in thousands):

		Payments Due in
		Fiscal Years Ended June 30,
	Remaining
	Payments in			2014 and
	2009	2010-2011	2012-2013	thereafter	Total

Primary New York operations	$244	$1,680	$1,434	$1,613	$4,971
Subleased New York lease	120	681	—	—	801
Other operating leases	14	54	10	—	78

Total obligations	378	2,415	1,444	1,613	5,850

Sublease income, net	(143)	(669)	—	—	(812)

Net obligations	$235	$1,746	$1,444	$1,613	$5,038

Off-Balance Sheet Arrangements

As of March 31, 2009 the Company had no off-balance sheet arrangements.

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

During the three and nine months ended March 31, 2008, the Company sold approximately 0.1 and 1.3  million shares of ARTG, respectively, and recorded realized gains of approximately $0.3 and $3.5 million, respectively. Upon sale, these gains were reclassified, in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, from Accumulated other comprehensive income (loss), a separate component of stockholders’ equity, to Realized gains on investments on the Condensed Consolidated Statement of Operations. All of the remaining shares of ARTG were sold before the end of fiscal year ended June 30, 2008.

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

The merger agreement was subsequently amended during the quarter ended December 31, 2008 to provide for a final settlement of all contingent payments by December 31, 2008.  As such, additional payments totaling $4.7 million were received in December 2008. These payments represent the final contingent payments and are included in Realized gains on investments on the condensed consolidated statements of operations for the nine months ended March 31, 2009. There are no further rights to any payments.

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

In April 2009, the FASB released FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS No. 157-4”). FSP FAS No. 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157, when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS No. 157-4 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company adopted FSP FAS No. 157-4 during the quarter ended March 31, 2009. The adoption of this pronouncement had no effect on its consolidated financial position, results of operations, or cash flows.

In April 2009, the FASB issued FSP No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP No. 115-2 and No. 124-2”). This standard provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. FSP No. 115-2 and No. 124-2 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company adopted FSP No. 115-2 and No. 124-2 during the quarter ended March 31, 2009. The adoption of this pronouncement had no effect on its consolidated financial position, results of operations, or cash flows.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  The Company adopted FSP FAS No. 107-1 during the quarter ended March 31, 2009. The adoption of this pronouncement had no effect on its consolidated financial position, results of operations, or cash flows.

In April 2009, the SEC issued Staff Accounting Bulletin No. 111 (“SAB 111”) on Other-Than-Temporary Impairments.  SAB 111 amends Topic 5.M. in the Staff Accounting Bulletin Series entitled Other-Than-Temporary Impairment of Certain Investments in Debt and Equity Securities (“Topic 5. M.”). SAB 111 maintains the SEC staff’s previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope. The Company elected to adopt SAB 111 during the quarter ended March 31, 2009. The adoption of this pronouncement had no effect on its consolidated financial position, results of operations, or cash flows.

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

Other investments

The Company is exposed to fluctuations in the market price of Other investments presented on its Condensed Consolidated Balance Sheets. The total fair value of Other investments as of March 31, 2009 and June 30, 2008 was $2.8 million and $4.0 million, respectively. The Company does not hedge its market risk related to these securities and does not intend to do so in the future.

At March 31, 2009, the Company performed sensitivity analysis to assess the potential loss in the fair value of these market-risk sensitive securities. The following table represents the estimated impact on the Company’s financial position assuming a hypothetical 10% decline in associated market indices (dollars in thousands):

Estimated Fair
Value After
		Hypothetical	Hypothetical	Decrease in
	Fair Value at	Percentage	Percentage	Stockholders'
	March 31, 2009	Decline	Change	Equity (1)

Other investments	$2,824	10%	$2,603	$221

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

For the quarter ended March 31, 2009, management, with the participation of the Company's principal executive officer and principal financial and accounting officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on such evaluation, the Company's principal executive officer and principal financial and accounting officer have concluded that the Company's disclosure controls and procedures were effective during the period covered by this Quarterly Report on Form 10-Q.

The Company has also established and maintains internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of condensed consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In the ordinary course of business, the Company routinely enhances its internal controls and procedures for financial reporting by either upgrading its current systems or implementing new systems. During the quarter ended March 31, 2009, there was no change in the Company’s internal controls over financial reporting (as defined in Rule 13a-5(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer.

On June 24, 2008, the Company’s Board of Directors approved the repurchase of up to a maximum of 250,000 shares, or just over 1%, of the Company’s then fully diluted outstanding Common Stock. The repurchase plan called for the repurchases to be made in the open market and/or in privately negotiated transactions from time to time in compliance with applicable laws, rules and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to prevailing market and business conditions. The plan did not obligate the Company to purchase any particular number of shares, and could be suspended or discontinued at any time. The Company completed this repurchase plan by February 2009.

In March 2009, the Company’s Board of Directors authorized the Company to repurchase up to an additional 250,000 shares pursuant to the same conditions. This authorization follows the recent completion of the previously announced 250,000 share repurchase program.

The table below displays information with respect to the treasury shares the Company purchased under the repurchase plans discussed above during the three months ended March 31, 2009.

			Total Number of	Maximum Number
		Average	Shares Purchased	of Shares that May
	Total Number	Price	as Part of Publicly	Yet Be Purchased
	of Shares	Paid Per	Announced Plans	Under Outstanding
Period	Purchased	Share	or Programs	Plans or Programs

January 1, 2009 - January 31, 2009	6,600	$7.56	6,600	53,199

February 1, 2009 - February 28, 2009	53,199	$6.18	53,199	-

March 1, 2009 - March 31, 2009	22,800	$4.89	22,800	227,200

	82,599		82,599

To satisfy statutory employee tax withholding requirements related to the vesting of common shares from employee stock awards, the Company purchases, and then resells in the open market, shares to cover and pay for employee tax withholdings. At March 31, 2009, there were 28,065 shares held in treasury to be resold by the Company in the open market.

Item 6. Exhibits.

3.1	Certificate of Incorporation of the Registrant, as amended. (B)
3.2	Amended and Restated By-Laws of Epoch Holding Corporation (as adopted April 2, 2008). (C)
10.1	Employment Agreement by and between Epoch Holding Corporation and William W. Priest, dated as of November 28, 2007 and effective as of January 1, 2008. (D)
10.2	1992 Incentive and Non-qualified Stock Option Plan. (E)
10.40	Indemnification Agreement. (F)
10.40	Stockholders Agreement dated as of June 2, 2004 among J Net Enterprises, Inc. and certain of its stockholders. (A)
10.41	Registration Rights Agreement dated as of June 2, 2004 among J Net Enterprises, Inc. and certain of its stockholders. (A)
10.44	Amendment to 2004 Omnibus Long-Term Incentive Compensation Plan. (G)
10.45	Office lease between Vornado 640 Fifth Avenue LLC (Landlord) and Epoch Investment Partners, Inc. (Tenant). (H)
10.46	Form of Restricted Stock Agreement. (I)
10.47	Office lease between 680 Fifth Avenue Associates, L.P. (Landlord) and JNet Enterprises (Tenant). (I)
10.48	Office sublease between J Net Enterprises, Inc. (Tenant) and The Game Show Network (subtenant). (I)
10.49	Form of Nonqualified Stock Option Agreement. (J)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. (J)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. (J)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (J)

(A)	Incorporated by reference to Registrant's Form 8-K dated June 3, 2004.
(B)	Incorporated by reference to Registrant's Form 8-K dated December 7, 2004.
(C)	Incorporated by reference to Registrant's Form 8-K dated April 2, 2008.
(D)	Incorporated by reference to Registrant's Form 8-K dated November 28, 2007.
(E)	Incorporated by reference to Registrant's 1992 Proxy Statement.
(F)	Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003.
(G)	Incorporated by reference to Registrant's 2008 Proxy Statement.
(H)	Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2005.
(I)	Incorporated by reference to Registrant's Annual Report on Form 10-K/A for the fiscal year ended June 30, 2006.
(J)	Filed herewith.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPOCH HOLDING CORPORATION
(Registrant)

	By:	/s/ Adam Borak
Chief Financial Officer
Date: May 11, 2009		(Principal Financial and Accounting Officer)