Form 10-K
period 2009-06-30
EPOCH HOLDING CORP
filed 2009-09-14
CIK 351903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 31, 2008, the last trading day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by nonaffiliates of the registrant was approximately $95.7 million, computed by reference to the closing price of $7.59 on the NASDAQ Capital Market on December 31, 2008.

As of September 9, 2009, there were 22,191,173 shares of the registrant’s common stock, $.01 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated herein by reference into the Form 10-K as indicated:

Document	Part of Form 10-K into Which Incorporated
Company’s Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders	Part III

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2009

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

Forward-looking statements include, but are not limited to, statements about the Company’s:

•	business strategies and investment policies,
•	possible or assumed future results of operations and operating cash flows,
•	competitive position,
•	potential growth opportunities,
•	potential operating performance, achievements, productivity improvements, efficiency and cost reduction efforts,
•	expected tax rates,
•	expectations with respect to the economy, securities markets, the market for mergers and acquisitions activity, the market for asset management activity and other industry trends,
•	product development,
•	business environment,
•	competition, and
•	the effect of future legislation and regulation on the Company.

Overview

Epoch Holding Corporation is a holding company headquartered in New York, NY whose sole line of business is investment advisory and investment management services. The operations of the Company are conducted through its wholly owned subsidiary, Epoch Investment Partners, Inc. (“EIP”). EIP is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”).

The Company uses a fiscal year, which ends on June 30. References to “FY 2009,” “FY 2008,” and “FY 2007” in this document refer to the fiscal years ended June 30, 2009, June 30, 2008, and June 30, 2007, respectively. This Annual Report on Form 10-K may also include “forward-looking statements” which refer to fiscal years subsequent to the historical financial positions and results of operations contained herein. References to future fiscal years also apply to the June 30 year-end. When we use the terms the “Company,” “management,” “we,” “us,” and “our,” we mean Epoch Holding Corporation, a Delaware Corporation, and its consolidated subsidiaries.

Recent Events and FY 2009 Highlights*

The following highlights mark notable accomplishments or events of the Company which transpired during its recent fiscal year of operations:

(1)	Assets under management (“AUM”) at June 30, 2009 were $7.9 billion, a 19% increase from a year ago.
(2)	Net AUM inflows were $2.7 billion, despite a challenging market. The Company has experienced positive net inflows every quarter since inception.
(3)	During June 2009, the Company was appointed as a sub-advisor to The MainStay Funds family of mutual funds, the retail distribution arm of New York Life Investment Management LLC. The Company was appointed to sub-advise approximately $1.1 billion of assets in six existing portfolios which are managed by New York Life Investment Management LLC.
(4)	In March 2009, the Epoch Global Equity Shareholder Yield Fund (“ESPYX”) received the Lipper Fund Award for “best in class” over the past three years in the Global Multi-Cap Value Funds classification.
(5)	The Company launched the Epoch U.S. Large Cap Equity Fund in December 2008.
(6)	Beginning with the first quarter of FY 2009, the Board of Directors increased the quarterly dividend paid on common shares by 20%, from $0.025 to $0.03 per share. During the second quarter, the Board of Directors declared a special cash dividend of $0.12 per share.
(7)	The Board of Directors authorized the repurchase of up to an additional 250,000 shares of its fully diluted outstanding common stock during the third fiscal quarter. This authorization followed the completion of the previous 250,000 share repurchase program. The Company has repurchased approximately 23,000 shares as of June 30, 2009 since the completion of the first repurchase program.
(8)	On July 1, 2008, our outstanding Preferred Stock was converted by the holder to Common Stock. The conversion eliminated the holder’s rights to receive the semi-annual dividends on such Preferred Stock.
(9)	The Company’s balance sheet continues to strengthen. At June 30, 2009, cash balances were $37.0 million and investments in Company sponsored products were $3.3 million. Combined these represent 73% of total assets. The Company remains debt-free.

*	See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further financial highlights.

Products

EIP, the sole operating segment of the Company, is a registered investment adviser under the Investment Advisers Act. EIP provides investment advisory and investment management services for retirement plans, mutual funds, endowments, foundations and high net worth individuals. As of June 30, 2009, EIP offered the following investment products to its clients:

(1)	U.S. All Cap Value — This product is comprised of a broad range of U.S. companies with market capitalizations that resemble stocks in the “Russell 3000,” a U.S. Equity index which measures the performance of the 3,000 largest U.S. companies based upon total market capitalization.
(2)	U.S. Value — This product reflects a selection of equities in U.S. companies with market capitalizations generally considered comparable to the “Russell 1000,” a U.S. Equity index which measures the performance of the 1,000 largest companies in the Russell 3000 Index.
(3)	U.S. Smid (small/mid) Cap Value — This product comprises U.S. companies with market capitalizations generally considered to be comparable to the “Russell 2500,” a U.S. Equity index which measures the performance of the 2,500 smallest companies in the Russell 3000 Index.
(4)	U.S. Small Cap Value — This product comprises U.S. companies with market capitalizations generally considered to be comparable to the “Russell 2000,” a U.S. Equity index which measures the performance of the 2,000 smallest companies in the Russell 3000 Index.
(5)	U.S. Choice — This product uses the same security selection process as our other services but the holdings are limited to 20 – 30 U.S. equity positions and are fully invested. The benchmark for this product is the Russell 3000 Index.
(6)	International Small Cap — This product draws almost all of its holdings from companies outside the U.S., with “small cap” defined as companies with market capitalization in the bottom 25% of the publicly traded companies in each country where the strategy is applied. The benchmark for this product is the S&P EPAC SmallCap Index.
(7)	Global Small Cap — This product seeks to capitalize upon the continuing globalization of the world economy by investing in small cap companies in the U.S. and throughout the world. The benchmark for this product is the S&P Developed SmallCap Index.
(8)	Global Choice — This product uses the same security selection process as our other services but the holdings are limited to 20 – 30 global equity positions and are fully invested. The benchmark for this product is the MSCI World Index.
(9)	Global Absolute Return — While this product uses the same security selection process of other products offered by EIP, its holdings are generally limited to fewer than 30 positions. Individual positions can be as high as 15% and cash is used to control loss exposure. The objective of this product is absolute positive return. The benchmark for this product is the MSCI World Index.
(10)	Global Equity Shareholder Yield — This product seeks to invest in a diversified portfolio of global equity securities with a history of attractive dividend yields and positive growth in free cash flow. The primary objective of this product is to seek a high level of income, with capital appreciation as a secondary investment objective. The benchmark for this product is the S&P Developed BMI World Index.
(11)	Balanced Portfolios — This product is available primarily to our high net worth investors. The mix of debt and equity securities is tailored to reflect (i) the client’s tolerance for risk and (ii) the client’s marginal tax rate or other preferences. As a result, the mix can vary among individual clients. The equity components of these portfolios typically reflect EIP’s U.S. All Cap equity structure and generally contain 40 – 60 positions, almost all of which are held in other EIP products. The debt component of the portfolio is largely comprised of high quality bonds.

Product Development

We have developed several products since our inception. Continued product development has stemmed from our close business relationships with our client base, our investment team’s skill and market knowledge, as well as our responsiveness to client and market demands. The Company continues to focus on further developing new products and investment strategies for our clients.

Performance Highlights

Epoch finished its most recent fiscal year with AUM of $7.9 billion, an increase of 19% from the previous year. Over the past five years, Epoch’s AUM has had a compound annual growth rate of 56.2%.

Assets Under Management by Asset Class
($ in Millions)

	As of June 30
Product	2009	2008	2007		2006	2005	2004	CAGR(3)
U.S. Value	$2,340	$1,499	$1,155		$805	$—	$—	42.7%
U.S. All Cap Value/Balanced	2,016	1,601	1,395		787	519	315	45.0%
Global Equity Shareholder Yield	1,515	1,538	1,323		219	—	—	90.5%
U.S. Small Cap Value/Smid	1,074	832	1,008	(2)	661	549	355	24.8%
International/International Small Cap	396	548	688		373	271	175	17.7%
Global Absolute Return/Choice(1)	375	402	259		111	—	—	50.1%
Global Small Cap	175	214	173	(2)	297	63	3	125.5%
Total assets under management	$7,891	$6,634	$6,001		$3,253	$1,402	$848	56.2%

(1)	includes U.S. Choice and Global Choice.
(2)	In the year ended June 30, 2007, approximately $150 million of AUM transferred from the Global Small Cap product to the U.S. Small Cap Value product.
(3)	CAGR — Compound annual growth rate. The compound annual growth rate is calculated by taking the nth root of the total percentage growth rate, where n equals the number of years in the period being considered.

The following table shows each product’s composite returns, net of management fees, for the six months, one, three, five, and ten years ended June 30, 2009 as well as through inception as measured against their applicable benchmarks:

Product	Inception Date(1)	Returns*(2)
		6 Months	1 Year	3 Years	5 Years	10 Years	Since Inception
U.S. Value	31-Jul-01	7.9%	(25.9)%	(4.0)%	2.3%	N/A	2.2%
Russell 1000 Value		(2.9)%	(29.0)%	(11.1)%	(2.1)%	N/A	(0.2)%
U.S. All Cap Value	31-Jul-94	6.3%	(29.8)%	(6.3)%	0.7%	5.6%	9.2%
Russell 3000 Value		(3.0)%	(28.7)%	(11.2)%	(2.1)%	0.2%	7.3%
Global Equity Shareholder Yield	31-Dec-05	2.7%	(21.5)%	(3.7)%	N/A	N/A	(1.5)%
S&P Developed BMI Index		8.2%	(29.0)%	(7.6)%	N/A	N/A	(4.8)%
U.S. Small Cap Value	31-Dec-02	7.1%	(25.1)%	(7.0)%	(0.6)%	N/A	5.0%
Russell 2000 Value		(5.2)%	(25.2)%	(12.1)%	(2.3)%	N/A	5.4%
U.S. Smid Cap Value	31-Aug-06	9.1%	(26.0)%	N/A	N/A	N/A	(8.1)%
Russell 2500 Value		(0.6)%	(26.2)%	N/A	N/A	N/A	(12.2)%
International Small Cap Value	31-Jan-05	16.2%	(33.8)%	(6.9)%	N/A	N/A	3.2%
S&P EPAC SmallCap Index		17.3%	(30.1)%	(7.9)%	N/A	N/A	1.0%
Global Absolute Return	31-Dec-01	10.5%	(19.2)%	(3.0)%	4.1%	N/A	7.8%
MSCI World Index (Net)		6.4%	(29.5)%	(8.0)%	0.0%	N/A	1.3%
U.S. Choice	30-Apr-05	4.6%	(26.0)%	(7.5)%	N/A	N/A	(2.4)%
Russell 3000		4.2%	(26.6)%	(8.3)%	N/A	N/A	(3.0)%
Global Choice	30-Sep-05	8.8%	(25.5)%	(1.9)%	N/A	N/A	2.1%
MSCI World Index (Net)		6.4%	(29.5)%	(8.0)%	N/A	N/A	(4.2)%
Global SmallCap	31-Dec-02	11.5%	(25.3)%	(4.6)%	3.3%	N/A	8.8%
S&P Developed SmallCap Index		12.2%	(30.9)%	(8.9)%	1.5%	N/A	8.7%

*	Index and product returns assume dividend reinvestment. Product returns are net of management fees.
(1)	Epoch Investment Partners became a registered investment adviser under the Investment Advisers Act of 1940 in June 2004. Performance from April 2001 through May 2004 is for Epoch’s investment team and accounts while at Steinberg Priest & Sloane Capital Management, LLC. For the period July 1994 through March 2001, Chief Investment Officer William W. Priest managed the accounts while at Credit Suisse Asset Management and was the only individual responsible for selecting the securities to buy and sell.
(2)	Past performance is not indicative of future results.

EIP earns its revenues from managing client accounts under investment advisory and sub-advisory agreements. Such agreements provide for fees to EIP as a percentage of AUM. Separate account fees are billed on a quarterly basis, in arrears, generally based on the account’s asset value at the end of a quarter. Fees for services performed for mutual funds under advisory and sub-advisory contracts are calculated based upon the daily net asset values of the respective fund, and are generally received in arrears. Advance payments, if received, are deferred and recognized during the periods for which services are provided.

The Company launched the Epoch U.S. Large Cap Equity Fund (“EPLCX”) in December 2008. The Company also sponsors three other mutual funds, the Epoch International Small Cap Fund (“EPIEX”), the Epoch Global Equity Shareholder Yield Fund (“EPSYX”), and the Epoch U.S. All Cap Equity Fund (“EPACX”).

The following table shows each of the Company-sponsored mutual fund’s performance, net of management fees, for the six months and one year ended June 30, 2009 and returns since fund inception as measured against their applicable benchmarks:

Mutual Fund(2)	Morningstar Overall Rating	Ticker Symbol	Inception Date	Returns*(1)
				6 Months	1 Year	Inception
Epoch International Small Cap Fund		EPIEX	25-Jan-05	16.1%	(33.6)%	3.0%
S&P EPAC SmallCap Index				17.3%	(30.1)%	1.0%
Epoch Global Equity Shareholder Yield Fund		EPSYX	27-Dec-05	1.9%	(22.3)%	(1.9)%
S&P Developed BMI World Index				8.2%	(29.0)%	(4.8)%
Epoch U.S. All Cap Equity Fund		EPACX	25-Jul-05	5.5%	(30.2)%	(4.6)%
Russell 3000				4.2%	(26.6)%	(5.1)%
Epoch U.S. Large Cap Equity Fund	NR	EPLCX	3-Dec-08	7.1%	N/A	16.3%
Russell 1000				4.3%		12.1%

*	Index and Fund returns assume dividend reinvestment.
(1)	Past performance is not indicative of future results.
(2)	Represents institutional class of shares.

NR — Not rated.

Distribution Channels

The following table provides information regarding the composition of our AUM and respective compound annual growth rate by distribution channel for each fiscal year since the inception of the Company:

Product	As of June 30							5 Year CAGR
	2009	2008		2007	2006	2005	2004
Sub-advisory	$4,332	$3,080		2,876	$1,715	$922	$609	48.1%
Institutional	3,309	3,263	(1)	2,765	1,245	233	28	159.7%
High net worth	250	291	(1)	360	293	247	211	3.5%
Total assets under management	$7,891	$6,634		$6,001	$3,253	$1,402	$848	56.2%

(1)	During the fiscal year ended June 30, 2008, approximately $28 million of AUM in separate accounts within the high net worth distribution channel transferred to the Epoch Global Absolute Return Fund, LLC, and approximately $8 million transferred to the Epoch U.S. All Cap Equity Fund, both of which are included within the Institutional distribution channel above.

Significant Customers

For the fiscal year ended June 30, 2009, CI Investments Inc. (“CI”), a leading Canadian-owned investment management company for whom EIP acts as a sub-advisor, accounted for approximately 13% of consolidated revenues. Genworth Financial Asset Management, Inc. (“Genworth”), a prominent investment adviser, through its investments in the Epoch International Small Cap Fund (“EPIEX”) and the Epoch Global Equity Shareholder Yield Fund (“EPSYX”), as well as separate account mandates, also accounted for approximately 13% of consolidated revenues. The Company’s services and relationships with these clients are important to the Company’s ongoing growth strategy, and retention of these customers is significant to the ongoing results of operations of the Company.

Growth Strategy

As the Company enters its sixth full year of operations, its growth strategy will continue to be focused on the development of distribution channels to offer its various products to a broad array of clients. These efforts have included, and will continue to include, developing relationships with investment advisory consultants, initiating managed accounts with third party institutions, and maintaining strong advisory and sub-advisory relationships.

Total AUM and annual revenue since FY 2005, the Company’s first full fiscal year, is set forth in the graphs below.

The Company routinely evaluates its strategic position and maintains a disciplined acquisition and alliance effort that seeks complementary products or new products which could benefit clients. While the Company continues to actively seek such opportunities, there can be no assurance that acquisitions will be identified and consummated on terms that are favorable to the Company, its business and its stockholders. Management believes that opportunities are available, but will only act on opportunities that it believes are accretive to the Company’s long-term business strategy.

Paramount to the continued success of the business and the growth in existing products and retention of clients will be the Company’s ability to attract and retain key employees. The Company believes it offers competitive compensation to its employees, including share-based compensation, which the Company believes promotes a common objective with shareholders.

Competition

The investment advisory and investment management business is highly competitive. The Company continuously encounters competitors in the marketplace who offer similar products and services. Many of the Company’s competitors have well-established national reputations, greater financial resources, and greater market share than the Company. The Company competes primarily on the basis of investment philosophy, performance, product features, range of products, and client service. While the Company believes it will continue to be successful in growing its AUM, it may be necessary to expend additional resources to compete effectively.

Competitive Strengths

We are a global asset management firm with accomplished and experienced professionals that combines in-house research and insight, an absolute return orientation, and a dedication to serving the informed investor. Our professional staff averages over 20 years in our industry. Most importantly, all of our employees are shareholders; ownership binds and is a shared value of the firm.

We are committed to growing and reinvesting in our business. We believe that a company’s capital matters more and more as the costs of doing business have risen in an environment of increasing demands on compliance and transparency. We are sufficiently capitalized to support operations and continue to grow the business as evidenced by our strong balance sheet.

We are a global firm in both product set and in distribution. We offer a set of investment strategies that allow our clients to access investment opportunities around the world.

Regulation

The Company’s business, as well as the financial services industry, is subject to extensive regulation throughout the world. As a matter of public policy, regulatory bodies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In the U.S., the Securities and Exchange Commission (the “SEC”) is the federal agency responsible for the administration of the federal securities laws. The Financial Industry Regulatory Authority (“FINRA”) and the National Futures Association are voluntary, self-regulatory bodies composed of members that have agreed to abide by the respective bodies’ rules and regulations. Each of these U.S. regulatory organizations may examine the activities of, and may expel, fine and otherwise discipline, member firms and their employees. The laws, rules and regulations comprising this framework of regulation and the interpretation and enforcement of existing laws, rules and regulations are constantly changing. The effect of any such change cannot be predicted and may impact the manner of operation and profitability of the Company.

EIP, the Company’s sole operating subsidiary, is registered as an investment adviser with the SEC. As a registered investment adviser, EIP is subject to the requirements of the Investment Advisers Act and the SEC’s regulations thereunder. Requirements relate to, among other things, principal transactions between an adviser and advisory clients, as well as general anti-fraud prohibitions. The Company is subject to the filing and reporting obligations of the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Regulators are empowered to conduct administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of an investment adviser or its directors, officers or employees.

The previous descriptions of the regulatory and statutory provisions applicable to the Company and EIP are not complete and are qualified in its entirety by reference to the particular statutory or regulatory provision. Any change in applicable laws or regulations may have a material effect on the Company’s business, prospects and operations.

Employees

As of June 30, 2009, the Company employed 46 full-time employees, including 22 investment management, research and trading professionals, 11 marketing and client service professionals and 13 operations and business management professionals. None of our employees are subject to any collective bargaining agreements.

Available Information

Reports the Company files electronically with the SEC via the SEC’s Electronic Data Gathering, Analysis and Retrieval system (“EDGAR”) may be accessed through the internet. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at www.sec.gov.

The Company maintains a website which contains current information on operations and other matters. The website address is www.eipny.com. Through the Investor Relations section of our website, and “Link to SEC Website” therein, we make available, free of charge, our Proxy Statement, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Also available free of charge on our website within the Investors Relations section is our Code of Ethics and Business Conduct and charters for the Audit, Nominating/Corporate Governance, and the Compensation Committees of our Board of Directors.

Item 1A. Risk Factors

As an investment management firm, risk is an inherent part of our business. Capital markets, by their nature, are prone to uncertainty and expose participants to a variety of risks. While the Company devotes significant resources across all of its operations to identify, measure, monitor, manage and analyze market and operating risk, the Company’s business, financial condition, operating results, or share price could be materially adversely affected, however, by any of the following risks. You should carefully consider the risks described below before making an investment decision.

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

Except for the Company’s CEO, there are no employment agreements with any other key employees. The loss of services of one or more key employees, or failure to attract, retain and motivate qualified personnel could negatively impact the business, financial condition, results of operations and future prospects. As with other asset management businesses, future performance depends to a significant degree upon the continued contributions of certain officers, portfolio managers and other key marketing, client service and management personnel. There is substantial competition for these types of skilled personnel.

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

The level of our expenses is subject to fluctuation and may increase for the following or other reasons: variations in the level of total compensation expense due to, among other things, incentive compensation, changes in our employee count and mix, and competitive factors. There may also be changes in costs to maintain and enhance our administrative and operating services infrastructure. In periods of slowing growth or declining revenues, profits and profit margins are adversely affected because certain expenses remain relatively fixed.

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

The Company may experience significant fluctuations in revenue and profits. Because our revenues are based on the value of AUM, a decline in the value of AUM would adversely affect our revenues. Because of market fluctuations, it may be difficult for the Company to achieve steady earnings growth on a quarterly basis, which could lead to large adverse movements in the price of the Company’s common stock or increased volatility in the Company’s stock price.

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

CI and Genworth each accounted for approximately 13% of revenues for FY 2009. A loss of either one of these clients could negatively impact results of operations of the Company.

Our reputation is critical to our success.

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

We have documented and tested our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors regarding the Company’s internal control over financial reporting. We are in compliance with Section 404 of the Sarbanes-Oxley Act as of June 30, 2009. However, if we fail to maintain adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. In addition, failure to maintain an effective internal control environment could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

Fluctuations in foreign currency exchange rates could lower the Company’s net income or negatively impact the portfolios of the Company’s clients and may affect the levels of the Company’s AUM.

Although most portfolios are in U.S. dollar base currency, certain client portfolios are invested in securities denominated in foreign currencies. Foreign currency fluctuations can adversely impact investment performance for a client’s portfolio. Accordingly, foreign currency fluctuations may affect the levels of the Company’s AUM. As the Company’s AUM includes assets that are denominated in currencies other than U.S. dollars, an increase in the value of the U.S. dollar relative to those non-U.S. currencies may result in a decrease in the dollar value of the Company’s AUM, which, in turn, would result in lower U.S. dollar denominated revenue in the Company’s business. Additionally, while this risk could be limited by foreign currency hedging, some risks cannot be hedged and there is no guarantee that the Company’s hedging activity would be successful. Poor performance could result in decreased AUM, stemming from withdrawal of client assets or a decrease in new assets being raised in the relevant product. Presently, the Company neither participates in hedging activities nor does it have any derivative financial instruments.

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

The Company faces the risk of significant intervention by regulatory authorities, including extended investigation and surveillance activity, adoption of costly or restrictive new regulations and judicial or administrative proceedings that may result in substantial penalties. Among other things, the Company could be fined or be prohibited from engaging in some of the Company’s business activities. In addition, the regulatory environment in which the Company operates is subject to modifications and further regulation. New laws, regulations, or changes in the enforcement of existing laws or regulations applicable to the Company and the Company’s clients also may adversely affect the Company’s business, and the Company’s ability to function in this environment will depend on the Company’s ability to constantly monitor and react to these changes. In addition, the regulatory environment in which the Company’s clients operate may impact the Company’s business. For example, changes in antitrust laws or the enforcement of antitrust laws could affect the level of mergers and acquisitions activity and changes in state laws may limit investment activities of state pension plans.

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

Specific regulatory changes also may have a direct impact on the revenue of the Company’s asset management business. In addition to regulatory scrutiny and potential fines and sanctions, regulators continue to examine different aspects of the asset management industry. These regulatory changes and other proposed or potential changes may result in a reduction of revenue associated with asset management.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s headquarters and operations are located in New York, NY. Business is conducted at a location with approximately 10,000 square feet under a long-term lease that expires in September 2015. To accommodate for the growth in business, the Company entered into a sublease agreement for an additional 3,100 square feet at its Company headquarters in February 2007. This sublease expires in June 2010.

The Company is also the primary party to another lease in New York, NY with approximately 8,500 square feet, which expires in November 2010. This property is subleased to an unrelated third party.

During December 2008, in an effort to consolidate marketing efforts and reduce costs, the Company closed its two-employee marketing office in Sherman Oaks, CA. The office lease at this location expired in January 2009.

Management believes the office space utilized by the Company is adequate for its existing operating needs. Management, however, is in active discussions concerning future space capacity in relation to projected staffing levels, and anticipates obtaining additional space at its Company headquarters during the second quarter of fiscal year 2010.

Item 3. Legal Proceedings

From time to time, the Company or its subsidiaries may become parties to claims, legal actions and complaints arising in the ordinary course of business. Management is not aware of any claims which would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of our fiscal year ended June 30, 2009.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock trades on the NASDAQ Capital Market under the trading symbol “EPHC.”

Stock Performance Graph

The graph and table that follow compares the performance of an investment in our Common Stock from June 30, 2004 through June 30, 2009 with the Russell 2000 Index, the Dow Jones U.S. Asset Managers Total Stock Market Index*, a composite of publicly traded asset management companies, and an index comprised of public companies with the Standard Industrial Classification (“SIC”) Code 6282, Investment Advice. The graph assumes a $100 investment in our Common Stock on June 30, 2004, and an equal investment in each of the selected indices, including reinvestment of dividends, if any. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Epoch Holding Corporation, The Russell 2000 Index,
The Dow Jones US Asset Managers TSM Index* and SIC Code 6282

*	Formerly known as the Dow Jones Asset Manager’s Wilshire Index.

The foregoing graph shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in any previous or future documents filed by the Company with the SEC under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates the information by reference in any such document.

The following table sets forth for the periods indicated the high and low reported sale prices, quarter-end closing prices for the common stock and dividends declared per share:

	Common Stock Price Ranges		Closing Price ($)	Dividend Declared ($)
	High ($)	Low ($)
FY 2009
Fourth Quarter (6/30)	8.64	6.10	8.64	0.03
Third Quarter (3/31)	7.50	4.08	6.87	0.03
Second Quarter (12/31)	10.46	6.42	7.59	0.15	(a)
First Quarter (9/30)	11.95	8.52	10.55	0.03
FY 2008
Fourth Quarter (6/30)	12.62	9.11	9.11	0.025
Third Quarter (3/31)	14.38	10.01	11.98	0.025
Second Quarter (12/31)	15.00	11.05	15.00	0.025
First Quarter (9/30)	16.42	10.63	14.08	—

(a)	includes special dividend of $0.12 per share

The closing price for our common stock as reported on the NASDAQ Capital Market on September 9, 2009 was $8.52.

As of September 9, 2009 there were approximately 1,063 holders of record of the Company’s common stock. As many of the shares are held in street nominee name, management believes the number of beneficial owners of our common stock is substantially higher.

Dividends on Common Stock

The Company commenced declaring and paying quarterly cash dividends on its common stock in the second quarter of the fiscal year ended June 30, 2008. A total of $1.5 million of dividends were declared and paid during the fiscal year ended June 30, 2008.

Effective with the first quarter of fiscal year 2009, the Company increased its quarterly dividend rate by 20%, from $0.025 to $0.03 per share. A total of $2.7 million of regular dividends were declared and paid during the fiscal year ended June 30, 2009. The Company expects quarterly dividends going forward to be paid in February, May, August and November of each fiscal year, and anticipates a total annual dividend of $0.12 per common share. However, the actual declaration of future cash dividends, and the establishment of record and payment dates, is subject to determination by the Board of Directors each quarter after its review of the Company’s financial performance, as well as general business conditions, capital requirements, and any contractual, legal and regulatory restrictions. The Company may change its dividend policy at any time.

Special Cash Dividend

As a result of the Company’s strong cash position and debt-free balance sheet, the Board of Directors declared a special cash dividend on December 19, 2008 of $0.12 per share. The dividend was paid on January 15, 2009 to all shareholders of record at the close of business on December 31, 2008. The aggregate dividend payment totaled approximately $2.6 million.

Dividends on Preferred Stock

On July 1, 2008, the holder of the 10,000 shares of Series A Convertible Preferred Stock (“the Preferred Stock”) outstanding, with a face value of $10,000,000, converted the Preferred Stock to 1,666,667 shares of common stock. Accordingly, the Preferred Stock has been cancelled and the conversion eliminated the holder’s rights to receive the semi-annual dividends on the Preferred Stock.

Rule 10b5-1 Plans

Our executive officers may purchase or sell shares of our common stock in the market from time to time. The Company’s management encourages these officers to make these transactions through plans that comply with Exchange Act Rule 10b5-1(c). The Company does not receive any proceeds related to these transactions.

Equity Compensation Plan Information

The following table provides information regarding the status of the Company’s equity plans at June 30, 2009:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options (A)		Weighted-Average Exercise Price of Outstanding Options (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)
Equity compensation plans approved by security holders	1,090,060	(1)	$7.86	1,998,026	(3)
Equity compensation plans not approved by security holders	575,000	(2)	12.59	—
Total	1,665,060		$9.49	1,998,026

(1)	Includes 630,060 stock options granted in January 2009 under Epoch’s Amended and Restated 2004 Omnibus Long-Term Incentive Compensation Plan and the remaining 460,000 stock options granted under the J Net 1992 Incentive and Nonqualified Stock Option Plan (the “1992 Plan”). The 1992 Plan expired on September 30, 2002 and the options under this plan will remain outstanding until they are exercised, cancelled or expire. The options under the 1992 Plan have a remaining contractual life of less than one year. See Note 10 to the Consolidated Financial Statements for further information regarding the plans.
(2)	Represents the remaining 500,000 stock options granted on June 21, 2000 and the remaining 75,000 stock options granted on September 14, 1999 to former J Net employees and its board of directors. The contractual life of these options is less than one year. See Note 10 to the Consolidated Financial Statements, under Other Nonqualified Stock Options, for further information regarding these options.
(3)	The 1,998,026 shares may be issued under our Amended and Restated 2004 Omnibus Long-Term Incentive Compensation Plan as options, restricted stock awards or any other form of equity compensation.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On June 24, 2008, the Company’s Board of Directors approved the repurchase of up to a maximum of 250,000 shares, or just over 1%, of the Company’s fully diluted outstanding common stock. The repurchase plan called for the repurchases to be made in the open market and/or in privately negotiated transactions from time to time in compliance with applicable laws, rules and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to prevailing market and business conditions. The plan did not obligate the Company to purchase any particular number of shares, and may be suspended or discontinued at any time. The repurchase plan expired on June 30, 2009. The Company completed this repurchase plan by February 2009.

In March 2009, the Company’s Board of Directors authorized the Company to repurchase up to an additional 250,000 shares pursuant to the same conditions, except the repurchase plan does not contain an expiration date.

The Company did not have any purchases of its equity securities that are registered pursuant to Section 12(b) of the Exchange Act during the three months ended June 30, 2009.

In addition to the repurchase program previously noted, the Company withheld approximately 21 thousand shares from employees during the fourth quarter of FY 2009 as part of a share-withholding program to satisfy employees’ payroll tax liabilities attributable to the vesting of restricted stock awards.

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

Selected Financial Data
(Dollars in Thousands, Except Share Data)

	For the Years Ended June 30,
	2009	2008	2007	2006	2005
Consolidated Statements of Operations Data:
Investment advisory and management fees	$30,535	$33,634	$22,964	$10,136	$4,120
Performance fees	624	172	971	95	187
Total operating revenues	31,159	33,806	23,935	10,231	4,307
Expenses:
Employee related costs (excluding share-based compensation)	15,919	17,711	13,878	8,641	5,777
Share-based compensation	4,496	4,176	6,267	4,670	3,427
Other expenses	7,296	8,065	6,307	3,975	3,378
Total operating expenses	27,711	29,952	26,452	17,286	12,582
Operating income (loss)	3,448	3,854	(2,517)	(7,055)	(8,275)
Other income(1)	5,110	6,049	10,509	1,106	1,167
Provision for (benefit from) income taxes(2)	2,698	867	99	(227)	—
Income (loss) from continuing operations, net of taxes	5,860	9,036	7,893	(5,722)	(7,108)
Income from discontinued operations, net of $0 taxes	—	—	—	—	571
Net income (loss)	5,860	9,036	7,893	(5,722)	(6,537)
Cumulative preferred stock dividends	—	460	299	—	—
Non-cash charge attributable to beneficial conversion feature of preferred stock	—	—	700	—	—
Net income (loss) available to common stockholders	$5,860	$8,576	$6,894	$(5,722)	$(6,537)

Balance Sheet Data(5):
Cash and cash equivalents	$37,055	$37,436	$3,097	$2,234	$739
Short-term investments	$—	$—	$21,850	$5,400	$7,600
Accounts receivable	$7,523	$6,391	$6,293	$2,486	$1,221
Total assets	$55,007	$54,349	$39,374	$13,568	$13,031
Long term borrowings	$—	$—	$—	$—	$—
Total liabilities	$5,217	$9,004	$3,931	$4,713	$3,454
Total stockholders’ equity	$49,790	$45,345	$35,443	$8,855	$9,577

Common Share Data:
Earnings (loss) per share from continuing operations:
Basic	$0.26	$0.42	$0.35	$(0.31)	$(0.39)
Diluted	$0.26	$0.41	$0.35	$(0.31)	$(0.39)
Cash dividends declared per common share(3)	$0.24	$0.075	$—	$—	$—
Weighted average shares outstanding:
Basic	22,133	20,181	19,726	18,724	18,025
Diluted	22,133	21,911	20,807	18,724	18,025

Other Supplemental Data:
Operating margin	11%	11%	(11)%	(69)%	(192)%
Working capital	$41,897	$36,792	$32,685	$6,945	$7,367
Current ratio(4)	10.8	5.6	12.6	3.0	4.3
Cash provided by (used in) operations	$855	$11,349	$2,389	$(1,133)	$(5,909)
Assets under management (in millions):	$7,891	$6,634	$6,001	$3,253	$1,402
Net AUM flows (in millions):	$2,650	$1,087	$1,778	$1,640	$594
Number of employees	46	46	43	38	28

(1)	Other income includes both cumulative dividends received and realized gains recognized from dispositions of certain of the Company’s privately held investments. See Note 12 to the Consolidated Financial Statements.
(2)	Provision for income taxes was reduced in FY 2008 by the release of a valuation allowance against certain deferred tax assets, and in FY 2007 by the utilization of net operating loss carryforwards. See Note 13 to the Consolidated Financial Statements.
(3)	The Company commenced declaring and paying cash dividends in the second quarter of FY 2008.
(4)	Current ratio is derived by dividing current assets by current liabilities.
(5)	Certain prior year amounts have been reclassified to conform to the 2009 presentation.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our historical financial statements and related notes included elsewhere herein and the information set forth under Item 6, “Selected Financial Data.” The discussion contains forward-looking statements that involve risks and uncertainties. For additional information regarding some of the risks and uncertainties that affect our business and the industry in which we operate, please read “Item 1A. — Risk Factors” included elsewhere herein. Our actual results may differ materially from those estimated or projected in any of these forward-looking statements.

Overview

The Company is a global asset management firm with accomplished and experienced professionals. Our professional staff averages over 20 years experience in our industry. The Company combines in-house research and insight, an absolute-return orientation, and a dedication to serving the investor. Headquartered in New York City, the Company had over $7.9 billion in assets under management (“AUM”) as of June 30, 2009.

The Company’s operating subsidiary, Epoch Investment Partners (“EIP”), is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”). It has one line of business, and that is to provide investment advisory and investment management services to its clients such as investment companies, retirement plans, mutual fund clients, endowments, foundations, and high net worth individuals. These services are provided through separately managed accounts and commingled vehicles, such as mutual funds and private investment funds. The overall investment philosophy is focused on achieving a superior risk-adjusted return by investing in companies that generate free cash flow and are undervalued relative to our investment team’s value determinations. Security selection and portfolio construction are designed to protect capital in declining markets while participating in rising markets.

Revenues are generally derived as a percentage of AUM. Therefore, among other factors, revenues are dependent on

•	performance of financial markets,
•	the ability to maintain existing clients, and
•	changes in the composition of AUM.

AUM consists of actively traded securities. The fair value of AUM is determined by an independent pricing service, which uses publicly available, unadjusted, quoted market prices to measure our AUM. The Company substantiates values obtained for assets with another independent pricing service to confirm all prices are valid. Since virtually no security in AUM is fair valued by the Company, there is no significant judgment involved in the calculation of AUM in a way that directly impacts revenue recognition.

The Company continues to be debt- free with considerable liquidity available to help it through the current financial market environment while astutely managing the firm over the long term. The Company’s financial strength continues to enable it to take advantage of attractive growth opportunities, invest in technologies and experienced professional staff, and above all, provide its clients with sound investment management advice and service.

Financial Highlights

The past fiscal year has been an extremely challenging and difficult environment for our business. Several major global market indices declined by historic amounts, reaching all time lows during our third fiscal quarter ended March 31, 2009. From mid-March to the end of our recent fiscal year, markets began to steadily recover. Despite overall weakness in the financial markets this past fiscal year, the Company achieved several noteworthy accomplishments:

•	AUM at June 30, 2009 was $7.9 billion, representing a 19% increase from a year ago, and a 39% increase from the prior quarter. Contributing to the AUM increase was the Company’s appointment as a sub-advisor to New York Life’s MainStay Funds family of mutual funds in late June 2009.
•	Net AUM inflows were $2.7 billion. The Company has experienced positive net inflows every quarter since inception.

•	In March 2009, the Epoch Global Equity Shareholder Yield Fund (“ESPYX”) received the Lipper Fund Award for “best in class” over the past three years in the Global Multi-Cap Value Funds classification.
•	Annual operating margin remained virtually unchanged from the previous year at 11%, while increasing to 22% during the most recent fiscal quarter.
•	The Company’s balance sheet continues to strengthen. Cash balances were $37.0 million, or 67% of total assets as of June 30, 2009. Working capital increased by $5.1 million to $41.9 million, while the current ratio improved to 10.8, well above industry average. The Company remains debt-free.

Summary operating information for the fiscal years ended June 30, 2009 and 2008 is presented in the table below:

			Change
(Dollars in Thousands, Except per Share Data)	2009	2008	$	%
Operating Income	$3,448	$3,854	$(406)	(11)%
Net Income	$5,860	$9,036	$(3,176)	(35)%
Earnings Per Share:
Basic	$0.26	$0.42	$(0.16)	(38)%
Diluted	$0.26	$0.41	$(0.15)	(37)%
Operating Margin(1)	11%	11%	—	—

(1)	Defined as operating income divided by total operating revenues.

The Company achieved an operating profit during the fiscal year, although slightly less than that of the previous year. Operating revenues declined by $2.6 million, or 8%, as a result of financial market weakness. A $2.2 million, or 7%, decrease in operating expenses primarily offset this negative impact. Reductions in employee compensation and general, administrative and occupancy costs, focal points of the Company’s expense management and cost control efforts, were the primary drivers of the decline in operating expenses.

For the year ended June 30, 2009, the Company’s net income declined by $3.2 million from the same period a year ago. The decline was primarily attributable to changes in investment income and corporate income taxes as follows:

•	Other income decreased by $0.9 million, or 16%, from the prior year. Lower interest income in the current year was a primary reason for this decline. Short-term interest rates declined over 200 basis points from the previous fiscal year.
•	Income tax expense increased by $1.8 million from the prior year. During the prior year, the Company released a valuation allowance of approximately $3.1 million against certain deferred tax assets, primarily deferred stock compensation expense and compensation accruals, as Management believes that these benefits can, more likely than not, be utilized in the future.

Business Environment

As an investment management and advisory firm, our results of operations can be directly impacted by global market, political, and economic trends. The business environment in which we operate is influenced by several factors, including business profitability, investor confidence, unemployment, and financial market transparency. These factors can directly affect capital appreciation or depreciation, which in turn, impacts our investment advisory and management business.

Index	Three Months Ended June 30, 2009	Fiscal Year Ended June 30, 2009
Dow Jones Industrial Average(1)	12.0%	(23.0)%
NASDAQ Composite(2)	20.5%	(19.2)%
S&P 500(3)	15.9%	(26.2)%
MSCI World (Net)(4)	20.8%	(29.5)%
Russell 3000 Value(5)	16.8%	(28.7)%

(1)	Dow Jones Industrial Average is a trademark of Dow Jones & Company, which is not affiliated with Epoch.
(2)	NASDAQ is a trademark of the NASDAQ Stock Market, Inc., which is not affiliated with Epoch.
(3)	S&P is a trademark of Standard & Poor’s, a division of the McGraw-Hill Companies, Inc., which is not affiliated with Epoch.
(4)	MSCI World Index is a trademark of MSCI Inc., which is not affiliated with Epoch.
(5)	Russell 3000 Value Index is a trademark of Russell Investments, which is not affiliated with Epoch.

The financial environment globally and in the United States was volatile during fiscal 2009 and challenging market conditions persisted throughout most of our fiscal year. The sharp decline in equity markets across the globe and continuing dislocations in the credit markets adversely affected the entire financial sector during fiscal 2009. The equity and credit markets suffered from sub-prime lending issues and major write-downs related to the credit crisis, and failures of major financial institutions, which led to a pullback in consumer spending, increased unemployment, and significant declines in the values of assets owned by financial institutions. Investors’ confidence continued to weaken, which caused a shift in the markets from equity and corporate bonds to U.S. Treasury notes and bonds. U.S. and global equity market indices declined sharply during the fiscal year.

Throughout our first fiscal quarter ended September 30, 2008, both U.S. and world economic conditions were unprecedented and challenging with tighter credit conditions and slower growth. Credit markets continued to experience illiquidity and wider credit spreads. Continued concerns about the impact of residential and commercial mortgage loan products and structured investment vehicles caused the broader equity and credit markets to deteriorate. In the U.S., equity markets decreased during the quarter by 5 – 10%. On a broad basis, developed global markets decreased by approximately 15%. The Federal Reserve provided additional liquidity and stability to the financial markets and tried to mitigate the negative economic impact related to the credit markets.

Subsequent to the end of our first fiscal quarter, credit conditions worsened considerably and the U.S. financial services industry changed dramatically. U.S. and foreign central banks, in response to a further weakening in the economy, took several steps. The U.S. Federal Government assumed a conservatorship role in two government sponsored entities (“GSE’s”), Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association. Lehman Brothers Holdings Inc. declared bankruptcy, and the U.S. Federal government provided a loan to American International Group Inc. (“AIG”) in exchange for an equity interest in AIG. The Federal Reserve announced enhancements to its programs to provide additional liquidity to the asset-backed commercial paper and money markets, and indicated that it planed to purchase from primary dealers short-term debt obligations issued by GSEs. The U.S. Treasury proposed a plan to buy mortgage-related, illiquid and other troubled assets from U.S. financial institutions and, in October, the Emergency Economic Stabilization Act of 2008 was enacted.

Overall economic activity continued to weaken throughout the U.S. and the world during our second fiscal quarter ended December 31, 2008. Retail sales were weak, particularly throughout the holiday season.

Lending activity continued to decline, as credit conditions tightened further. The unemployment rate continued to rise. There were several bank failures. The Federal Reserve and foreign central banks and governments around the world continued to provide additional liquidity and stability to the financial markets to try to mitigate the negative economic impact related to the credit markets. The Federal Reserve, while working in unison with several foreign central banks, lowered both the benchmark interest and discount rates to nearly 0% during December. During the quarter, stocks around the globe endured a period of remarkable volatility and posted one of their biggest down quarters on record. In all, U.S. and global markets declined by approximately 20% during the quarter ended December 31, 2008.

Throughout our third fiscal quarter ended March 31, 2009, overall economic activity continued to remain weak, both domestically and internationally. U.S. gross domestic product (“GDP”) shrank at a 6.1% annual pace, having already fallen at a 6.3% rate in the previous quarter, and marked the worst two-quarter performance for GDP in nearly a half century. Retail sales and lending activity remained weak. Housing continued to plummet and business investment plunged as firms slashed plans to expand in the backdrop of a deepening recession. The unemployment rate climbed higher. The U.S. federal government put in place the largest economic stimulus plan in U.S. history. This plan supplemented the interest rate and other actions taken by the Federal Reserve and the U.S. Treasury over the previous several months. During the quarter, stocks around the world continued to endure a period of remarkable volatility and continued to record large declines. Despite favorable market performance in the latter part of March, U.S. and global markets declined by approximately 10-15% during the quarter ended March 31, 2009.

In a continuation of the equity market rebound that began in March, U.S. stocks posted strong gains during the quarter ended June 30, 2009 and put an end to the longest streak of quarterly losses since 1970. Equities rallied sharply in April and May from their March lows amid signs that the economy was in the process of bottoming and that government measures to stabilize the financial markets were starting to bear fruit. Investor sentiment was buoyed by scattered signs that the downward economic spiral was slowing during the quarter. Particularly encouraging to some were signs of an end to the severe contraction in the housing sector, as the government reported increases in housing starts and home sales. The rate of job losses also appeared to slow and gauges of consumer sentiment showed substantial gains. However, the rally dissipated and share prices fell in the final weeks of the quarter as this early optimism receded in the face of tepid economic news. Negative economic data mitigated the positive as the quarter progressed, and the case for a sustainable recovery lost steam. Weaker than expected economic data, particularly related to unemployment numbers and consumer spending continued to concern investors. The weakness at the end of June was not enough to erase earlier strength, however, and all global equity markets ended the quarter in positive territory, led by an extraordinary rally in financial shares. Overall, U.S. markets increased by approximately 15 – 20% and global markets by approximately 25 – 30% during the quarter ended June 30, 2009. Despite this, however, the broad U.S. and global market indexes remained about 35% to 40% below their 2007 highs, clear evidence of the enduring impact of the economic crisis.

Company Impact and Outlook

While the past fiscal year was extremely challenging for our industry, marked by unprecedented financial volatility and economic and market weakness, the Company continued to grow and prosper. Additional distribution channels were developed, our client base expanded, new investment products continued to be introduced, corporate liquid assets as well as liquidity ratios improved, and, once again, the Company experienced annual net AUM inflows, a feat achieved every year since inception.

Despite the difficult and challenging business environment that persists, the Company believes it is well positioned for the future primarily as a result of our proven investment philosophy and above average risk-adjusted investment performance. Our investment strategies, which emphasize a free cash flow analytical approach to the evaluation of equities, should continue to produce superior returns at a lower risk for our clients. The Company believes that free cash flow will be the analytical tool of choice for investors and share price performance will depend on which companies show operational efficiencies, control capital expenditures, and properly manage their cash flow, at a time when borrowing to fund growth or operations has tightened. The emphasis on cash flow analysis has become increasingly relevant, as the use of accounting measures alone has proven to inadequately capture issues surrounding financial condition of many companies, particularly in the financial sector.

Results of Operations

Assets Under Management

The Company’s AUM has continued to increase, experiencing positive net inflows every quarter since inception. The graphs below depict the annual AUM, average AUM and revenue growth since FY 06.

AUM as of June 30, 2009 was $7.9 billion compared with AUM of $6.6 billion and $6.0 billion at June 30, 2008 and 2007, respectively.

A summary of AUM by distribution channel as well as their respective annual changes at each fiscal year end follows: (in millions):

As of June 30, 2009		1-Year Change
Distribution Channel	AUM	Amt	%
Sub-advisory	$4,332	$1,252	40.6%
Institutional	3,309	46	1.4%
High net worth	250	(41)	(14.1)%
Total AUM	$7,891	$1,257	18.9%

As of June 30, 2008		1-Year Change
Distribution Channel	AUM	Amt	%
Sub-advisory	$3,080	$204	7.1%
Institutional	3,263	498	18.0%
High net worth(1)	291	(69)	(19.2)%
Total AUM	$6,634	$633	10.5%

(1)	During the fiscal year ended June 30, 2008, approximately $28 million of AUM in separate accounts within the High net worth distribution channel transferred to the Epoch Global Absolute Return Fund, LLC, and approximately $8 million transferred to the Epoch U.S. All Cap Equity Fund, both of which are included within the Institutional distribution channel above.

As of June 30, 2007		1-Year Change
Distribution Channel	AUM	Amt	%
Sub-advisory	$2,876	$1,161	67.7%
Institutional	2,765	1,520	122.1%
High net worth	360	67	22.9%
Total AUM	$6,001	$2,748	84.5%

Assets Under Management and Flows

AUM increased to $7.9 billion at June 30, 2009, from $6.6 billion at June 30, 2008. This increase was primarily attributable to the ongoing expansion of the Company’s client base and flows into existing accounts, offset by market depreciation. The Company continued to expand its institutional and sub-advisory businesses. The Company experienced growth in AUM in nearly all products, and particularly in its U.S. Value and U.S. All Cap products as a percentage of AUM (in millions).

	Year Ended June 30,
	2009	2008	2007
Beginning of period assets	$6,634	$6,001	$3,253
Client Flows:
Inflows/new accounts	3,569	1,924	2,080
Outflows/closed accounts	(919)	(837)	(302)
Net inflows	2,650	1,087	1,778
Market appreciation/(depreciation)	(1,393)	(454)	970
Net change	1,257	633	2,748
End of period assets	$7,891	$6,634	$6,001
Percent change in total AUM	18.9%	10.5%	84.5%
Organic growth percentage(1)	39.9%	18.1%	54.7%

(1)	Net inflows divided by beginning of period assets.

For the fiscal years ended June 30, 2009, 2008, and 2007 approximately 55%, 55%, and 50%, respectively, of investment advisory and management fees were earned from services to mutual funds under advisory and sub-advisory contracts whose fees are calculated based upon daily net asset values, and approximately 45%, 45%, and 50%, respectively, of fees were earned from services provided for separate accounts whose fees are calculated based upon asset values at the end of the quarter.

No material impact to revenues or operating results arose during the periods presented as a result of differences between the average daily AUM for the funds where our fees are calculated based upon daily net asset values and the quarter-ending AUM for those funds.

Recent Strategic Relationship

On July 9, 2009, EIP entered into a strategic relationship with New York Life Investment Management LLC, whereby the MainStay Group of Funds will adopt the Company’s current family of mutual funds (“the Epoch Funds”), subject to approval by shareholders of the Epoch Funds at a special meeting on October 30, 2009. The proposed transaction has been approved by the Board of Directors of the Epoch Funds. EIP will continue to be responsible for the day-to-day investment management of the funds through a sub-advisory relationship, while MainStay Investments (“MainStay”), the retail distribution arm of New York Life Investments, will be responsible for the distribution and administration of the funds. Upon approval by the shareholders of each of the Epoch Funds, each fund will be co-branded as a “MainStay Epoch” fund. The four existing Epoch Funds currently have approximately $800 million in assets under management.

In addition to the existing sub-advisory relationship between EIP and New York Life Investments as of June 30, 2009, and the proposed adoption of the Epoch Funds indicated above, EIP and New York Life Investments have entered into an arrangement wherein, among other things, EIP and an affiliate of New York Life Investments will establish a distribution and administration relationship with respect to certain separately managed account and unified managed account products, and New York Life Investments agrees to certain minimum sales targets.

The following charts show the Company’s AUM by product and annual changes, as well as their percentage of AUM as of June 30, 2009, 2008 and 2007, respectively (in millions):

As of June 30, 2009		1-Year Change
Product	AUM	Amt	%
U.S. Value	$2,340	$842	56.1%
U.S. All Cap/Balanced	2,016	413	25.8%
Global Equity Shareholder Yield	1,515	(23)	(1.5)%
U.S. Small/Smid Cap Value	1,074	242	29.1%
International/Int. Small Cap	396	(154)	(28.0)%
Absolute Return/Choice	375	(24)	(6)%
Global Small Cap	175	(39)	(18.2)%
Total AUM	$7,891	$1,257	18.9%

As of June 30, 2008		1-Year Change
Product	AUM	Amt	%
U.S. Value	$1,499	$345	29.8%
U.S. All Cap/Balanced	1,601	206	14.8%
Global Equity Shareholder Yield	1,538	215	16.3%
U.S. Small/Smid Cap Value	832	(177)	(17.5)%
International/Int. Small Cap	548	(140)	(20.1)%
Absolute Return/Choice	402	143	55.2%
Global Small Cap	214	41	23.7%
Total AUM	$6,634	$633	10.5%

As of June 30, 2007		1-Year Change
Product	AUM	Amt	%
U.S. Value	$1,155	$350	43.5%
U.S. All Cap/Balanced	1,395	608	77.3%
Global Equity Shareholder Yield	1,323	1,104	504.1%
U.S. Small/Smid Cap Value	1,008	347	52.5%
International/Int. Small Cap	688	315	84.5%
Absolute Return/Choice	259	148	133.3%
Global Small Cap	173	(124)	(41.8)%
Total AUM	$6,001	$2,748	84.5%

FY 2009 Versus FY 2008

			Change
(Dollars in Thousands)	2009	2008	$	%
Operating Revenues
Investment advisory and management fees	$30,535	$33,634	$(3,099)	(9)%
Performance fees	624	172	452	263%
Total operating revenues	$31,159	$33,806	$(2,647)	(8)%

The decrease in total revenues for the fiscal year ended June 30, 2009 was attributable to the lower levels of AUM during the year when compared with the prior year. The average assets under management for the fiscal year ended June 30, 2009 was approximately $6.0 billion compared to approximately $6.3 billion for the prior year, a decrease of approximately 5%. The primary cause for this decrease was a significant decline in global equity markets from the prior year. Global equity markets declined approximately 25 – 30% during the twelve months ended June 30, 2009. This was partly offset by net AUM inflows from new and existing customers of nearly $2.7 billion for the fiscal year ended June 30, 2009. An increase in performance fees, stemming from relative investment performance on new performance based accounts, also mitigated the overall decline in revenue.

AUM increased by 19%, to $7.9 billion as of June 30, 2009. The sub-advisory business increased by 41%, to $4.3 billion, augmented by the appointment of EIP as a sub-advisor to The MainStay Funds family of mutual funds during the last week of the fiscal year. The Company was appointed to sub-advise approximately $1.1 billion of assets in six existing portfolios which are managed by New York Life Investment Management LLC.

For the twelve months ended June 30, 2009, CI Investments Inc. (“CI”), a Canadian-owned investment management company, and Genworth Financial Asset Management, Inc. (“Genworth”), an investment adviser, through its investments in the Epoch International Small Cap Fund (“EPIEX”) and the Epoch Global Equity Shareholder Yield Fund (“EPSYX”), as well as separate account mandates, each accounted for approximately 13% of revenue.

			Change
(Dollars in Thousands)	2009	2008	$	%
Employee related costs (excluding share-based compensation)	$15,919	$17,711	$(1,792)	(10)%
As of percent of total revenue	51%	52%

Expenses in this category include salaries, benefits, severance, incentive compensation, commissions, and payroll taxes.

These expenses decreased from the prior year, primarily due to a reduction in incentive compensation, stemming from the reduction in AUM levels and revenues during the year, particularly the first nine months of the fiscal year. Employee staffing levels for the year ended June 30, 2009 were virtually unchanged from the prior year. These expenses for the fiscal year ended June 30, 2009 included $7.1 million of bonuses and sales commissions compared to $9.4 million for the fiscal year ended June 30, 2008.

Expenses in this category are expected to increase during the next fiscal year, as the Company has added a few senior level employees to staff during the first quarter of fiscal 2010.

			Change
(Dollars in Thousands)	2009	2008	$	%
Share-based compensation	$4,496	$4,176	$320	8%
As of percent of total revenue	14%	12%

The Company believes that share-based compensation promotes unity in the workplace and a common objective with shareholders. Employee share-based compensation expense for restricted stock is recognized as follows: 12.5% immediately and the remaining 87.5% ratably over the three-year service period of those awards. Employee share-based compensation expense for stock options is recognized ratably over the three-year service period from grant date.

The Company traditionally has issued share awards to certain senior executives during the first three months following the fiscal year and to other employees during the first three months following the calendar year. Effective in the fiscal year ended June 30, 2009, the Company began issuing share awards to all employees during the first three months following the calendar year. The increase in share based compensation during the fiscal year ended June 30, 2009 incorporates a six-month stub period for those senior executives.

During the fiscal years ended June 30, 2009 and 2008, a total of 575,066 and 491,528 shares of restricted stock, respectively, were issued to employees. The value of these awards was $4.7 million and $5.6 million, respectively. The increase in the number of shares issued reflects a lower price at which shares were granted compared to the prior year. A total of 71,886 and 61,441 shares of the awards issued in the fiscal years ended June 30, 2009 and 2008, respectively, or approximately 12.5%, were immediately vested. The remaining 87.5% of the shares vest over the subsequent three years. During the fiscal years ended June 30, 2009 and 2008, a total of 76,946 and 163,365 shares, $0.3 million and $1.0 million respectively, were forfeited by terminated employees.

During the fiscal year ended June 30, 2009, the Company issued options to purchase 630,060 shares of common stock to employees of the Company. These stock options vest annually over three years. The related expense is recognized ratably over three years from the grant date and have a term of seven years. The options have an exercise price of $6.17. However, upon vesting, the options are exercisable only if the volume weighted average price of the Company’s common stock equals or exceeds $9.25 for a period of at least 20 trading days. Issuance of these awards will result in total stock compensation expense of $1.1 million over the requisite service period. No options were issued during the fiscal year ended June 30, 2008.

During the fiscal years ended June 30, 2009 and 2008, a total of 38,620 and 35,604 shares of restricted stock, respectively, were granted to non-employee directors of the Company for FY 2009 and FY 2008 services. All director stock awards vest over one year. Director share-based compensation expense is recognized ratably over the one-year vesting period of those awards.

			Change
(Dollars in Thousands)	2009	2008	$	%
General, administrative and occupancy	$4,651	$5,164	$(513)	(10)%
As of percent of total revenue	15%	15%

General, administrative and occupancy expenses consist primarily of office rentals, travel and entertainment expenses, information technology expenses, and other office related expenses.

The decrease in this expense category was primarily the result of reduced travel related expenses and technology costs, targets of the Company’s expense management and cost control efforts.

Occupancy costs are expected to increase during the next fiscal year as Management is currently in active discussions concerning future space capacity in relation to existing and future staffing levels. It is anticipated that the Company will obtain additional space during the second quarter of fiscal year 2010.

			Change
(Dollars in Thousands)	2009	2008	$	%
Professional service fees	$2,211	$2,481	$(270)	(11)%
As of percent of total revenue	7%	7%

Professional service fees consist primarily of consulting fees, outside legal fees for general corporate legal affairs, independent accountants’ fees, employee placement fees, and other professional services.

A decrease in placement fees was the primary cause for the decline in professional fees and services. The prior year period included placements fees for certain senior level employees. A decrease in legal fees also contributed to the overall decline from the same period a year ago as the prior period included certain legal expenses incurred in the origination of new investment vehicles.

			Change
(Dollars in Thousands)	2009	2008	$	%
Other income	$5,110	$6,049	$(939)	(16)%
As of percent of income before income taxes	60%	61%

Other income primarily includes realized gains and losses on sales of investments, interest income, and rental income from subleased office space.

The prior year period included realized gains of $3.7 million from the sales of marketable securities, realized gains of $0.3 million from the Strategic Data Corporation transaction, approximately $1.3 million of interest income, and $0.6 million of sublease income. The current year includes realized gains of $4.7 million from the Strategic Data Corporation transaction, losses on investments of $0.8 million, approximately $0.5 million of interest income, and $0.6 million of sublease income. Significantly lower short term interest rates during the fiscal year ended June 30, 2009, falling by more than 200 basis points from the previous fiscal year, caused interest income to decline.

The Company does not anticipate other income levels being as high during the next fiscal year.

			Change
(Dollars in Thousands)	2009	2008	$	%
Provision for income taxes	$2,698	$867	$1,831	211%
Effective income tax rate	31.5%	8.8%

Provision for income taxes, as well as the effective income tax rate, significantly increased during the fiscal year ended June 30, 2009 when compared with the prior year. During the prior year, the Company released a valuation allowance of approximately $3.1 million against certain deferred tax assets, primarily deferred stock compensation expense and compensation accruals, as Management believes that these benefits can, more likely than not, be utilized in the future.

The FY 2009 net change in the valuation allowance related to deferred tax assets was a decrease of approximately $0.5 million, primarily related to the utilization of Section 382 losses against current year income. The Company also released valuation allowances previously established against depreciation and leasehold improvement impairments.

FY 2008 Versus FY 2007

			Change
(Dollars in Thousands)	2008	2007	$	%
Operating Revenues
Investment advisory and management fees	$33,634	$22,964	$10,670	46%
Performance fees	172	971	(799)	(82)%
Total operating revenues	$33,806	$23,935	$9,871	41%

The increase in total revenues for the fiscal year ended June 30, 2008 was attributable to an increase in AUM, driven by new business mandates and flows into existing accounts, offset by market depreciation. A reduction in performance-based fees, stemming from reduced overall market returns compared to the prior year, also partially offset the increase.

AUM increased approximately 11% during fiscal year 2008, to $6.6 billion. The average assets under management for the fiscal year ended June 30, 2008 was approximately $6.3 billion compared to approximately $4.6 for the prior year period, an increase of approximately 37%.

A significant percentage of revenues in FY 2008 were derived from two clients, CI and Genworth. CI represented 16% of FY 2008 consolidated revenues while Genworth, through its investments in EPIEX and EPSYX as well as separate account mandates, represented approximately 25%.

			Change
(Dollars in Thousands)	2008	2007	$	%
Employee related costs (excluding share-based compensation)	$17,711	$13,878	$3,833	28%
As of percent of total revenues	52%	58%

Increased employee headcount to support the growth and expansion of the business, coupled with higher incentive based compensation, were the primary reasons for this increase. Employee headcount averaged 46 persons for FY 2008 compared with 40 persons for FY 2007. These expenses for the fiscal year ended June 30, 2008 included $9.4 million of bonuses and sales commissions as compared to $7.3 million for the fiscal year ended June 30, 2007.

			Change
(Dollars in Thousands)	2008	2007	$	%
Share-based compensation	$4,176	$6,267	$(2,091)	(33)%
As of percent of total revenues	12%	26%

Amortization of the shares issued to employee owners in connection with the acquisition of EIP in June 2004, which equaled approximately $3.1 million per year, was completed as of June 30, 2007. This was the primary reason for the reduction in this expense. This reduction was partially offset by amortization of new stock awards.

During the fiscal years ended June 30, 2008 and 2007, a total of 491,528 and 695,893 shares of restricted stock, respectively, were issued to employees. The value of these awards was $5.6 million and $4.3 million, respectively. A total of 61,441 and 87,003 shares of the awards issued in the fiscal years ended June 30, 2008 and 2007, respectively, or approximately 12.5%, were immediately vested. The remaining 87.5% of the shares vest over the subsequent three years. During the fiscal years ended June 30, 2008 and 2007, a total of 163,365 and 26,201 shares, $1.0 million and $0.1 million respectively, were forfeited by terminated employees.

During the fiscal years ended June 30, 2008 and 2007, a total of 35,604 and 66,228 shares of restricted stock, respectively, were granted to non-employee directors of the Company for FY 2008 and FY 2007 services. All director stock awards vest over one year. Director share-based compensation expense is recognized ratably over the one-year vesting period of those awards.

			Change
(Dollars in Thousands)	2008	2007	$	%
General, administrative and occupancy	$5,164	$3,891	$1,273	33%
As of percent of total revenues	15%	16%

Increases in market data service costs due to continued business expansion, increased travel to support distribution efforts, as well as rent on additional office space leased at the Company’s headquarters in February 2007, were the primary contributors of this expense category’s increase.

			Change
(Dollars in Thousands)	2008	2007	$	%
Professional service fees	$2,481	$2,020	$461	23%
As of percent of total revenues	7%	8%

The primary reason for this increase was increased tax consulting services. Increased legal fees in conjunction with our continued business expansion and review of strategic opportunities also contributed to the increase.

			Change
(Dollars in Thousands)	2008	2007	$	%
Other income	$6,049	$10,509	$(4,460)	(42)%
As of percent of income before income taxes	61%	131%

The fiscal year ended June 30, 2008 included realized gains of $3.7 million from the sales of marketable securities, realized gains of $0.3 million from the Strategic Data Corporation transaction, approximately $1.3 million of interest income, and $0.6 million of sublease income.

The fiscal year ended June 30, 2007 included $8.1 million of non-recurring cumulative dividends and realized gains recognized from the disposition of privately held investments (see “Significant Transactions”), approximately $1.3 million of interest income, and $0.6 million of sublease income.

			Change
(Dollars in Thousands)	2008	2007	$	%
Provision for income taxes	$867	$99	$768	NM
Effective income tax rate	8.8%	1.2%

NM — not meaningful

The Company was not subject to regular income tax rates in FY 2007 because of its net operating loss carryforwards, but was obligated to pay tax under the federal alternative minimum tax (“AMT”), which limits the application of net operating loss carryforwards to 90% of taxable income, in addition to certain AMT adjustments.

The Company was subject to regular income tax rates during FY 2008, as the remaining net operating losses available to be utilized by the Company are subject to annual limitations, and were less, in the aggregate, than were available in the prior year. The total provision for income taxes in FY 2008 was significantly reduced by a release of valuation allowances against certain deferred tax assets.

Liquidity and Capital Resources

The Company’s operating cash flows are primarily influenced by the timing and receipt of investment management fees, and the payment of operating expenses, including cash incentive compensation to its employees. Investment management fees are generally collected within 90 days of billing. The Company has traditionally paid cash incentive compensation during the first three months following the fiscal year to certain senior executives, and to other employees during the first three months following the calendar year. Commencing in the fiscal year ended June 30, 2009, the Company began to pay cash incentive compensation to all employees during the first three months following the calendar year. To implement such shift, the Company utilized a six-month stub period for those senior executives.

Investing cash flows are principally influenced by activities to acquire property and equipment, re-investment of earnings from investments in Company-sponsored products, and proceeds from other transactions.

Financing cash flows are predominantly influenced by the payment of common stock dividends and the repurchase of the Company’s common stock. The Company has been making quarterly dividend payments on its common stock since the quarter ended December 31, 2007.

The Company remains committed to growing its business in this challenging market environment and expects that its main uses of cash will be to invest in new products, enhance its distribution network, pay quarterly dividends, acquire shares of its common stock when appropriate, enhance technology infrastructure, and pay corporate operating expenses, which are predominantly variable in nature and therefore fluctuate with revenue and AUM. The Company continues to seek opportunities to prudently reduce its variable costs and discretionary spending wherever possible.

Sources of Liquidity

Sources of funds for the Company’s operations are derived from investment advisory and investment management fees, interest on the Company’s cash and cash equivalents, and sublease income. As of June 30, 2009, the Company had $44.5 million of liquid assets, consisting of $37.0 million of cash and cash equivalents and $7.5 million of accounts receivable to fund its business growth strategy. Given the availability of these funds, the Company does not maintain or anticipate a need for an external source of liquidity.

At June 30, 2009, accounts payable and accrued liabilities, which consist of trade payables, accrued professional fees, and other liabilities, were $0.6 million. Accrued compensation and benefits, which consists primarily of accrued incentive compensation, was $3.6 million. The decrease in accrued incentive compensation from the prior year results from the timing of payments made for certain senior executives as previously indicated.

The Company also realized excess tax benefits of $1.7 million during the fiscal year ended June 30, 2009. Excess tax benefits reduce the amount of income taxes to be paid. Excess tax benefits arise in connection with the Company’s stock compensation. When a restricted stock award vests, the market price on the date the stock vests to the employee may be higher than the original grant-date fair market value of the award. If so, the difference between the cumulative amount that has been recognized through the Statement of Operations and the vesting amount results in an excess tax benefit. Excess tax benefits reduce income taxes payable and increase additional paid-in capital in the period they are recognized.

There is no debt, and management does not foresee any reason to incur debt unless a significant business opportunity warrants such action. The Company’s business does not require it to maintain significant capital balances. Management believes that the sources of liquidity described above will be sufficient to meet the Company’s operating needs for the foreseeable future and will enable it to continue to implement its growth strategy.

Cash Flows

A summary of cash flow data for the fiscal years ended June 30 is as follows (in thousands):

	2009	2008	2007
Cash flows provided by (used in):
Operating activities	$855	$11,349	$2,389
Investing activities	4,596	23,570	(11,451)
Financing activities	(5,832)	(580)	9,925
Net (decrease) increase in cash and cash equivalents	(381)	34,339	863
Cash and cash equivalents at beginning of period	37,436	3,097	2,234
Cash and cash equivalents at end of period	37,055	37,436	3,097
Short-term investments	—	—	21,850
Cash, cash equivalents and short-term investments at end of period	$37,055	$37,436	$24,947
Percent of total assets	67%	69%	63%

Cash Flows from Operating Activities

For FY 2009, net cash provided by operating activities was $0.9 million. The decrease in cash provided by operations reflects the payment of income taxes and the timing of payments of incentive compensation to certain senior executives during FY 2009. The remaining fluctuation from the prior year stems from the change in net income as well as timing differences in the cash settlement of assets and liabilities, particularly the increase in year-end accounts receivable balances. Accounts receivable balances were 18% higher at June 30, 2009 when compared with June 30, 2008 and is reflective of performance fees earned during the fourth quarter ended June 30, 2009, as well as additional clients with quarterly billing arrangements.

For the fiscal years ended June 30, 2008 and June 30, 2007, net cash provided by operating activities improved by $9.0 million and $3.5 million, respectively. The increases resulted from improved operating results and changes in operating assets and liabilities.

Cash Flows from Investing Activities

Cash flows from investing activities totaled $4.6 million and $23.6 million for the fiscal year ended June 30, 2009 and June 30, 2008, respectively. Current year investing activities included receipts of $4.9 million representing the final installment payments from the Strategic Data transaction. The Company also invested approximately $0.3 million into the Epoch Large Cap U.S. Equity fund in January 2009. Prior year investing activities included the funding of approximately $3.6 million into several Company-sponsored products as well as $21.9 million of proceeds from the sale of short-term investments and $5.1 million of proceeds from the sale of shares of marketable securities. In FY 2008, in response to increasing credit quality concerns present in the fixed income securities market, the Company liquidated all of its short-term investments. Proceeds from these liquidations were then invested in cash and cash equivalents. No gains or losses were realized from these liquidations.

During the fiscal year ended June 30, 2007, the Company used $11.5 million in investing activities. Investing cash flows included $6.2 million of proceeds received from the sales of marketable securities. These proceeds, as well as the $10 million received in the private placement of preferred stock, were invested in short-term investments.

Cash Flows from Financing Activities

Cash flows from financing activities primarily reflect the payment of common stock dividends, share buy-backs and the recognition of excess tax benefits on share-based compensation. Cash used for financing activities totaled $5.8 million and $0.6 million for the fiscal years ended June 30, 2009 and June 30, 2008, respectively. The Company initiated the payment of common stock dividends in the quarter ended December 31, 2007 and the share buy-back program in June 2008.

Dividends paid during the fiscal year ended June 30, 2009 were approximately $5.3 million, which includes a special dividend of $2.6 million. During the same period, the Company repurchased 263,900 shares under our authorized repurchase program for approximately $1.9 million. Partially offsetting these financing outflows was the recognition of $1.7 million in excess tax benefits related to the vesting of restricted stock.

Cash used in financing activities for the fiscal year ended June 30, 2008 were primarily related to $2.0 million in payments of dividends offset by excess tax benefits of $1.6 million.

Cash provided from financing activities for the fiscal year ended June 30, 2007 included the $10 million proceeds received from the issuance of the preferred stock.

Working Capital:

The Company’s working capital and current ratio for the past two years is set fourth in the table below (dollars in thousands):

	June 30,		Change
	2009	2008	$	%
Current Assets	$46,152	$44,753	$1,399	3%
Current Liabilities	4,255	7,961	(3,706)	(47)%
Working Capital	$41,897	$36,792	$5,105	14%
Current Ratio(1)	10.8	5.6	5.2	93%

(1)	current assets divided by current liabilities.

Dividends on Common Stock

The Company commenced declaring and paying quarterly cash dividends on its common stock in the quarter ended December 31, 2007. The dividend rate was $0.025 per share per quarter, for each of the quarters ended December 31, 2007, March 31, 2008, and June 30, 2008. A total of $1.5 million of dividends were declared and paid during the fiscal year ended June 30, 2008.

On July 9, 2008, the Board of Directors declared a 20% increase in the quarterly per share dividend rate on the Company’s common stock, from $0.025 per share to $0.03 per share. Quarterly dividends were paid in August and November 2008 as well as February and May 2009. A total of $2.7 million of regular dividends were declared and paid during the fiscal year ended June 30, 2009.

On July 9, 2009, the Board of Directors declared a quarterly cash dividend payable on August 14, 2009 to all shareholders of record at the close of business on July 31, 2009. The Company expects regular quarterly cash dividends going forward to be paid in February, May, August and November of each fiscal year, and anticipates a total annual dividend of $0.12 per common share. However, the actual declaration of future cash dividends, and the establishment of record and payment dates, is subject to determination by the Board of Directors each quarter after its review of the Company’s financial performance, as well as general business conditions, capital requirements, and any contractual, legal and regulatory restrictions. The Company may change its dividend policy at any time.

Special Cash Dividend

As a result of the Company’s strong cash position and debt-free balance sheet, the Board of Directors declared a special cash dividend on December 19, 2008 of $0.12 per share. The dividend was paid on January 15, 2009 to all shareholders of record at the close of business on December 31, 2008. The aggregate dividend payment totaled approximately $2.6 million.

This dividend represented a small portion of the Company’s cash balances, the remainder of which is being utilized to achieve key business objectives in growing its business and providing a reserve for any unstable economic conditions.

Dividends on Preferred Stock

As a result of the November 7, 2006 preferred stock issuance, the Company began paying semi-annual dividends on newly issued Series A Convertible Preferred Stock (“the Preferred Stock”), payable December 31 and June 30 of each year. The semi-annual dividend payments were $230 thousand each June and December. The Company paid $460 thousand in preferred dividends during the fiscal year ended June 30, 2008 and $299 thousand in preferred dividends during the fiscal year end June 30, 2007, which represents dividends for the period from November 7, 2006 through June 30, 2007.

On July 1, 2008, the holder converted the Preferred Stock to 1,666,667 shares of Common Stock. Accordingly, the Preferred Stock has been cancelled and the conversion eliminated the holder’s rights to receive the semi-annual dividends on the Preferred Stock.

Common Stock Repurchase Plan

On June 24, 2008, the Company’s Board of Directors approved the repurchase of up to a maximum of 250,000 shares, or just over 1%, of the Company’s then fully diluted outstanding Common Stock. The repurchase plan called for the repurchases to be made in the open market and/or in privately negotiated transactions from time to time in compliance with applicable laws, rules and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to prevailing market and business conditions. The plan did not obligate the Company to purchase any particular number of shares, and could be suspended or discontinued at any time. The Company completed this repurchase in February 2009.

In March 2009, the Company’s Board of Directors authorized the Company to repurchase up to an additional 250,000 shares, pursuant to the same conditions, except the repurchase plan does not contain an expiration date.

During the fiscal years ended June 30, 2009 and 2008, the Company repurchased 263,900 and 8,900 shares at a weighted average price of $7.36 and $9.25, respectively. All shares repurchased are shown as Treasury stock at cost, in the Stockholders’ equity section of the Consolidated Balance Sheets.

Contractual Obligations

The Company’s headquarters and operations are located in New York, NY. Business is conducted at a location with approximately 10,000 square feet under a long-term lease that expires in September 2015. To accommodate for the growth in business, the Company entered into a sublease agreement for an additional 3,100 square feet at its Company headquarters in February 2007. This sublease expires in June 2010.

The Company is also the primary party to another lease in New York, NY with approximately 8,500 square feet, which expires in November 2010. In January 2002, a sublease agreement was executed with an unrelated third party for this property. While the Company remains responsible under the terms of the original lease, the subtenant has assumed those responsibilities and is performing its obligations under the sublease agreement. Proceeds from the sublease, net of profit sharing with the landlord, offset the Company’s obligations under this lease.

The subtenant has performed its obligations under the sublease agreement and the Company is not aware of any credit issues with the subtenant. As of June 30, 2009, the remaining future minimum payments under this lease total $0.7 million. Future minimum receipts from the subtenant, net of profit sharing with the landlord, total $0.7 million as of June 30, 2009.

During December 2008, in an effort to consolidate marketing efforts and reduce costs, the Company closed its two-employee marketing office in Sherman Oaks, California. The office lease at the California location expired in January 2009.

The Company entered into a three-year employment agreement with its Chief Executive Officer in November 2007, effective January 1, 2008. The agreement calls for a base annual salary of $350 thousand and bonus compensation in accordance with the Company’s bonus and incentive compensation plans then in effect. The agreement also calls for certain payments in the event of termination. The payments could vary depending on the cause of termination and whether or not the Board of Directors elects to enforce the non-compete agreement. The agreement was reviewed and approved by the Company’s Compensation Committee and the Board of Directors. There are no employment contracts with any other officers or employees of the Company.

Summary of Contractual Obligations

The following table summarizes all contractual obligations, including the aforementioned office leases (in thousands):

	Payments Due in Fiscal Years Ended June 30,
	Total	2010	2011 – 2012	2013 – 2014	2015 and Thereafter
Primary New York operations	$4,727	$976	$1,421	$1,434	$896
Subleased New York lease	681	481	200	—	—
Other operating leases	64	47	13	4	—
Total obligations	5,472	1,504	1,634	1,438	896
Sublease income, net(1)	(670)	(574)	(96)	—	—
Net obligations	$4,802	$930	$1,538	$1,438	$896

(1)	amounts are net of landlord profit sharing

Off-Balance Sheet Arrangements

As of June 30, 2009, the Company had no off-balance sheet arrangements.

Significant Transactions

Strategic Data Corporation Transaction

During the fiscal year ended June 30, 2000, J Net Enterprises, Inc. (“J Net”), the predecessor company to Epoch, made an investment in Strategic Data Corp. (“SDC”), a technology-related company that specialized in advertising optimization technology. During the fiscal year ended June 30, 2001, the carrying value of this investment was deemed to be impaired by J Net’s management and written down to zero.

On February 20, 2007, SDC’s stockholders approved the acquisition of its stock by Fox Interactive Media, Inc. (“FIM”). Under the terms of the agreement, FIM acquired all of the outstanding common stock, preferred stock, and vested and unvested stock options of SDC. As a result of the merger, the Company, as a holder of preferred stock of SDC, received an initial cash payment of approximately $2.2 million on March 22, 2007, which was recorded as a realized gain of $1.6 million and dividend income of $0.6 million in the Consolidated Statements of Operations for FY 2007.

The SDC merger also called for contingent payments, upon the achievement of certain targets and milestones, payable over a period of approximately 3.5 years from the closing, as well as release of an escrow fund. The first target measurement date was November 2007 and the Company accrued approximately $344 thousand at that time. The Company received those proceeds during the quarter ended March 31, 2008. The second target measurement date was June 2008 and the Company accrued an additional $200 thousand at that time, the proceeds of which were received during the quarter ended September 30, 2008. Both amounts have been included in Realized gains on investments in the Consolidated Statement of Operations for FY 2008.

The merger agreement was subsequently amended during the quarter ended December 31, 2008 to provide for a final settlement of all contingent payments by December 31, 2008. As such, additional payments totaling $4.7 million were received in December 2008. These payments represented the final contingent payments and are included in Realized gains on investments in the Consolidated Statements of Operations for FY 2009. There are no further rights to any payments.

eStara Transaction

During the fiscal year ended June 30, 2000, J Net made an investment in eStara, Inc. (“eStara”), a technology-related company that provided conversion and tracking solutions to enhance on-line sales. During fiscal year ended June 30, 2003, J Net’s management concluded its ability to recover its investment was remote and wrote down the remaining carrying value to zero. On October 2, 2006, eStara’s stockholders approved the acquisition of its stock by Art Technology Group, Inc. (NASDAQ ticker symbol “ARTG”). Under the terms of the agreement, ARTG acquired all of the outstanding common stock, preferred stock, and vested and unvested stock options of eStara.

In exchange for the eStara preferred shares held, the Company received 2,431,577 common shares of ARTG and $267 thousand in cash. The common shares received from ARTG were subject to a lock-up agreement pursuant to which the shares were released to the Company in equal monthly installments over a period of 12 months, which commenced January 2007.

During the FY 2008, the Company sold approximately 1.4 million shares of ARTG and recognized realized gains of approximately $3.7 million. Upon sale, these gains were reclassified, in accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (FASB ASC320-10), from Accumulated other comprehensive income (loss) a separate component of stockholders’ equity, to Realized gains on investments in the Consolidated Statements of Operations. All of the remaining shares of ARTG were sold before the end of FY 2008.

For the fiscal year ended June 30, 2007, realized gains of $0.2 million and dividend income of $2.4 million were recognized for cash and common shares received as payment for the cumulative dividends on the eStara preferred stock. Additionally, the Company sold approximately 1.0 million shares of ARTG and recorded realized gains of approximately $1.5 million.

Tellme Corporation Transaction

During the fiscal year ended June 30, 2001, J Net made an investment in Tellme Networks, Inc. (“Tellme”), a technology-related company that specialized in voice technologies. The investment in Tellme was reduced from $2.0 million to $157 thousand at June 1, 2004, in connection with the Company’s acquisition of EIP.

On March 12, 2007, Tellme announced an agreement by Microsoft Corporation to acquire all of the outstanding common stock, preferred stock, and vested and unvested stock options of Tellme. This merger closed on April 30, 2007. As a result of the merger, the Company, as a holder of preferred stock of Tellme, received a cash payment of approximately $2.0 million during the quarter ended June 30, 2007. Accordingly, approximately $1.8 million was included in Realized gains on investments in the Consolidated Statements of Operations for FY 2007.

Fair Value Measurements

The fair value of the Company’s financial assets is determined in accordance with the fair value hierarchy established in SFAS No. 157, Fair Value Measurements (“SFAS 157”). The Company’s financial assets recorded at fair value consist of available-for-sale investments. Fair values for these investments are determined based upon unadjusted quoted market prices. These investments trade on financial exchanges, with active daily prices. Management believes that there is no credit risk associated with these investments.

The gross unrealized losses from available-for-sale securities were primarily caused by overall weakness in the financial markets and world economy. The securities are expected to recover their value over time. Management has the intent, and ability to hold these investments until such recovery occurs.

The Company does not hold any derivative instruments or financial liabilities. See Note 6 to the Consolidated Financial Statements for a further discussion on Fair Value Measurements.

Critical Accounting Estimates

The Company’s consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”). In connection with the preparation of the Company’s financial statements, management is required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and disclosure of contingent assets and liabilities. Management bases their assumptions, estimates and judgments on historical experience, current trends and other factors that it feels to be relevant at the time the Company’s consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that the Company’s financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

The Company’s significant accounting policies and estimates are discussed in Note 2, Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Management believes that the following accounting estimates are the most subjective, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of the Company’s Board of Directors.

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

Share-Based Compensation

The Company commenced issuing options to purchase shares of common stock to employees of the Company during the fiscal year ended June 30, 2009. The Company values stock options based upon the Black-Scholes option-pricing model and recognizes this value as an expense over the requisite service period. Implementation of the Black-Scholes option-pricing model requires the Company to make certain assumptions, including expected volatility, risk-free interest rate, expected dividend yield and expected life of the options. The Company utilized assumptions that it believed to be most appropriate at the time of the valuation.

Management makes certain assumptions when recognizing share-based compensation, net of forfeitures. If actual events were to differ from management’s assumptions, differences could potentially be material.

Recently Issued Accounting Standards

FASB Codification:

SFAS No. 168.  In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”) (FASB ASC 105-10). SFAS 168 replaces all previously issued accounting standards and establishes the FASB Accounting Standards CodificationTM (“FASB ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. SFAS 168 is effective for all interim and annual periods ending after September 15, 2009. The FASB ASC is not intended to change existing U.S. GAAP. The adoption of this pronouncement will only result in changes to the Company’s financial statement disclosure references. As such, the adoption of this pronouncement has no effect on the Company’s consolidated financial position, results of operations, or cash flows.

In order to facilitate the transition to the FASB ASC, the Company has elected to show all references to U.S. GAAP within this report on Form 10-K as usual along with a parenthetical FASB ASC reference.

Fair Value Measurements:

SFAS No. 157.  In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”) (FASB ASC 820-10). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 was effective for the Company July 1, 2008. SFAS 157 establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and to minimize the use of unobservable inputs when measuring fair value. The adoption of SFAS 157 did not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

SFAS No. 159.  In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) (FASB ASC 825-10). SFAS 159 permits certain financial assets and financial liabilities to be measured at fair value, using an instrument-by-instrument election. The initial effect of adopting SFAS 159 must be accounted for as a cumulative effect adjustment to opening retained earnings for the fiscal year of adoption. Retrospective application to fiscal years preceding the effective date is not permitted. SFAS 159 was effective for the Company July 1, 2008. The adoption of SFAS 159 did not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

FSP No. 157-3.  In October 2008, the FASB issued FASB Staff Position (“FSP”) 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”) (FASB ASC 820-10). FSP 157-3 does not reinterpret or change SFAS 157’s existing principles but rather is intended to enhance comparability and consistency in fair value measurements of financial assets that trade in markets that are inactive. FSP 157-3 primarily re-asserts that when the market is inactive, management is not required to use thinly traded quotes or quotes reflecting distressed prices. Rather, management should look to other means to estimate fair value, such as the “income approach,” which discounts the estimated cash flows and results in a Level 3 classification because the inputs are not observable. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate. FSP 157-3 was effective immediately upon issuance. The Company does not currently own such investment instruments and, as such, the adoption of this pronouncement had no effect on its consolidated financial position, results of operations, or cash flows.

FSP FAS No. 157-4.  In April 2009, the FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS No. 157-4”) (FASB ASC 820-10-65-4). FSP FAS No. 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157, when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS No. 157-4 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company adopted FSP FAS No. 157-4 during the quarter ended March 31, 2009. The adoption of this pronouncement had no effect on its consolidated financial position, results of operations, or cash flows.

FSP FAS No. 107-1/APB 28-1.  In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS No. 107-1/APB 28-1”) (FASB ASC 825-10-65-1). The FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted FSP FAS No. 107-1/APB 28-1 during the quarter ended March 31, 2009. The adoption of this pronouncement had no effect on its consolidated financial position, results of operations, or cash flows.

Other Than Temporary Impairments:

FSP FAS 115-2 and FSP FAS 124-2.  In April 2009, the FASB issued FSP FAS No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS No. 115-2 and

FSP FAS No. 124-2”) (FASB ASC 320-10-65-1). This standard provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. FSP FAS No. 115-2 and FSP FAS No. 124-2 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company adopted FSP FAS No. 115-2 and FSP FAS No. 124-2 during the quarter ended March 31, 2009. The adoption of this pronouncement had no effect on its consolidated financial position, results of operations, or cash flows.

SAB No. 111.  In April 2009, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 111 (“SAB 111”) (FASB ASC 320-10-S99-1) on Other-Than-Temporary Impairments. SAB 111 amends Topic 5.M. in the Staff Accounting Bulletin Series entitled Other-Than-Temporary Impairment of Certain Investments in Debt and Equity Securities (“Topic 5. M.”). SAB 111 maintains the SEC staff’s previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope. The Company elected to adopt SAB 111 during the quarter ended March 31, 2009. The adoption of this pronouncement had no effect on its consolidated financial position, results of operations, or cash flows.

Earnings per Share:

FSP EITF No. 03-6-1.  In June 2008, the FASB issued FSP EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FASB ASC 260-10). FSP EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, Earnings per Share (FASB ASC 260-10-05). FSP EITF No. 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF No. 03-6-1 is effective for the Company July 1, 2009; earlier application is not permitted. The Company has completed its evaluation of the impact of FSP EITF No. 03-6-1 and has determined that its adoption will have no effect on its consolidated financial position, results of operations, or cash flows.

Subsequent Events:

SFAS No. 165.  In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”) (FASB ASC 105-10). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS 165 provides clarity around the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosure that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim and annual financial reporting periods ending after June 15, 2009 and shall be applied prospectively. The Company adopted SFAS 165 for the annual financial reporting period ending June 30, 2009. The adoption of SFAS No. 165 did not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows. See Note 16, Subsequent Events, to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, the Company’s financial position is subject to different types of risk, including market risk. Market risk is the risk that the Company will incur losses primarily due to adverse changes in equity prices. Management is responsible for identifying, assessing and managing market and other risks. The following information, together with information included in other parts of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, illustrate the significant characteristics of certain items that have market risk to the Company.

AUM Market Price Risk

As noted in “Risk Factors” in Item 1A, the Company’s predominant exposure to market risk is directly related to its role as an investment adviser for the mutual funds and separate accounts the Company manages. Changes in the value of assets managed will impact the level of management and performance fee revenues.

Approximately 55% of the Company’s revenue is derived from daily net asset values, while the remaining 45% of revenue is derived from market values of AUM at the end of the quarter. Declines in equity security market prices could cause revenues to decline because of lower investment management fees by causing:

•	the value of AUM to decrease.
•	the returns realized on AUM to decrease, impacting performance fees.
•	clients to withdraw funds in favor of investments in markets that they perceive to offer greater opportunity.

Underperformance of client accounts relative to competing products could exacerbate these factors.

The management of market risk on behalf of our clients, and the impact on fees to the Company, is a significant focus for us and we use a variety of risk measurement techniques to identify and manage market risk.

Corporate Investments Market Risk

The Company is exposed to fluctuations in the market price of its investments. Investments consist of investments in Company-sponsored investment vehicles, including mutual funds, an investment product separate account, and a limited liability company. Investments the Company makes are generally seed capital or to establish a performance track record. The Company does not hedge its market risk related to these securities and does not intend to do so in the future.

At June 30, 2009 and 2008, respectively, the Company performed a sensitivity analysis to assess the potential loss in the fair value of these market-risk sensitive securities. The following table represents the estimated impact on the Company’s financial position assuming a hypothetical 10% decline in associated market indices (in thousands):

	Fair Value	Fair Value Assuming 10% Decline	Decrease in Stockholders’ Equity(1)
At June 30, 2009:
Available-for-sale securities:
Epoch Global All Cap separate account	$2,058	$1,890	$168
Company-sponsored mutual funds	806	737	69
Equity method:
Epoch Global Absolute Return Fund, LLC	388	357	31
Total Investments	$3,252	$2,984	$268
At June 30, 2008:
Available-for-sale securities:
Epoch Global All Cap separate account	$2,748	$2,484	$264
Company-sponsored mutual funds	733	669	64
Equity method:
Epoch Global Absolute Return Fund, LLC	478	447	31
	$3,959	$3,600	$359

(1)	Investments in the Company-sponsored mutual funds and the Epoch Global All-Cap separate account are classified as available-for-sale securities. Unrealized gains or losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income (loss) as a separate component of stockholders’ equity until realized. The investment in the Epoch Global Absolute Return Fund, LLC is accounted for using the equity method, under which the Company’s share of net realized and unrealized earnings or losses from the limited liability company is reflected in income.

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

The Company consistently monitors the quality of the institution where its cash is deposited, the balance of which, at times, may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Presently, the Company neither participates in hedging activities nor does it have any derivative financial instruments.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary financial information required by this Item are listed in the Index to Financial Statements below:

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA
AND FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements:
Report of Management on Internal Control over Financial Reporting	46
Report of Independent Registered Public Accounting Firm	47
Consolidated Balance Sheets at June 30, 2009 and 2008	48
Consolidated Statements of Operations for the Years Ended June 30, 2009, 2008 and 2007	49
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended June 30, 2009, 2008 and 2007	50
Consolidated Statements of Cash Flows for the Years Ended June 30, 2009, 2008 and 2007	51
Notes to Consolidated Financial Statements	52
(2) Supplementary Data:
Quarterly Financial Information (Unaudited) for the years ended June 30, 2009 and 2008.	73
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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on that assessment, management has concluded that, as of June 30, 2009, the Company’s internal control over financial reporting is effective.

CF & Co., L.L.P., an independent registered public accounting firm, has issued an attestation report on the effective operation of Epoch Holding Corporation and Subsidiaries’ internal control over financial reporting as of June 30, 2009. As stated in their report appearing herein, CF & Co., L.L.P. has expressed an unqualified opinion on the effective operation of internal control over financial reporting as of June 30, 2009.

September 14, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Epoch Holding Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Epoch Holding Corporation and Subsidiaries as of June 30, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2009. We also have audited Epoch Holding Corporation and Subsidiaries’ internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Epoch Holding Corporation and Subsidiaries’ management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management report on internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Epoch Holding Corporation and Subsidiaries as of June 30, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2009, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Epoch Holding Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

CF & Co., L.L.P.
Dallas, Texas
September 14, 2009

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	June 30,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$37,055	$37,436
Accounts receivable	7,523	6,391
Deferred income taxes, net – (Note 13)	528	271
Prepaid and other current assets	1,046	655
Total current assets	46,152	44,753
Property and equipment, net of accumulated depreciation of $1,803 and $1,369, respectively	1,275	1,689
Security deposits	1,119	1,104
Deferred income taxes, net – (Note 13)	3,209	2,844
Investments (cost of $3,559 and $4,187, respectively) – (Note 5)	3,252	3,959
Total assets	$55,007	$54,349
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$636	$884
Accrued compensation and benefits	3,573	5,630
Income taxes payable	46	1,447
Total current liabilities	4,255	7,961
Deferred rent	728	813
Subtenant security deposit	234	230
Total liabilities	5,217	9,004
Commitments and contingencies – (Note 8)
Stockholders’ equity:
Preferred stock, series A convertible, $1 par value per share, 1,000,000 shares authorized; -0- and 10,000 shares issued and outstanding at June 30, 2009 and 2008, respectively – (Note 9)	—	10
Common stock, $0.01 par value per share, 60,000,000 shares authorized; 22,502,992 issued and 22,198,811 outstanding at June 30, 2009 and 20,299,585 shares issued and 20,290,685 outstanding at June 30, 2008, respectively	225	203
Additional paid-in capital	50,848	44,745
Retained earnings	1,256	698
Accumulated other comprehensive loss	(307)	(228)
Treasury stock, at cost (304,181 and 8,900 shares, respectively)	(2,232)	(83)
Total stockholders’ equity	49,790	45,345
Total liabilities and stockholders’ equity	$55,007	$54,349

The accompanying notes are an integral part of these consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share Data)

	For the Years Ended June 30,
	2009	2008	2007
Operating Revenues:
Investment advisory and management fees	$30,535	$33,634	$22,964
Performance fees	624	172	971
Total operating revenues	31,159	33,806	23,935
Operating expenses:
Employee related costs (excluding share-based compensation)	15,919	17,711	13,878
Share-based compensation	4,496	4,176	6,267
General, administrative and occupancy	4,651	5,164	3,891
Professional fees and services	2,211	2,481	2,020
Depreciation and amortization	434	420	396
Total operating expenses	27,711	29,952	26,452
Operating income (loss)	3,448	3,854	(2,517)
Other income: – (Note 12)
Realized gains on investments	3,889	4,169	5,176
Dividend income	49	46	2,942
Interest and other income	1,172	1,834	2,391
Total other income	5,110	6,049	10,509
Income before income taxes	8,558	9,903	7,992
Provision for income taxes – (Note 13)	2,698	867	99
Net income	5,860	9,036	7,893
Preferred stock dividends	—	460	299
Non-cash charge attributable to beneficial conversion feature of preferred stock – (Note 9)	—	—	700
Net income available to common stockholders for basic earnings per share	$5,860	$8,576	$6,894
Earnings per share – (Note 14)
Basic	$0.26	$0.42	$0.35
Diluted	$0.26	$0.41	$0.35
Weighted Average Shares Outstanding:
Basic	22,133	20,181	19,726
Diluted	22,133	21,911	20,807
Cash dividends declared per share	$0.24	$0.075	$—-

The accompanying notes are an integral part of these consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended June 30, 2009, 2008 and 2007
(Dollars and Shares in Thousands)

	Preferred Stock Series A Convertible		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balances at June 30, 2006	—	$—	19,154	$191	$21,915	$(13,251)	$—	—	$—	$8,855
Net income						7,893				7,893
Net unrealized gains on available-for-sale securities							4,045			4,045
Reclassification of gains included in net income							(1,543)			(1,543)
Comprehensive income										10,395
Issuance and forfeitures of restricted common stock			735	7	505	—		—	—	512
Amortization of unearned share-based compensation			—	—	5,755	—		—	—	5,755
Issuance of common stock upon exercise of stock options			46	1	313	—		—	—	314
Issuance of series A convertible preferred stock	10	10			9,990					10,000
Preferred stock issuance cost					(89)					(89)
Preferred stock dividends						(299)				(299)
Beneficial conversion feature associated with preferred stock – (Note 9)					700	(700)				—
Balances at June 30, 2007	10	10	19,935	199	39,089	(6,357)	2,502	—	—	35,443
Net income						9,036				9,036
Net unrealized gains on available-for-sale securities							864			864
Reclassification of gains included in net income							(3,594)			(3,594)
Comprehensive income										6,306
Issuance and forfeitures of restricted common stock			364	4	331	—		—	—	335
Amortization of unearned share-based compensation			—	—	3,841	—		—	—	3,841
Preferred stock dividends						(460)				(460)
Common stock dividends ($0.075 per share)						(1,521)				(1,521)
Income tax benefit from dividends paid on unvested shares					43					43
Net loss on sales of shares for employee withholding					(133)					(133)
Repurchase of common shares			(9)					9	(83)	(83)
Excess income tax benefit from vesting of restricted shares					1,574					1,574
Balances at June 30, 2008	10	10	20,290	203	44,745	698	(228)	9	(83)	45,345
Net income						5,860				5,860
Net unrealized losses on available-for-sale securities							(915)			(915)
Reclassification of realized losses included in net income							836			836
Comprehensive income										5,781
Issuance and forfeitures of restricted common stock			536	5	295	—		—	—	300
Amortization of unearned share-based compensation			—	—	4,196	—		—	—	4,196
Conversion of preferred stock – (Note 9)	(10)	(10)	1,667	17	(7)	—	—	—	—	—
Common stock dividends ($0.24 per share) – (Note 15)						(5,302)				(5,302)
Income tax benefit from dividends paid on unvested shares					112					112
Net loss on sales of shares for employee withholding					(203)					(203)
Repurchase of common shares			(295)					295	(2,149)	(2,149)
Excess income tax benefit from vesting of restricted shares					1,710					1,710
Balances at June 30, 2009	—	$—	22,198	$225	$50,848	$1,256	$(307)	304	$(2,232)	$49,790

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	For the Years Ended June 30,
	2009	2008	2007
Cash flows from operating activities:
Net income	$5,860	$9,036	$7,893
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(622)	(3,115)	—
Share-based compensation	4,496	4,176	6,267
Depreciation and amortization	434	420	396
Realized gains on investments	(3,889)	(4,169)	(5,176)
Equity in net loss from limited liability company	90	22	—
Excess income tax benefit from vesting of restricted shares – (Note 13)	(1,710)	(1,574)	—
Income tax benefit from payment of dividends on unvested shares	(112)	(43)	—
Dividend income received in stock	—	—	(2,240)
(Increase) decrease in operating assets:
Accounts receivable	(1,132)	(98)	(3,807)
Prepaid and other current assets	(591)	11	(150)
(Decrease) increase in operating liabilities:
Accounts payable and accrued liabilities	(248)	(17)	(522)
Accrued compensation and benefits	(2,057)	3,820	(258)
Income taxes payable	421	2,965	99
Deferred rent	(85)	(85)	(113)
Net cash provided by operating activities	855	11,349	2,389
Cash flows from investing activities:
Proceeds from other transactions – (Note 12)	4,938	375	—
Investments in Company-sponsored products and other investments, net	(311)	(3,616)	(754)
Capital expenditures	(20)	(96)	(394)
Security deposits, net	(11)	(25)	(100)
Purchases and sales of short-term investments, net	—	21,850	(16,450)
Proceeds from sales of marketable securities – (Note 12)	—	5,082	6,247
Net cash provided by (used in) investing activities	4,596	23,570	(11,451)
Cash flows from financing activities:
Common stock dividends	(5,302)	(1,521)	—
Repurchase of common stock	(2,149)	(83)	—
Excess income tax benefit from vesting of restricted shares – (Note 13)	1,710	1,574	—
Income tax benefit from payment of dividends on unvested shares	112	43	—
Net loss on sale of shares for employee withholding	(203)	(133)	—
Preferred stock dividends	—	(460)	(299)
Proceeds from issuance of Series A convertible preferred stock	—	—	10,000
Proceeds from stock option exercise	—	—	313
Preferred stock issuance costs	—	—	(89)
Net cash (used in) provided by financing activities	(5,832)	(580)	9,925
Net (decrease) increase in cash and cash equivalents during year	(381)	34,339	863
Cash and cash equivalents at beginning of year	37,436	3,097	2,234
Cash and cash equivalents at end of year	$37,055	$37,436	$3,097
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,361	$1,016	$—
Supplemental disclosures of non-cash investing activities:
Change in accumulated other comprehensive income	$(79)	$(2,730)	$2,502

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2009, 2008, and 2007

Note 1 — Organization

Business:

Epoch Holding Corporation (“Epoch” or the “Company”), a Delaware corporation, is a holding company whose sole line of business is investment advisory and investment management services. The operations of the Company are conducted through its wholly owned subsidiary, Epoch Investment Partners, Inc. (“EIP”). EIP is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”). EIP provides investment advisory and investment management services to retirement plans, mutual funds, endowments, foundations and high net worth individuals. Headquartered in New York, NY, the Company’s current product offerings include U.S. All Cap Value, U.S. Value, U.S. Smid (small/mid) Cap Value, U.S. Small Cap Value, U.S. Choice, Global Small Cap Value, Global Absolute Return, Global Choice, Global All Cap, International Small Cap, Balanced, and Global Equity Shareholder Yield.

Unless specifically stated otherwise, references to FY 2009, FY 2008 and FY 2007 refer to the fiscal years ended June 30, 2009, June 30, 2008, and June 30, 2007, respectively.

Business Segments:

The Company’s sole line of business is the investment advisory and investment management business. There are no other operating or reportable segments.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation:

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Unearned share-based compensation has been reclassified to Additional paid-in capital in the prior period financial statements to conform to the current year presentation.

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

Financial Instruments with Concentration of Credit Risk:

The financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, and investments. Epoch invests its cash and cash equivalents with high-credit quality financial institutions in amounts, which, at times, may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.

Cash Equivalents:

Cash equivalents are highly liquid investments in money market funds consisting of short-term securities of the U.S. government and its agencies with original maturities of 90 days or less when acquired.

Property and Equipment:

The costs of leasehold improvements are capitalized and such costs are amortized on a straight-line basis over the shorter of their estimated useful lives or lease term, as applicable. All other capital assets are recorded at cost and such costs are depreciated on a straight-line basis over their estimated useful lives. Generally, the useful lives are approximately 3 to 7 years for equipment and office furniture, 1 to 3 years for

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2009, 2008, and 2007

Note 2 — Summary of Significant Accounting Policies  – (continued)

purchased software, and 3 to 10 years for leasehold improvements and exclude option periods, if any. Repairs and maintenance costs are charged to expense as incurred. Upon sale or disposition of property and equipment, the cost and related accumulated depreciation amounts are removed from the accounts and any resulting gain or loss is recognized in operations.

Investments:

The Company holds investments in four Company-sponsored mutual funds - the Epoch Global Equity Shareholder Yield Fund (“EPSYX”), the Epoch U.S. All Cap Equity Fund (“EPACX”), the Epoch International Small Cap Fund (“EPIEX”), and the Epoch U.S. Large Cap Equity Fund (“EPLCX”). The Company also holds investments in the Epoch Global Absolute Return Fund, LLC and in a separate account of Epoch’s Global All Cap product. The Company intends to hold these investments for a period in excess of one year.

The investments in the Company-sponsored mutual funds and the separate account of Epoch’s Global All Cap product are accounted for as available-for-sale securities. Any resulting change in market value is recorded as unrealized gain or loss in Accumulated other comprehensive income (loss), a separate component of stockholders’ equity.

Realized gains and losses from the available-for-sale securities are included in Other income in the Consolidated Statements of Operations using the specific identification method.

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

Financial Instruments that Approximate Fair Value:

Statement of Financial Accounting Standard (“SFAS”) No. 107, Disclosure about Fair Value of Financial Instruments (FASB ASC 825-10), requires disclosure of estimated fair values of certain financial instruments, both on and off the consolidated balance sheets. The method and assumptions are as follows:

Cash and Cash Equivalents:

Cash and cash equivalents include cash in checking and money market accounts, as well as highly liquid investments in money market funds consisting of short-term securities of the U.S. government and its agencies. Cash equivalents are stated at cost, which approximates fair value due to their short maturity.

Security Deposits:

Security deposits are funds held in certificates of deposit as required by the lessors of the Company’s leased and sub-leased office premises. These investments mature, and are renewed, in one-year intervals, and accordingly are valued at cost plus accrued interest, which approximates fair value.

Other Financial Instruments:

Accounts receivable, accounts payable and accrued liabilities are stated at cost, which approximates fair value due to their short maturities.

Treasury Stock:

Treasury stock is accounted for under the cost method and is included as a deduction from equity in the Stockholders’ Equity section of the Consolidated Balance Sheets.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2009, 2008, and 2007

Note 2 — Summary of Significant Accounting Policies  – (continued)

Revenue Recognition:

Investment advisory and management fees are recognized as services are provided, pursuant to specific terms contained in advisory or sub-advisory contracts between EIP and its clients. Such contracts generally call for revenue to be determined as a percentage of assets under management (“AUM”). Separate account fees are billed on a quarterly basis, in arrears, generally based on the account’s asset value at the end of the quarter. Fees for services performed for mutual funds under advisory and sub-advisory contracts are calculated based upon the daily net asset values of the respective fund, and are generally received in arrears. Advance payments, if received, are deferred and recognized during the periods for which services are provided.

The Company also has certain contracts which contain “incentive clauses” that allow the Company to earn performance fees in the event that investment returns meet or exceed targeted amounts specified in the contracts. Revenues for these incentives are recognized only when such performance targets are met or exceeded at the end of the measurement period. Due to the inability to forecast financial markets, no revenues are recognized until the measurement period ends, even when investment returns are exceeding the contractual targets within the measurement period.

Share-Based Compensation:

The Company has issued restricted stock to employees and directors of the Company, and options to purchase shares of stock to employees of the Company in accordance with our Amended and Restated 2004 Omnibus Long-Term Incentive Compensation Plan. Share-based payments are accounted for in accordance with SFAS 123R, Share-based Compensation (FASB ASC 718-10), using the fair value method.

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

Leases:

Rentals under operating leases, where the lessor retains substantially all the risks and benefits of ownership of the asset, are charged evenly to expense over the lease term. Benefits received and receivable, as an incentive to enter an operating lease, are also spread evenly over the lease term.

Income Taxes:

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”) (FASB ASC 740-10). SFAS 109 requires that deferred tax assets and liabilities arising from temporary differences between book and tax basis be recognized using the enacted statutory tax rates and laws that will be in effect when such differences are expected to reverse. Deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years. Deferred tax liabilities are recognized for temporary differences that will result in taxable income in future years. SFAS 109 requires a reduction in deferred tax assets if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Any potential interest and penalty associated with a tax contingency, should one arise, would be included as a component of income tax expense in the period in which the assessment arises.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2009, 2008, and 2007

Note 2 — Summary of Significant Accounting Policies  – (continued)

Excess tax benefits and shortfalls related to share-based compensation are recognized as additional paid in capital. If the Company does not have additional paid-in capital credits (cumulative tax benefits recorded to additional paid-in capital), the Company will record an expense for any deficit between recorded tax benefits and tax return benefit. At June 30, 2009, the Company had sufficient excess additional paid-in capital credits to absorb potential deficits between recorded tax benefits and tax return benefits (see Note 13).

Earnings per Common Share:

Basic earnings per share (“EPS”) is calculated by dividing net earnings applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect, if any, of the common stock deliverable pursuant to stock options or, for the prior years’ presented, the common stock issuable upon the conversion of the convertible preferred stock.

Comprehensive Income:

Total comprehensive income is reported in the Consolidated Statement of Changes in Stockholders’ Equity and includes net income and, for investment securities available-for-sale, the change in unrealized gains (losses) and the reclassification of realized gains (losses) to net income.

Recently Issued Accounting Standards

FASB Codification:

SFAS No. 168.  In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”) (FASB ASC 105-10). SFAS 168 replaces all previously issued accounting standards and establishes the FASB Accounting Standards CodificationTM (“FASB ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. SFAS 168 is effective for all interim and annual periods ending after September 15, 2009. The FASB ASC is not intended to change existing U.S. GAAP. The adoption of this pronouncement will only result in changes to the Company’s financial statement disclosure references. As such, the adoption of this pronouncement has no effect on the Company’s consolidated financial position, results of operations, or cash flows.

In order to facilitate the transition to the FASB ASC, the Company has elected to show all references to U.S. GAAP within this report on Form 10-K as usual along with a parenthetical FASB ASC reference.

Fair Value Measurements:

SFAS No. 157.  In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”) (FASB ASC 820-10). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 was effective for the Company July 1, 2008. SFAS 157 establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and to minimize the use of unobservable inputs when measuring fair value. The adoption of SFAS 157 did not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

SFAS No. 159.  In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) (FASB ASC 825-10). SFAS 159 permits certain financial assets and financial liabilities to be measured at fair value, using an instrument-by-instrument election. The initial effect of adopting SFAS 159 must be accounted for as a cumulative effect adjustment to opening retained

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2009, 2008, and 2007

Note 2 — Summary of Significant Accounting Policies  – (continued)

earnings for the fiscal year of adoption. Retrospective application to fiscal years preceding the effective date is not permitted. SFAS 159 was effective for the Company July 1, 2008. The adoption of SFAS 159 did not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

FSP No. 157-3.  In October 2008, the FASB issued FASB Staff Position (“FSP”) 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”) (FASB ASC 820-10). FSP 157-3 does not reinterpret or change SFAS 157’s existing principles but rather is intended to enhance comparability and consistency in fair value measurements of financial assets that trade in markets that are inactive. FSP 157-3 primarily re-asserts that when the market is inactive, management is not required to use thinly traded quotes or quotes reflecting distressed prices. Rather, management should look to other means to estimate fair value, such as the “income approach,” which discounts the estimated cash flows and results in a Level 3 classification because the inputs are not observable. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate. FSP 157-3 was effective immediately upon issuance. The Company does not currently own such investment instruments and, as such, the adoption of this pronouncement had no effect on its consolidated financial position, results of operations, or cash flows.

FSP FAS No. 157-4.  In April 2009, the FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS No. 157-4”) (FASB ASC 820-10-65-4). FSP FAS No. 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157, when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS No. 157-4 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company adopted FSP FAS No. 157-4 during the quarter ended March 31, 2009. The adoption of this pronouncement had no effect on its consolidated financial position, results of operations, or cash flows.

FSP FAS No. 107-1/APB 28-1.  In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS No. 107-1/APB 28-1”) (FASB ASC 825-10-65-1). The FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted FSP FAS No. 107-1/APB 28-1 during the quarter ended March 31, 2009. The adoption of this pronouncement had no effect on its consolidated financial position, results of operations, or cash flows.

Other Than Temporary Impairments:

FSP FAS 115-2 and FSP FAS 124-2.  In April 2009, the FASB issued FSP FAS No. 115-2 and FSP FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS No. 115-2 and FSP FAS No. 124-2”) (FASB ASC 320-10-65-1). This standard provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. FSP FAS No. 115-2 and FSP FAS No. 124-2 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company adopted FSP FAS No. 115-2 and FSP FAS No. 124-2 during the quarter ended March 31, 2009. The adoption of this pronouncement had no effect on its consolidated financial position, results of operations, or cash flows.

SAB No. 111.  In April 2009, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 111 (“SAB 111”) (FASB ASC 320-10-S99-1) on Other-Than-Temporary Impairments. SAB 111 amends Topic 5.M. in the Staff Accounting Bulletin Series entitled Other-Than-Temporary Impairment of

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2009, 2008, and 2007

Note 2 — Summary of Significant Accounting Policies  – (continued)

Certain Investments in Debt and Equity Securities (“Topic 5.M.”). SAB 111 maintains the SEC staff’s previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope. The Company elected to adopt SAB 111 during the quarter ended March 31, 2009. The adoption of this pronouncement had no effect on its consolidated financial position, results of operations, or cash flows.

Earnings per Share:

FSP EITF No. 03-6-1.  In June 2008, the FASB issued FSP EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FASB ASC 260-10). FSP EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, Earnings per Share (FASB ASC 260-10-05). FSP EITF No. 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF No. 03-6-1 is effective for the Company July 1, 2009; earlier application is not permitted. The Company has completed its evaluation of the impact of FSP EITF No. 03-6-1 and has determined that its adoption will have no effect on its consolidated financial position, results of operations, or cash flows.

Subsequent Events:

SFAS No. 165.  In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”) (FASB ASC 105-10). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS 165 provides clarity around the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosure that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim and annual financial reporting periods ending after June 15, 2009 and shall be applied prospectively. The Company adopted SFAS 165 for the annual financial reporting period ending June 30, 2009. The adoption of SFAS No. 165 did not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows. See Note 16, Subsequent Events.

Note 3 — Accounts Receivable

The Company’s accounts receivable balances do not include an allowance for doubtful accounts for the periods presented and there have been no bad debt expenses recognized during the fiscal years ended June 30, 2009, 2008 and 2007, respectively. Management believes these receivables are fully collectible.

Significant Customers and Contracts:

For the twelve months ended June 30, 2009, CI Investments Inc. (“CI”), a Canadian-owned investment management company, and Genworth Financial Asset Management, Inc. (“Genworth”), an investment adviser, through its investments in the Epoch International Small Cap Fund (“EPIEX”) and the Epoch Global Equity Shareholder Yield Fund (“EPSYX”), as well as separate account mandates, each accounted for approximately 13% of revenue. The Company’s services and relationships with these clients are important to the Company’s ongoing growth strategy, and retention of these clients is significant to the ongoing results of operations of the Company.

During FY 2008, CI accounted for approximately 16% of FY 2008 consolidated revenues while Genworth accounted for approximately 25%. During FY 2007, CI accounted for approximately 17% of FY 2007 consolidated revenues while Genworth accounted for approximately 24%.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2009, 2008, and 2007

Note 4 — Property and Equipment

As of June 30, 2009 and 2008, property and equipment consisted of the following (in thousands):

	June 30,
	2009	2008
Leasehold improvements	$1,869	$1,869
Equipment and office furniture	883	863
Purchased software	326	326
Total property and equipment, at cost	3,078	3,058
Less: accumulated depreciation and amortization	(1,803)	(1,369)
Total property and equipment, net	$1,275	$1,689

Note 5 — Investments

The Company’s investments at June 30, 2009 and 2008 are summarized as follows (in thousands):

	June 30, 2009				June 30, 2008
	Cost	Gross Unrealized		Fair Value	Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Investments:
Available-for-sale securities:
Epoch Global All Cap separate account	$2,072	$128	$(142)	$2,058	$2,879	$111	$(242)	$2,748
Company-sponsored mutual funds	1,099	34	(327)	806	830	191	(288)	733
Total available-for-sale securities	3,171	162	(469)	2,864	3,709	302	(530)	3,481
Equity method investment:
Epoch Global Absolute Return Fund, LLC	388	—	—	388	478	—	—	478
	$3,559	$162	$(469)	$3,252	$4,187	$302	$(530)	$3,959

Management has reviewed its investment securities for other-than-temporary impairment in accordance with its accounting policy outlined in Note 2. Based on management’s assessment, the Company does not believe that the declines are other-than- temporary for all periods presented. The gross unrealized losses from available-for-sale securities were primarily caused by overall weakness in the financial markets and world economy. The securities are expected to recover their value over time and management has the intent and ability to hold these investments until such recovery occurs.

Proceeds as well as realized gains and losses recognized in the Statement of Operations from investments classified as available-for-sale are as follows (in thousands):

	June 30, 2009			June 30, 2008			June 30, 2007
	Proceeds	Gross Realized		Proceeds	Gross Realized		Proceeds	Gross Realized
		Gains	Losses		Gains	Losses		Gains	Losses
Investments:
Available-for-sale securities:
Epoch Global All Cap separate account	$2,577	$2	$(850)	$956	$27	$(186)	$—	$—	$—
Company-sponsored mutual funds	12	12	—	64	64	—	—	—	—
Marketable securities(1)	—	—	—	5,014	3,689	—	2,457	1,543	—
Total	$2,589	$14	$(850)	$6,034	$3,780	$(186)	$2,457	$1,543	$—

(1)	See Note 12 for further details.

Note 6 — Fair Value Measurements

As discussed in Note 2, the Company adopted SFAS 157 (FASB ASC 820-10) at the beginning of FY 2009. SFAS 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2009, 2008, and 2007

Note 6 — Fair Value Measurements  – (continued)

•	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•	Level 2 — inputs to valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
•	Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy:

Investments consist of investments in Company-sponsored investment vehicles, including mutual funds, an investment product separate account, and a limited liability company.

The investments in the mutual funds and in the separate account are accounted for as available-for-sale investments and valued under the market approach through the use of unadjusted quoted market prices available in an active market and are classified within Level 1 of the valuation hierarchy. The fair market value of these two investments at June 30, 2009 totaled $2.9 million.

The investment in the Epoch Global Absolute Return Fund, LLC is accounted for under the equity method, whereby the Company records its percentage share of realized and unrealized earnings or losses and is included in the Consolidated Statement of Operations. Accordingly, SFAS 157 does not apply to this investment.

The following table presents, for each of the hierarchy levels previously described, the Company’s assets that are measured at fair value as of June 30, 2009 (in thousands):

	As of June 30, 2009
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Available-for-sale	$2,864	$2,864	$—	$—

At June 30, 2009, the Company did not hold any financial liabilities measured at fair value.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2009, 2008, and 2007

Note 7 — Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (in thousands):

	June 30,
	2009	2008
Trade accounts payable	$158	$295
Accrued professional fees	115	108
Accrued expenses and other	363	481
Total accounts payable and accrued liabilities	$636	$884

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

There are no employment contracts with any other employees or officers of the Company. There are written agreements with certain employees, which provide for sales commissions or bonuses, subject to the attainment of certain performance criteria or continuation of employment. Such commitments under the various agreements total approximately $0.7 million at June 30, 2009. Of this amount, approximately $0.4 million is included in accrued compensation and benefits in the Consolidated Balance Sheet at June 30, 2009. An additional $0.2 million will be accrued during the fiscal year ended June 30, 2010. Approximately $0.1 million represents restricted stock awards to be issued during the fiscal year ending June 30, 2010.

Legal Matters:

From time to time, the Company or its subsidiaries may become parties to claims, legal actions and complaints arising in the ordinary course of business. Management is not aware of any claims which would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Common Stock Repurchase Plan:

On June 24, 2008, the Company’s Board of Directors approved the repurchase of up to a maximum of 250,000 shares, or just over 1%, of the Company’s then fully diluted outstanding Common Stock. The repurchase plan called for the repurchases to be made in the open market and/or in privately negotiated transactions from time to time in compliance with applicable laws, rules and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to prevailing market and business conditions. The plan did not obligate the Company to purchase any particular number of shares, and could be suspended or discontinued at any time. The Company completed this repurchase plan in February 2009.

In March 2009, the Company’s Board of Directors authorized the Company to repurchase up to an additional 250,000 shares pursuant to the same conditions, except the repurchase plan does not contain an expiration date.

During the fiscal years ended June 30, 2009 and 2008, the Company repurchased 263,900 and 8,900 shares, respectively, at a weighted average price of $7.36 and $9.25, respectively. All shares repurchased are shown as Treasury stock at cost, in the Stockholders’ equity section of the Consolidated Balance Sheets.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2009, 2008, and 2007

Note 8 — Commitments and Contingencies  – (continued)

Employee Tax Withholding:

To satisfy employee tax withholding requirements related to the vesting of common shares, the Company purchases from employees, and then resells in the open market, shares utilized by employees to cover and pay for employee tax withholdings. At June 30, 2009, there were 31,381 shares held to be resold by the Company in the open market. These shares are shown as Treasury stock at cost in the Stockholders’ equity section of the Consolidated Balance Sheets. Any resulting gain or loss on resale is accounted for as an adjustment to Additional paid-in capital.

Investment Management Contracts:

Most of the Company’s revenues are derived pursuant to written investment advisory and management agreements. These agreements may be terminated by either party with notice or terminated in the event of an “assignment” (as defined in the Investment Company Act of 1940, as amended (the “1940 Act”)). Generally, any change in control of the Company would constitute an “assignment” under the 1940 Act. Additionally, mutual fund agreements generally must be approved and renewed annually.

Leases:

The Company’s headquarters and operations are located in New York, NY. Business is conducted at a location with approximately 10,000 square feet under a long-term lease that expires in September 2015. To accommodate for the growth in business, the Company entered into a sublease agreement for an additional 3,100 square feet at its Company headquarters in February 2007. This lease expires in June 2010.

The Company is also the primary party to another lease in New York, NY with approximately 8,500 square feet, which expires in November 2010. This property is subleased to an unrelated third party. While the Company remains responsible for obligations under the lease, the sublease income, net of profit sharing with the landlord, offset the Company’s obligations under this lease. The subtenant has performed its obligations under the sublease agreement and the Company is not aware of any credit issues with the subtenant. As of June 30, 2009, the remaining future minimum payments under this lease total $0.7 million. Future minimum receipts from the subtenant, net of profit sharing with the landlord, are approximately $0.7 million as of June 30, 2009.

The aforementioned leases are classified as operating leases and contain rent escalation clauses and other inducements provided by the landlord. Rent expense is accrued to recognize lease escalation provisions and inducements provided by the landlord on a straight-line basis over the lease term. These leases also contain other escalation clauses that provide pass through of increases in operating expenses and real estate taxes.

During December 2008, in an effort to consolidate marketing efforts and reduce costs, the Company closed its two-employee marketing office in Sherman Oaks, CA. The office lease at this location expired in January 2009.

The rental expenses for the Company’s continuing operations were $1.4 million for the fiscal years ended June 30, 2009 and 2008, and $1.2 million for the fiscal year ended June 30, 2007. Rental income under the sublease, net of profit sharing expenses with the primary landlord were $545 thousand for the fiscal years ended June 30, 2009 and 2008, and $559 thousand for the fiscal year ended June 30, 2007.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2009, 2008, and 2007

Note 8 — Commitments and Contingencies  – (continued)

The following table outlines the minimum annual office lease obligations of the Company and related sublease receipts (in thousands):

For the Years Ending June 30,	Gross	Sublease Receipts(1)	Net Commitment
2010	$1,457	$(574)	$883
2011	904	(96)	808
2012	717	—	717
2013	717	—	717
2014	717	—	717
2015 and thereafter	896	—	896
Total minimum lease payments (receipts)	$5,408	$(670)	$4,738

(1)	amounts are net of landlord profit sharing.

Note 9 — Preferred Stock

On November 6, 2006, the Company entered into a Securities Purchase Agreement with General American Investors Company, Inc. (“GAM” or the “Purchaser”), whereby GAM invested $10 million in Epoch and Epoch issued GAM 10,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”).

Stock issuance costs of $89 thousand were incurred for legal and accounting services. No placement or other broker fees were paid in connection with this transaction.

The Preferred Stock had an annual cumulative cash dividend of 4.60%, payable semi-annually on June 30 and December 31, commencing December 31, 2006. These securities were convertible, in whole or in part at any time, into shares of the Company’s common stock at a fixed conversion price of $6.00 per share, or 1,666,667 common shares in total.

The conversion price of $6.00 per common share contained a beneficial conversion feature of $0.42 per share to the November 6, 2006 closing price of $6.42. This beneficial conversion feature of $0.7 million, which is the difference between the above closing price and the conversion price, was fully amortized through Retained earnings at the date of closing. A corresponding amount was credited to Additional paid-in capital.

The holder of the Preferred Stock had voting rights equivalent to the holders of the Company’s common stock, and was entitled to vote on an as-converted basis (1,666,667 shares) with the holders of the common stock together as a single class. The Preferred Stock also provided for customary preference upon a Liquidation, as defined in the Certificate of Designation.

On July 1, 2008, the holder converted the Preferred Stock to 1,666,667 shares of Common Stock. Accordingly, the Preferred Stock has been cancelled and the conversion eliminated the holder’s rights to receive the semi-annual dividends on the Preferred Stock.

Prior to conversion, the number of shares of common stock issuable upon the conversion of the Preferred Stock had no effect on the Company’s basic earnings per share calculation, but was included in its diluted earnings per share calculation. Upon conversion, the issued shares of common stock are included in the calculation of both the basic and diluted earnings per share.

Note 10 — Long-Term Incentive Compensation

The Company has one share-based compensation plan under which awards can be currently issued and an expired share-based compensation plan with stock options which remain in force until they are exercised,

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2009, 2008, and 2007

Note 10 — Long-Term Incentive Compensation  – (continued)

cancelled or expire. The Company also has stock options that were issued outside of board approved plans. Each of these are described in detail below. Share-based compensation costs for such plans were $4.5 million, $4.2 million, and $6.3 million for the fiscal years ended June 30, 2009, 2008, and 2007, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $1.9 million, $1.8 million, and $1.4 million for the fiscal years ended June 30, 2009, 2008, and 2007, respectively.

2004 Omnibus Long-Term Incentive Compensation Plan:

At the annual meeting of shareholders on November 18, 2004, stockholders approved the 2004 Omnibus Long-Term Incentive Compensation Plan (the “2004 Plan”). The 2004 Plan allowed the Company to issue 3,000,000 shares of common stock subject to stock options, restricted stock awards or other share-based compensation. At the annual meeting of shareholders on December 4, 2008, stockholders approved an amendment to the 2004 Plan to increase the number of shares of Common Stock available for issuance under the 2004 Plan by 2,500,000 shares. The 2004 Plan terminates at the earliest of (a) the time no shares remain available for issuance under the 2004 Plan, (b) the 2004 Plan is terminated by the Board, or (c) the tenth anniversary of the Effective Date. Awards outstanding upon expiration of the 2004 Plan remain in effect until they have been exercised or terminated, or have expired. Restricted stock awards issued to employees under the 2004 Plan vest at the rate of 12.5% immediately and remaining amounts vest at the rate of 12.5%, 25%, and 50% upon the completion of the first, second, and third years of service, respectively. Restricted stock awards issued to non-employee directors under the 2004 Plan vest fully in one year. Stock options issued to employees under the 2004 Plan vest ratably over the three years from the grant date and have a 7-year contractual term. At June 30, 2009 there were 2,871,914 shares issued, 630,060 stock options issued and 1,998,026 shares available for issuance under this Plan.

Restricted Stock Awards

During FY 2009, 575,066 shares of restricted stock were issued to employees of the Company under the Company’s 2004 Plan at a weighted average price of $8.17. During fiscal years ended June 30, 2008 and 2007, 491,528 and 695,893 shares, respectively were issued at weighted average prices of $11.47 and $6.13 per share, respectively. In FY 2009 and FY 2008, non-employee directors received $80,000 for their services. Non-employee director compensation was paid with a minimum of $60,000 in stock and a maximum of $20,000 in cash, at the election of the director. Total shares issued to non-employee directors for FY 2009 were 38,620 shares at a weighted average price of $9.10. Total shares issued to non-employee directors for FY 2008 were 35,604 shares at a weighted average price of $13.39. Total shares issued to non-employee directors for FY 2007 were 66,228 at a weighted average price of $5.08.

A summary of the status of the Company’s nonvested shares under the 2004 Plan and the Merger Agreement, as of June 30, 2009, 2008, and 2007 respectively, as well as changes during the years ended June 30, 2009, 2008, and 2007 is presented below (shares in thousands):

	For the Years Ended June 30,
	2009		2008		2007
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Nonvested at beginning of the period	1,228	$7.34	1,456	$5.20	4,176	$2.35
Granted under the 2004 Plan	613	8.23	527	11.60	762	6.04
Shares vested under:
Merger Agreement	—	—	—	—	(3,160)	1.66
2004 Plan	(653)	6.13	(591)	5.55	(296)	4.87
Forfeited	(77)	9.10	(164)	8.57	(26)	6.08
Nonvested at end of the period	1,111	$8.42	1,228	$7.34	1,456	$5.20

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2009, 2008, and 2007

Note 10 — Long-Term Incentive Compensation  – (continued)

As of June 30, 2009, there was $5.3 million of unrecognized compensation costs related to nonvested restricted stock awards granted under the 2004 Plan. That cost is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of restricted stock awards vested during the years ended June 30, 2009, 2008 and 2007 was $6.3 million, $5.9 million and $1.3 million, respectively. The aggregate intrinsic value of nonvested shares at June 30, 2009 was $9.6 million.

Stock Option Awards

During the fiscal year ended June 30, 2009, the Company issued nonqualified options to purchase 630,060 shares of common stock to employees of the Company. The options have an exercise price of $6.17. However, upon vesting, the options are exercisable only if the volume weighted average price of the Company’s common stock equals or exceeds $9.25, the contingent conversion price, for a period of at least 20 trading days. Issuance of these awards will result in total stock compensation expense of approximately $1.1 million over the requisite service period. The fair value of the option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

Expected term (years)	4.0
Expected volatility	50%
Dividend yield	1.94%
Risk-free interest rate	1.59%
Estimated discount due to restriction on exercise	15%
Forfeiture rate	7.5%

The expected life and forfeiture rate assumptions are based on the vesting period for each option grant and expected exercise behavior. The assumptions for expected volatility and dividend yield are based on recent historical experience. Risk-free interest rates are set using grant-date U.S. Treasury yield curves for the same periods as the expected term.

A summary of the Company’s stock options outstanding under the 2004 Plan as of June 30, 2009 is as follows (shares in thousands):

	Shares	Weighted Average Exercise Price
Outstanding and exercisable at beginning of period	—	$—
Granted	630	6.17
Exercised	—	—
Cancelled	—	—
Forfeited	—	—
Outstanding at end of the period	630	$6.17

Weighted average fair value of stock options granted during the period was $1.82. As of June 30, 2009, there was $0.9 million of unrecognized compensation costs related to the stock options granted under the 2004 Plan. That cost is expected to be recognized over a weighted-average period of 2.6 years. None of the issued stock options were vested at June 30, 2009. No options were issued under the 2004 Plan during the fiscal years ended June 30, 2008 and 2007, respectively.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2009, 2008, and 2007

Note 10 — Long-Term Incentive Compensation  – (continued)

The following table summarizes information about the 2004 Plan stock options outstanding and exercisable at June 30, 2009 (shares in thousands and intrinsic value in millions):

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Remaining Contractual Life	Aggregate Intrinsic Value	Number Exercisable	Remaining Contractual Life	Aggregate Intrinsic Value
$6.17	630	2.6 years	$1.6	0	2.6 years	$—

The aggregate intrinsic value of outstanding options under the above plan at June 30, 2009 was $1.6 million. No options were exercisable at June 30, 2009.

Expired Stock Option Plan:

On January 12, 1993, J Net Enterprises, Inc. (“J Net”) stockholders approved the 1992 Incentive and Non-qualified Stock Option Plan (the “1992 Plan”). On August 17, 1994, the Board adopted certain amendments (the “Amendments”) to the 1992 Plan which were approved by J Net’s stockholders on January 10, 1995. The Amendments increased the number of shares of J Net’s common stock authorized for issuance pursuant to the 1992 Plan from 1,045,000 to 2,545,000. The 1992 Plan terminated in accordance with its terms on September 30, 2002. Options outstanding at the termination date totaled 877,500. Although the 1992 Plan has expired, the issued and outstanding options remain in force until they are exercised, cancelled or expire. The options under the 1992 Plan have a remaining contractual life of less than one year. Options outstanding under the 1992 stock option plan are summarized below as follows (shares in thousands):

	For the Years Ended June 30,
	2009		2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding and exercisable at beginning of period	460	$10.18	460	$10.18	520	$10.20
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	(60)	10.42
Cancelled	—	—	—	—	—	—
Outstanding and exercisable at end of period	460	$10.18	460	$10.18	460	$10.18

The intrinsic value of options exercised during FY 2007 was approximately $0.3 million.

The following table summarizes information about the 1992 Plan stock options outstanding and exercisable at June 30, 2009 (shares in thousands):

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Remaining Contractual Life	Aggregate Intrinsic Value	Number Exercisable	Remaining Contractual Life	Aggregate Intrinsic Value
$10.1250	450	0.6 years	$—	450	0.6 years	$—
$12.4375	10	0.9 years	—	10	0.9 years	—
	460		$—	460		$—

At June 30, 2009, the 1992 Plan stock options outstanding had no aggregate intrinsic value because the market price of the Company’s stock was less than the exercise prices of all options outstanding.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2009, 2008, and 2007

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

There were no other nonqualified options granted during the fiscal years ended June 30, 2009, 2008 and 2007, respectively.

Changes in nonqualified options outstanding are summarized below (shares in thousands):

	For the Years Ended June 30,
	2009		2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding and exercisable at beginning of period	575	$12.59	575	$12.59	610	$12.38
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	(35)	9.00
Cancelled	—	—	—	—	—	—
Outstanding and exercisable at end of period	575	$12.59	575	$12.59	575	$12.59

The intrinsic value of options exercised during FY 2007 was approximately $8 thousand.

The following table summarizes information about the nonqualified stock options outstanding and exercisable at June 30, 2009 (in thousands):

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Contractual Life	Intrinsic Value	Number Exercisable	Contractual Life	Intrinsic Value
$9.00	75	0.2 years	$—	75	0.2 years	$—
$13.125	500	1.0 year	—	500	1.0 year	—
	575		$—	575		$—

At June 30, 2009, the other nonqualified stock options outstanding had no aggregate intrinsic value because the market price of the Company’s stock was less than the exercise prices of all options outstanding.

Note 11 — Defined Contribution Plan

The Company sponsors a defined contribution plan (the “Plan”) for all of its employees. The Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan,

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2009, 2008, and 2007

Note 11 — Defined Contribution Plan  – (continued)

participating employees may defer up to 60% of their pre-tax gross wages, subject to annual Internal Revenue Code contribution limits. Employees vest immediately in their contributions. The Plan allows the Company to make discretionary contributions. The Company made contributions of approximately $123 thousand and $135 thousand to the Plan during FY 2009 and FY 2008, respectively. No contributions were made during FY 2007. These annual Company contributions vest immediately. The Company intends to contribute to the Plan on an annual basis.

Note 12 — Other Income

a) Strategic Data Corporation Transaction:

During the fiscal year ended June 30, 2000, J Net, the predecessor company to Epoch, made an investment in Strategic Data Corp. (“SDC”), a technology-related company that specialized in advertising optimization technology. During the fiscal year ended June 30, 2001, the carrying value of this investment was deemed to be impaired by J Net’s management and written down to zero.

On February 20, 2007, SDC’s stockholders approved the acquisition of its stock by Fox Interactive Media, Inc. (“FIM”). Under the terms of the agreement, FIM acquired all of the outstanding common stock, preferred stock, and vested and unvested stock options of SDC. As a result of the merger, the Company, as a holder of preferred stock of SDC, received an initial cash payment of approximately $2.2 million on March 22, 2007, which was recorded as a realized gain of $1.6 million and dividend income of $0.6 million in the Consolidated Statements of Operations for FY 2007.

The SDC merger also called for contingent payments, upon the achievement of certain targets and milestones, payable over a period of approximately 3.5 years from the closing, as well as release of an escrow fund. The first target measurement date was November 2007 and the Company accrued approximately $344 thousand at that time. The Company received those proceeds during the quarter ended March 31, 2008. The second target measurement date was June 2008 and the Company accrued an additional $200 thousand at that time, the proceeds of which were received during the quarter ended September 30, 2008. Both amounts have been included in Realized gains on investments in the Consolidated Statement of Operations for FY 2008.

The merger agreement was subsequently amended during the quarter ended December 31, 2008 to provide for a final settlement of all contingent payments by December 31, 2008. As such, additional payments totaling $4.7 million were received in December 2008. These payments represented the final contingent payments and are included in Realized gains on investments in the Consolidated Statements of Operations for FY 2009. There are no further rights to any payments.

(b) eStara Transaction:

During the fiscal year ended June 30, 2000, J Net made an investment in eStara, Inc. (“eStara”), a technology-related company that provided conversion and tracking solutions to enhance on-line sales. During fiscal year ended June 30, 2003, J Net’s management concluded its ability to recover its investment was remote and wrote down the remaining carrying value to zero. On October 2, 2006, eStara’s stockholders approved the acquisition of its stock by Art Technology Group, Inc. (NASDAQ ticker symbol “ARTG”). Under the terms of the agreement, ARTG acquired all of the outstanding common stock, preferred stock, and vested and unvested stock options of eStara.

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

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2009, 2008, and 2007

Note 12 — Other Income  – (continued)

During the FY 2008, the Company sold approximately 1.4 million shares of ARTG and recognized realized gains of approximately $3.7 million. Upon sale, these gains were reclassified, in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, (FASB ASC 320-10) from Accumulated other comprehensive income (loss) a separate component of stockholders’ equity, to Realized gains on investments in the Consolidated Statements of Operations. All of the remaining shares of ARTG were sold before the end of FY 2008.

For the fiscal year ended June 30, 2007, realized gains of $0.2 million and dividend income of $2.4 million were recognized for cash and common shares received as payment for the cumulative dividends on the eStara preferred stock. Additionally, the Company sold approximately 1.0 million shares of ARTG and recorded realized gains of approximately $1.5 million.

(c) Tellme Corporation Transaction:

During the fiscal year ended June 30, 2001, J Net made an investment in Tellme Networks, Inc. (“Tellme”), a technology-related company that specialized in voice technologies. The investment in Tellme was reduced from $2.0 million to $157 thousand at June 1, 2004, in connection with the Company’s acquisition of EIP.

On March 12, 2007, Tellme announced an agreement by Microsoft Corporation to acquire all of the outstanding common stock, preferred stock, and vested and unvested stock options of Tellme. This merger closed on April 30, 2007. As a result of the merger, the Company, as a holder of preferred stock of Tellme, received a cash payment of approximately $2.0 million during the quarter ended June 30, 2007. Accordingly, approximately $1.8 million was included in Realized gains on investments in the Consolidated Statements of Operations for FY 2007.

Note 13 — Provision for Income Taxes

The components of the provision for income taxes are as follows (in thousands):

	For the Years Ended June 30,
	2009	2008	2007
Current income tax expense:
Federal	$2,951	$2,971	$1,265
State and local	369	1,011	387
Alternative minimum tax	—	—	99
Total current income tax expense	3,320	3,982	1,751
Deferred income tax benefit:
Federal	(504)	(2,521)	(1,265)
State and local	(118)	(594)	(387)
Total deferred income tax benefit	(622)	(3,115)	(1,652)
Total provision for income taxes	$2,698	$867	$99

The Company utilized $0.6 million in net operating loss deductions to reduce current taxable income during the fiscal year ended June 30, 2009. Net operating loss deductions utilized during fiscal year ended June 30, 2008 and 2007, were $0.6 million and $3.7 million, respectively. The tax effect of these deductions were $0.2 million in both fiscal years ended June 30, 2009 and 2008, and $1.6 million for fiscal year ended June 30, 2007.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2009, 2008, and 2007

Note 13 — Provision for Income Taxes  – (continued)

The Company’s effective income tax rate for the years ended June 30, 2009, 2008 and 2007 differs from the amount computed using income before income taxes and applying the U.S. federal statutory income tax rate to such amounts because of the effect of the following items:

	For the Years Ended June 30,
	2009	2008	2007
U.S. federal statutory income tax rate	34.0%	34.0%	34.0%
Increase (decrease) in tax resulting from:
State and local taxes, net of federal income tax benefit	1.5	6.7	—
Interest on installment gain deferral	—	2.6	—
Valuation allowance	(4.7)	(35.0)	(29.6)
Dividend received deduction	(0.1)	(0.1)	(8.8)
Share-based compensation	—	—	13.0
Alternative minimum tax	—	—	1.2
Basis difference on sale of investment	—	—	(7.8)
Other, net	0.8	0.6	(0.8)
Effective income tax rate	31.5%	8.8%	1.2%

In accordance with SFAS 109 (FASB ASC 740-10), deferred tax assets should be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The future realization of the Company’s deferred tax assets depends upon the availability of sufficient future taxable income. In making this determination, the Company considers all available positive and negative evidence. The Company considers, among other things, the overall business environment, the Company’s historical earnings including significant pretax losses since inception, and industry outlook.

The current year decrease in the state and local effective tax rate was primarily due to changes in the apportionment factor driven by the composition of investment income as well as the single sales factor for New York State. The FY 2009 net change in the valuation allowance related to deferred tax assets was a decrease of approximately $0.5 million, primarily related to the utilization of Section 382 losses against current year income. The Company also released valuation allowances previously established against depreciation and leasehold improvement impairments.

The Company released a valuation allowance for FY 2008 against certain deferred tax assets, primarily deferred stock compensation expense and compensation accruals, as Management believes that these benefits can, more likely than not, be utilized in the future. For FY 2007, the Company reversed a valuation allowance primarily as a result of the application of net operating loss carryforwards, to reduce current taxable income to zero, as well as to reflect changes in other temporary items.

Deferred income taxes are provided for the effects of temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. These temporary differences will result in future income or deductions for income tax purposes and are measured using the federal enacted rate together with the state and local enacted tax rates, net of federal benefit, that will be in effect when such items are expected to reverse. The Company has recorded a valuation allowance for certain deferred tax assets, as, based upon currently available evidence, it is more likely than not that these tax benefits may not be realized.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2009, 2008, and 2007

Note 13 — Provision for Income Taxes  – (continued)

Significant components of the Company’s deferred income tax assets and liabilities are as follows (in thousands):

	For the Years Ended June 30,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards – IRC Section 382	$4,224	$4,478
Share-based compensation	2,178	2,003
Alternative minimum tax credit – IRC Section 383	1,171	1,171
Accrued compensation	1,315	785
Depreciation and amortization	158	98
Unrealized losses on available-for-sale securities	129	96
Leasehold improvement impairments	86	144
Equity method losses and impairments	42	367
Total deferred tax assets	9,303	9,142
Less: valuation allowance	(5,566)	(6,027)
Deferred tax assets, net of valuation allowance	3,737	3,115
Total deferred tax liability	—	—
Total net deferred tax assets	$3,737	$3,115

The June 30, 2009 valuation allowance balance primarily relates to the Company’s accumulated net operating losses and alternative minimum tax credits. Due to the Company’s limited operating history and Internal Revenue Code carryback ineligibility for these deferred tax assets, Management has placed a full valuation allowance against them.

The Company has $10.3 million of acquired net operating losses (“NOLs”), the tax effect of which is $4.2 million, which expire between 2022 and 2026. The Company also has $1.2 million of acquired alternative minimum tax credits from the merger. The ability to utilize these NOLs and tax credits are limited for federal, state and local purposes. These limitations are covered by Sections 382 and 383, respectively, of the Internal Revenue Code (“IRC”). Such NOLs can be utilized by the Company against taxable income only at a rate of approximately $600 thousand per year due to these limitations.

The Company realized excess tax benefits of $1.7 million and $1.6 million during the fiscal years ended June 30, 2009 and 2008, respectively. Excess tax benefits reduce the amounts of income taxes to be paid. Excess tax benefits arise in connection with the Company’s stock compensation. When a restricted stock award vests, the market price on the date the stock vests to the employee may be higher than the original grant-date fair market value of the award. If so, the difference between the cumulative amount that has been recognized through the Statement of Operations and the vesting amount results in an excess tax benefit. Excess tax benefits reduce income taxes payable and increase additional paid-in capital in the period they are recognized. No such benefits were realized for fiscal year ended June 30, 2007, as the Company was not yet in a regular income tax position.

In July 2006, the FASB issued Financial Interpretation No. 48 (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company did not have any uncertain tax positions for any of the years presented.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2009, 2008, and 2007

Note 14 — Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net earnings by the weighted average number of common shares outstanding during the period.

Diluted EPS is computed by dividing net earnings, adjusted for the effect of dilutive securities, by the weighted average number of common and common equivalent shares outstanding during the period. The Company uses the Treasury Stock method to reflect the dilutive effect of unexercised stock options. The Company had 1,665,060 issued and outstanding stock options at June 30, 2009 and 1,035,000 at June 30, 2008 and 2007. The calculation of diluted EPS excluded 1,665,060 issued and outstanding stock options for FY 2009 and 510,000 and 960,000 issued and outstanding stock options for FY 2008 and 2007, respectively. The conversion of those particular options, whose exercise price or contingent conversion price was higher than the average market price of the common stock during the respective period, would have had an anti-dilutive effect.

The preferred stock was converted into 1,666,667 common shares on July 1, 2008 which were, accordingly, included in the basic EPS calculation for FY 2009.

For FY 2008 and 2007, the 1,666,667 shares of common stock issuable upon conversion of the preferred stock had no effect on basic EPS, but were included in the calculation of diluted EPS.

The table that follows presents the computation of basic and diluted EPS for the years ended June 30, 2009, 2008, and 2007 respectively:

(In Thousands Except per Share Data):

	For the Years Ended June 30,
	2009	2008	2007
Numerator:
Net income available to common stockholders:
Net income	$5,860	$9,036	$7,893
Preferred stock dividends	—	(460)	(299)
Non-cash charge attributable to beneficial conversion feature of preferred stock	—	—	(700)
Net income available to common stockholders for basic EPS	5,860	8,576	6,894
Preferred stock dividends	—	460	299
Net income available to common stockholders after assumed conversions for diluted EPS	$5,860	$9,036	$7,193
Denominator:
Weighted average common shares outstanding for basic EPS	22,133	20,181	19,726
Common stock issuable upon conversion of preferred stock	—	1,667	1,078
Net common stock equivalents assuming the exercise of in-the-money stock options	—	63	3
Weighted average common and common equivalent shares outstanding, assuming dilution, for diluted EPS	22,133	21,911	20,807
Earnings per share:
Basic	$0.26	$0.42	$0.35
Diluted	$0.26	$0.41	$0.35

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2009, 2008, and 2007

Note 15 — Special Cash Dividend

On December 19, 2008, the Board of Directors declared a special cash dividend of $0.12 per share on the Company’s common stock. The dividend was paid on January 15, 2009 to all shareholders of record at the close of business on December 31, 2008. The aggregate dividend payment totaled approximately $2.6 million.

Note 16 — Subsequent Events

For purposes of preparing the accompanying consolidated financial statements and the related notes, the Company evaluated subsequent events through the date the financial statements were filed with the SEC on September 14, 2009.

Dividends on Common Stock

On July 9, 2009, the Board of Directors declared a quarterly cash dividend of $0.03 per share, or approximately $668 thousand in total, payable on August 14, 2009 to all shareholders of record at the close of business on July 31, 2009. The Company expects regular quarterly cash dividends going forward to be paid in February, May, August and November of each fiscal year, and anticipates a total annual dividend of $0.12 per common share. However, the actual declaration of future cash dividends, and the establishment of record and payment dates, is subject to determination by the Board of Directors each quarter after its review of the Company’s financial performance, as well as general business conditions, capital requirements, and any contractual, legal and regulatory restrictions. The Company may change its dividend policy at any time.

Strategic Relationship

On July 9, 2009, EIP entered into a strategic relationship with New York Life Investment Management LLC, whereby the MainStay Group of Funds will adopt the Company’s current family of mutual funds (the “Epoch Funds”), subject to approval by the shareholders of the Epoch Funds at a special meeting on October 30, 2009. The proposed transaction has been approved by the Board of Directors of the Epoch Funds. EIP will continue to be responsible for the day-to-day investment management of the funds through a sub-advisory relationship, while MainStay Investments (“MainStay”), the retail distribution arm of New York Life Investments, will be responsible for the distribution and administration of the funds. Upon approval by the shareholders of each of the Epoch Funds, each fund will be co-branded as a “MainStay Epoch” fund. The four existing Epoch Funds currently have approximately $800 million in assets under management.

In addition to the existing sub-advisory relationship between EIP and New York Life Investments as of June 30, 2009, and the proposed adoption of the Epoch Funds indicated above, EIP and New York Life Investments have entered into an arrangement wherein, among other things, EIP and an affiliate of New York Life Investments will establish a distribution and administration relationship with respect to certain separately managed account and unified managed account products, and New York Life Investments agrees to certain minimum sales targets.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2009, 2008, and 2007

Note 17 — Quarterly Financial Data (Unaudited)

The tables below present selected quarterly financial data for FY 2009 and FY 2008, respectively. The data presented should be read in conjunction with the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein (in thousands, except per share and AUM data):

Fiscal Year 2009	Sept. 30	Dec. 31	Mar. 31	Jun. 30	Total
Operating revenues(1)	$8,478	$6,768	$6,843	$9,070	$31,159
Operating expenses	$7,624	$6,436	$6,548	$7,103	$27,711
Operating income	$854	$332	$295	$1,967	$3,448
Other income(2)	$34	$4,675	$218	$183	$5,110
Income before income taxes	$888	$5,007	$513	$2,150	$8,558
Net income	$582	$2,973	$274	$2,031	$5,860
Earnings per share:
Basic	$0.03	$0.13	$0.01	$0.09	$0.26
Diluted	$0.03	$0.13	$0.01	$0.09	$0.26
Weighted-average shares outstanding:(3)
Basic	22,077	22,066	22,171	22,198	22,133
Diluted	22,104	22,066	22,171	22,198	22,133
Cash dividends declared per share(4)(5)	$0.03	$0.15	$0.03	$0.03	$0.24
Assets under management (in millions)	$6,085	$5,348	$5,669	$7,891	$7,891
(1)	Operating revenues include approximately $0.6 million in performance fees earned during the fourth quarter.
(2)	Other income includes approximately $4.7 million in realized gains from the final installment in the SDC transaction during the second quarter.
(3)	On July 1, 2008, the Preferred Stock was converted into 1,666,667 shares of common stock by its holder.
(4)	On July 9, 2008, the Company’s Board of Directors declared a 20% increase in the quarterly per share dividend rate from $0.025 to $0.03 per share, effective for the first quarter of FY 2009.
(5)	Includes a $0.12 per share special dividend declared during the second quarter of FY 2009.

Fiscal Year 2008	Sept. 30	Dec. 31	Mar. 31	Jun. 30	Total
Operating revenues(6)	$7,877	$8,723	$8,482	$8,724	$33,806
Operating expenses	$7,569	$7,623	$7,745	$7,015	$29,952
Operating income	$308	$1,100	$737	$1,709	$3,854
Other income(7)	$1,383	$3,096	$731	$839	$6,049
Income before income taxes	$1,691	$4,196	$1,468	$2,548	$9,903
Net income	$2,097	$2,547	$675	$3,717	$9,036
Earnings per share:
Basic	$0.10	$0.12	$0.03	$0.17	$0.42
Diluted	$0.10	$0.12	$0.03	$0.16	$0.41
Weighted-average shares outstanding:
Basic	20,051	20,141	20,247	20,288	20,181
Diluted	21,816	21,849	20,291	21,987	21,911
Cash dividends declared and paid per share(8)	$—	$0.025	$0.025	$0.025	$0.075
Assets under management (in millions)	$6,426	$6,682	$6,197	$6,634	$6,634
(6)	Operating revenues include approximately $0.2 million in performance fees earned during the second quarter.
(7)	Other income includes approximately $2.1 million in realized gains from the sale of marketable securities for FY 2008
(8)	The Company commenced declaring and paying quarterly dividends on its common stock during the second quarter of FY 2008.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company has established and maintains disclosure controls and other procedures that are designed to ensure that material information relating to Epoch Holding Corporation and its subsidiaries on a consolidated basis required to be disclosed in its reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the fiscal year ended June 30, 2009, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective during the period covered by this report.

The Company has also established and maintains internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In the ordinary course of business, the Company routinely enhances its internal controls and procedures for financial reporting by either upgrading its current systems or implementing new systems. Changes have been made to the Company’s internal controls and procedures for financial reporting as a result of these efforts. During the fiscal quarter ended June 30, 2009, there was no change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Report of Management on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in the financial statements beginning on page 45 hereof and are incorporated herein by reference.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13. Certain Relationships and Related Transactions and Director Independence

Item 14. Principal Accountant Fees and Services

The information required by items 10, 11, 12, 13 and 14 are incorporated by reference from the definitive proxy statement for our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) and (2) Consolidated Financial Statements and Schedules.

For a list of the consolidated financial statements and consolidated financial statement schedules filed as a part of this Annual Report on Form 10-K, see “Index to Financial Statements, Supplementary Data and Financial Statement Schedules” on page 45.

(a) (3) The exhibits filed and incorporated by reference are listed in the Index of Exhibits required by Item 601 of Regulation S-K at Item b below.

(b) Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of the Registrant, as amended.(B)
3.1	Amended and Restated By-Laws of Epoch Holding Corporation (as adopted April 2, 2008).(J)
4.2	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock.(H)
4.3	Registration Rights Agreement dated November 7, 2006 by and between Epoch Holding Corporation and between General American Investors Company, Inc.(H)
4.4	Stockholders Agreement dated as of June 2, 2004 among J Net Enterprises, Inc. and certain of its stockholders.(A)
4.5	Registration Rights Agreement dated as of June 2, 2004 among J Net Enterprises, Inc. and certain of its stockholders.(A)
10.1	Employment Agreement by and between Epoch Holding Corporation and William W. Priest, dated as of November 28, 2007 and effective as of January 1, 2008.(I)
10.2	1992 Incentive and Non-qualified Stock Option Plan.(D)
10.40	Form of Indemnification Agreement between the Registrant and each officer of the Registrant.(C)
10.44	Amended and Restated 2004 Omnibus Long-Term Incentive Compensation Plan.(E)
10.45	Office lease between Vornado 640 Fifth Avenue LLC (Landlord) and Epoch Investment Partners, Inc. (Tenant).(F)
10.46	Form of Restricted Stock Award.(G)
10.47	Office lease between 680 Fifth Avenue Associates, L.P. (Landlord) and JNet Enterprises (Tenant).(G)
10.48	Office sublease between JNet Enterprises (Tenant) and The Game Show Network (subtenant).(G)
10.49	Securities Purchase Agreement dated November 6, 2006 by and between Epoch Holding Corporation and General American Investors Company, Inc.(H)
21.1	List of Registrant’s significant subsidiaries.(K)
23.1	Consent of CF & Co., L.L.P.(L)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(L)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(L)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(L)

(A)	Incorporated by reference to Registrant’s Form 8-K dated June 3, 2004.
(B)	Incorporated by reference to Registrant’s Form 8-K dated December 7, 2004.
(C)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003.
(D)	Incorporated by reference to Registrant’s 1992 Proxy Statement.

(E)	Incorporated by reference to Registrant’s Form S-8 dated December 29, 2008.
(F)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005.
(G)	Incorporated by reference to Registrant’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2007.
(H)	Incorporated by reference to Registrant’s Form 8-K dated November 9, 2006.
(I)	Incorporated by reference to Registrant’s Form 8-K dated November 28, 2007.
(J)	Incorporated by reference to Registrant’s Form 8-K dated April 2, 2008.
(K)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005.
(L)	Filed herewith.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 1-09728.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPOCH HOLDING CORPORATION (Registrant)
Dated: September 14, 2009	By: /s/ William W. Priest William W. Priest Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Allan R. Tessler Allan R. Tessler	Chairman of the Board	September 14, 2009
/s/ William W. Priest William W. Priest	Chief Executive Officer (Principal Executive Officer)	September 14, 2009
/s/ Adam Borak Adam Borak	Chief Financial Officer (Principal Financial and Accounting Officer)	September 14, 2009
/s/ Enrique R. Arzac Enrique R. Arzac	Director	September 14, 2009
/s/ Jeffrey L. Berenson Jeffrey L. Berenson	Director	September 14, 2009
/s/ Peter A. Flaherty Peter A. Flaherty	Director	September 14, 2009
/s/ Eugene M. Freedman Eugene M. Freedman	Director	September 14, 2009