Form 10-Q
period 2009-09-30
EPOCH HOLDING CORP
filed 2009-11-06
CIK 351903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not Check if Smaller Reporting Company)	Smaller reporting company ☐

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

As of November 3, 2009, there were 22,173,769 shares of the registrant’s common stock, $.01 par value per share, issued and outstanding.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2009

Form 10-Q Item No.	Page No.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.	1
Condensed Consolidated Balance Sheets — September 30, 2009 (Unaudited) and June 30, 2009	1
Condensed Consolidated Statements of Operations (Unaudited) — Three Months Ended September 30, 2009 and 2008	2
Condensed Consolidated Statements of Changes in Stockholders' Equity — For the Year Ended June 30, 2009 and Three Months Ended September 30, 2009 (Unaudited)	3
Condensed Consolidated Statements of Cash Flows (Unaudited) — Three Months Ended September 30, 2009 and 2008	4
Notes to Condensed Consolidated Financial Statements (Unaudited)	5 – 13
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.	14 – 28
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	29 – 30
Item 4. Controls and Procedures.	30 – 31
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.	32
Item 1A. Risk Factors.	32
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	32
Item 5. Other Information.	32
Item 6. Exhibits.	33
Signature	34

Items other than those listed above have been omitted because they are not applicable.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	September 30, 2009	June 30, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,016	$37,055
Accounts receivable	9,007	7,523
Prepaid and other current assets	1,464	1,574
Total current assets	48,487	46,152
Property and equipment, net of accumulated depreciation of $2,014 and $1,803, respectively	1,139	1,275
Security deposits	1,301	1,119
Deferred income taxes, net	3,164	3,209
Held-to-maturity securities, at amortized cost (fair value of $2,424) – (Note 5)	2,431	—
Other investments (cost of $3,675 and $3,559, respectively) – (Note 6)	3,715	3,252
Total assets	$60,237	$55,007
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,186	$636
Accrued compensation and benefits	5,541	3,573
Income taxes payable	271	46
Total current liabilities	6,998	4,255
Deferred rent	706	728
Subtenant security deposit	235	234
Total liabilities	7,939	5,217
Commitments and contingencies – (Note 7)
Stockholders’ equity:
Common stock	226	225
Additional paid-in capital	52,265	50,848
Retained earnings	2,886	1,256
Accumulated other comprehensive loss	(101)	(307)
Treasury stock, at cost – (Note 8)	(2,978)	(2,232)
Total stockholders’ equity	52,298	49,790
Total liabilities and stockholders’ equity	$60,237	$55,007

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands, Except per Share Data)

	Three Months Ended September 30,
	2009	2008
Operating Revenues:
Investment advisory and management fees	$11,141	$8,478
Performance fees	276	—
Total operating revenues	11,417	8,478
Operating expenses:
Employee related costs (excluding share-based compensation)	4,516	4,117
Share-based compensation	971	1,330
Occupancy and technology	1,083	879
Professional fees and services	693	719
General and administrative	381	473
Depreciation and amortization	211	106
Total operating expenses	7,855	7,624
Operating income	3,562	854
Other income (loss):
Net realized gains (losses) on other investments	56	(257)
Interest and other income	252	291
Total other income	308	34
Income before income taxes	3,870	888
Provision for income taxes	1,573	306
Net income	$2,297	$582
Earnings per share: – (Note 10)
Basic and Diluted	$0.10	$0.03
Weighted average shares outstanding:
Basic	22,196	22,077
Diluted	22,319	22,104
Cash dividends declared per share	$0.03	$0.03

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months Ended September 30, 2009 and Year Ended June 30, 2009
(Dollars and Shares in Thousands)

	Preferred Stock Series A Convertible		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balances at June 30, 2008	10	$10	20,290	$203	$44,745	$698	$(228)	9	$(83)	$45,345
Net income						5,860				5,860
Net unrealized losses on available-for-sale securities, net of tax							(915)			(915)
Reclassification of realized losses included in net income, net of tax							836			836
Comprehensive income										5,781
Issuance and forfeitures of restricted common stock			536	5	295	—		—	—	300
Amortization of unearned share-based compensation			—	—	4,196	—		—	—	4,196
Conversion of preferred stock	(10)	(10)	1,667	17	(7)	—	—	—	—	—
Common stock dividends						(5,302)				(5,302)
Income tax benefit from dividends paid on unvested shares					112					112
Net sales/purchases of shares for employee withholding			(31)		(203)			31	(207)	(410)
Repurchase of common shares			(264)					264	(1,942)	(1,942)
Excess income tax benefit from vesting of restricted shares					1,710					1,710
Balances at June 30, 2009	—	—	22,198	225	50,848	1,256	(307)	304	(2,232)	49,790
Net income						2,297				2,297
Net unrealized gains on available-for-sale securities, net of tax							239			239
Reclassification of realized gains included in net income, net of tax							(33)			(33)
Comprehensive income										2,503
Issuance and forfeitures of restricted common stock			52	1	3					4
Amortization of unearned share-based compensation					967					967
Common stock dividends						(667)				(667)
Income tax benefit from dividends paid on unvested shares					13					13
Net sales/purchases of shares for employee withholding			7		2			(7)	(10)	(8)
Repurchase of common shares			(82)					82	(736)	(736)
Excess income tax benefit from vesting of restricted shares					432					432
Balances at September 30, 2009	—	$—	22,175	$226	$52,265	$2,886	$(101)	379	$(2,978)	$52,298

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Three Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$2,297	$582
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Deferred income taxes	(125)	—
Amortization of bond premiums	3	—
Share-based compensation	971	1,330
Depreciation and amortization	211	106
Net realized (gains)/losses on investments	(56)	257
Equity in net (income)/loss from limited liability company	(49)	58
Income tax benefit from vesting of restricted shares	(432)	(1,513)
Income tax benefit from payment of dividends on unvested shares	(13)	(18)
(Increase)/decrease in operating assets:
Accounts receivable	(1,484)	190
Prepaid and other current assets	138	(435)
Increase/(decrease) in operating liabilities:
Accounts payable and accrued liabilities	550	135
Accrued compensation and benefits	1,968	(1,779)
Income taxes payable	670	(1,141)
Deferred rent	(22)	(21)
Net cash provided by/(used in) operating activities	4,627	(2,249)
Cash flows from investing activities:
Proceeds from other transactions	—	200
Investments in held-to-maturity securities	(2,434)	—
Investments in Company-sponsored products and other investments	(10)	(10)
Capital expenditures	(75)	(12)
Security deposits, net	(181)	(5)
Net cash (used in)/provided by investing activities	(2,700)	173
Cash flows from financing activities:
Cash dividends paid	(667)	(664)
Repurchase of common stock	(746)	(1,125)
Income tax benefit from vesting of restricted shares	432	1,513
Income tax benefit from payment of dividends on unvested shares	13	18
Net gains (losses)/on sale of shares for employee withholding	2	(67)
Net cash used in financing activities	(966)	(325)
Net increase/(decrease) in cash and cash equivalents during period	961	(2,401)
Cash and cash equivalents at beginning of period	37,055	37,436
Cash and cash equivalents at end of period	$38,016	$35,035
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$658	$1,653
Supplemental disclosure of non-cash investing activities:
Net change in unrealized gains (losses) on available-for-sale securities, net of tax	$206	$(315)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended September 30, 2009 and 2008
(Unaudited)

Note 1 — Organization

Business

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. The fiscal year-end Condensed Balance Sheet was derived from audited financial statements and, in accordance with interim financial statement standards, does not include all disclosures required by GAAP for annual financial statements.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial condition and interim results of operations have been made. The results for the interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The Company’s unaudited condensed consolidated financial statements and the related notes should be read together with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009. Certain reclassifications have been made to prior period condensed consolidated financial statements to conform to the current period presentation.

The following accounting policy was implemented by the Company during the three months ended September 30, 2009. For a complete listing of the Company’s significant accounting policies, please refer to our Annual Report on Form 10-K for the year ended June 30, 2009.

Held-to-Maturity Securities

During the three months ended September 30, 2009, the Company purchased approximately $2.4 million in long-term corporate bonds. Since management has the positive intent and ability to hold these investments until they mature, these investments have been accounted for as held-to-maturity investments. The investments are carried at amortized cost. Premiums and discounts on investments in debt securities are amortized over the contractual lives of these securities. The method of amortization results in a constant effective yield on those securities. Interest on debt securities is recognized in income as earned.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended September 30, 2009 and 2008
(Unaudited)

Note 2 — Summary of Significant Accounting Policies  – (continued)

Recently Issued Accounting Standards

FASB Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”) (FASB ASC 105-10). SFAS 168 replaces all previously issued accounting standards and establishes the FASB Accounting Standards CodificationTM (“FASB ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. SFAS 168 is effective for all interim and annual periods ending after September 15, 2009. The FASB ASC is not intended to change existing U.S. GAAP. The adoption of this pronouncement only resulted in changes to the Company’s financial statement disclosure references. As such, the adoption of this pronouncement had no effect on the Company’s condensed consolidated financial position, results of operations, or cash flows.

In order to facilitate the transition to the FASB ASC, the Company has elected to show all references to FASB ASC within this report on Form 10-Q along with a parenthetical reference to the previous accounting standard.

Note 3 — Fair Value Measurements

In accordance with FASB ASC 820-10 (SFAS 157, Fair Value Measurements), the Company established a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•	Level 1 — inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets.
•	Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
•	Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement.

An asset or liability’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

FASB ASC 820-10 allows three types of valuation approaches: a market approach, which uses observable prices and other relevant information that is generated by market transactions involving identical or comparable assets or liabilities; an income approach, which uses valuation techniques to convert future amounts to a single, discounted present value amount; and a cost approach, which is based on the amount that currently would be required to replace the service capacity of an asset.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended September 30, 2009 and 2008
(Unaudited)

Note 3 — Fair Value Measurements  – (continued)

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

The investments in the mutual funds and in the separate account are accounted for as available-for-sale investments and valued under the market approach through the use of unadjusted quoted market prices available in an active market and are classified within Level 1 of the valuation hierarchy. The fair market value of these investments at September 30, 2009 was $3.3 million.

The investment in the Epoch Global Absolute Return Fund, LLC is accounted for under the equity method, whereby the Company records its percentage share of realized and unrealized earnings or losses in the Condensed Consolidated Statement of Operations. Accordingly, FASB ASC 820-10 does not apply to this investment. The carrying value of this investment at September 30, 2009 was $0.4 million.

The following table presents, for each of the hierarchy levels previously described, the Company’s assets that are measured at fair value as of September 30, 2009 (in thousands):

	As of September 30, 2009
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other investments:
Available-for-sale	$3,279	$3,279	$—	$—

At September 30, 2009, the Company did not hold any financial liabilities measured at fair value.

Financial Instruments that Approximate Fair Value:

FASB ASC 825-10 (SFAS 107, Disclosure about Fair Value of Financial Instruments) requires disclosure of estimated fair values of certain financial instruments, both on and off the Condensed Consolidated Balance Sheets. The method and assumptions are as follows:

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

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended September 30, 2009 and 2008
(Unaudited)

Note 4 — Accounts Receivable

The Company’s accounts receivable balances do not include an allowance for doubtful accounts for the periods presented and there have been no bad debt expenses recognized during the three months ended September 30, 2009 and 2008, respectively. Management believes these receivables are fully collectible.

Significant Customers

For the three months ended September 30, 2009, CI Investments Inc. (“CI”), a Canadian-owned investment management company, accounted for approximately 11% of consolidated revenues. The Company’s services and relationship with this client are important to the Company’s ongoing growth strategy, and retention of this client is significant to the ongoing results of operations of the Company.

For the three months ended September 30, 2008, CI accounted for approximately 14% of consolidated revenues.

Note 5 — Held-to-Maturity Securities

The Company’s investment securities classified as held-to-maturity consist of long-term corporate bonds. These investments are carried at amortized cost. Gross unrealized gains and losses, and fair value of these securities at the end of the period are as follows (in thousands):

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Held-to-maturity securities	$2,431	$—	$(7)	$2,424

The fair value of investments in held-to-maturity securities is valued under the market approach through the use of quoted prices for similar investments in active markets.

The contractual maturities of the investment securities classified as held-to-maturity at September 30, 2009 are as follows:

Contractual Maturities	Amortized Cost	Fair Value
After one year through three years	$371	$366
After three years through five years	2,060	2,058
Total held-to-maturity securities	$2,431	$2,424

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended September 30, 2009 and 2008
(Unaudited)

Note 6 — Other Investments

The Company’s Other investments at September 30, 2009 and June 30, 2009 are summarized as follows (in thousands):

	September 30, 2009				June 30, 2009
	Cost Basis	Gross Unrealized		Estimated Fair Value	Cost Basis	Gross Unrealized		Estimated Fair Value
		Gains	Losses			Gains	Losses
Available-for-sale securities:
Epoch Global All Cap separate account	$2,138	$248	$(30)	$2,356	$2,072	$128	$(142)	$2,058
Company-sponsored mutual funds	1,101	65	(243)	923	1,099	34	(327)	806
Total available-for-sale securities	3,239	313	(273)	3,279	3,171	162	(469)	2,864
Equity method investment:
Epoch Global Absolute Return Fund, LLC	436	—	—	436	388	—	—	388
Total Other Investments	$3,675	$313	$(273)	$3,715	$3,559	$162	$(469)	$3,252

The unrealized losses for each period presented have been unrealized for twelve months or more. Management has reviewed its investment securities for other-than-temporary impairment in accordance with its accounting policy outlined in Note 2 of the Company’s Annual Report filed on Form 10-K for the year ended June 30, 2009. Based on management’s assessment, the Company does not believe that the declines are other-than-temporary for all periods presented. The gross unrealized losses from available-for-sale securities were primarily caused by overall weakness in the financial markets and world economy. The securities are expected to recover their value over time, and management has the intent and ability to hold these investments until such recovery occurs.

Proceeds as well as realized gains and losses recognized from investments classified as available-for-sale are as follows: (in thousands):

	For the Three Months Ended September 30,
	2009			2008
	Proceeds	Gross Realized		Proceeds	Gross Realized
		Gains	Losses		Gains	Losses
Investments:
Available-for-sale securities:
Epoch Global All Cap separate account	$953	$125	$(71)	$932	$—	$(257)

There were no gross realized gains or losses from Company-sponsored mutual funds for the periods presented.

Realized gains and losses from available-for-sale securities are included in Other income in the Condensed Consolidated Statements of Operations using the specific identification method.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended September 30, 2009 and 2008
(Unaudited)

Note 7 — Commitments and Contingencies

Employment Agreements

The Company entered into a three-year employment agreement with its Chief Executive Officer in November 2007, effective January 1, 2008. The agreement calls for a base annual salary of $350 thousand and bonus compensation in accordance with the Company’s bonus and incentive compensation plans. The agreement also calls for certain payments in the event of termination. The payments could vary depending on the cause of termination and whether or not the Board of Directors elects to enforce a non-compete agreement. The agreement was reviewed and approved by the Company’s Compensation Committee and the Board of Directors.

There are no employment contracts with any other employees or officers of the Company. There are written agreements with certain employees, which provide for sales commissions or bonuses, subject to the attainment of certain performance criteria or continuation of employment. Such commitments under the various agreements total approximately $0.7 million at September 30, 2009. Of this amount, approximately $0.3 million is included in accrued compensation and benefits in the Condensed Consolidated Balance Sheet at September 30, 2009. An additional $0.1 million will be accrued during the remainder of the fiscal year ending June 30, 2010 and shortly thereafter. Approximately $0.3 million represents restricted stock awards to be issued during the remainder of the fiscal year ending June 30, 2010 and shortly thereafter.

Legal Matters

From time to time, the Company or its subsidiaries may become parties to claims, legal actions and complaints arising in the ordinary course of business. Management is not aware of any claims which would have a material adverse effect on its condensed consolidated financial position, results of operations, or cash flows.

Note 8 — Treasury Stock

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

During the three months ended September 30, 2009 and 2008, the Company repurchased 81,900 shares and 63,900 shares at a weighted average price of $8.99 and $8.98, respectively. All shares repurchased are shown as Treasury stock at cost, in the Stockholders’ equity section of the Condensed Consolidated Balance Sheet.

Employee Tax Withholding

To satisfy statutory employee tax withholding requirements related to the vesting of common shares, the Company purchases from employees, and then resells in the open market, shares relinquished by employees to satisfy employee tax withholding obligations. At September 30, 2009, there were 24,823 shares at a weighted average cost of $8.75 held to be resold by the Company in the open market. These shares are shown as

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended September 30, 2009 and 2008
(Unaudited)

Note 8 — Treasury Stock  – (continued)

Treasury stock at cost in the Stockholders’ equity section of the Condensed Consolidated Balance Sheets. Any resulting gain or loss on resale is accounted for as an adjustment to Additional paid-in capital.

Note 9 — Share-Based Compensation

The Company granted $0.2 million and $2.3 million in restricted stock awards to employees during the three months ended September 30, 2009 and 2008, respectively. For the three months ended September 30, 2009, a total of 21,538 shares were granted at a weighted average price of $8.93. For the three months ended September 30, 2008, a total of 197,943 shares were granted at a weighted average price of $11.43.

The Company granted $0.4 million in restricted stock awards to non-employee directors during the three months ended September 30, 2009 and 2008, respectively. For the three months ended September 30, 2009, a total of 39,798 shares were granted at a weighted average price of $8.85. For the three months ended September 30, 2008, a total of 38,620 shares were granted at a weighted average price of $9.10.

Employee share-based compensation expense for restricted stock is recognized as follows: 12.5% immediately, and the remaining 87.5% ratably over the three-year vesting period of those awards. Non-employee director awards are recognized over a one-year period. Neither employee nor director share awards are subject to performance-based accelerated vesting.

During the fiscal year ended June 30, 2009 the Company issued nonqualified options to purchase 630,060 shares of common stock to employees of the Company. These stock options vest and are recognized ratably over three years from the grant date and have a term of seven years. The options have an exercise price of $6.17. However, upon vesting, the options are exercisable only if the volume weighted average price of the Company’s common stock equals or exceeds $9.25 for a period of at least 20 trading days. Issuance of these awards will result in total stock compensation expense of approximately $1.1 million over the requisite service period. The fair value of the option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used:

Expected term (years)	4.0
Expected volatility	50%
Dividend yield	1.94%
Risk-free interest rate	1.59%
Estimated discount due to restriction of exercise	15%
Forfeiture rate	7.5%

The expected life and forfeiture rate assumptions are based on the vesting period for each option grant and expected exercise behavior. The assumptions for expected volatility and dividend yield are based on recent historical experience. Risk-free interest rates are set using the grant-date U.S. Treasury yield curves for the same periods as the expected term.

For the three months ended September 30, 2009 and 2008, there were no options issued.

Total unrecognized compensation costs at September 30, 2009, including weighted average recognition period at September 30, 2009 is as follows (in thousands):

Award	Unrecognized Compensation Cost	Weighted Average Recognition Period
Unvested Restricted Stock	$4,888	1.8 years
Unvested Stock Options	$823	2.3 years

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended September 30, 2009 and 2008
(Unaudited)

Note 10 — Earnings per Share

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

The Company had 1,577,173 and 1,035,000 issued and outstanding stock options at September 30, 2009 and 2008, respectively. The calculation of EPS excluded 960,000 of the issued and outstanding stock options for the three months ended September 30, 2009 as the exercise price of those options was higher than the average market price of the common stock for the period. The calculation of EPS excluded 510,000 of the issued and outstanding stock options for the three months ended September 30, 2008, as the exercise price of those options was higher than the average market price of the common stock for the period. The conversion of those particular options, whose exercise price or contingent conversion price was higher than the average market price of the common stock during the respective period, would have an anti-dilutive effect.

The following table presents the computation of basic and diluted EPS for the three months ended September 30, 2009 and 2008, respectively (in thousands, except per share data):

	Three Months Ended September 30,
	2009	2008
Numerator:
Net income available to common stockholders:
Net income	$2,297	$582
Denominator:
Weighted average common shares outstanding	22,196	22,077
Net common stock equivalents assuming the exercise of in-the-money stock options	123	27
Weighted average common and common equivalent shares outstanding assuming dilution	22,319	22,104
Basic and diluted earnings per share	$0.10	$0.03

Note 11 — Comprehensive Income

A summary of comprehensive income is as follows (in thousands):

	Three Months Ended September 30,
	2009	2008
Net income	$2,297	$582
Other comprehensive income:
Change in unrealized gains (losses) on available-for-sale securities, net of taxes	239	(572)
Reclassification of realized (gains) losses to net income, net of taxes	(33)	257
Comprehensive income	$2,503	$267

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended September 30, 2009 and 2008
(Unaudited)

Note 12 — Subsequent Events

For purposes of preparing the accompanying condensed consolidated financial statements and the related notes, the Company evaluated subsequent events through the date the financial statements were first available for issuance on November 6, 2009.

Dividends on Common Stock

On October 9, 2009, the Board of Directors declared a quarterly cash dividend of $0.03 per share, or approximately $665 thousand in total, payable on November 13, 2009 to all shareholders of record at the close of business on October 30, 2009. The Company expects regular quarterly cash dividends going forward to be paid in February, May, August and November of each fiscal year, and anticipates a total annual dividend of $0.12 per common share. However, the actual declaration of future cash dividends, and the establishment of record and payment dates, is subject to determination by the Board of Directors each quarter after its review of the Company’s financial performance, as well as general business conditions, capital requirements, and any contractual, legal and regulatory restrictions. The Company may change its dividend policy at any time.

Strategic Relationship

On July 9, 2009, EIP entered into a strategic relationship with New York Life Investments, whereby the MainStay Group of Funds was to adopt the Company’s current family of mutual funds (the “Epoch Funds”), subject to approval by the shareholders of the Epoch Funds. The proposed transaction was approved by the Board of Directors of the Epoch Funds and subsequently approved by the shareholders of the Epoch funds at a special meeting on October 30, 2009. The transaction is expected to be completed by mid-November 2009. EIP will continue to be responsible for the day-to-day investment management of the funds through a sub-advisory relationship, while MainStay Investments (“MainStay”), the retail distribution arm of New York Life Investments, will be responsible for the distribution and administration of the funds. Each of the Epoch Funds will be co-branded as a “MainStay Epoch” fund. The four existing Epoch Funds currently have approximately $800 million in assets under management.

In addition to the existing sub-advisory relationship between EIP and New York Life Investments as of September 30, 2009, and the adoption of the Epoch Funds indicated above, EIP and New York Life Investments have entered into an arrangement wherein, among other things, EIP and an affiliate of New York Life Investments will establish a distribution and administration relationship with respect to certain separately managed account and unified managed account products, and New York Life Investments agrees to certain minimum sales targets.

*****

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Set forth on the following pages is management’s discussion and analysis of our financial condition and results of operations for the three months ended September 30, 2009 and 2008. Such information should be read in conjunction with our unaudited condensed consolidated financial statements together with the notes to the unaudited condensed consolidated financial statements. When we use the terms the “Company,” “management,” “we,” “us,” and “our,” we mean Epoch Holding Corporation, a Delaware corporation, and its consolidated subsidiaries.

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

These risks and uncertainties are not exhaustive. Other sections of this Quarterly Report on Form 10-Q may include additional factors which could adversely impact the Company’s business and financial performance. Moreover, the Company operates in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for the Company’s management to predict all risks and uncertainties, nor can the Company’s management assess the impact of all factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Although the Company believes the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, level of activity, performance or achievements. Moreover, neither the Company nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. The Company is under no duty to update any of these forward-looking statements after the date of this Quarterly Report on Form 10-Q, nor to conform the Company’s prior statements to actual results or revised expectations, and the Company does not intend to do so.

Forward-looking statements include, but are not limited to, statements about the Company’s:

•	business strategies and investment policies,
•	possible or assumed future results of operations and operating cash flows,
•	competitive position,
•	potential growth opportunities,
•	potential operating performance, achievements, productivity improvements, efficiency and cost reduction efforts,
•	expected tax rate,
•	expectations with respect to the economy, securities markets, the market for mergers and acquisitions activity, the market for asset management activity and other industry trends,
•	product development,

•	business environment, and
•	the effect of future legislation and regulation on the Company.

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

Factors Which May Affect Future Results

There are numerous risks which may affect the results of operations of the Company. Factors which could affect the Company’s success include, but are not limited to, the ability to attract and retain clients, performance of the financial markets and invested assets managed by the Company, retention of key employees, misappropriation of assets and information by employees, system failures, significant changes in regulations, the costs of compliance associated with existing regulations and the penalties associated with non-compliance, and the risks associated with the loss of key members of the management team.

In addition, the Company’s ability to expand or alter its product offerings, whether through acquisitions or internal development is critical to its long-term success and has inherent risks. This success is dependent on the ability to identify and fund those products or acquisitions on terms which are favorable to the Company. There can be no assurance that any of these operating factors or acquisitions can be achieved or, if undertaken, they will be successful.

These and other risks related to our Company are discussed in detail under Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

Critical Accounting Estimates

Our significant accounting estimates are described in Note 2 of the Notes to the Consolidated Financial Statements, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009. The Company’s Critical Accounting Estimates have not changed from those reported in the Company’s Form 10-K for the fiscal year ended June 30, 2009.

Overview

The Company is a global asset management firm with accomplished and experienced professionals. Our professional staff averages over 20 years of experience in our industry. The Company combines in-house research and insight, an absolute-return orientation, and a dedication to serving the informed investor. Headquartered in New York City, the Company had approximately $9.8 billion in assets under management (“AUM”) as of September 30, 2009.

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

AUM consists of actively traded securities. The fair value of AUM is determined by an independent pricing service, which uses publicly available, unadjusted quoted market prices to measure our AUM. The Company substantiates values obtained for assets with another independent pricing service to confirm all prices are valid. Since virtually no security in AUM is fair valued by the Company, there is no significant judgment involved in the calculation of AUM in a way that directly impacts the Company’s revenue recognition.

Financial and Business Highlights

During the three months ended September 30, 2009, nearly all equity markets improved. Favorable market conditions significantly impacted our operations for the quarter. Some notable achievements during the three months ended September 30, 2009 were as follows:

•	The Company’s AUM increased to approximately $9.8 billion at September 30, 2009, an increase of nearly $2.0 billion, or 24%, from June 30, 2009. AUM increased from September 30, 2008 by 61%, or just over $3.7 billion.
•	The Company continued to attract new assets, with net inflows exceeding $0.8 billion during the period.
•	Operating leverage, which is defined as the total revenue growth rate that exceeds the rate of growth of expenses, rose considerably. Operating revenues increased by 35% from the same period a year ago, while operating expenses increased by 3%. Operating margin for the quarter ended September 30, 2009 was 31%.
•	During September 2009, management entered into a new sublease agreement for 10,000 square feet, and terminated a sublease for 3,000 square feet which was set to expire June 2010. The additional space should provide capacity for future firm expansion.
•	The Company’s financial position remains strong, with cash balances of $38.0 million, or 63% of total assets, working capital of $41.5 million, and a current ratio of 6.9. The Company expects its working capital to continue to improve during the next quarter as a result of its increase in operating margin.

Summary operating information for the quarter ended September 30, 2009 and 2008 is presented in the table below:

	Three Months Ended September 30,		Change
(Dollars in Thousands)	2009	2008	$	%
Operating Revenues	$11,417	$8,478	$2,939	35%
Operating Income	$3,562	$854	$2,708	317%
Operating Margin(1)	31%	10%
Net Income	$2,297	$582	$1,715	295%
Earnings Per Share:
Basic and diluted	$0.10	$0.03	$0.07	233%
AUM (in millions)	$9,796	$6,085	$3,711	61%

(1)	Defined as operating income divided by operating revenues.

Operating margin significantly improved from the same period a year ago. The main driver of this was the increase in revenue due to higher levels of AUM, primarily as a result of net inflows from new and existing business. Market appreciation, particularly since March 2009, also contributed to the AUM increase. The Company had net inflows of approximately $3.3 billion for the twelve months ended September 30, 2009, and finished the period ended September 30, 2009 with AUM of $9.8 billion, a 61% increase from AUM of $6.1 billion at September 30, 2008.

The average assets under management for the three months ended September 30, 2009 was approximately $8.8 billion compared to approximately $6.6 billion for the three months ended September 30, 2008, an increase of approximately 35%. U.S. equity markets declined approximately 5 – 10% from September 30, 2008, but increased substantially since March 2009. Global equity markets performed slightly better over the past twelve months.

The Company continued to concentrate on expense management and cost containment during the three months ended September 30, 2009. Operating expenses were slightly higher, increasing by $0.2 million compared with the same period a year ago. Lease termination costs from the early termination of subleased premises, as well as accelerated amortization of leasehold improvements on the related premises, were the primary reasons for the increase.

Business Environment

As an investment management and advisory firm, our results of operations can be directly impacted by global market, political, and economic trends. The Company’s business environment and equity markets are influenced by several factors, including corporate profitability, investor confidence, unemployment, and financial market transparency. These factors can directly affect market appreciation or depreciation, which in turn, impacts our investment advisory and management business.

During the three months ended September 30, 2009, investor sentiment improved amid signs that the Federal Reserve’s expansive monetary policy, coupled with a variety of stimulus programs, succeeded in pulling the economy back onto a more stable path. Equities staged an impressive rally from March 2009 lows. However, uncertainty still exists as to how strong and stable the current economic rebound will be, particularly given current levels of unemployment and consumer confidence.

The improving economy and market environment in the United States during the three months ended September 30, 2009 was emulated by most equity markets around the world.

Index	Three Months Ended September 30, 2009	Twelve Months September 30, 2009
Dow Jones Industrial Average(1)	15.8%	(7.4)%
NASDAQ Composite(2)	15.9%	1.5%
S&P 500(3)	15.6%	(6.9)%
MSCI World (Net)(4)	17.4%	(2.3)%
Russell 3000 Value(5)	18.6%	(10.8)%

(1)	Dow Jones Industrial Average is a trademark of Dow Jones & Company, which is not affiliated with Epoch.
(2)	NASDAQ Composite Index is a trademark of the NASDAQ Stock Market, Inc., which is not affiliated with Epoch.
(3)	S&P 500 is a trademark of Standard & Poor’s, a division of the McGraw-Hill Companies, Inc., which is not affiliated with Epoch.
(4)	MSCI World Index is a trademark of MSCI Inc., which is not affiliated with Epoch.
(5)	Russell 3000 Value Index is a trademark of Russell Investments, which is not affiliated with Epoch.

Company Impact and Outlook

The equity market rally enhanced our revenue stream and increased our AUM by approximately $1.1 billion during the three months ended September 30, 2009. The Company continues to acquire new flows, from both new and existing clients.

Despite the recent stock market gains, we continue to be cautiously optimistic. Management remains focused on ways to further develop our existing distribution channels. We continue to review and revise our cost containment and expense management policies, ensuring that operating costs are monitored, assessed and aligned with our business strategy. Above all, we continue to seek to identify value creating opportunities for our clients, our employees, and our shareholders.

Assets Under Management and Flows (“AUM”)

The following table sets forth the changes in our AUM for the periods presented (dollars in millions):

	Three Months Ended September 30,
	2009	2008
Beginning of period assets	$7,891	$6,634
Client Flows:
Inflows/new accounts	983	607
Outflows/closed accounts	(171)	(409)
Net inflows	812	198
Market appreciation/(depreciation)	1,093	(747)
Net change	1,905	(549)
End of period assets	$9,796	$6,085
Percent change in total AUM	24.1%	(8.3)%
Organic growth percentage(1)	10.3%	3.0%

(1)	Net inflows divided by beginning of period assets.

For the three months ended September 30, 2009 and 2008, approximately 51% and 55%, respectively, of investment advisory and management fees were earned from services to mutual funds under advisory and sub-advisory contracts whose fees are calculated based upon daily net asset values, and approximately 49% and 45%, respectively, of fees were earned from services provided for separate accounts whose fees are calculated based upon asset values at the end of the period.

No material impact to revenues or operating results arose during the periods presented as a result of differences between the average daily AUM for the funds where our fees are calculated based upon daily net asset values and the period ending AUM for those funds.

The charts on the following page show the Company’s products as a percentage of AUM as of September 2009 and 2008, respectively:

As of September 30, 2009		1-Year Change		3-Month Change
Distribution Channel	AUM	Amt	%	Amt	%
Sub-advisory	$5,034	$2,213	78.4%	$702	16.2%
Institutional	4,500	1,510	50.5%	1,191	36.0%
High net worth	262	(12)	(4.4)%	12	4.8%
Total AUM	$9,796	$3,711	61.0%	$1,905	24.1%

The following table and charts shows the Company’s AUM by product, annual and quarterly changes at September 30, 2009, as well as Epoch investment products as a percentage of AUM as of September 30, 2009 and September 30, 2008, respectively (in millions):

As of September 30, 2009		1-Year Change		3-Month Change
Product	AUM	Amt	%	Amt	%
U.S. Value	$2,791	1,241	80.1%	451	19.3%
U.S. All Cap Value/Balanced	2,420	819	51.2%	404	20.0%
Global Equity Shareholder Yield	1,762	499	39.5%	247	16.3%
U.S. Small/Smid Cap Value	1,291	555	75.4%	217	20.2%
International/Int. Small Cap	469	83	21.5%	73	18.4%
Global Absolute Return/ Choice	875	504	135.8%	500	133.3%
Global Small Cap	188	10	5.6%	13	7.4%
Total AUM	$9,796	3,711	61.0%	1,905	24.1%

Results of Operations

Three Months Ended September 30, 2009 and 2008

For the three months ended September 30, 2009, the Company recorded net income of $2.3 million, an increase of $1.7 million from the same period a year ago. Basic earnings per share were $0.10 per share for the three months ended September 30, 2009, compared to $0.03 per share for the same period a year ago.

The primary drivers for the significant improvement in net income were as follows:

•	Operating revenues increased by $2.9 million, or 35%, during the three months ended September 30, 2009 compared with the same period a year ago. This increase was caused by both market appreciation and continued net inflows. The Company had net inflows of approximately $3.3 billion for the twelve months ended September 30, 2009, and approximately $0.8 billion for the three months ended September 30, 2009.
•	Other income increased by $0.3 million compared with the same period a year ago. The prior year comparable period included $0.3 million in realized losses on investments.
•	Offsetting these increases in income was a $0.2 million increase in operating expenses from the same period a year ago. An increase in employee related costs, as well as costs related to the termination of a sublease, were the primary reasons for the overall change.

Operating Revenues:

	Three Months Ended September 30,		Change
(Dollars in Thousands)	2009	2008	$	%
Investment advisory and management fees	$11,141	$8,478	$2,663	31%

The increase in revenues was attributable to the increase in AUM compared with the same period a year ago, primarily as a result of net inflows from new and existing business. Market appreciation, particularly since March 2009, also contributed to the increase in AUM. The Company had net inflows of approximately $3.3 billion for the twelve months ended September 30, 2009, and finished the period ended September 30, 2009 with AUM of $9.8 billion, a 61% increase from AUM of $6.1 billion at September 30, 2008.

The average assets under management for the three months ended September 30, 2009 was approximately $8.8 billion compared to approximately $6.6 billion for the three months ended September 30, 2008, an increase of approximately 35%. U.S. equity markets declined approximately 5 – 10% from September 30, 2008, but increased substantially since March 2009. Global equity markets performed slightly better over the past twelve months.

For the three months ended September 30, 2009, CI Investments Inc. (“CI”), a Canadian-owned investment management company, accounted for approximately 11% of revenues. For the three months ended September 30, 2008, CI accounted for approximately 14% of revenues.

	Three Months Ended September 30,		Change
(Dollars in Thousands)	2009	2008	$	%
Performance fees	$276	$—	$276	NM

NM — not meaningful

The Company recognized performance fees during the three months ended September 30, 2009 from clients whose agreements included a performance measurement period of September 30, 2009. These fee arrangements generated performance fees based upon certain pre-established benchmarks. The Company currently has incentive agreements that provide for quarterly or annual performance measurement periods.

Operating Expenses:

	Three Months Ended September 30,		Change
(Dollars in Thousands)	2009	2008	$	%
Employee related costs (excluding share-based compensation)	$4,516	$4,117	$399	10%
As a percent of total revenue	40%	49%

Expenses in this category include salaries, benefits, severance, incentive compensation, signing bonuses and commission expenses. These expenses increased primarily as a result of increased incentive compensation accruals stemming from higher AUM and revenue levels. Employee headcount was virtually unchanged from the comparable period a year ago.

	Three Months Ended September 30,		Change
(Dollars in Thousands)	2009	2008	$	%
Share-based compensation	$971	$1,330	$(359)	(27)%
As a percent of total revenue	9%	16%

The Company believes that share-based compensation promotes unity in the workplace and a common objective with shareholders. Employee share-based compensation expense for restricted stock is recognized as follows: 12.5% immediately, and the remaining 87.5% ratably over the three-year service period of those awards. Employee share-based compensation expense for stock options is recognized ratably over the three year service period from the grant date.

The Company traditionally has issued share awards to certain senior executives during the first three months following the June 30 fiscal year end and to other employees during the first three months following the calendar year. Effective in the prior fiscal year, the Company began issuing share awards to all employees during the first three months following the calendar year. The reduction in share-based compensation from the comparable period a year ago is reflective of this change.

In the three months ended September 30, 2009 and 2008, a total of 21,538 and 197,943 shares of restricted stock, respectively, were issued to employees. The value of these awards was $0.2 million and $2.3 million, respectively. The decrease in the number of shares issued is the result of the change in issuance of awards to senior officers previously discussed. A total of 2,692 and 24,742 shares of the awards issued in the three months ended September 30, 2009 and 2008, respectively, or approximately 12.5%, were immediately vested. The remaining 87.5% of the shares vest over the subsequent three years. During the three months ended September 30, 2009 a total of 9,796, or $0.1 million, were forfeited by terminated employees. There were no forfeitures during the three months ended September 30, 2008.

During the three months ended September 30, 2009 and 2008, a total of 39,798 and 38,620 shares of restricted stock, respectively, were granted to directors of the Company. The value of these awards was $0.4 million in each period. Share grants to directors generally transpire in the three months ended September 30. All director stock awards vest over one year. Director share-based compensation expense is recognized ratably over the one-year vesting period of those awards.

During the second half of fiscal year ended June 30, 2009, the Company issued options to purchase 630,060 shares of common stock to employees of the Company. These stock options vest and are recognized ratably over three years from the grant date and have a term of seven years. The options have an exercise price of $6.17. However, upon vesting, the options are exercisable only if the volume weighted average price of the Company’s common stock equals or exceeds $9.25 for a period of at least 20 trading days. Issuance of these awards will result in total stock compensation expense of $1.1 million over the requisite service period.

	Three Months Ended September 30,		Change
(Dollars in Thousands)	2009	2008	$	%
Occupancy and technology	$1,083	$879	$204	23%
As a percent of total revenue	9%	10%

Occupancy and technology expenses consist primarily of office space rentals, market data services, and information technology. A sublease termination fee incurred during the period associated with the Company’s early termination of a sublease was the primary reason for the increase in this expense. The Company expects to occupy new office space under a new sublease during our second fiscal quarter. We expect this expense to be higher during the next quarter as a result of higher rent from the new space.

	Three Months Ended September 30,		Change
(Dollars in Thousands)	2009	2008	$	%
Professional fees and services	$693	$719	$(26)	(4)%
As a percent of total revenue	6%	8%

These expenses include outside legal fees for general corporate legal affairs, independent accountants’ fees, consulting fees, employee placement fees and other professional services. These expenses were virtually unchanged when compared with the same period a year ago.

	Three Months Ended September 30,		Change
(Dollars in Thousands)	2009	2008	$	%
General and administrative	$381	$473	$(92)	(19)%
As a percent of total revenue	3%	6%

General and administrative expenses consist primarily of expenses for travel and entertainment, advertising and marketing, and other office related expenses. A decrease in travel-related expenses as a result of the Company’s expense management and cost control efforts was the main reason for the decline.

	Three Months Ended September 30,		Change
(Dollars in Thousands)	2009	2008	$	%
Depreciation and amortization	$211	$106	$105	99%
As a percent of total revenue	2%	1%

Depreciation and amortization increased when compared with the same period a year ago. Management’s decision to terminate an office sublease by the end of October 2009 resulted in a change to the estimated useful life of the underlying leasehold improvements and certain equipment, thus accelerating depreciation and amortization during the period by approximately $90 thousand.

	Three Months Ended September 30,		Change
(Dollars in Thousands)	2009	2008	$	%
Other income	$308	$34	$274	806%
As of percent of income before income taxes	8%	4%

Other income includes interest income, dividend income, realized gains and losses on investments, and rental income from subleased office space. The prior year period included realized losses of $0.3 million from the sales of investments in its Company sponsored separate account.

	Three Months Ended September 30,		Change
(Dollars in Thousands)	2009	2008	$	%
Provision for income taxes	$1,573	$306	$1,267	NM
Effective income tax rate	40.6%	34.5%

NM — not meaningful

In calculating the provision for income taxes, the Company uses an estimate of the annual effective income tax rate based upon the facts and circumstances known at each interim period. The effective income tax rate is adjusted, as appropriate. The increase in the effective income tax rate is the result of higher income levels when compared with the same period a year ago.

Three Months Ended September 30, 2009 and Prior Quarter Ended June 30, 2009

Summary operating information for the three months ended September 30, 2009 and June 30, 2009 is presented in the table below:

	Three Months Ended
	Sept. 30,	June 30,	Prior Quarter Change
(Dollars in Thousands)	2009	2009	$	%
Operating Revenues	$11,417	$9,070	$2,347	26%
Operating Income	$3,562	$1,967	$1,595	81%
Operating Margin(1)	31%	22%
AUM (in millions)	$9,796	$7,891	$1,905	24%

(1)	Defined as operating income divided by operating revenues.

The Company’s operating income increased by 81% in the current quarter ended September 30, 2009 when compared with the prior quarter ended June 30, 2009, and is reflective of an increase in operating revenues as a result of higher AUM levels. Market appreciation and the Company’s continued ability to attract new assets were the reasons for the revenue growth. Partially offsetting the increase in revenue was an increase in operating expenses stemming from management’s decision to terminate an existing sublease for larger office space, the sublease of which was signed by management in September. This caused the Company to recognize lease termination costs as well as accelerated depreciation costs on the previous leasehold improvements.

Liquidity and Capital Resources

The Company’s operating cash flows are primarily influenced by the timing and receipt of investment management fees, and the payment of operating expenses, including incentive compensation to employees. Investment management fees are generally collected within 90 days of billing. The Company traditionally has paid cash incentive compensation during the first three months following the fiscal year to certain senior executives, and to other employees during the first three months following the calendar year. Commencing in the fiscal quarter ending March 31, 2009, the Company began to pay cash incentive compensation to all employees during the first three months following the calendar year. To implement such a shift, the Company utilized a six-month stub period for those senior executives.

Investing cash flows are principally influenced by activities to acquire property and equipment, reinvestment of earnings from investments in Company-sponsored products, and proceeds from other transactions.

Financing cash flows are predominately influenced by the payment of common stock dividends and the repurchase of the Company’s common stock. The Company has been making quarterly dividend payments on its common stock since the quarter ended December 31, 2007.

The Company remains committed to growing its business in this challenging market environment and expects that its main uses of cash will be to invest in new products, enhance its distribution network, pay quarterly dividends, acquire shares of its common stock when appropriate, enhance technology infrastructure and pay corporate operating expenses, which are predominantly variable in nature and therefore fluctuate with revenue and AUM levels. The Company also anticipates using cash during the upcoming quarter to furnish and improve the newly subleased office space. The Company continues to seek opportunities to prudently reduce its variable costs and discretionary spending wherever possible.

Sources of Liquidity

Sources of funds for the Company’s operations are derived from investment advisory and investment management fees, interest on the Company’s cash, cash equivalents, and held-to-maturity securities, and sublease income. The Company’s balance sheet continues to reflect significant liquidity. As of September 30, 2009, the Company had $47.0 million in liquid assets, consisting of cash and cash equivalents of $38.0 million and $9.0 million of accounts receivable to fund its business growth strategy. Given the availability of these funds, the Company does not maintain or anticipate a need for an external source of liquidity.

At September 30, 2009, accounts payable and accrued liabilities, which consist of trade payables, accrued professional fees, and other liabilities, were $1.2 million. The increase in accounts payable and accrued liabilities during the period is reflective of accruals for the lease termination costs previously discussed, professional fees for legal work performed in connection with the New York Life strategic arrangement, and pending trade settlement of share repurchases.

Accrued compensation and benefits, which consist primarily of accrued incentive compensation, were $5.5 million. The increase in accrued incentive compensation reflected in the cash flow statement results from the timing of payments made for certain senior executives previously discussed, as well as higher levels of incentive compensation accruals in conjunction with higher AUM and operating revenue levels when compared with the same period a year ago.

The Company also realized excess tax benefits of $0.4 million during the three months ended September 30, 2009. Excess tax benefits reduce the amount of income taxes to be paid. Excess tax benefits arise in connection with the Company’s share-based compensation. When a restricted stock award vests, the market price on the date the stock vests to the employee may be higher than the original grant-date fair market value of the award. If so, the difference between the cumulative amount that has been recognized through the Statement of Operations and the vesting amount results in an excess tax benefit. Excess tax benefits reduce income taxes payable and increase additional paid-in capital in the period they are recognized.

The Company has no debt and management does not foresee any reason to incur debt unless a significant business opportunity warrants such action. The Company’s business does not require it to maintain significant capital balances. Management believes that the sources of liquidity described above will be sufficient to meet the Company’s operating needs for the foreseeable future and will enable it to continue to implement its growth strategy.

Cash Flows

A summary of cash flow data for the three months ended September 30, 2009 and 2008, respectively, is as follows (in thousands):

	Three Months Ended September 30,
	2009	2008
Cash flows provided by/(used in):
Operating activities	$4,627	$(2,249)
Investing activities	(2,700)	173
Financing activities	(966)	(325)
Net increase/(decrease) in cash and cash equivalents	961	(2,401)
Cash and cash equivalents at beginning of period	37,055	37,436
Cash and cash equivalents at end of period	38,016	35,035
Percent of total assets	63%	67%

Cash Flows from Operating Activities

Net cash provided by operating activities of $4.6 million during the three months ended September 30, 2009 reflects net income and the timing in the cash settlement of assets and liabilities during the period. The difference from the prior comparable period reflects the change in net income, the timing of incentive compensation payments for certain senior executives, the change in excess tax benefits recognized on share-based compensation, and the timing differences in the cash settlement of assets and liabilities.

Cash Flows from Investing Activities

Cash flows used in investing activities totaled $2.7 million for three months ended September 30, 2009. Purchases of long-term corporate bonds with more attractive interest rates than money market instruments accounted for most of the funds used in investing activities. These securities are classified as held-to-maturity securities on the Condensed Consolidated Balance Sheet as it is management’s intention to hold these securities until they mature.

Cash Flows from Financing Activities

Cash flows used in financing activities primarily reflect the payment of common stock dividends, share buy-backs and the recognition of excess tax benefits on share-based compensation. Cash used for financing activities totaled $1.0 million for the three months ended September 30, 2009.

Dividends paid during the three months ended September 30, 2009 were approximately $0.7 million. The Company also repurchased 81,900 shares under our authorized repurchase program for approximately $0.7 million during the same period.

Working Capital

The Company’s working capital and current ratio (current assets divided by current liabilities) for the three months ended September 30, 2009 and recent fiscal year ended June 30, 2009 is set forth in the table below (in thousands):

	September 30, 2009	June 30, 2009	Change
			$	%
Current Assets	$48,487	$46,152	$2,335	5%
Current Liabilities	6,998	4,255	2,743	64%
Working Capital	$41,489	$41,897	$(408)	(1)%
Current Ratio(1)	6.9	10.8	(3.9)	(36)%

(1)	current assets divided by current liabilities.

The Company expects its working capital to increase over the next quarter as a result of its increase in operating margin.

Capital Expenditures

In September 2009, the Company entered into a sublease agreement for 10,000 square feet. While the Company does not have material commitments for future leasehold improvements, it is anticipated that the Company will incur higher levels of capital expenditures during the next quarter ending December 31, 2009 as it improves the new space and acquires additional equipment and technology. These future capital expenditures are expected to paid from cash generated from operations.

Quarterly Common Stock Dividends

Quarterly dividends of approximately $0.7 million were paid in August 2009 and August 2008.

On October 9, 2009, the Board of Directors declared a quarterly cash dividend of $0.03 per share, or approximately $665 thousand in total, payable on November 13, 2009 to all shareholders of record at the close of business on October 30, 2009. The Company expects regular quarterly cash dividends going forward to be paid in February, May, August and November of each fiscal year, and anticipates a total annual dividend of $0.12 per common share. However, the actual declaration of future cash dividends, and the establishment of record and payment dates, is subject to determination by the Board of Directors each quarter after its review of the Company’s financial performance, as well as general business conditions, capital requirements, and any contractual, legal and regulatory restrictions. The Company may change its dividend policy at any time.

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

During the three months ended September 30, 2009 and 2008, the Company repurchased 81,900 shares and 63,900 shares at a weighted average price of $8.99 and $8.98, respectively. All shares repurchased are shown as Treasury stock at cost, in the Stockholders’ equity section of the Condensed Consolidated Balance Sheet.

Contractual Obligations

The Company’s headquarters and operations are located in New York, New York. Business is conducted at a location with approximately 13,000 square feet under a long-term lease that expires in September 2015. In September 2009, as a result of anticipated firm expansion, the Company terminated an existing sublease for 3,000 square feet of office space, and entered into a new sublease for 10,000 square feet of space. This new space is expected to be occupied during the quarter ended December 31, 2009.

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

The subtenant has performed its obligations under the sublease agreement and the Company is not aware of any credit issues with the subtenant. As of September 30, 2009, the remaining future minimum payments under this lease total $0.7 million. Future minimum receipts from the subtenant, net of profit sharing with the landlord, slightly exceed $0.5 million as of September 30, 2009.

The Company entered into a three-year employment agreement with its Chief Executive Officer in November 2007, effective January 1, 2008. The agreement calls for a base annual salary of $350 thousand and bonus compensation in accordance with the Company’s bonus and incentive compensation plans. The agreement also calls for certain payments in the event of termination. The payments could vary depending on the cause of termination and whether or not the Board of Directors elects to enforce a non-compete agreement. The agreement was reviewed and approved by the Company’s Compensation Committee and the Board of Directors.

Summary of Contractual Obligations

The following table summarizes all contractual obligations, including the aforementioned office leases (in thousands):  Payments Due in
Fiscal Years Ended June 30,

	Remaining Payments in 2010	2011 – 2012	2013 – 2014	2015 and Thereafter	Total
Primary New York operations(1)	$987	$2,841	$2,854	$1,784	$8,466
Subleased New York lease	481	200	—	—	681
Other operating leases	34	12	4	—	50
Total obligations	1,502	3,053	2,858	1,784	9,197
Sublease income, net(2)	(430)	(96)	—	—	(526)
Net obligations	$1,072	$2,957	$2,858	$1,784	$8,671

(1)	In September 2009, the Company terminated a sublease agreement, which was to expire in June 2010, and entered into a new sublease agreement effective October 2009.
(2)	Amounts are net of landlord profit sharing.

Off-Balance Sheet Arrangements

As of September 30, 2009, the Company had no off-balance sheet arrangements.

New Accounting Pronouncements

FASB Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”) (FASB ASC 105-10). SFAS 168 replaces all previously issued accounting standards and establishes the FASB Accounting Standards CodificationTM (“FASB ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. SFAS 168 is effective for all interim and annual periods ending after September 15, 2009. The FASB ASC is not intended to change existing U.S. GAAP. The adoption of this pronouncement only resulted in changes to the Company’s financial statement disclosure references. As such, the adoption of this pronouncement had no effect on the Company’s condensed consolidated financial position, results of operations, or cash flows.

In order to facilitate the transition to the FASB ASC, the Company has elected to show all references to FASB ASC within this report on Form 10-Q along with a parenthetical reference to the previous accounting standard.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The Company’s predominant exposure to market risk is directly related to its role as an investment adviser for the mutual funds and separate accounts the Company manages. Changes in value of assets managed will impact the level of management and performance fee revenues. Approximately 51% of the Company’s revenue is derived from daily net asset values, while the remaining 49% of revenue is derived from market values of AUM at the end of the quarter. Declines in equity security market prices could cause revenues to decline because of lower investment management fees by causing:

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

Other Investments Market Risk

The Company is exposed to fluctuations in the market price of its Other investments. Other investments consist of investments in Company-sponsored investment vehicles, including mutual funds, and investment product separate account, and a limited liability company. Investments the Company makes are generally seed capital or to establish a performance track record. The Company does not hedge its market risk related to these securities and does not intend to do so in the future.

At September 30, 2009 and June 30, 2009, respectively, the Company performed a sensitivity analysis to assess the potential loss in the fair value of these market-risk sensitive securities. The following table represents the estimated impact on the Company’s financial position assuming a hypothetical 10% decline in associated market indices (I):

	Fair Value	Fair Value Assuming 10% Decline	Decrease in Stockholders’ Equity(1)
At September 30, 2009:
Available-for-sale securities:
Epoch Global All Cap separate account	$2,356	$2,163	$193
Company-sponsored mutual funds	922	841	81
Equity method:
Epoch Global Absolute Return Fund, LLC	436	399	37
Total Investments	$3,715	$3,403	$312
At June 30, 2009:
Available-for-sale securities:
Epoch Global All Cap separate account	$2,058	$1,890	$168
Company-sponsored mutual funds	806	737	69
Equity method:
Epoch Global Absolute Return Fund, LLC	388	357	31
Total Investments	$3,252	$2,984	$268

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

Interest Rate Risk

The Company’s investment income consists primarily of interest income and realized gains and losses on its investments. The Company’s investment income is highly sensitive to fluctuation in interest rates. During the three months ended September 30, 2009, the Company purchased approximately $2.4 million in long-term corporate bonds. Since it is management’s intent to hold these investments until they mature, these investments have been accounted for as held-to-maturity securities. The Company does not hedge its market risk related to these securities and does not intend to do so in the future. The Company believes that a hypothetical change in the interest rate of 100 basis points would not have a material impact on its condensed consolidated results of operations, financial condition or cash flows.

The table below provides information about the Company’s investment securities held-to-maturity, including expected principal flows for the fiscal years June 30, 2010 through June 30, 2015 and thereafter (in thousands):

	Payments Due in Fiscal Years Ended June 30,
	2010	2011	2012	2013	2014	2015 and Thereafter	Total Principal Cash Flows	Fair Market Value at September 30, 2009
Corporate Bonds	$—	$—	$350	$1,450	$500	$—	$2,300	$2,424
Weighted average interest rate			3.55%	2.48%	3.25%

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

The Company consistently monitors the quality of the institution where its cash is deposited, the balance of which, at times, may be in excess of the Federal Deposit Insurance Corporation insurance limits. Presently, the Company neither participates in hedging activities nor does it have any derivative financial instruments.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The Company has established and maintains disclosure controls and other procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to provide reasonable assurance that material information relating to Epoch Holding Corporation and its subsidiaries on a consolidated basis required to be disclosed in its reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated accurately to the Company’s management, including its principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can only provide reasonable, not absolute assurance, that the objectives of the disclosure controls and procedures are met.

For the quarter ended September 30, 2009, management, with the participation of the Company’s principal executive officer and principal financial and accounting officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on such evaluation of these disclosure controls and procedures, the Company’s principal executive officer and principal financial and accounting officer have concluded that the Company’s disclosure controls and procedures were effective during the period covered by this Quarterly Report on Form 10-Q.

The Company has also established and maintains internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of condensed consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In the ordinary course of business, the Company routinely enhances its internal controls and procedures for financial reporting by either upgrading its current systems or implementing new systems. During the fiscal quarter ended September 30, 2009, there was no change in the Company’s internal controls over financial reporting (as defined in Rule 13a-5(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company or its subsidiaries may become parties to claims, legal actions and complaints arising in the ordinary course of business. Management is not aware of any claims which would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Item 1a. Risk Factors.

See Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Environment” in this report for a discussion of the conditions in the financial markets and economic conditions affecting our business.

In addition, for further discussion of our potential risks and uncertainties, see information under the heading “Risk Factors” in our annual report on Form 10-K for the year ended June 30, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer.

The table below provides information with respect to the treasury shares the Company purchased under the Company’s share repurchase plans during the three months ended September 30, 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Outstanding Plans or Programs(1)
July 1, 2009 – July 31, 2009	—	$—	—	227,200
August 1, 2009 – August 31, 2009	—	$—	—	227,200
September 1, 2009 – September 30, 2009	81,900	$8.99	81,900	145,300
	81,900		81,900

(1)	As of November 3, 2009, there were 121,700 shares that could be purchased under our share repurchase program

To satisfy statutory employee tax withholding requirements related to the vesting of common shares from employee stock awards, the Company purchases, and then resells in the open market, shares to satisfy employee tax withholding obligations. At September 30, 2009, there were 24,823 shares held in treasury to be resold by the Company in the open market.

Item 5. Other Information.

The Company’s Annual Meeting of Stockholders will be held on Thursday, December 3, 2009 at 9:00 A.M. at The Cornell Club of New York City, 6 East 44th Street, New York, New York 10017.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Certificate of Incorporation of the Registrant, as amended.(A)
3.2	Amended and Restated By-Laws of Epoch Holding Corporation (as adopted April 2, 2008).(B)
4.1	Amended and Restated 2004 Omnibus Long-Term Incentive Compensation Plan.(F)
4.4	Stockholders Agreement dated as of June 2, 2004 among J Net Enterprises, Inc. and certain of its stockholders.(C)
4.5	Registration Rights Agreement dated as of June 2, 2004 among J Net Enterprises, Inc. and certain of its stockholders.(C)
10.1	Employment Agreement by and between Epoch Holding Corporation and William W. Priest, dated as of November 28, 2007 and effective as of January 1, 2008.(D)
10.2	1992 Incentive and Non-qualified Stock Option Plan.(E)
10.40	Form of Indemnification Agreement between the Registrant and each director and officer of the Registrant.(I)
10.45	Office lease between Vornado 640 Fifth Avenue LLC (Landlord) and Epoch Investment Partners, Inc. (Tenant).(G)
10.46	Form of Restricted Stock Agreement.(H)
10.47	Office lease between 680 Fifth Avenue Associates, L.P. (Landlord) and JNet Enterprises (Tenant).(H)
10.48	Office sublease between J Net Enterprises, Inc. (Tenant) and The Game Show Network (subtenant).(H)
10.49	Office sublease between Epoch Investment Partners, Inc. (Tenant) and Centerview Partners Holdings LLC (subtenant).(I)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.(I)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.(I)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(I)

(A)	Incorporated by reference to Registrant’s Form 8-K dated December 7, 2004.
(B)	Incorporated by reference to Registrant’s Form 8-K dated April 2, 2008.
(C)	Incorporated by reference to Registrant’s Form 8-K dated June 3, 2004.
(D)	Incorporated by reference to Registrant’s Form 8-K dated December 3, 2007.
(E)	Incorporated by reference to Registrant’s 1992 Proxy Statement.
(F)	Incorporated by reference to Registrant’s Form S-8 dated December 29, 2008.
(G)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005.
(H)	Incorporated by reference to Registrant’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2006.
(I)	Filed herewith.

SIGNATURE

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPOCH HOLDING CORPORATION (Registrant)
Date: November 6, 2009	By: /s/ Adam Borak Chief Financial Officer (Principal Financial and Accounting Officer)