Form 10-Q
period 2009-12-31
EPOCH HOLDING CORP
filed 2010-02-08
CIK 351903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from  to .

Commission File Number: 1-9728

EPOCH HOLDING CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-1938886
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

640 Fifth Avenue, New York, NY 10019

(Address of Principal Executive Offices)

(212) 303-7200

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not Check if Smaller Reporting Company)	Smaller reporting company ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of February 2, 2010, there were 22,184,251 shares of the registrant’s common stock, $.01 par value per share, issued and outstanding.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2009

Form 10-Q Item No.	Page No.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.	1
Condensed Consolidated Balance Sheets — December 31, 2009 (Unaudited) and June 30, 2009	1
Condensed Consolidated Statements of Operations (Unaudited) — for the Three and Six Months Ended December 31, 2009 and 2008	2
Condensed Consolidated Statements of Changes in Stockholders’ Equity — for the Year Ended June 30, 2009 and Six Months Ended December 31, 2009 (Unaudited)	3
Condensed Consolidated Statements of Cash Flows (Unaudited) — for the Six Months Ended December 31, 2009 and 2008	4
Notes to Condensed Consolidated Financial Statements (Unaudited)	5 - 14
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	15 - 36
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	36 - 38
Item 4. Controls and Procedures.	38
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.	39
Item 1A. Risk Factors.	39
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	39
Item 4. Submission of Matters to a Vote of Security Holders.	39
Item 5. Other Information.	40
Item 6. Exhibits.	40
Signature	41

Items other than those listed above have been omitted because they are not applicable.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	December 31, 2009	June 30, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,351	$37,055
Accounts receivable	10,413	7,523
Prepaid and other current assets	2,148	1,574
Total current assets	44,912	46,152
Property and equipment, net of accumulated depreciation of $2,140 and $1,803, respectively	1,498	1,275
Security deposits	1,226	1,119
Deferred income taxes, net	3,076	3,209
Held-to-maturity securities, at amortized cost (fair value of $2,020) – (Note 5)	2,021	—
Other investments (cost of $3,830 and $3,559, respectively) – (Note 6)	3,958	3,252
Total assets	$56,691	$55,007
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$718	$636
Accrued compensation and benefits	5,839	3,573
Deferred revenue	303	—
Income taxes payable	—	46
Total current liabilities	6,860	4,255
Deferred rent	853	728
Subtenant security deposit	236	234
Total liabilities	7,949	5,217
Commitments and contingencies – (Note 7)
Stockholders’ equity:
Common stock	226	225
Additional paid-in capital	53,370	50,848
(Accumulated deficit)/Retained earnings	(1,704)	1,256
Accumulated other comprehensive loss	(58)	(307)
Treasury stock, at cost – (Note 8)	(3,092)	(2,232)
Total stockholders’ equity	48,742	49,790
Total liabilities and stockholders’ equity	$56,691	$55,007

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands, Except per Share Data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Operating Revenues:
Investment advisory and management fees	$12,889	$6,768	$24,030	$15,246
Performance fees	220	—	496	—
Total operating revenues	13,109	6,768	24,526	15,246
Operating Expenses:
Employee related costs (excluding share-based compensation)	5,589	3,887	10,105	8,004
Share-based compensation	960	791	1,931	2,121
Occupancy and technology	996	730	2,079	1,610
Professional fees and services	578	458	1,271	1,177
General and administrative	522	465	903	937
Depreciation and amortization	126	105	337	211
Total operating expenses	8,771	6,436	16,626	14,060
Operating Income	4,338	332	7,900	1,186
Other Income:
Net realized gains on other investments – (Note 10)	104	4,424	160	4,168
Interest and other income	225	251	477	542
Total other income	329	4,675	637	4,710
Income Before Income Taxes	4,667	5,007	8,537	5,896
Provision for income taxes	1,939	2,034	3,512	2,340
Net Income	$2,728	$2,973	$5,025	$3,556
Earnings Per Share: – (Note 11)
Basic and diluted	$0.12	$0.13	$0.23	$0.16
Weighted-Average Shares Outstanding:
Basic	22,165	22,066	22,180	22,072
Diluted	22,311	22,066	22,314	22,074
Cash dividends declared per share	$0.33	$0.15	$0.36	$0.18

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For The Year Ended June 30, 2009 and Six Months Ended December 31, 2009
(Dollars and Shares in Thousands)

	Preferred Stock Series A Convertible		Common Stock		Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balances at June 30, 2008	10	$10	20,290	$203	$44,745	$698	$(228)	9	$(83)	$45,345
Net income	—	—	—	—	—	5,860	—	—	—	5,860
Net unrealized losses on available-for-sale securities, net of tax	—	—	—	—	—	—	(915)	—	—	(915)
Reclassification of realized losses included in net income, net of tax	—	—	—	—	—	—	836	—	—	836
Comprehensive income										5,781
Issuance and forfeitures of restricted common stock	—	—	536	5	295	—	—	—	—	300
Amortization of unearned share-based compensation	—	—	—	—	4,196	—	—	—	—	4,196
Conversion of preferred stock	(10)	(10)	1,667	17	(7)	—	—	—	—	—
Common stock dividends	—	—	—	—	—	(5,302)	—	—	—	(5,302)
Income tax benefit from dividends paid on unvested shares	—	—	—	—	112	—	—	—	—	112
Net sales/purchases of shares for employee withholding	—	—	(31)	—	(203)	—	—	31	(207)	(410)
Repurchase of common shares	—	—	(264)	—	—	—	—	264	(1,942)	(1,942)
Excess income tax benefit from vesting of restricted shares	—	—	—	—	1,710	—	—	—	—	1,710
Balances at June 30, 2009	—	—	22,198	$225	$50,848	$1,256	$(307)	304	$(2,232)	$49,790
Net income	—	—	—	—	—	5,025	—	—	—	5,025
Net unrealized gains on available-for-sale securities, net of tax	—	—	—	—	—	—	340	—	—	340
Reclassification of realized gains included in net income, net of tax	—	—	—	—	—	—	(91)	—	—	(91)
Comprehensive income										5,274
Issuance and forfeitures of restricted common stock	—	—	53	1	(7)	—	—	—	—	(6)
Amortization of unearned share-based compensation	—	—	—	—	1,937	—	—	—	—	1,937
Common stock dividends	—	—	—	—	—	(7,985)	—	—	—	(7,985)
Income tax benefit from dividends paid on unvested shares	—	—	—	—	131	—	—	—	—	131
Net sales/purchases of shares for employee withholding	—	—	31	—	25	—	—	(31)	207	232
Repurchase of common shares	—	—	(118)	—	—	—	—	118	(1,067)	(1,067)
Excess income tax benefit from vesting of restricted shares	—	—	—	—	436	—	—	—	—	436
Balances at December 31, 2009 (unaudited)	—	$—	22,164	$226	$53,370	$(1,704)	$(58)	391	$(3,092)	$48,742

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Six Months Ended December 31,
	2009	2008
Cash flows from operating activities:
Net income	$5,025	$3,556
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(225)	316
Share-based compensation	1,931	2,121
Depreciation and amortization	337	211
Net realized gains on investments	(160)	(4,168)
Equity in net (income)/loss from limited liability company	(85)	126
Amortization of bond premiums	13	—
Income tax benefit from vesting of restricted shares	(436)	(1,696)
Income tax benefit from payment of dividends on unvested shares	(131)	(82)
(Increase)/decrease in operating assets:
Accounts receivable	(2,890)	1,125
Prepaid and other current assets	(402)	(621)
Increase/(decrease) in operating liabilities:
Accounts payable and accrued liabilities	82	(246)
Accrued compensation and benefits	2,266	(530)
Deferred revenue	303	—
Income taxes payable	521	331
Deferred rent	125	(42)
Net cash provided by operating activities	6,274	401
Cash flows from investing activities:
Purchases of held-to-maturity securities	(2,434)	—
Proceeds from redemption of held-to-maturity securities	400	—
Capital expenditures	(560)	(16)
Investments in Company-sponsored products and other investments	(32)	(30)
Security deposits, net	(105)	(10)
Proceeds from other transactions	6	4,938
Net cash (used in)/provided by investing activities	(2,725)	4,882
Cash flows from financing activities:
Cash dividends paid	(7,985)	(1,327)
Repurchase of common stock, net	(860)	(1,473)
Income tax benefit from vesting of restricted shares	436	1,696
Income tax benefit from payment of dividends on unvested shares	131	82
Net gains (losses) on sale of shares for employee withholding	25	(218)
Net cash used in financing activities	(8,253)	(1,240)
Net (decrease) increase in cash and cash equivalents during period	(4,704)	4,043
Cash and cash equivalents at beginning of period	37,055	37,436
Cash and cash equivalents at end of period	$32,351	$41,479
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,587	$2,228
Supplemental disclosure of non-cash investing activities:
Net change in unrealized gains (losses) on available-for-sale securities, net of tax	$249	$(546)

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended December 31, 2009 and 2008
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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The fiscal year-end Condensed Consolidated Balance Sheet was derived from audited financial statements and, in accordance with interim financial statement standards, does not include all disclosures required by GAAP for annual financial statements. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying financial statements through February 5, 2010, the date the financial statements were issued.

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

The Company implemented the following accounting policy during the six months ended December 31, 2009. For a complete listing of the Company’s significant accounting policies, please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

Held-to-Maturity Securities

During the six months ended December 31, 2009, the Company purchased long-term debt securities. Since management has the positive intent and ability to hold these investments until they mature, these investments have been accounted for as held-to-maturity investments. The investments are carried at amortized cost. Premiums and discounts on investments in debt securities are amortized over the contractual lives of these securities. The method of amortization results in a constant effective yield on those securities. Interest on debt securities is recognized in income as earned.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended December 31, 2009 and 2008
(Unaudited)

Note 2 — Summary of Significant Accounting Policies  – (continued)

Recently Issued Accounting Standards

FASB Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”) (FASB ASC 105-10). SFAS 168 replaces all previously issued accounting standards and establishes the FASB Accounting Standards CodificationTM (“FASB ASC” or “Codification”) as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All other accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for all interim and annual periods ending after September 15, 2009. The FASB ASC is not intended to change existing U.S. GAAP. The adoption of this pronouncement only resulted in changes to the Company’s financial statement disclosure references. As such, the adoption of this pronouncement had no effect on the Company’s condensed consolidated financial position, results of operations, or cash flows.

In order to facilitate the transition to the FASB ASC, the Company has elected to show all references to FASB ASC within this report on Form 10-Q along with a parenthetical reference to the previous accounting standard.

New Consolidation Guidance for Variable Interest Entities

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-17 (SFAS No. 167, Amendments to FASB Interpretation No. 46(R)). ASU No. 2009-17 requires a company to perform a qualitative analysis to determine whether its variable interests give it a controlling financial interest in a variable interest entity (“VIE”). Under ASU No. 2009-17, a company has a controlling interest when it has (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity, or the right to receive benefits from the entity, that could potentially be significant to the VIE. A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. ASU No. 2009-17 also requires an ongoing reassessment of whether a company is the primary beneficiary of a VIE, and additional disclosures about a company’s involvement in VIEs and any significant changes in risk exposure due to that involvement. ASU No. 2009-17 will be effective for the Company’s fiscal year beginning July 1, 2010. The Company does not expect the adoption of ASU No. 2009-17 to have a material effect on its consolidated financial position, results of operations or earnings per share.

Note 3 — Fair Value Measurements

In accordance with FASB ASC 820-10 (SFAS No. 157, Fair Value Measurements), the Company established a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•	Level 1 — quoted prices in active markets are available for identical assets or liabilities as of the reported date.
•	Level 2 — quoted prices in markets that are not active or other pricing inputs that are either directly or indirectly observable as of the reported date.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended December 31, 2009 and 2008
(Unaudited)

Note 3 — Fair Value Measurements  – (continued)

•	Level 3 — prices or valuation techniques that are both significant to the fair value measurement and unobservable as of the reported date. These financial instruments do not have active markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

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

Other Investments:

Other investments consist of investments in Company-sponsored investment vehicles, including mutual funds, an investment product separate account, and a limited liability company. These investments generally represent either seed capital or an investment to establish a performance track record.

The investments in the mutual funds and in the separate account are accounted for as available-for-sale investments and valued under the market approach through the use of unadjusted quoted market prices available in an active market and are classified within Level 1 of the valuation hierarchy. The fair market value of these investments at December 31, 2009 was $3.5 million.

The investment in the Epoch Global Absolute Return Fund, LLC is accounted for under the equity method, whereby the Company records its percentage share of realized and unrealized earnings or losses in the Condensed Consolidated Statement of Operations. Accordingly, FASB ASC 820-10 does not apply to this investment. The carrying value of this investment at December 31, 2009 was $0.5 million.

The following table presents, for each of the hierarchy levels previously described, the Company’s assets that are measured at fair value as of December 31, 2009 (in thousands):

	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other investments:
Available-for-sale	$3,485	$3,485	$—	$—

At December 31, 2009, the Company did not hold any financial liabilities measured at fair value.

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

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended December 31, 2009 and 2008
(Unaudited)

Note 3 — Fair Value Measurements  – (continued)

Security Deposits:

Security deposits are funds held in certificates of deposit as required by the lessors of the Company’s leased and subleased office premises. These investments mature, and are renewed, in one-year intervals, and accordingly are valued at cost plus accrued interest, which approximates fair value.

Note 4 — Accounts Receivable

The Company’s accounts receivable balances do not include an allowance for doubtful accounts for the periods presented and there have been no bad debt expenses recognized during the three and six months ended December 31, 2009 and 2008, respectively. Management believes these receivables are fully collectible.

Significant Customers

For the three and six months ended December 31, 2009, New York Life Investment Management, through the MainStay Group of Funds, accounted for approximately 15% and 11%, of consolidated operating revenues, respectively, while CI Investments Inc. (“CI”), a Canadian-owned investment management company, accounted for approximately 10% of consolidated operating revenues.

For the three and six months ended December 31, 2008, CI accounted for approximately 13% and 14% of consolidated operating revenues, respectively.

Note 5 — Held-to-Maturity Securities

The Company’s investment securities classified as held-to-maturity consist of long-term debt securities. These investments are carried at amortized cost. Gross unrealized gains and losses, and fair value of these securities at December 31, 2009 are as follows (in thousands):

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Held-to-maturity securities	$2,021	$—	$(1)	$2,020

The fair value of investments in held-to-maturity securities is valued under the market approach through the use of quoted prices for similar investments in active markets.

During the three months ended December 31, 2009, a $0.4 million bond was called by the issuer, at cost. As such, no gain or loss was recognized.

The contractual maturities of the investment securities classified as held-to-maturity at December 31, 2009 are as follows (in thousands):

Contractual Maturities	Amortized Cost	Fair Value
> 1 – 3 years	$1,119	$1,122
> 3 – 5 years	902	898
Total	$2,021	$2,020

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended December 31, 2009 and 2008
(Unaudited)

Note 6 — Other Investments

The Company’s Other investments at December 31, 2009 and June 30, 2009 are summarized as follows (in thousands):

	December 31, 2009				June 30, 2009
	Cost Basis	Gross Unrealized		Estimated Fair Value	Cost Basis	Gross Unrealized		Estimated Fair Value
		Gains	Losses			Gains	Losses
Available-for-sale securities:
Epoch Global All Cap separate account	$2,229	$309	$(22)	$2,516	$2,072	$128	$(142)	$2,058
Company-sponsored mutual funds	1,128	60	(219)	969	1,099	34	(327)	806
Total available-for-sale securities	3,357	369	(241)	3,485	3,171	162	(469)	2,864
Equity method investment:
Epoch Global Absolute Return Fund, LLC	473	—	—	473	388	—	—	388
Total Other Investments	$3,830	$369	$(241)	$3,958	$3,559	$162	$(469)	$3,252

The unrealized losses for each period presented have been unrealized for twelve months or more. Management has reviewed its investment securities for other-than-temporary impairment in accordance with its accounting policy outlined in Note 2 of the Company’s Annual Report filed on Form 10-K for the fiscal year ended June 30, 2009. Based on management’s assessment, the Company does not believe that the declines are other-than-temporary for all periods presented. The gross unrealized losses from available-for-sale securities were primarily caused by overall weakness in the financial markets and world economy. The securities are expected to recover their value over time, and management has the intent and ability to hold these investments until such recovery occurs. Unrealized gains or losses from available-for-sale securities are recorded in other comprehensive income (loss), net of tax, as a separate component of stockholders’ equity until realized.

Proceeds as well as realized gains and losses recognized from investments classified as available-for-sale are as follows: (in thousands):

	For the Three Months Ended December 31,
	2009			2008
	Proceeds	Gross Realized		Proceeds	Gross Realized
		Gains	Losses		Gains	Losses
Available-for-sale securities:
Epoch Global All Cap separate account	$834	$115	$(29)	$560	$2	$(315)

	For the Six Months Ended December 31,
	2009			2008
	Proceeds	Gross Realized		Proceeds	Gross Realized
		Gains	Losses		Gains	Losses
Available-for-sale securities:
Epoch Global All Cap separate account	$1,787	$240	$(103)	$1,492	$13	$(583)

Realized gains and losses from available-for-sale securities are included in Other income in the Condensed Consolidated Statements of Operations using the specific identification method.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended December 31, 2009 and 2008
(Unaudited)

Note 7 — Commitments and Contingencies

Employment Agreements

Besides the employment contract with the Company’s Chief Executive Officer dated November 28, 2007, there are no employment contracts with any other officers or employees of the Company. There are written agreements with certain employees, which provide for sales commissions or bonuses, subject to the attainment of certain performance criteria or continuation of employment. Such commitments under the various agreements total approximately $1.1 million at December 31, 2009. Of this amount, approximately $0.5 million is included in accrued compensation and benefits in the Condensed Consolidated Balance Sheet at December 31, 2009. An additional $0.1 million will be accrued during the remainder of the fiscal year ending June 30, 2010 and shortly thereafter. Approximately $0.5 million represents restricted stock awards to be issued during the remainder of the fiscal year ending June 30, 2010 and shortly thereafter.

Strategic Relationship

On July 9, 2009, EIP entered into a strategic relationship with New York Life Investments, whereby the MainStay Group of Funds adopted the Company’s family of mutual funds (the “Epoch Funds”). The transaction was approved by the Board of Directors of the Epoch Funds and subsequently approved by the shareholders of the Epoch Funds at a special meeting on October 30, 2009. The adoption of the Epoch Funds by New York Life Investments’ MainStay Group of Funds was completed in November 2009. EIP continues to be responsible for the day-to-day investment management of the funds through a sub-advisory relationship, while MainStay Investments (“MainStay”), the retail distribution arm of New York Life Investments, is responsible for the distribution and administration of the funds. Each former Epoch Fund is now co-branded as a “MainStay Epoch” Fund.

In addition to an existing sub-advisory relationship between EIP and New York Life Investments, and the adoption of the Epoch Funds indicated above, EIP and New York Life Investments have entered into an arrangement wherein, among other things, EIP and an affiliate of New York Life Investments have established a distribution and administration relationship with respect to certain separately managed account and unified managed account products, and New York Life Investments agrees to certain minimum sales targets.

Legal Matters

From time to time, the Company or its subsidiaries may become parties to claims, legal actions and complaints arising in the ordinary course of business. Management is not aware of any claims which would have a material adverse effect on its condensed consolidated financial position, results of operations, or cash flows.

Note 8 — Treasury Stock

Common Stock Repurchases

During the three and six months ended December 31, 2009, the Company repurchased 36,000 shares and 117,900 shares at a weighted-average price of $9.19 and $9.05, respectively, under the Company’s stock repurchase plan. The total cost of treasury stock acquired during the three and six months ended December 31, 2009 was $0.3 million and $1.1 million, respectively.

During the three and six months ended December 31, 2008, the Company repurchased 117,401 shares and 181,301 shares at a weighted-average price of $7.48 and $8.01, respectively. The total cost of treasury stock acquired during the three and six months ended December 31, 2008 was $0.9 million and $1.5 million, respectively.

All shares repurchased are shown as Treasury stock at cost, in the Shareholders’ equity section of the Condensed Consolidated Balance Sheet.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended December 31, 2009 and 2008
(Unaudited)

Note 8 — Treasury Stock  – (continued)

In December 2009, the Board of Directors authorized the Company to repurchase up to an additional 300,000 shares. At December 31, 2009, there were 409,300 shares of common stock available for repurchase under the stock repurchase program. The stock repurchase plan is not subject to an expiration date.

Employee Tax Withholding

To satisfy statutory employee tax withholding requirements related to the vesting of common shares, the Company purchases from employees, and then resells in the open market, shares relinquished by employees to satisfy employee tax withholding obligations. At December 31, 2009 there were no shares held by the Company for resale in the open market related to employee tax withholdings. Any resulting gain or loss on resale is accounted for as an adjustment to Additional paid-in capital.

Note 9 — Share-Based Compensation

The Company did not grant stock awards to employees during the three months ended December 31, 2009. During the three months ended December 31, 2008, the Company granted $0.4 million in restricted share awards representing 40,370 shares at a weighted-average price of $9.26.

The Company granted $0.2 million and $2.6 million in restricted stock awards to employees during the six months ended December 31, 2009 and 2008, respectively. For the six months ended December 31, 2009 and 2008, a total of 21,538 and 238,313 shares were granted at a weighted-average price of $8.93 and 11.06, respectively.

During the three months ended December 31, 2009, the Company granted $35 thousand, or 3,661 restricted share awards, to a non-employee director, at a weighted-average price of $9.60. No non-employee director share awards were issued during the three months ended December 31, 2008.

The Company granted $0.4 million in restricted stock awards to non-employee directors during the six months ended December 31, 2009 and 2008, respectively. For the six months ended December 31, 2009, a total of 43,459 shares were granted at a weighted-average price of $8.91. For the six months ended December 31, 2008, a total of 38,620 shares were granted at a weighted-average price of $9.10.

Employee share-based compensation expense for restricted stock is recognized as follows: 12.5% immediately, and the remaining 87.5% ratably over the three-year vesting period of those awards. Non-employee director awards are recognized over a one-year period. Neither employee nor director share awards are subject to performance-based accelerated vesting.

During the fiscal quarter ended March 31, 2009, the Company issued nonqualified options to purchase 630,060 shares of common stock to employees of the Company. These stock options vest and are recognized ratably over three years from the grant date and have a term of seven years. The options have an exercise price of $6.17. However, upon vesting, the options are exercisable only if the volume weighted-average price of the Company’s common stock equals or exceeds $9.25 for a period of at least 20 trading days. Issuance of these awards results in total stock compensation expense of approximately $1.1 million over the requisite service period. The fair value of the option grant was estimated on the date of grant using the Black-Scholes option pricing model.

For the three and six months ended December 31, 2009 and 2008, there were no options issued or exercised.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended December 31, 2009 and 2008
(Unaudited)

Note 9 — Share-Based Compensation  – (continued)

Total unrecognized compensation costs at December 31, 2009, and weighted-average recognition period at December 31, 2009 are as follows (in thousands):

Award	Unrecognized Compensation Cost	Weighted-Average Recognition Period
Unvested Restricted Stock	$4,026	1.6 years
Unvested Stock Options	735	2.1 years
Total unrecognized compensation costs	$4,761

Note 10 — Other Income

Strategic Data Corporation transaction

During the fiscal year ended June 30, 2000, J Net Enterprises, Inc. (“JNet”), the predecessor company to Epoch, made an investment in Strategic Data Corp. (“SDC”), a technology-related company that specialized in advertising optimization technology. During the fiscal year ended June 30, 2001, the carrying value of this investment was deemed to be impaired by JNet’s management and written down to zero.

On February 20, 2007, SDC’s stockholders approved the acquisition of its stock by Fox Interactive Media, Inc. (“FIM”). Under the terms of the agreement, FIM acquired all of the outstanding common stock, preferred stock, and vested and unvested stock options of SDC. The SDC merger also called for contingent payments, upon the achievement of certain targets and milestones, payable over a period of approximately 3.5 years from the closing date.

The merger agreement was subsequently amended during the quarter ended December 31, 2008 to provide for a final settlement of all contingent payments by December 31, 2008. As such, additional payments totaling $4.7 million were received in December 2008. These payments represented the final contingent payments and are included in Net realized gains on investments in the Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2008. No further payments are expected.

Note 11 — Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net earnings by the weighted-average number of common shares outstanding during the period.

Diluted EPS is computed by dividing net earnings, adjusted for the effect of dilutive securities, by the weighted-average number of common and common equivalent shares outstanding during the period. The Company uses the treasury stock method to reflect the dilutive effect of unexercised stock options.

The Company had 1,577,173 and 1,035,000 issued and outstanding stock options at December 31, 2009 and 2008, respectively. The calculation of EPS excluded 960,000 of the issued and outstanding stock options for the three and six months ended December 31, 2009 as the exercise price of those options was higher than the average market price of the common stock for the respective periods.

The calculation of EPS excluded 1,035,000 and 960,000 of the issued and outstanding stock options for the three and six months ended December 31, 2008, respectively, as the exercise price of those options was higher than the average market price of the common stock for the respective periods. The conversion of those particular options, whose exercise price was higher than the average market price of the common stock during the respective period, would have an anti-dilutive effect.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended December 31, 2009 and 2008
(Unaudited)

Note 11 — Earnings per Share  – (continued)

The table that follows presents the computation of basic and diluted EPS for the three and six months ended December 31, 2009 and 2008, respectively (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Numerator:
Net income available to common stockholders:
Net income	$2,728	$2,973	$5,025	$3,556
Denominator:
Weighted-average common shares outstanding	22,165	22,066	22,180	22,072
Net common stock equivalents assuming the exercise of in-the-money stock options	146	—	134	2
Weighted-average common and common equivalent shares outstanding assuming dilution	22,311	22,066	22,314	22,074
Earnings per share:
Basic and diluted	$0.12	$0.13	$0.23	$0.16

Note 12 — Comprehensive Income

A summary of comprehensive income is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Net income	$2,728	$2,973	$5,025	$3,556
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on available-for-sale securities	101	(528)	340	(1,100)
Reclassification of realized (gains) losses to net income	(58)	297	(91)	554
Comprehensive income	$2,771	$2,742	$5,274	$3,010

Note 13 — Special Cash Dividends

On November 16, 2009, the Board of Directors declared a special cash dividend of $0.30 per share on the Company’s common stock. The dividend was payable on December 15, 2009 to all shareholders of record at the close of business on November 30, 2009. The aggregate dividend payment totaled approximately $6.7 million.

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

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended December 31, 2009 and 2008
(Unaudited)

Note 14 — Subsequent Events

Dividends on Common Stock

On January 8, 2010, the Board of Directors declared a quarterly cash dividend of $0.05 per share, or approximately $1.1 million in total, payable on February 12, 2010 to all shareholders of record at the close of business on January 29, 2010. The declaration represents an increase from the previous $0.03 per share rate. The Company expects regular quarterly cash dividends going forward to be paid in February, May, August and November of each fiscal year. However, the actual declaration of future cash dividends, and the establishment of record and payment dates, is subject to determination by the Board of Directors each quarter after its review of the Company’s financial performance, as well as general business conditions, capital requirements, and any contractual, legal and regulatory restrictions. The Company may change its dividend policy at any time.

*****

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Set forth on the following pages is management’s discussion and analysis of our financial condition and results of operations for the three and six months ended December 31, 2009 and 2008. Such information should be read in conjunction with our unaudited condensed consolidated financial statements together with the notes to the unaudited condensed consolidated financial statements. When we use the terms the “Company,” “management,” “we,” “us,” and “our,” we mean Epoch Holding Corporation, a Delaware corporation, and its consolidated subsidiaries.

Forward-Looking Statements

Certain information included, or incorporated by reference in this Quarterly Report on Form 10-Q and other materials filed or to be filed by Epoch Holding Corporation (“Epoch” or the “Company”) with the Securities and Exchange Commission (“SEC”) contain statements that may be considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about the Company, may include projections of the Company’s future financial performance based on the Company’s anticipated growth strategies and trends in the Company’s business. These statements are only predictions based on the Company’s current expectations and projections about future events. There are important factors that could cause the Company’s actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the risks and uncertainties outlined in “Factors Which May Affect Future Results.”

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

Forward-looking statements include, but are not limited to, statements about the Company’s:

•	business strategies and investment policies,
•	possible or assumed future results of operations and operating cash flows,
•	competitive position,
•	potential growth opportunities,
•	potential operating performance, achievements, productivity improvements, efficiency and cost reduction efforts,
•	expected tax rate,
•	unfunded client mandates,
•	product development, and

•	expectations with respect to the economy, securities markets, the market for mergers and acquisitions activity, the market for asset management activity and other industry trends.

Available Information

Reports the Company files electronically with the SEC via the SEC’s Electronic Data Gathering, Analysis and Retrieval system (“EDGAR”) may be accessed through the internet. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at www.sec.gov.

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

Overview

The Company is a global asset management firm with accomplished and experienced professionals. Our professional staff averages over 20 years of experience in our industry. The Company was formed by its founders with the specific goal of responding to paradigm shifts within the sources of global equity investment returns and within the structure of the investment management business as a whole.

The Company combines in-house research and insight, an absolute-return orientation, and a dedication to serving the informed investor. Headquartered in New York City, the Company had approximately $11.4 billion in assets under management (“AUM”) as of December 31, 2009. The Company continues to remain debt-free and has substantial resources available to fund current operations as well as to continue to implement its long- term growth strategy.

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

Revenues are generally derived as a percentage of AUM. Therefore, among other factors, revenues are dependent upon;

•	performance of financial markets
•	the ability to maintain existing clients, and
•	changes in the composition of AUM.

AUM consists of actively traded securities. The fair value of AUM is determined by an independent pricing service, which uses publicly available, unadjusted quoted market prices to measure our AUM. The Company substantiates the values obtained with another independent pricing service to confirm that all prices are valid. Since virtually no security in AUM is fair valued by the Company, there is no significant judgment involved in the calculation of AUM in a way that directly impacts the Company’s revenue recognition.

Financial and Business Highlights

During the three months ended December 31, 2009, equity markets continued to improve. Favorable market conditions significantly impacted our operations for the quarter through both positive investment returns and new client mandates. Some notable achievements during the three months ended December 31, 2009 were as follows:

•	The Company’s AUM increased to approximately $11.4 billion at December 31, 2009, more than double the $5.3 billion in AUM at December 31, 2008. AUM increased from the previous quarter ended September 30, 2009 by $1.6 billion, or 16%.
•	The Company continued to attract new assets, with net inflows exceeding $0.9 billion during the three-month period, nearly all of which were flows from new clients. Net inflows for the past twelve months were approximately $3.8 billion, of which approximately 80% was derived from new clients as our distribution channels continue to expand.
•	Operating revenues nearly doubled from the same period a year ago, rising $6.3 million. When compared with the previous quarter ended September 30, 2009, operating revenues increased by approximately 15%, or $1.7 million.
•	Operating income rose by approximately $4.0 million when compared with the same quarterly period a year ago. Operating margin was approximately 33% for the three months ended December 31, 2009.
•	In October 2009, the Company began occupying an additional 10,000 square feet of space under a new sublease agreement signed in September 2009. The additional space should provide capacity for future firm expansion.
•	The Board of Directors declared, and the Company paid, a special cash dividend of $0.30 per share in December 2009, in addition to the regular quarterly dividend of $0.03 per share paid in November. Subsequent to December 31, 2009, the Board approved an increase in the quarterly dividend rate to $0.05 per share from $0.03 per share.

•	The Company continued to repurchase outstanding common shares. The Company repurchased 117,900 shares during the six months ended December 31, 2009 and has repurchased 390,700 shares since the inception of the share buy-back program implemented in June 2008. In December 2009, the Board of Directors approved the repurchase of an additional 300,000 shares, increasing the total share buy-back authorization to 800,000 shares.

Summary operating information for the quarter ended December 31, 2009 and 2008 is presented in the table below:

	Three Months Ended December 31,		Change
(Dollars in Thousands)	2009	2008	$	%
Operating Revenues	$13,109	$6,768	$6,341	94%
Operating Income	$4,338	$332	$4,006	1207%
Operating Margin(1)	33%	5%
Net Income	$2,728	$2,973	$(245)	(8)%
Earnings Per Share:
Basic and diluted	$0.12	$0.13	$(0.01)	(8)%
Dividends declared per share(2)	$0.33	$0.15	$0.18	120%
AUM (in millions)	$11,354	$5,348	$6,006	112%

(1)	Defined as operating income divided by total operating revenues.
(2)	The December 31, 2009 amount includes a special dividend of $0.30 declared and paid during the quarter. The December 31, 2008 amount includes a special dividend of $0.12 declared during the quarter and paid in January 2009.

Operating margin significantly improved from the same period a year ago. The main driver of this was the increase in revenue due to higher levels of AUM, primarily as a result of net inflows from new clients. Positive investment returns also contributed to the AUM increase. As the Company’s AUM continues to grow, it is expected that the operating margins, under the present business model, will also continue to increase.

Net income was down in the current quarter compared with the same quarter a year ago. The prior year quarter included a non-recurring investment gain of $4.7 million. Excluding the prior year non-recurring investment gain, net income would have been $2.5 million higher than the same period a year ago. See Significant Prior Year Transaction discussion for further details.

The average assets under management for the three months ended December 31, 2009 was approximately $10.4 billion compared to approximately $5.3 billion for the three months ended December 31, 2008, an increase of approximately 96%. U.S. equity markets increased approximately 20-30% from December 31, 2008, and substantially since March 2009. Global equity markets performed even better over the past twelve months.

For the three months ended December 31, 2009 operating expenses were higher to support increased capacity and operations growth, increasing 36% compared with the same period a year ago. Increased employee incentive compensation, in conjunction with the Company’s overall growth and performance, was the primary reason for the increase.

Strategic Relationship

On July 9, 2009, EIP entered into a strategic relationship with New York Life Investments, whereby the MainStay Group of Funds adopted the Company’s family of mutual funds (the “Epoch Funds”). The transaction was approved by the Board of Directors of the Epoch Funds and subsequently approved by the shareholders of the Epoch Funds at a special meeting on October 30, 2009. The adoption of the Epoch Funds by New York Life Investments’ MainStay Group of Funds was completed in November 2009. EIP continues to be responsible for the day-to-day investment management of the funds through a sub-advisory relationship, while MainStay Investments (“MainStay”), the retail distribution arm of New York Life Investments, is responsible for the distribution and administration of the funds. Each former Epoch Fund is now co-branded as a “MainStay Epoch” Fund.

In addition to an existing sub-advisory relationship between EIP and New York Life Investments, and the adoption of the Epoch Funds indicated above, EIP and New York Life Investments have entered into an arrangement wherein, among other things, EIP and an affiliate of New York Life Investments have established a distribution and administration relationship with respect to certain separately managed account and unified managed account products, and New York Life Investments agrees to certain minimum sales targets.

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

During the three months ended December 31, 2009, investor sentiment continued to improve as the results from the various U.S. government stimulus programs began to take hold. Credit markets, a beneficiary of the various government lending programs, continued to strengthen. Future economic growth in the U.S. is difficult to assess until the effects of the U.S government stimulus program begin to subside.

International markets also continued to improve. Asian economies, in particular China, continued to demonstrate increasing levels of growth, a direct result of improving exports, industrial production and consumer confidence. Strong absolute gains from across almost all regions were achieved, although employment weakness in most countries continued to be a concern. The recent slow down in loan growth in China has created worries about future international economic growth. European equity markets also saw improvement, a direct result of improved consumer sentiment. However, uncertainty still exists as to how strong and stable the current economic rebound will be, particularly given current levels of unemployment.

Selected equity market performance for the past three, six, and twelve months are as follows:

	Period Ended December 31, 2009
Index	Three Months	Six Months	Twelve Months
Dow Jones Industrial Average(1)	8.7%	23.5%	18.8%
NASDAQ Composite(2)	6.9%	23.7%	43.9%
S&P 500(3)	6.0%	22.6%	26.5%
MSCI World (Net)(4)	4.1%	22.2%	30.0%
Russell 3000 Value(5)	4.2%	23.5%	19.8%

(1)	Dow Jones Industrial Average is a trademark of Dow Jones & Company, which is not affiliated with Epoch.
(2)	NASDAQ Composite Index is a trademark of the NASDAQ Stock Market, Inc., which is not affiliated with Epoch.
(3)	S&P 500 is a trademark of Standard & Poor’s, a division of the McGraw-Hill Companies, Inc., which is not affiliated with Epoch.
(4)	MSCI World Index is a trademark of MSCI Inc., which is not affiliated with Epoch.
(5)	Russell 3000 Value Index is a trademark of Russell Investments, which is not affiliated with Epoch.

Company Impact and Outlook

The equity market’s performance enhanced our revenue stream and increased our AUM, through market appreciation, by approximately $0.6 billion during the three months ended December 31, 2009. The Company continues to acquire new flows, from both new and existing clients.

Despite the recent stock market gains, we continue to be cautiously optimistic. Management remains focused on ways to further develop our existing distribution channels. The Company is continuing to utilize its resources to expand and stay well ahead of its AUM operating capacity. We continue to review and revise our resource allocations, cost containment and expense management policies, ensuring that operating costs are monitored, assessed and aligned with our business strategy.

Assets Under Management and Flows (“AUM”)

The following table sets forth the changes in our AUM for the periods presented (dollars in millions):

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Beginning of period assets	$9,796	$6,085	$7,891	$6,634
Client Flows:
Inflows/new accounts	1,454	717	2,437	1,322
Outflows/closed accounts	(508)	(273)	(679)	(668)
Net inflows	946	444	1,758	654
Market appreciation/(depreciation)	612	(1,181)	1,705	(1,940)
Net change	1,558	(737)	3,463	(1,286)
End of period assets	$11,354	$5,348	$11,354	$5,348
Percent change in total AUM	15.9%	(12.1)%	43.9%	(19.4)%
Organic growth percentage(1)	9.7%	7.3%	22.3%	9.9%

(1)	Net inflows divided by beginning of period assets.

Committed but unfunded mandates from new clients at December 31, 2009 were approximately $600 million and are expected to be funded in the following quarter. The possibility exists that not all mandates will be funded in the amounts and at the times management currently anticipates.

For the three months ended December 31, 2009 and 2008, approximately 48% and 55%, respectively, of investment advisory and management fees were earned from services to mutual funds under advisory and sub-advisory contracts whose fees are calculated based upon daily net asset values, and approximately 52% and 45%, respectively, of fees were earned from services provided for separate accounts whose fees are calculated based upon asset values at the end of the period.

No material impact to revenues or operating results arose during the periods presented as a result of differences between the average daily AUM for the funds where our fees are calculated based upon daily net asset values and the period ending AUM for those funds.

The charts on the following page highlight the quarterly growth in AUM and operating revenues as well as the components of the increase in AUM for the last four quarters:

The following charts and table show the Company’s AUM by distribution channel, three month, six month, and annual changes at December 31, 2009, as well as the distribution channels as a percentage of AUM as of December 31, 2009 and December 31, 2008, respectively (in millions):

As of December 31, 2009 ($ in Millions)		3 Month Change		6 Month Change		1 Year Change
Distribution Channel	AUM	Amt	%	Amt	%	Amt	%
Institutional	$4,827	$327	7.3%	$1,518	45.9%	$2,057	74.3%
Sub-advisory	6,260	1,226	24.4%	1,928	44.5%	3,910	166.4%
High net worth	267	5	1.9%	17	6.8%	39	17.1%
Total AUM	$11,354	$1,558	15.9%	$3,463	43.9%	$6,006	112.3%

During the three months ended December 31, 2009, approximately $820 million of AUM previously classified as Institutional was reclassified to Sub-advisory in conjunction with the adoption of the Epoch Funds by New York Life Investment Management.

The following charts and table shows the Company’s AUM by product, three month, six month, and annual changes at December 31, 2009, as well as Epoch’s investment products as a percentage of AUM as of December 31, 2009 and December 31, 2008, respectively (in millions):

As of December 31, 2009		3 Month Change		6 Month Change		1 Year Change
Product	AUM	Amt	%	Amt	%	Amt	%
U.S. Value	$3,132	$341	12.2%	$792	33.8%	$1,660	112.8%
U.S. All Cap Value/Balanced	2,583	163	6.7%	567	28.1%	1,054	68.9%
Global Equity Shareholder Yield	2,256	494	28.0%	741	48.9%	1,150	104.0%
Global Absolute Return/Choice	1,420	545	62.3%	1,045	278.7%	1,233	659.4%
U.S. Smid Cap Value	907	7	0.8%	158	21.1%	636	234.7%
International/Int. Small Cap	449	(20)	(4.3)%	53	13.4%	180	66.9%
U.S. Small Cap Value	396	5	1.3%	71	21.8%	129	48.3%
Global Small Cap	211	23	12.2%	36	20.6%	(36)	(14.9)%
Total AUM	$11,354	$1,558	15.9%	$3,463	43.9%	$6,006	112.3%

Investment Product Performance

The following table displays each product’s composite returns, net of management fees, for the three months, six months, and one year ended December 31, 2009 as well as through inception as measured against their applicable benchmarks:

Product	Inception Date(1)	Returns*(2)
		3 Months	6 Months	1 Year	Since Inception
U.S. Value Russell 1000 Value	31-Jul-01	6.6%	19.0%	28.3%	4.1%
		4.2%	23.2%	19.7%	2.3%
U.S. All Cap Value Russell 3000 Value	31-Jul-94	5.5%	20.6%	28.3%	10.2%
		4.2%	23.5%	19.8%	8.6%
Global Equity Shareholder Yield MSCI World (Net)	31-Dec-05	7.4%	20.5%	23.8%	3.4%
		4.1%	22.2%	30.0%	0.2%
U.S. Small Cap Value Russell 2000 Value	31-Dec-02	3.1%	19.8%	28.3%	7.3%
		3.6%	27.2%	20.6%	8.6%
U.S. Smid Cap Value Russell 2500 Value	31-Aug-06	4.7%	22.9%	34.1%	(0.9)%
		4.6%	28.5%	27.7%	(3.5)%
International Small Cap Value MSCI World Ex-USA Small Cap (Net)	31-Jan-05	2.2%	26.0%	46.5%	7.8%
		0.5%	23.5%	50.8%	3.6%
Global Absolute Return MSCI World (Net)	31-Dec-01	8.9%	22.8%	35.7%	10.1%
		4.1%	22.2%	30.0%	3.8%
U.S. Choice Russell 3000	30-Apr-05	5.5%	24.8%	30.5%	2.6%
		5.9%	23.2%	28.3%	1.8%
Global Choice MSCI World (Net)	30-Sep-05	8.9%	24.5%	35.5%	7.2%
		4.1%	22.2%	30.0%	0.9%
Global Small Cap MSCI World Small Cap (Net)	31-Dec-02	3.6%	21.4%	35.4%	11.1%
		2.8%	25.7%	44.1%	12.3%

*	Index and product returns assume dividend reinvestment. Product returns are net of management fees.
(1)	Epoch Investment Partners, Inc. became a registered investment adviser under the Investment Advisers Act of 1940 in June 2004. Performance from April 2001 through May 2004 is for Epoch’s investment team and accounts while at Steinberg Priest & Sloane Capital Management, LLC. For the period July 1994 through March 2001, Co-Chief Investment Officer and Chief Executive Officer William W. Priest managed the accounts while at Credit Suisse Asset Management and was the only individual responsible for selecting the securities to buy and sell.
(2)	Past performance is not indicative of future results.

Results of Operations

Three Months Ended December 31, 2009 and 2008

For the three months ended December 31, 2009, the Company recorded net income of $2.7 million, a decrease of $0.2 million from the same period a year ago. Basic earnings per share were $0.12 per share for three months ended December 31, 2009 when compared to $0.13 per share for the three months ended December 31, 2008.

The primary drivers for the change in net income were as follows:

•	Operating revenues nearly doubled from the same period a year ago. Operating income rose by $4.0 million. Operating margins increased to 33% compared to 5% for the comparable period a year ago, as the Company continued to improve upon its operating leverage.
•	Offsetting the increase in operating income was lower levels of investment income for the three months ended December 31, 2009. In particular, the prior year period included a $4.7 million non-recurring investment gain. Excluding the prior year non-recurring investment gain, net income would have been $2.5 million higher than the same period a year ago. Prior year net income would have been $0.2 million, or $0.01 per share for the three months ended December 31, 2008. See Significant Prior Year Transaction discussion for further details.

Operating Revenues:

	Three Months Ended December 31,		Change
(Dollars in Thousands)	2009	2008	$	%
Investment advisory and management fees	$12,889	$6,768	$6,121	90%

The increase in revenues was attributable to the increase in AUM compared with the same period a year ago, primarily as a result of net inflows from new clients. Market appreciation, particularly since March 2009, also contributed to the increase in AUM. A majority of the Company’s investment products outperformed their respective benchmarks during the past year, with significant growth across all products.

The Company had net inflows of approximately $3.8 billion for the twelve months ended December 31, 2009, and finished the period ended December 31, 2009 with AUM of $11.4 billion, a 112% increase from AUM of $5.3 billion at December 31, 2008. New business accounted for approximately $3.0 billion, or 80%, of the total net inflows for the past twelve months, and $0.8 billion, or 90%, of net inflows for the past three months.

The average assets under management for the three months ended December 31, 2009 was approximately $10.4 billion compared to approximately $5.3 billion for the three months ended December 31, 2008, an increase of approximately 96%. U.S. equity markets increased approximately 20-30% from December 31, 2008, and increased substantially since March 2009. Global equity markets performed even better over the past twelve months.

For the three months ended December 31, 2009, CI Investments Inc. (“CI”), a Canadian-owned investment management company, accounted for approximately 10% of consolidated operating revenues and New York Life Investment Management, through the MainStay Group of Funds, accounted for approximately 15%. For the three months ended December 31, 2008, CI accounted for approximately 13% of consolidated operating revenues.

	Three Months Ended December 31,		Change
(Dollars in Thousands)	2009	2008	$	%
Performance fees	$220	$—	$220	NM

NM — not meaningful

The Company recognized performance fees during the three months ended December 31, 2009 from clients whose agreements included a quarterly or year-end performance measurement period of December 31, 2009. These fee arrangements generated performance fees based upon certain pre-established benchmarks. Due to market conditions, there were no performance fees for the same period a year ago.

Operating Expenses:

	Three Months Ended December 31,		Change
(Dollars in Thousands)	2009	2008	$	%
Employee related costs (excluding share-based compensation)	$5,589	$3,887	$1,702	44%
As a percent of total revenue	43%	57%

Expenses in this category include salaries, benefits, severance, incentive compensation, signing bonuses and commissions. These expenses increased primarily as a result of increased incentive compensation stemming from higher AUM, revenue and operating income levels. Average headcount for the three months ended December 31, 2009 was virtually unchanged from that of the same period a year ago.

The Company places a high emphasis on pay for performance. As such, changes in the Company’s performance as well as changes in the underlying performance of our investment products have an impact on compensation and benefits.

	Three Months Ended December 31,		Change
(Dollars in Thousands)	2009	2008	$	%
Share-based compensation	$960	$791	$169	21%
As a percent of total revenue	7%	12%

In the three months ended December 31, 2009, no restricted stock was issued to employees. In the three months ended December 31, 2008 a total of 40,370 shares of restricted stock was issued to employees. The value of these awards was $0.4 million.

During the three months ended December 31, 2009, the Company granted 3,661 restricted share awards to a non-employee director, at a weighted-average price of $9.60. No non-employee director share awards were issued during the three months ended December 31, 2008.

During the fiscal quarter ended March 31, 2009, the Company issued options to purchase 630,060 shares of common stock to employees of the Company. These stock options vest and are recognized ratably over three years from the grant date and have a term of seven years. The options have an exercise price of $6.17. However, upon vesting, the options are exercisable only if the volume weighted-average price of the Company’s common stock equals or exceeds $9.25 for a period of at least 20 trading days. Issuance of these awards will result in total stock compensation expense of $1.1 million over the requisite service period.

	Three Months Ended December 31,		Change
(Dollars in Thousands)	2009	2008	$	%
Occupancy and technology	$996	$730	$266	36%
As a percent of total revenue	8%	11%

Occupancy and technology expenses consist primarily of office space rentals, market data services, and information technology. As a result of the Company’s continued business expansion, an additional 10,000 square feet of office space was acquired in September 2009 under a sublease agreement. The costs associated with this new space contributed to the increase in this expense. We expect this expense to be higher during the remainder of the current fiscal year when compared with the previous year as a result of incremental rent from the additional office space.

	Three Months Ended December 31,		Change
(Dollars in Thousands)	2009	2008	$	%
Professional fees and services	$578	$458	$120	26%
As a percent of total revenue	4%	7%

These expenses include outside legal fees for general corporate legal affairs, independent accountants’ fees, consulting fees, employee placement fees and other professional services. Increased employee placement fees was a primary factor for this increase.

	Three Months Ended December 31,		Change
(Dollars in Thousands)	2009	2008	$	%
General and administrative	$522	$465	$57	12%
As a percent of total revenue	4%	7%

General and administrative expenses consist primarily of expenses for travel and entertainment, advertising and marketing, and other office related expenses. Costs associated with the New York Life/Mainstay strategic relationship contributed to this increase.

	Three Months Ended December 31,		Change
(Dollars in Thousands)	2009	2008	$	%
Other income	$329	$4,675	$(4,346)	NM
As of percent of income before income taxes	7%	93%

NM — not meaningful

Other income includes interest income, dividend income, realized gains and losses on investments, and rental income from subleased office space. The prior year period includes realized gains of $4.7 million from the Strategic Data Corporation transaction (see Significant Prior Year Transaction discussion for further details), losses on investments of approximately $0.3 million, and approximately $0.2 million of interest income. Lower interest rates during the current period caused interest income to decline when compared to amounts for the same period a year ago.

	Three Months Ended December 31,		Change
(Dollars in Thousands)	2009	2008	$	%
Provision for income taxes	$1,939	$2,034	$(95)	(5)%
Effective income tax rate	41.5%	40.6%

In calculating the provision for income taxes, the Company uses an estimate of the annual effective income tax rate based upon the facts and circumstances known at each interim period. The effective income tax rate is adjusted, as appropriate. The effective tax rate and provision for income taxes was relatively unchanged.

Six Months Ended December 31, 2009 and 2008

Operating Revenues:

	Six Months Ended December 31,		Change
(Dollars in Thousands)	2009	2008	$	%
Investment advisory and management fees	$24,030	$15,246	$8,784	58%

The increase in revenues was attributable to the increase in AUM compared with the same period a year ago, primarily as a result of net inflows from new business. Market appreciation, particularly since March 2009, also contributed to the increase in AUM. The Company experienced significant growth in its global products during the six months ended December 31, 2009.

Net inflows for the six months ended December 31, 2009 were approximately $1.8 billion, of which new business accounted for approximately $1.4 billion, or 78% of the total net inflows for the past six months.

The average assets under management for the six months ended December 31, 2009 was approximately $8.6 billion compared to approximately $6.1 billion for the six months ended December 31, 2008, an increase of approximately 41%. U.S. equity markets increased approximately 20-30% from December 31, 2008, and substantially since March 2009. Global equity markets performed even better over the past twelve months.

For the six months ended December 31, 2009, CI accounted for approximately 10% of consolidated operating revenues and New York Life Investment Management, through the MainStay Group of Funds, accounted for approximately 11%. For the six months ended December 31, 2008, CI accounted for approximately 14% of consolidated operating revenues.

	Six Months Ended December 31,		Change
(Dollars in Thousands)	2009	2008	$	%
Performance fees	$496	$—	$496	NM

NM — not meaningful

The Company recognized performance fees during the six months ended December 31, 2009 from clients whose agreements included a quarterly or calendar year-end performance measurement period. These fee arrangements generated performance fees based upon certain pre-established benchmarks. Due to market conditions, there were no performance fees for the same period a year ago.

Operating Expenses:

	Six Months Ended December 31,		Change
(Dollars in Thousands)	2009	2008	$	%
Employee related costs (excluding share-based compensation)	$10,105	$8,004	$2,101	26%
As a percent of total revenue	41%	52%

These expenses increased primarily as a result of increased incentive compensation stemming from higher AUM, revenue and operating income levels. As previously noted, the Company places a high emphasis on pay for performance. As such, changes in the Company’s performance as well as changes in the underlying performance of our investment products have an impact on compensation and benefits. Average headcount for the six months ended December 31, 2009 was virtually unchanged from that of the same period a year ago.

	Six Months Ended December 31,		Change
(Dollars in Thousands)	2009	2008	$	%
Share-based compensation	$1,931	$2,121	$(190)	(9)%
As a percent of total revenue	8%	14%

The Company granted $0.2 million and $2.6 million in restricted stock awards to employees during the six months ended December 31, 2009 and 2008, respectively. For the six months ended December 31, 2009 a total of 21,538 shares were granted at a weighted-average price of $8.93. For the six months ended December 31, 2008, a total of 238,313 shares were granted at a weighted-average price of $11.06.

The Company granted $0.4 million in restricted stock awards to non-employee directors during the six months ended December 31, 2009 and 2008, respectively. For the six months ended December 31, 2009, a total of 43,459 shares were granted at a weighted-average price of $8.91. For the six months ended December 31, 2008, a total of 38,620 shares were granted at a weighted-average price of $9.10.

The Company traditionally has issued share awards to certain senior executives during the first three months following the June 30 fiscal year end, and to all other employees during the first three months following the calendar year. Commencing in the fiscal quarter ended March 31, 2009, the Company began issuing share awards to all employees during the first three months following the calendar year. The reduction in share-based compensation from the comparable period a year ago is reflective of this change.

During the fiscal quarter ended March 31, 2009, the Company issued options to purchase 630,060 shares of common stock to employees of the Company. These stock options vest and are recognized ratably over three years from the grant date and have a term of seven years. The options have an exercise price of $6.17. However, upon vesting, the options are exercisable only if the volume weighted-average price of the Company’s common stock equals or exceeds $9.25 for a period of at least 20 trading days. Issuance of these awards will result in total stock compensation expense of $1.1 million over the requisite service period.

	Six Months Ended December 31,		Change
(Dollars in Thousands)	2009	2008	$	%
Occupancy and technology	$2,079	$1,610	$469	29%
As a percent of total revenue	8%	11%

As discussed in the three-month analysis, the Company acquired an additional 10,000 square feet of office space under a sublease agreement in September 2009. Costs associated with this new space, including a separate sublease termination fee recognized during the quarter ended September 30, 2009, were the primary reasons for the increase in this expense. We expect this expense to be higher during the remainder of the current fiscal year when compared with the previous year as a result of incremental rent from the additional office space.

	Six Months Ended December 31,		Change
(Dollars in Thousands)	2009	2008	$	%
Professional fees and services	$1,271	$1,177	$94	8%
As a percent of total revenue	5%	8%

Increased legal fees in connection with the New York Life/Mainstay strategic relationship was the primary reason for the increase. Employee placement fees also contributed to the increase.

	Six Months Ended December 31,		Change
(Dollars in Thousands)	2009	2008	$	%
General and administrative	$903	$937	$(34)	(4)%
As a percent of total revenue	4%	6%

A decrease in travel related expenses was the main reason for the decrease in general and administrative costs.

	Six Months Ended December 31,		Change
(Dollars in Thousands)	2009	2008	$	%
Depreciation and amortization	$337	$211	$126	60%
As a percent of total revenue	1%	1%

Depreciation and amortization increased when compared with the same period a year ago. Management’s decision to terminate an office sublease in September 2009 resulted in a change to the estimated useful life of the underlying leasehold improvements and certain equipment, thus accelerating depreciation and amortization during the six-month period by approximately $120 thousand.

	Six Months Ended December 31,		Change
(Dollars in Thousands)	2009	2008	$	%
Other income	$637	$4,710	$(4,073)	NM
As of percent of income before income taxes	7%	80%

NM — not meaningful

The prior year period includes realized gains of $4.7 million from the Strategic Data Corporation transaction (see Significant Prior Year Transaction discussion below), losses on investments of $0.6 million, and approximately $0.4 million of interest income. Lower interest rates during the six months ended December 31, 2009 caused interest income to decline compared to amounts for the same period a year ago. Other income levels are expected to be lower during the remainder of the fiscal year when compared with the previous fiscal year.

	Six Months Ended December 31,		Change
(Dollars in Thousands)	2009	2008	$	%
Provision for income taxes	$3,512	$2,340	$1,172	50%
Effective income tax rate	41.1%	39.7%

The increase in the provision for income taxes as well as the effective income tax rate is the result of higher income levels when compared with the same period a year ago.

Significant Prior Year Transaction

Strategic Data Corporation

During the fiscal year ended June 30, 2000, J Net Enterprises, Inc. (“JNet”), the predecessor company to Epoch, made an investment in Strategic Data Corp. (“SDC”), a technology-related company that specialized in advertising optimization technology. During the fiscal year ended June 30, 2001, the carrying value of this investment was deemed to be impaired by JNet’s management and written down to zero.

On February 20, 2007, SDC’s stockholders approved the acquisition of its stock by Fox Interactive Media, Inc. (“FIM”). Under the terms of the agreement, FIM acquired all of the outstanding common stock, preferred stock, and vested and unvested stock options of SDC. The SDC merger also called for contingent payments, upon the achievement of certain targets and milestones, payable over a period of approximately 3.5 years from the closing date.

The merger agreement was subsequently amended during the prior year quarter ended December 31, 2008 to provide for a final settlement of all contingent payments by December 31, 2008. As such, additional payments totaling $4.7 million were received in December 2008. These payments represented the final contingent payments and are included in Net realized gains on investments on the condensed consolidated statements of operations for the three and six months ended December 31, 2008.

Excluding the non-recurring gain of $4.7 million, prior year net income would have been $0.2 million and $0.7 million, or $0.01 per share and $0.03 per share for the three and six months ended December 31, 2008, respectively.

Three Months Ended December 31, 2009 and Prior Quarter Ended September 30, 2009

Summary operating information for the three months ended December 31, 2009 and September 30, 2009 is presented in the table below:

	Three Months Ended		Prior Quarter Change
	Dec. 31,	Sept. 30,
(Dollars in Thousands)	2009	2009	$	%
Operating Revenues	$13,109	$11,417	$1,692	15%
Operating Income	$4,338	$3,562	$776	22%
Operating Margin(1)	33%	31%
Earnings Per Share:
Basic and diluted	$0.12	$0.10	$0.02	20%
Dividends declared per share(2)	$0.33	$0.03	$0.30	NM
AUM (in millions)	$11,354	$9,796	$1,558	16%

NM — not meaningful

(1)	Defined as operating income divided by total operating revenues.
(2)	The December 31, 2009 amount includes a special dividend of $0.30 declared and paid during the quarter.

The Company’s operating income increased by 22% in the current quarter ended December 31, 2009 when compared with the prior quarter ended September 30, 2009, and is reflective of an increase in operating revenues as a result of higher AUM levels. Market appreciation and the Company’s continued ability to attract new business were the reasons for the revenue growth. Partially offsetting the increase in revenue was an increase in operating expenses as a result of increased incentive compensation accruals.

Liquidity and Capital Resources

The Company’s operating cash flows are primarily influenced by the timing and receipt of investment management fees, and the payment of operating expenses, including incentive compensation to employees. Investment management fees are generally collected within 90 days of billing. The Company traditionally has paid cash incentive compensation to certain senior executives following the fiscal year, and to all other employees following the calendar year. Commencing in the fiscal quarter ending March 31, 2009, the Company began to pay cash incentive compensation to all employees following the calendar year. To implement such a shift, the Company utilized a six-month stub period for those senior executives.

Investing cash flows are principally influenced by activities to acquire property and equipment, reinvestment of earnings from investments in Company-sponsored products, investments in held-to-maturity securities, and proceeds from other transactions.

Financing cash flows are predominately influenced by the payment of common stock dividends and the repurchase of the Company’s common stock. The Company has been making quarterly dividend payments on its common stock since the quarter ended December 31, 2007 and has paid two special dividends.

Uses of Liquidity

The Company remains committed to growing its business in this challenging market environment and expects that its main uses of cash will be to invest in new products, enhance its distribution network, pay quarterly dividends, acquire shares of its common stock when appropriate, enhance technology infrastructure, and pay corporate operating expenses, which are predominantly variable in nature and therefore fluctuate with revenue and AUM levels. The Company also anticipates using cash during the upcoming quarter to complete the furnishing and improvement of its newly subleased office space. The Company continues to seek opportunities to prudently reduce its variable costs and discretionary spending wherever possible.

Sources of Liquidity

Sources of funds for the Company’s operations are derived from investment advisory and investment management fees, interest on the Company’s cash, cash equivalents, and held-to-maturity securities, and sublease income. The Company’s balance sheet continues to reflect significant liquidity. As of December 31, 2009, the Company had $42.8 million in liquid assets, consisting of cash and cash equivalents of $32.4 million and $10.4 million of accounts receivable, to fund its business growth strategy. Given the availability of these funds, the Company does not maintain or anticipate a need for an external source of liquidity.

Accrued compensation and benefits, which consist primarily of accrued incentive compensation, were $5.8 million. The increase in accrued incentive compensation reflected in the cash flow statement results from the higher levels of incentive compensation accruals in conjunction with higher AUM and operating income levels when compared with the same period a year ago, offset by partial payments of incentive compensation made in December 2009 totaling $2.8 million.

The Company also realized excess tax benefits of $0.4 million during the six months ended December 31, 2009. Excess tax benefits reduce the amount of income taxes to be paid. Excess tax benefits arise in connection with the Company’s share-based compensation. When a restricted stock award vests, the market price on the date the stock vests to the employee may be higher than the original grant-date fair market value of the award. If so, the difference between the cumulative amount that has been recognized through the Statement of Operations and the vesting amount results in an excess tax benefit. Excess tax benefits reduce income taxes payable and increase additional paid-in capital in the period they are recognized.

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

Cash Flows

A summary of cash flow data for the six months ended December 31, 2009 and 2008, respectively, is as follows (in thousands):

	Six Months Ended December 31,
	2009	2008
Cash flows provided by/(used in):
Operating activities	$6,274	$401
Investing activities	(2,725)	4,882
Financing activities	(8,253)	(1,240)
Net (decrease) increase in cash and cash equivalents	(4,704)	4,043
Cash and cash equivalents at beginning of period	37,055	37,436
Cash and cash equivalents at end of period	$32,351	$41,479
Percent of total assets	57%	74%

The $4.7 million decrease in cash and cash equivalents for the six months ended December 31, 2009 includes the following:

•	payment of a $6.7 million special dividend in December as a result of high cash balances and strong operating performance,
•	the investment of $2.4 million into long-term debt securities, in search of higher interest returns, and
•	capital expenditures of approximately $0.6 million for leasehold improvements and office equipment for the newly subleased office space, offset by,
•	net income for the six months ended December 31, 2009 of $5.0 million, as a result of higher operating revenues.

A more detailed analysis of the changes in cash flows is as follows:

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $6.3 million during the six months ended December 31, 2009. The difference from the prior comparable period reflects the change in net income, the timing of incentive compensation payments, the change in excess tax benefits recognized on share-based compensation, and the timing differences in the cash settlement of assets and liabilities.

Cash Flows from Investing Activities

Cash flows used in investing activities totaled $2.7 million for six months ended December 31, 2009. Purchases of long-term debt securities with more attractive interest rates than money market instruments accounted for most of the funds used in investing activities. These securities are classified as held-to-maturity securities on the Condensed Consolidated Balance Sheet as it is management’s intention to hold these securities until they mature. Expenditures of approximately $0.6 million on leasehold improvements and office equipment for the newly acquired office space also contributed to the use of funds. Management anticipates spending an additional $0.5 million by the end of the fiscal year June 30, 2010 to further improve the newly subleased office space.

Cash Flows from Financing Activities

Cash flows used in financing activities primarily reflect the payment of common stock dividends, share buy-backs and the recognition of excess tax benefits on share-based compensation. Cash used for financing activities totaled $8.2 million for the six months ended December 31, 2009.

As a result of high cash balances and increasing strength in operating performance, the Company paid a special dividend in December of $0.30 per share, or a total of $6.7 million. The Company also paid regular quarterly dividends of $0.03 per share in each of the first two quarters, cumulatively totaling $1.3 million.

Working Capital

The Company’s working capital and current ratio for the six months ended December 31, 2009 and recent fiscal year ended June 30, 2009 is set forth in the table below (in thousands):

	December 31, 2009	June 30, 2009	Change
			$	%
Current Assets	$44,912	$46,152	$(1,240)	(3)%
Current Liabilities	6,860	4,255	2,605	61%
Working Capital	$38,052	$41,897	$(3,845)	(9)%
Current Ratio(1)	6.5	10.8	(4.3)	(40)%

(1)	Current assets divided by current liabilities.

The Company expects its working capital to increase during the next quarter as a result of its increase in operating margin.

Capital Expenditures

In September 2009, the Company entered into a sublease agreement for 10,000 square feet. Work on improving the space began in the current quarter ended December 31, 2009 and resulted in capital expenditures of approximately $0.6 million. It is anticipated that the Company will incur additional capital expenditures during the quarter ending March 31, 2010 as it continues to improve the new space and acquires additional equipment and technology. These future capital expenditures are expected to be paid from cash generated from operations.

Quarterly Dividends

Regular quarterly dividends of approximately $0.7 million were paid in August 2009 and November 2009, respectively.

On January 8, 2010, the Board of Directors declared a quarterly cash dividend of $0.05 per share, or approximately $1.1 million in total, payable on February 12, 2010 to all shareholders of record at the close of business on January 29, 2010. The declaration represents an increase from the previous $0.03 per share rate. The Company expects regular quarterly cash dividends going forward to be paid in February, May, August and November of each fiscal year. However, the actual declaration of future cash dividends, and the establishment of record and payment dates, is subject to determination by the Board of Directors each quarter after its review of the Company’s financial performance, as well as general business conditions, capital requirements, and any contractual, legal and regulatory restrictions. The Company may change its dividend policy at any time.

Special Cash Dividend

As a result of the Company’s strong cash position and debt free balance sheet, the Board of Directors declared a special cash dividend on November 16, 2009 of $0.30 per share. The dividend was paid on December 15, 2009 to all shareholders of record at the close of business on November 30, 2009. The aggregate dividend payment totaled approximately $6.7 million.

This dividend represents a small portion of the Company’s cash balances, the remainder of which will be maintained and deployed to achieve client objectives, develop our business, and provide a reserve for any unstable economic conditions.

Strategic Relationship

On July 9, 2009, EIP entered into a strategic relationship with New York Life Investments, whereby the MainStay Group of Funds adopted the Company’s family of mutual funds (the “Epoch Funds”). The transaction was approved by the Board of Directors of the Epoch Funds and subsequently approved by the shareholders of the Epoch Funds at a special meeting on October 30, 2009. The adoption of the Epoch Funds by New York Life Investments’ MainStay Group of Funds was completed in November 2009. EIP continues to be responsible for the day-to-day investment management of the funds through a sub-advisory relationship, while MainStay Investments (“MainStay”), the retail distribution arm of New York Life Investments, is responsible for the distribution and administration of the funds. Each former Epoch Fund is now co-branded as a “MainStay Epoch” Fund.

In addition to an existing sub-advisory relationship between EIP and New York Life Investments, and the adoption of the Epoch Funds indicated above, EIP and New York Life Investments have entered into an arrangement wherein, among other things, EIP and an affiliate of New York Life Investments have established a distribution and administration relationship with respect to certain separately managed account and unified managed account products, and New York Life Investments agrees to certain minimum sales targets.

Common Stock Repurchase Plan

During June 2008 and March 2009, the Company’s Board of Directors approved stock repurchase plans, the details of which were disclosed in our Annual Report filed on Form 10-K for the fiscal year ended June 30, 2009.

In December 2009, the Company’s Board of Directors authorized the Company to repurchase up to an additional 300,000 shares pursuant to the same conditions previously noted.

During the three and six months ended December 31, 2009, the Company repurchased 36,000 shares and 117,900 shares at a weighted-average price of $9.19 and $9.05, respectively, under the Company’s stock repurchase plan. The total cost of treasury stock acquired during the three and six months ended December 31, 2009 was $0.3 million and $1.1 million, respectively.

During the three and six months ended December 31, 2008, the Company repurchased 117,401 shares and 181,301 shares at a weighted-average price of $7.48 and $8.01, respectively. The total cost of treasury stock acquired during the three and six months ended December 31, 2008 was $0.9 million and $1.5 million, respectively.

At December 31, 2009, approximately 409,300 shares of common stock remained available for repurchase under the stock repurchase program. The stock repurchase plan is not subject to an expiration date.

Fair Value Measurements

The fair value of the Company’s Other investments is determined in accordance with the fair value hierarchy established in ASC 820 (Fair Value Measurements (“SFAS 157”)). The Company’s Other investments value consist of available-for-sale investments. Fair values for these investments are determined based upon unadjusted quoted market prices. These investments trade on financial exchanges, with active daily prices.

The gross unrealized losses from available-for-sale securities were primarily caused by overall weakness in the financial markets and world economy. The securities are expected to recover their value over time. Management has the intent, and ability to hold these investments until such recovery occurs.

The Company does not hold any derivative instruments or financial liabilities. See Note 3 to the Condensed Consolidated Financial Statements for a further discussion on Fair Value Measurements.

Contractual Obligations

The Company’s headquarters and operations are located in New York, New York. Business is conducted at a location with approximately 20,000 square feet under long-term leases that expire in September 2015.

The Company is also the primary party to another lease in New York, New York with approximately 8,500 square feet, which expires in November 2010. In January 2002, a sublease agreement was executed with an unrelated third party for this property. While the Company remains responsible under terms of the original lease, the subtenant has assumed those responsibilities and is performing its obligations under the sublease agreement. Proceeds from the sublease, net of profit sharing with the landlord, are slightly less than the Company’s remaining obligations under this lease.

The subtenant has performed its obligations under the sublease agreement and the Company is not aware of any credit issues with the subtenant. As of December 31, 2009, the remaining future minimum payments under this lease total $0.4 million. Future minimum receipts from the subtenant, net of profit sharing with the landlord, are slightly less than $0.4 million as of December 31, 2009.

Summary of Contractual Obligations

The following table summarizes all contractual obligations, including the aforementioned office leases (in thousands):

	Payments Due in Fiscal Years Ended June 30,
	Remaining Payments in 2010	2011 – 2012	2013 – 2014	2015 and Thereafter	Total
Primary New York operations(1)	$629	$2,841	$2,854	$1,784	$8,108
Subleased New York lease	240	200	—	—	440
Other operating leases	20	12	4	—	36
Total obligations	889	3,053	2,858	1,784	8,584
Sublease income, net(2)	(287)	(96)	—	—	(383)
Net obligations	$602	$2,957	$2,858	$1,784	$8,201

(1)	In September 2009, the Company terminated a sublease agreement, which was to expire in June 2010, and entered into a new sublease agreement effective October 2009.
(2)	Amounts are net of landlord profit sharing.

Off-Balance Sheet Arrangements

As of December 31, 2009, the Company had no off-balance sheet arrangements.

New Accounting Pronouncements

FASB Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy

of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”) (FASB ASC 105-10). SFAS 168 replaces all previously issued accounting standards and establishes the FASB Accounting Standards CodificationTM (“FASB ASC” or “Codification”) as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All other accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for all interim and annual periods ending after September 15, 2009. The FASB ASC is not intended to change existing U.S. GAAP. The adoption of this pronouncement only resulted in changes to the Company’s financial statement disclosure references. As such, the adoption of this pronouncement had no effect on the Company’s condensed consolidated financial position, results of operations, or cash flows.

In order to facilitate the transition to the FASB ASC, the Company has elected to show all references to FASB ASC within this report on Form 10-Q along with a parenthetical reference to the previous accounting standard.

New Consolidation Guidance for Variable Interest Entities

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-17 (SFAS No. 167, Amendments to FASB Interpretation No. 46(R)). ASU No. 2009-17 requires a company to perform a qualitative analysis to determine whether its variable interests give it a controlling financial interest in a variable interest entity (“VIE”). Under ASU No. 2009-17, a company has a controlling interest when it has (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity, or the right to receive benefits from the entity, that could potentially be significant to the VIE. A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. ASU No. 2009-17 also requires an ongoing reassessment of whether a company is the primary beneficiary of a VIE, and additional disclosures about a company’s involvement in VIEs and any significant changes in risk exposure due to that involvement. ASU No. 2009-17 will be effective for the Company’s fiscal year beginning July 1, 2010. The Company does not expect the adoption of ASU No. 2009-17 to have a material effect on its consolidated financial position, results of operations or earnings per share.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

AUM Market Risk

The Company’s predominant exposure to market risk is directly related to its role as an investment adviser for the mutual funds and separate accounts the Company manages. Changes in value of assets managed will impact the level of management and performance fee revenues. Approximately 48% of the Company’s revenue is derived from daily net asset values, while the remaining 52% of revenue is derived from market values of AUM at the end of the quarter. Declines in equity security market prices could cause revenues to decline because of lower investment management fees by causing:

•	the value of AUM to increase.
•	the returns realized on AUM to decrease, impacting performance fees.
•	clients to withdraw funds in favor of investments in markets that they perceive to offer greater opportunity.

Underperformance of client accounts relative to competing products could exacerbate these factors.

The management of market risk on behalf of our clients, and the impact on fees to the Company, is a significant focus for us and we use a variety of risk measurement techniques to identify and manage market risk.

Other Investments Market Risk

The Company is exposed to fluctuations in the market price of its Other investments. Other investments consist of investments in Company-sponsored investment vehicles, including mutual funds, an investment product separate account, and a limited liability company. These investments generally represent seed capital or an investment to establish a performance track record. The Company does not hedge its market risk related to these securities and does not intend to do so in the future.

At December 31, 2009 and June 30, 2009, respectively, the Company performed a sensitivity analysis to assess the potential loss in the fair value of these market-risk sensitive securities. The following table represents the estimated impact on the Company’s financial position assuming a hypothetical 10% decline in associated market indices (in thousands):

	Fair Value	Fair Value Assuming 10% Decline(2)	Decrease in Stockholders’ Equity(1)
At December 31, 2009:
Available-for-sale securities:
Epoch Global All Cap separate account	$2,516	$2,292	$128
Company-sponsored mutual funds	969	881	51
Equity method:
Epoch Global Absolute Return Fund, LLC	473	431	24
Total Investments	$3,958	$3,604	$203
At June 30, 2009:
Available-for-sale securities:
Epoch Global All Cap separate account	$2,058	$1,890	$168
Company-sponsored mutual funds	806	737	69
Equity method:
Epoch Global Absolute Return Fund, LLC	388	357	31
Total Investments	$3,252	$2,984	$268

(1)	Investments in the Company-sponsored mutual funds and the Epoch Global All-Cap separate account are classified as available-for-sale securities. Unrealized gains or losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income (loss), net of tax, as a separate component of stockholders’ equity until realized. The investment in the Epoch Global Absolute Return Fund, LLC is accounted for using the equity method, under which the Company’s share of net realized and unrealized earnings or losses from the limited liability company is reflected in net income.
(2)	The example shown is hypothetical and actual declines in associated market indices may be greater than or less than the 10% shown.

Interest Rate Risk

The Company’s AUM is subject to interest rate risk. Changes in both domestic and global interest rates may impact the valuation of equities and stock market returns, and thus the Company’s AUM and operating revenues.

The Company’s investment income is also subject to interest rate risk. Investment income consists primarily of interest income and realized gains and losses on its investments. The Company’s investment income is sensitive to fluctuation in interest rates. During the six months ended December 31, 2009, the Company purchased long-term debt securities. Since it is management’s intent to hold these investments until they mature, these investments have been accounted for as held-to-maturity securities. The Company does not hedge its market risk related to these securities and does not intend to do so in the future. The Company believes that a hypothetical change in interest rates of 100 basis points would not have a material impact on its condensed consolidated results of operations, financial condition or cash flows.

The table that follows provides information about the Company’s investment securities held-to-maturity, including expected principal flows for the fiscal years June 30, 2010 through June 30, 2015 and thereafter (in thousands):

	Payments Due in Fiscal Years Ended June 30,
	2010	2011	2012	2013	2014	2015 and Thereafter	Total Principal Cash Flows	Fair Market Value at December 31, 2009
Long term debt securities	$—	$—	$350	$1,050	$500	$—	$1,900	$2,020
Weighted-average interest rate			1.67%	2.14%	2.66%		2.19%

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

For the quarter ended December 31, 2009, management, with the participation of the Company’s principal executive officer and principal financial and accounting officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on such evaluation of these disclosure controls and procedures, the Company’s principal executive officer and principal financial and accounting officer have concluded that the Company’s disclosure controls and procedures were effective during the period covered by this Quarterly Report on Form 10-Q.

The Company has also established and maintains internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of condensed consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In the ordinary course of business, the Company routinely enhances its internal controls and procedures for financial reporting by either upgrading its current systems or implementing new systems. During the fiscal quarter ended December 31, 2009, there was no change in the Company’s internal controls over financial reporting (as defined in Rule 13a-5(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer.

The table below provides information with respect to the treasury shares the Company purchased under the Company’s share repurchase plan during the three months ended December 31, 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Outstanding Plans or Programs
October 1, 2009 – October 31, 2009	23,600	$9.07	23,600	121,700
November 1, 2009 – November 30, 2009	8,100	$9.38	8,100	113,600
December 1, 2009 – December 31, 2009(1)(2)	4,300	$9.55	4,300	409,300
Total	36,000		36,000

(1)	On December 2, 2009, the Board of Directors approved the repurchase of an additional 300,000 shares, or just over 1%, of the Company’s fully diluted outstanding common stock.
(2)	As of February 2, 2010, there were 409,300 shares that could be purchased under our share repurchase program.

To satisfy statutory employee tax withholding requirements related to the vesting of common shares from employee stock awards, the Company purchases, and then resells in the open market, shares to satisfy employee tax withholding obligations. At December 31, 2009, there were no shares held in treasury to be resold by the Company in the open market related to employee tax withholdings.

Item 4. Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders of Epoch Holding Corporation was held in New York, New York on December 3, 2009. At that meeting, by the vote reflected below, the stockholders elected the following individuals as directors for a one-year term:

Director	For	Withheld
Allan R. Tessler	18,815,520	1,809,609
William W. Priest	20,213,889	411,240
Enrique R. Arzac	20,255,799	369,330
Jeffrey L. Berenson	20,142,793	482,336
John. L Cecil	20,213,530	411,599
Peter A. Flaherty	20,260,460	364,669
Timothy T. Taussig	20,330,677	294,452

Item 5. Other Information.

During the quarter ended December 31, 2009, Audit Committee Chairman and Board member Gene Freedman retired from the Board, upon completion of his term as a Board member on December 3, 2009. Newly nominated and elected board member John Cecil has become the new Audit Committee Chairman.

On December 18, 2009, the Company received approval to move its stock exchange listing to the NASDAQ Global Select Market from the NASDAQ Capital Market, effective December 21, 2009. The Company’s stock continues to trade under the “EPHC” ticker symbol.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Certificate of Incorporation of the Registrant, as amended.(A)
3.2	Amended and Restated By-Laws of Epoch Holding Corporation (as adopted April 2, 2008).(B)
4.1	Amended and Restated 2004 Omnibus Long-Term Incentive Compensation Plan.(F)
4.4	Stockholders Agreement dated as of June 2, 2004 among J Net Enterprises, Inc. and certain of its stockholders.(C)
4.5	Registration Rights Agreement dated as of June 2, 2004 among J Net Enterprises, Inc. and certain of its stockholders.(C)
10.1	Employment Agreement by and between Epoch Holding Corporation and William W. Priest, dated as of November 28, 2007 and effective as of January 1, 2008.(D)
10.2	1992 Incentive and Non-qualified Stock Option Plan.(E)
10.40	Form of Indemnification Agreement between the Registrant and each director and officer of the Registrant.(I)
10.45	Office lease between Vornado 640 Fifth Avenue LLC (Landlord) and Epoch Investment Partners, Inc. (Tenant).(G)
10.46	Form of Restricted Stock Agreement.(H)
10.47	Office lease between 680 Fifth Avenue Associates, L.P. (Landlord) and JNet Enterprises (Tenant).(H)
10.48	Office sublease between J Net Enterprises, Inc. (Tenant) and The Game Show Network (subtenant).(H)
10.49	Office sublease between Epoch Investment Partners, Inc. (Tenant) and Centerview Partners Holdings LLC (subtenant).(I)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.(J)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.(J)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(J)

(A)	Incorporated by reference to Registrant’s Form 8-K dated December 7, 2004.
(B)	Incorporated by reference to Registrant’s Form 8-K dated April 2, 2008.
(C)	Incorporated by reference to Registrant’s Form 8-K dated June 3, 2004.
(D)	Incorporated by reference to Registrant’s Form 8-K dated December 3, 2007.
(E)	Incorporated by reference to Registrant’s 1992 Proxy Statement.
(F)	Incorporated by reference to Registrant’s Form S-8 dated December 29, 2008.
(G)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005.
(H)	Incorporated by reference to Registrant’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2006.
(I)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009.
(J)	Filed herewith.

SIGNATURE

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPOCH HOLDING CORPORATION (Registrant)
Date: February 5, 2010	By: /s/ Adam Borak Adam Borak Chief Financial Officer (Principal Financial and Accounting Officer)