Form 10-Q
period 2010-03-31
EPOCH HOLDING CORP
filed 2010-05-07
CIK 351903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

As of May 4, 2010, there were 22,777,747 shares of the registrant’s common stock, $0.01 par value per share, issued and outstanding.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED MARCH 31, 2010

Form 10-Q Item No.	Page No.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.	1
Condensed Consolidated Balance Sheets — March 31, 2010 (Unaudited) and June 30, 2009	1
Condensed Consolidated Statements of Operations (Unaudited) — for the Three and Nine Months Ended March 31, 2010 and 2009	2
Condensed Consolidated Statements of Changes in Stockholders’ Equity — for the Nine Months Ended March 31, 2010 (Unaudited) and the Year Ended June 30, 2009	3
Condensed Consolidated Statements of Cash Flows (Unaudited) — for the Nine Months Ended March 31, 2010 and 2009	4
Notes to Condensed Consolidated Financial Statements (Unaudited)	5 – 17
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18 – 38
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	38 – 40
Item 4. Controls and Procedures.	40
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.	41
Item 1A. Risk Factors.	41
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	41
Item 6. Exhibits.	42
Signature	43

Items other than those listed above have been omitted because they are not applicable.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	March 31, 2010	June 30, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,922	$37,055
Accounts receivable	12,296	7,523
Prepaid and other current assets	2,241	1,574
Total current assets	44,459	46,152
Property and equipment, net of accumulated depreciation of $2,288 and $1,803, respectively	2,263	1,275
Security deposits	1,229	1,119
Deferred income taxes, net	3,315	3,209
Held-to-maturity securities, at amortized cost, fair value of $2,033 – (Note 5)	2,011	—
Other investments, cost of $3,869 and $3,559, respectively – (Note 6)	4,101	3,252
Total assets	$57,378	$55,007
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,101	$636
Accrued compensation and benefits	2,872	3,573
Income taxes payable	—	46
Total current liabilities	3,973	4,255
Deferred rent	881	728
Subtenant security deposit	237	234
Total liabilities	5,091	5,217
Commitments and contingencies – (Note 7)
Stockholders’ equity:
Common stock, $0.01 par value per share, 60,000,000 shares authorized; 23,265,456 issued and 22,783,055 outstanding at March 31, 2010 and 22,502,992 issued and 22,198,811 outstanding at June 30, 2009, respectively	232	225
Additional paid-in capital	55,519	50,848
Retained earnings	491	1,256
Accumulated other comprehensive income (loss), net of tax	1	(307)
Treasury stock, at cost, 482,401 and 304,181 shares, respectively – (Note 8)	(3,956)	(2,232)
Total stockholders’ equity	52,287	49,790
Total liabilities and stockholders’ equity	$57,378	$55,007

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands, Except per Share Data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Operating Revenues:
Investment advisory and management fees	$14,494	$6,843	$38,525	$22,089
Performance fees	212	—	708	—
Total operating revenues	14,706	6,843	39,233	22,089
Operating Expenses:
Employee related costs (excluding share-based compensation)	5,473	3,853	15,578	11,857
Share-based compensation	1,864	1,270	3,795	3,391
Occupancy and technology	785	524	2,865	2,133
Professional fees and services	770	493	2,041	1,670
General and administrative	583	297	1,486	1,235
Depreciation and amortization	148	111	485	322
Total operating expenses	9,623	6,548	26,250	20,608
Operating Income	5,083	295	12,983	1,481
Other Income:
Net realized gains (losses) on other investments – (Note 10)	16	(197)	180	3,971
Interest and other income	175	415	649	957
Total other income	191	218	829	4,928
Income Before Income Taxes	5,274	513	13,812	6,409
Provision for income taxes	1,971	239	5,483	2,579
Net Income	$3,303	$274	$8,329	$3,830
Earnings Per Share: – (Note 11)
Basic and diluted	$0.15	$0.01	$0.37	$0.17
Weighted-Average Shares Outstanding:
Basic	22,448	22,171	22,269	22,101
Diluted	22,601	22,171	22,403	22,101
Cash dividends declared per share	$0.05	$0.03	$0.41	$0.21

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For The Nine Months Ended March 31, 2010 and Year Ended June 30, 2009
(Dollars and Shares in Thousands)

	Preferred Stock Series A Convertible		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balances at June 30, 2008	10	$10	20,290	$203	$44,745	$698	$(228)	9	$(83)	$45,345
Net income	—	—	—	—	—	5,860	—	—	—	5,860
Net unrealized losses on available-for-sale securities, net of tax	—	—	—	—	—	—	(915)	—	—	(915)
Reclassification of realized losses included in net income, net of tax	—	—	—	—	—	—	836	—	—	836
Comprehensive income										5,781
Issuance and forfeitures of restricted share awards	—	—	536	5	295	—	—	—	—	300
Amortization of unearned share-based compensation	—	—	—	—	4,196	—	—	—	—	4,196
Conversion of preferred stock	(10)	(10)	1,667	17	(7)	—	—	—	—	—
Common stock dividends	—	—	—	—	—	(5,302)	—	—	—	(5,302)
Income tax benefit from dividends paid on unvested shares	—	—	—	—	112	—	—	—	—	112
Net sales/purchases of shares for employee withholding	—	—	(31)	—	(203)	—	—	31	(207)	(410)
Repurchase of common shares	—	—	(264)	—	—	—	—	264	(1,942)	(1,942)
Excess income tax benefit from vesting of restricted shares	—	—	—	—	1,710	—	—	—	—	1,710
Balances at June 30, 2009	—	—	22,198	225	50,848	1,256	(307)	304	(2,232)	49,790
Net income	—	—	—	—	—	8,329	—	—	—	8,329
Net unrealized gains on available-for-sale securities, net of tax	—	—	—	—	—	—	407	—	—	407
Reclassification of realized gains included in net income, net of tax	—	—	—	—	—	—	(99)	—	—	(99)
Comprehensive income										8,637
Issuance and forfeitures of restricted share awards	—	—	698	6	815	—	—	—	—	821
Amortization of unearned share-based compensation	—	—	—	—	2,974	—	—	—	—	2,974
Common stock dividends	—	—	—	—	—	(9,094)	—	—	—	(9,094)
Income tax benefit from dividends paid on unvested shares	—	—	—	—	148	—	—	—	—	148
Exercise of stock options	—	—	65	1	273	—	—	—	—	274
Net sales/purchases of shares for employee withholding	—	—	31	—	25	—	—	(31)	207	232
Repurchase of common shares	—	—	(209)	—	—	—	—	209	(1,931)	(1,931)
Excess income tax benefit from vesting of restricted shares	—	—	—	—	436	—	—	—	—	436
Balances at March 31, 2010	—	$—	22,783	$232	$55,519	$491	$1	482	$(3,956)	$52,287

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Nine Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$8,329	$3,830
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Deferred income taxes	(738)	316
Share-based compensation	3,795	3,391
Depreciation and amortization	485	322
Net realized gains on investments	(180)	(3,971)
Equity in net (income)/loss from limited liability company	(96)	135
Amortization of bond premiums	24	—
Excess income tax benefit from vesting of restricted shares	(436)	(1,696)
Income tax benefit from payment of dividends on unvested shares	(148)	(97)
(Increase)/decrease in operating assets:
Accounts receivable	(4,773)	992
Prepaid and other current assets	(266)	(272)
Increase/(decrease) in operating liabilities:
Accounts payable and accrued liabilities	465	(197)
Accrued compensation and benefits	(701)	(3,781)
Income taxes payable	538	346
Deferred rent	153	(64)
Net cash provided by/(used in) operating activities	6,451	(746)
Cash flows from investing activities:
Purchases of held-to-maturity securities	(2,434)	—
Proceeds from redemption of held-to-maturity securities	400	—
Capital expenditures	(1,473)	(19)
Investments in Company-sponsored products and other investments	(41)	(291)
Security deposits, net	(107)	(11)
Proceeds from other transactions	6	4,938
Net cash (used in)/provided by investing activities	(3,649)	4,617
Cash flows from financing activities:
Cash dividends paid	(9,094)	(4,636)
Repurchase of common shares, net	(1,724)	(2,113)
Excess income tax benefit from vesting of restricted shares	436	1,696
Income tax benefit from payment of dividends on unvested shares	148	97
Proceeds from exercise of stock options	274	—
Net gains (losses) on sale of shares for employee withholding	25	(223)
Net cash used in financing activities	(9,935)	(5,179)
Net decrease in cash and cash equivalents during period	(7,133)	(1,308)
Cash and cash equivalents at beginning of period	37,055	37,436
Cash and cash equivalents at end of period	$29,922	$36,128
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$5,792	$2,228
Supplemental disclosure of non-cash investing activities:
Net change in unrealized gains (losses) on available-for-sale securities, net of tax	$308	$(524)

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended March 31, 2010 and 2009
(Unaudited)

Note 1 — Organization

Business

Epoch Holding Corporation (“Epoch” or the “Company”), a Delaware corporation, is a holding company whose sole line of business is investment advisory and investment management services. The operations of the Company are conducted through its wholly-owned subsidiary, Epoch Investment Partners, Inc. (“EIP”). EIP is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”). EIP provides investment advisory and investment management services to retirement plans, mutual funds, endowments, foundations and high net worth individuals. Headquartered in New York, NY, the Company’s current product offerings include U.S. All Cap Value, U.S. Value, U.S. Smid (small/mid) Cap Value, U.S. Small Cap Value, U.S. Choice, Global Small Cap, Global Absolute Return, Global Choice, Global All Cap, International Small Cap, Balanced, and Global Equity Shareholder Yield.

Business Segments

The Company’s sole line of business is the investment advisory and investment management business. There are no other operating or reportable segments.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The fiscal year-end Condensed Consolidated Balance Sheet was derived from audited financial statements and, in accordance with interim financial statement standards, does not include all disclosures required by GAAP for annual financial statements.

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

The Company implemented the following accounting policy during the nine months ended March 31, 2010:

Held-to-Maturity Securities

During the nine months ended March 31, 2010, the Company purchased long-term debt securities. Since management has the positive intent and ability to hold these investments until they mature, these investments have been accounted for as held-to-maturity investments. The investments are carried at amortized cost. Premiums and discounts on investments in debt securities are amortized over the contractual lives of these securities. The method of amortization results in a constant effective yield on those securities. Interest on debt securities is recognized in income as earned.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended March 31, 2010 and 2009
(Unaudited)

Note 2 — Summary of Significant Accounting Policies  – (continued)

Recently Issued Accounting Standards

FASB Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”) (FASB ASC 105-10). SFAS 168 replaces all previously issued accounting standards and establishes the FASB Accounting Standards Codification TM (“FASB ASC” or “Codification”) as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All other accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for all interim and annual periods ending after September 15, 2009. The FASB ASC is not intended to change existing U.S. GAAP. The adoption of this pronouncement only resulted in changes to the Company’s financial statement disclosure references. As such, the adoption of this pronouncement had no effect on the Company’s condensed consolidated financial position, results of operations, or cash flows.

In order to facilitate the transition to the FASB ASC, the Company has elected to show all references to the FASB ASC within this report on Form 10-Q along with a parenthetical reference to the previous accounting standard.

New Consolidation Guidance for Variable Interest Entities

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-17 (SFAS No. 167, Amendments to FASB Interpretation No. 46(R)). ASU No. 2009-17 amends the guidance on the determination of the primary beneficiary of a Variable Interest Entity (“VIE”) from a quantitative model to a qualitative model and requires additional disclosures about an enterprise’s involvement in VIEs. Under the new qualitative model, the primary beneficiary must have the power to direct the activities of the VIE and the obligation to absorb losses or the right to receive gains that could be potentially significant to the VIE.

The Company adopted ASU No. 2009-17 effective January 1, 2010. The adoption of this standard did not have a material effect on its consolidated financial position, results of operations or earnings per share.

Fair Value

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurement. ASU 2010-06 adds disclosure requirements about transfers in and out of Levels 1 and 2 and separate disclosures about activity relating to Level 3 measurements and clarifies existing disclosure requirements related to the level of disaggregation and input and valuation techniques. As the update affected disclosures only, the adoption of the update did not have an impact on the Company’s Condensed Consolidated Financial Statements.

Subsequent Events

In February 2010, the FASB issued an update to address certain implementation issues related to an entity’s requirement to perform and disclose subsequent events procedures. Effective upon its issuance, the update exempts the SEC filers from disclosing the date through which subsequent events have been evaluated. As the update affected disclosures only, the adoption of the update did not have an impact on the Company’s Condensed Consolidated Financial Statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended March 31, 2010 and 2009
(Unaudited)

Note 3 — Fair Value Measurements

In accordance with FASB ASC 820-10 (SFAS No. 157, Fair Value Measurements), the Company established a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the reported date. The three levels are defined as follows:

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

The investments in the mutual funds and in the separate account are accounted for as available-for-sale investments and valued under the market approach through the use of unadjusted quoted market prices available in an active market and are classified within Level 1 of the valuation hierarchy. The fair market value of these investments at March 31, 2010 was $3.6 million.

The investment in the Epoch Global Absolute Return Fund, LLC is accounted for under the equity method, whereby the Company records its percentage share of realized and unrealized earnings or losses in the Condensed Consolidated Statement of Operations. Accordingly, FASB ASC 820-10 does not apply to this investment. The carrying value of this investment at March 31, 2010 was $0.5 million.

The following table presents, for each of the hierarchy levels previously described, the Company’s assets that are measured at fair value as of March 31, 2010 and June 30, 2009, respectively (in thousands):

	Fair Value Measurements at March 31, 2010	Level 1	Level 2	Level 3	Fair Value Measurements at June 30, 2009	Level 1	Level 2	Level 3
Other investments:
Available-for-sale	$3,617	$3,617	$—	$—	$2,864	$2,864	$—	$—

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended March 31, 2010 and 2009
(Unaudited)

Note 3 — Fair Value Measurements  – (continued)

The Company did not hold any financial liabilities measured at fair value at March 31, 2010 or June 30, 2009.

There were no transfers into and out of the Level 1, 2 and 3 categories in the fair value measurement hierarchy for the three and nine months ended March 31, 2010, respectively.

Financial Instruments that Approximate Fair Value

FASB ASC 825-10 (SFAS 107, Disclosure about Fair Value of Financial Instruments) requires disclosure of estimated fair values of certain financial instruments, both on and off the Condensed Consolidated Balance Sheets. The method and assumptions are as follows:

Cash and Cash Equivalents:

Cash consists of amounts held in checking and money market accounts. Cash equivalents include highly liquid investments in money market funds consisting of short-term securities of the U.S. government and its agencies with maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value due to their short maturity.

Security Deposits:

Security deposits are funds held in certificates of deposit as required by the lessors of the Company’s leased and subleased office premises. These investments mature, and are renewed, in one-year intervals, and accordingly are valued at cost plus accrued interest, which approximates fair value.

Note 4 — Accounts Receivable

The Company’s accounts receivable balances do not include an allowance for doubtful accounts for the periods presented and there have been no bad debt expenses recognized during the three and nine months ended March 31, 2010 and 2009, respectively. Management believes these receivables are fully collectible.

Significant Customers

For the three and nine months ended March 31, 2010, New York Life Investment Management, through the MainStay Epoch Funds and other funds subadvised by EIP (See Note 7, Strategic Relationship), accounted for approximately 19% and 14%, of consolidated operating revenues, respectively, while CI Investments Inc. (“CI”), a Canadian-owned investment management company, accounted for approximately 8% and 9% of consolidated operating revenues, respectively.

For the three and nine months ended March 31, 2009, CI accounted for approximately 12% and 13% of consolidated operating revenues, respectively.

Note 5 — Held-to-Maturity Securities

The Company’s investment securities classified as held-to-maturity consist of long-term debt securities. These investments are carried at amortized cost. Gross unrealized gains and losses, and fair value of these securities at March 31, 2010 are as follows (in thousands):

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Held-to-maturity securities	$2,011	$22	$—	$2,033

The fair value of investments in held-to-maturity securities is valued under the market approach through the use of quoted prices for similar investments in active markets.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended March 31, 2010 and 2009
(Unaudited)

Note 5 — Held-to-Maturity Securities  – (continued)

During the nine months ended March 31, 2010, a $0.4 million bond was called by the issuer, at cost. As such, no gain or loss was recognized.

The contractual maturities of the investment securities classified as held-to-maturity at March 31, 2010 are as follows (in thousands):

Contractual Maturities	Amortized Cost	Fair Value
> 1 – 3 years	$1,485	$1,503
> 3 – 5 years	526	530
Total	$2,011	$2,033

Note 6 — Other Investments

The Company’s Other investments at March 31, 2010 and June 30, 2009 are summarized as follows (in thousands):

	March 31, 2010				June 30, 2009
	Cost Basis	Gross Unrealized		Estimated Fair Value	Cost Basis	Gross Unrealized		Estimated Fair Value
		Gains	Losses			Gains	Losses
Available-for-sale securities:
Epoch Global All Cap separate account	$2,255	$386	$(25)	$2,616	$2,072	$128	$(142)	$2,058
Company-sponsored mutual funds	1,130	78	(207)	1,001	1,099	34	(327)	806
Total available-for-sale securities	3,385	464	(232)	3,617	3,171	162	(469)	2,864
Equity method investment:
Epoch Global Absolute Return Fund, LLC	484	—	—	484	388	—	—	388
Total Other Investments	$3,869	$464	$(232)	$4,101	$3,559	$162	$(469)	$3,252

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

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended March 31, 2010 and 2009
(Unaudited)

Note 6 — Other Investments  – (continued)

Proceeds as well as realized gains and losses recognized from investments classified as available-for-sale are as follows (in thousands):

	For the Three Months Ended March 31,
	2010			2009
		Gross Realized			Gross Realized
	Proceeds	Gains	Losses	Proceeds	Gains	Losses
Available-for-sale securities:
Epoch Global All Cap separate account	$394	$36	$(20)	$390	$16	$(212)

	For the Nine Months Ended March 31,
	2010			2009
		Gross Realized			Gross Realized
	Proceeds	Gains	Losses	Proceeds	Gains	Losses
Available-for-sale securities:
Epoch Global All Cap separate account	$2,182	$276	$(124)	$1,883	$29	$(795)

Realized gains and losses from available-for-sale securities are included in Other income in the Condensed Consolidated Statements of Operations using the specific identification method.

Note 7 — Commitments and Contingencies

Employment Agreements

Besides the employment contract with the Company’s Chief Executive Officer dated November 28, 2007, there are no employment contracts with any other officers or employees of the Company. There are written agreements with certain employees, which provide for sales commissions or bonuses, subject to the attainment of certain performance criteria or continuation of employment. Such commitments under the various agreements total approximately $1.1 million at March 31, 2010. Of this amount, approximately $0.6 million is included in accrued compensation and benefits in the Condensed Consolidated Balance Sheet at March 31, 2010. An additional $0.3 million will be accrued during the remainder of the fiscal year ending June 30, 2010 and shortly thereafter. Approximately $0.2 million represents restricted stock awards to be issued during the remainder of the fiscal year ending June 30, 2010 and shortly thereafter.

Strategic Relationship

On July 9, 2009, EIP entered into a strategic relationship with New York Life Investment Management, whereby the MainStay Group of Funds adopted the Company’s family of mutual funds (the “Epoch Funds”). The transaction was approved by the Board of Directors of the Epoch Funds and subsequently approved by the shareholders of the Epoch Funds at a special meeting on October 30, 2009. The adoption of the Epoch Funds by New York Life Investments’ MainStay Group of Funds was completed in November 2009. EIP continues to be responsible for the day-to-day investment management of the funds through a sub-advisory relationship, while MainStay Investments (“MainStay”), the retail distribution arm of New York Life Investments, is responsible for the distribution and administration of the funds. Each former Epoch Fund is now co-branded as a “MainStay Epoch” Fund.

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

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended March 31, 2010 and 2009
(Unaudited)

Note 7 — Commitments and Contingencies  – (continued)

Legal Matters

From time to time, the Company or its subsidiaries may become parties to claims, legal actions and complaints arising in the ordinary course of business. Management is not aware of any claims which would have a material adverse effect on its condensed consolidated financial position, results of operations, or cash flows.

Note 8 — Treasury Stock

Common Stock Repurchases

During the three and nine months ended March 31, 2010, the Company repurchased 91,701 shares and 209,601 shares at a weighted-average price of $9.42 and $9.21, respectively, under the Company’s stock repurchase plan. The total cost of treasury stock acquired during the three and nine months ended March 31, 2010 was approximately $0.9 million and $1.9 million, respectively. All shares repurchased are shown as Treasury stock at cost, in the Stockholders’ equity section of the Condensed Consolidated Balance Sheet.

During the three and nine months ended March 31, 2009, the Company repurchased 82,599 shares and 263,900 shares at a weighted-average price of $5.93 and $7.36, respectively. The total cost of treasury stock acquired during the three and nine months ended March 31, 2009 was $0.5 million and $1.9 million, respectively.

At March 31, 2010, there were 317,599 shares of common stock available for repurchase under the stock repurchase program. The stock repurchase plan is not subject to an expiration date.

Employee Tax Withholding

To satisfy statutory employee tax withholding requirements related to the vesting of common shares, the Company purchases from employees shares relinquished by employees to satisfy employee tax withholding obligations. The Company may subsequently resell these acquired shares in the open market or include them as part of the shares repurchased under the stock repurchase program. At March 31, 2010, there were no shares held by the Company for resale in the open market related to employee tax withholdings. Any resulting gain or loss on resale is accounted for as an adjustment to Additional paid-in capital.

Note 9 — Share-Based Compensation

The Company has one share-based compensation plan, the 2004 Omnibus Long-Term Incentive Compensation Plan (the “2004 Plan”), under which awards can be currently issued, and two expired share-based compensation plans with stock options which remain in force until they are exercised, cancelled or expire.

Restricted Stock Awards

The Company granted $6.6 million and $2.1 million in restricted stock awards to employees during the three months ended March 31, 2010 and 2009, respectively. For the three months ended March 31, 2010, a total of 647,983 shares were granted at a weighted average price of $10.24. For the three months ended March 31, 2009, a total of 336,753 shares were granted at a weighted average price of $6.13. Employee share-based compensation expense for restricted stock is recognized as follows: 12.5% immediately, and the remaining 87.5% ratably over the three-year vesting period of those awards.

The Company granted $6.8 million and $4.7 million in restricted stock awards to employees during the nine months ended March 31, 2010 and 2009, respectively. For the nine months ended March 31, 2010, a total of 669,521 shares were granted at a weighted average price of $10.19. For the nine months ended March 31, 2009, a total of 575,066 shares were granted at a weighted average price of $8.17.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended March 31, 2010 and 2009
(Unaudited)

Note 9 — Share-Based Compensation  – (continued)

No non-employee director share awards were issued during the three months ended March 31, 2010 and 2009, respectively.

The Company granted $0.4 million in restricted stock awards to non-employee directors during the nine months ended March 31, 2010 and 2009, respectively. For the nine months ended March 31, 2010, a total of 43,459 shares were granted at a weighted-average price of $8.91. For the nine months ended March 31, 2009, a total of 38,620 shares were granted at a weighted-average price of $9.10. Non-employee director awards are recognized over a one-year period.

Neither employee nor director share awards are subject to performance-based accelerated vesting.

A summary of the Company’s nonvested shares under the 2004 Plan as of March 31, 2010 and 2009, respectively, as well as changes during the nine months ended March 31, 2010 and 2009, respectively, is presented below (shares in thousands):

	For the Nine Months Ended March 31,
	2010		2009
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Nonvested at beginning of the period	1,111	$8.42	1,228	$7.34
Granted under the 2004 Plan	713	10.12	613	8.23
Shares vested under:
2004 Plan	(566)	7.66	(561)	6.39
Forfeited	(14)	8.37	(77)	9.10
Nonvested at end of the period	1,244	$9.74	1,203	$8.12

The aggregate intrinsic value of nonvested shares at March 31, 2010 was $14.0 million.

Stock Option Awards

For the three and nine months ended March 31, 2010, no employee stock options were issued.

During the three and nine months ended March 31, 2009, the Company issued nonqualified options to purchase 630,060 shares of common stock to employees of the Company under the 2004 Plan. These stock options vest and are recognized ratably over three years from the grant date and have a term of seven years. The options have an exercise price of $6.17. However, upon vesting, the options are exercisable only if the volume weighted-average price of the Company’s common stock equals or exceeds $9.25 for a period of at least 20 trading days. Issuance of these awards results in total stock compensation expense of approximately $1.1 million over the requisite service period. The fair value of the option grant was estimated on the date of grant using the Black-Scholes option-pricing model.

A total of 44,725 employee stock options were exercised for the three and nine months ended March 31, 2010. No employee stock options were exercised during the three and nine months ended March 31, 2009.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended March 31, 2010 and 2009
(Unaudited)

Note 9 — Share-Based Compensation  – (continued)

A summary of the Company’s stock options outstanding under the 2004 Plan as of March 31, 2010 and 2009, respectively, as well as changes during the nine months ended March 31, 2010 and 2009, respectively, is presented below (shares in thousands):

	For the Nine Months Ended March 31,
	2010		2009
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Fixed options:
Outstanding at beginning of period	630	$6.17	—	$—
Granted	—	—	630	6.17
Exercised	(45)	6.17	—	—
Forfeited	(13)	6.17	—	—
Outstanding at end of period	572	$6.17	630	$6.17

The following table summarizes information about the 2004 Plan stock options outstanding and exercisable at March 31, 2010 (shares in thousands and intrinsic value in millions):

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Contractual Life	Intrinsic Value	Number Exercisable	Contractual Life	Intrinsic Value
$6.17	572	5.85 years	$2,929	152	5.85 years	$780

Total unrecognized compensation costs at March 31, 2010 for awards issued under the 2004 Plan, and weighted-average recognition period at March 31, 2010 are as follows (in thousands):

Award	Unrecognized Compensation Cost	Weighted-Average Recognition Period
Unvested restricted stock	$8,862	2.4 years
Unvested stock options	647	1.85 years
Total unrecognized compensation costs	$9,509

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended March 31, 2010 and 2009
(Unaudited)

Note 9 — Share-Based Compensation  – (continued)

Expired Stock Option Plan:

On January 12, 1993, the stockholders of J Net Enterprises, Inc. (“J Net”), the predecessor company to Epoch, approved the 1992 Incentive and Non-qualified Stock Option Plan (the “1992 Plan”). The 1992 Plan terminated in accordance with its terms on September 30, 2002. Options outstanding at the termination date totaled 877,500. Although the 1992 Plan has expired, the issued and outstanding options remain in force until they are exercised, cancelled or expire. During the three months ended March 31, 2010, a total of 450,000 of these options were exercised through a cashless method for 19,646 shares of common stock. Options outstanding under the 1992 Plan are summarized below (shares in thousands):

	For the Nine Months Ended March 31,
	2010		2009
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Fixed options:
Outstanding and exercisable at beginning of period	460	$10.18	460	$10.18
Granted	—	—	—	—
Exercised	(450)	10.125	—	—
Expired	—	—	—	—
Outstanding and exercisable at end of period	10	$12.44	460	$10.18

The following table summarizes information about the 1992 Plan stock options outstanding and exercisable at March 31, 2010 (shares in thousands):

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Remaining Contractual Life	Aggregate Intrinsic Value	Number Exercisable	Remaining Contractual Life	Aggregate Intrinsic Value
$12.4375	10	0.17 years	$—	10	0.17 years	$—

Other Nonqualified Stock Options:

On September 14, 1999, nonqualified stock options to purchase an aggregate of 140,000 shares of common stock were granted to the J Net Board of Directors and a non-employee then serving as the Secretary. On June 21, 2000, nonqualified stock options to purchase an aggregate of 500,000 shares of common stock were granted to the former President and Chief Operating Officer and the former Executive Vice President and Chief Financial Officer. On June 21, 2003, the former President and Chief Operating Officer and the former Executive Vice President and Chief Financial Officer’s employment contracts expired and were not renewed. The expiration of those contracts did not affect the expiration of the options, which expire on June 21, 2010.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended March 31, 2010 and 2009
(Unaudited)

Note 9 — Share-Based Compensation  – (continued)

Changes in the nonqualified options outstanding are summarized below (shares in thousands):

	For the Nine Months Ended March 31,
	2010		2009
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Fixed options:
Outstanding and exercisable at beginning of period	575	$12.59	575	$12.59
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	(75)	9.00	—	—
Outstanding and exercisable at end of period	500	$13.13	575	$12.59

The following table summarizes information about the above nonqualified stock options outstanding and exercisable at March 31, 2010 (in thousands):

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Contractual Life	Intrinsic Value	Number Exercisable	Contractual Life	Intrinsic Value
$13.125	500	0.22 years	$—	500	0.22 years	$—

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

The merger agreement was subsequently amended during the quarter ended December 31, 2008 to provide for a final settlement of all contingent payments by December 31, 2008. As such, additional payments totaling $4.7 million were received in December 2008. These payments represented the final contingent payments and are included in Net realized gains on investments in the Condensed Consolidated Statements of Operations for the nine months ended March 31, 2009.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended March 31, 2010 and 2009
(Unaudited)

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

The Company had 1,082,448 and 1,665,060 issued and outstanding stock options at March 31, 2010 and 2009, respectively.

The calculation of EPS excluded 510,000 of the issued and outstanding stock options for the three and nine months ended March 31, 2010, respectively, as the exercise price of those options was higher than the average market price of the common stock for the respective periods. The calculation of EPS excluded all of the 1,665,060 issued and outstanding stock options for the three and nine months ended March 31, 2009, respectively, as the exercise price of those options was higher than the average market price of the common stock for the respective periods. The conversion of those particular options, whose exercise price was higher than the average market price of the common stock during the respective period, would have an anti-dilutive effect.

The table that follows presents the computation of basic and diluted EPS for the three and nine months ended March 31, 2010 and 2009, respectively (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Numerator:
Net income	$3,303	$274	$8,329	$3,830
Denominator:
Weighted-average common shares outstanding	22,448	22,171	22,269	22,101
Net common stock equivalents assuming the exercise of in-the-money stock options	153	—	134	—
Weighted-average common and common equivalent shares outstanding assuming dilution	22,601	22,171	22,403	22,101
Earnings per share:
Basic and diluted	$0.15	$0.01	$0.37	$0.17

Note 12 — Comprehensive Income

A summary of comprehensive income is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Net income	$3,303	$274	$8,329	$3,830
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on available-for-sale securities	67	(177)	407	(1,278)
Reclassification of realized (gains) losses to net income	(8)	197	(99)	754
Comprehensive income	$3,362	$294	$8,637	$3,306

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended March 31, 2010 and 2009
(Unaudited)

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

Note 14 — Subsequent Events

Dividends on Common Stock

On April 8, 2010, the Board of Directors declared a quarterly cash dividend of $0.05 per share, or approximately $1.1 million in total, payable on May 14, 2010 to all shareholders of record at the close of business on April 30, 2010. The Company expects regular quarterly cash dividends going forward to be paid in February, May, August and November of each fiscal year. However, the actual declaration of future cash dividends, and the establishment of record and payment dates, is subject to determination by the Board of Directors each quarter after its review of the Company’s financial performance, as well as general business conditions, capital requirements, and any contractual, legal and regulatory restrictions. The Company may change its dividend policy at any time.

*****

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Set forth on the following pages is management’s discussion and analysis of our financial condition and results of operations for the three and nine months ended March 31, 2010 and 2009. Such information should be read in conjunction with our unaudited condensed consolidated financial statements together with the notes to the unaudited condensed consolidated financial statements. When we use the terms the “Company,” “management,” “we,” “us,” and “our,” we mean Epoch Holding Corporation, a Delaware corporation, and its consolidated subsidiaries.

Forward-Looking Statements

Certain information included, or incorporated by reference in this Quarterly Report on Form 10-Q and other materials filed or to be filed by Epoch Holding Corporation (“Epoch” or the “Company”) with the United States Securities and Exchange Commission (“SEC”) contain statements that may be considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about the Company, may include projections of the Company’s future financial performance based on the Company’s anticipated growth strategies and trends in the Company’s business. These statements are only predictions based on the Company’s current expectations and projections about future events. There are important factors that could cause the Company’s actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the risks and uncertainties outlined in “Factors Which May Affect Future Results.”

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

The Company maintains a website which contains current information on operations and other matters. The website address is www.eipny.com. Through the Investor Relations section of our website, and the “Financial Information” tab therein, we make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statement, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Also available free of charge on our website within the Investors Relations section, and the “Corporate Governance” tab therein, is our Code of Ethics and Business Conduct and charters for the Audit, Nominating/Corporate Governance, and the Compensation Committees of our Board of Directors.

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

The Company combines in-house research and insight, an absolute-return orientation, and a dedication to serving the informed investor. Headquartered in New York City, the Company had approximately $12.6 billion in assets under management (“AUM”) as of March 31, 2010. The Company continues to remain debt-free and has substantial resources available to fund current operations as well as to continue to implement its long-term growth strategy.

The Company’s operating subsidiary, Epoch Investment Partners (“EIP”), is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”). It has one line of business, and that is to provide investment advisory and investment management services to its clients such as investment companies, retirement plans, mutual fund clients, endowments, foundations, and high net worth individuals. These services are provided through both separately managed accounts and commingled vehicles, such as mutual funds and private investment funds. The overall investment philosophy is focused on achieving a superior risk-adjusted return by investing in companies that generate free cash flow and are undervalued relative to our investment team’s value determinations. Security selection and portfolio construction are designed to protect capital in declining markets while participating in rising markets.

Revenues are generally derived as a percentage of AUM. Therefore, among other factors, revenues are dependent upon:

•	performance of financial markets,
•	the ability to maintain existing clients, and
•	changes in the composition of AUM.

AUM consists of actively traded securities. The fair value of these securities is determined by an independent pricing service, which uses publicly available, unadjusted quoted market prices for measurement. The Company substantiates the values obtained with another independent pricing service to confirm that all prices are valid. Since virtually no security in AUM is fair valued by the Company, there is no significant judgment involved in the calculation of AUM in a way that directly impacts the Company’s revenue recognition.

Financial and Business Highlights

During the three months ended March 31, 2010, equity markets continued to improve. Favorable market conditions impacted our operations for the quarter through positive investment returns. Additionally, the Company continued to gain flows from both new and existing clients. Some notable achievements during the three months ended March 31, 2010 were as follows:

•	The Company’s AUM increased to approximately $12.6 billion at March 31, 2010, an increase of nearly $1.3 billion or slightly more than 11%, from approximately $11.4 billion at December 31, 2009. AUM at March 31, 2010 was more than double the $5.7 billion of AUM at March 31, 2009.
•	The Company’s distribution channels continued to expand. Net inflows exceeded $0.7 billion during the three-month period, the majority of which were flows from new clients. Net inflows for the past twelve months were approximately $3.8 billion, of which approximately $3.0 billion were from new clients.
•	Positive investment returns contributed $0.6 billion of the total AUM increase for the quarter as all investment products experienced positive investment returns. Nearly all of the Company’s investment products have outperformed their respective benchmarks since inception.
•	Operating revenues more than doubled from the same period a year ago, rising $7.9 million. Operating revenues increased by approximately 12%, or $1.6 million, compared with the previous quarter.
•	Operating income rose by approximately $4.8 million when compared with the same quarterly period a year ago. Operating margin was approximately 35% for the three months ended March 31, 2010. Operating income increased by approximately 17%, or $0.7 million, compared with the previous quarter,
•	On January 8, 2010, the Board of Directors declared an increase in the quarterly per share dividend rate on the Company’s Common Stock, from $0.03 per share to $0.05 per share.
•	The Company continues to repurchase outstanding common shares. The Company repurchased 91,701 shares during the three months ended March 31, 2010, and has repurchased 482,401 shares since the inception of the share buy-back program implemented in June 2008.

Summary operating information for the quarter ended March 31, 2010 and 2009 is presented in the table below:

	Three Months Ended March 31,		Change
(Dollars in Thousands)	2010	2009	$	%
Operating Revenues	$14,706	$6,843	$7,863	115%
Operating Income	$5,083	$295	$4,788	1,623%
Operating Margin(1)	35%	4%	NM	NM
Net Income	$3,303	$274	$3,029	1,105%
Earnings Per Share:
Basic and diluted	$0.15	$0.01	$0.14	NM
Dividends declared per share	$0.05	$0.03	$0.02	67%
AUM (in millions)	$12,616	$5,669	$6,947	123%

NM — not meaningful

(1)	Defined as operating income divided by total operating revenues.

Operating margin significantly improved from the same period a year ago. The main driver of this was the increase in revenue due to higher levels of AUM, primarily as a result of net inflows from new clients. Positive investment returns, particularly since March 2009, also contributed to the AUM increase. As the Company’s AUM continues to grow, it is expected that the operating margins, under the present business model, will also continue to increase.

Net income was significantly higher in the current quarter compared with the same quarter a year ago. Higher operating margin was the reason for this increase as operating leverage, defined as the total revenue growth rate that exceeds the expense growth rate, significantly increased from that of the previous year.

The average assets under management for the three months ended March 31, 2010 was approximately $11.9 billion compared to approximately $5.2 billion for the three months ended March 31, 2009, an increase of approximately 129%. U.S. equity markets increased approximately 50 – 60% from March 31, 2009. Global equity markets performed even better over the past twelve months.

For the three months ended March 31, 2010, operating expenses were higher to support increased capacity and operations growth, increasing 47% compared with the same period a year ago. Increased employee incentive compensation, in conjunction with the Company’s overall growth and performance, was a primary reason for the increase.

Strategic Relationship

On July 9, 2009, EIP entered into a strategic relationship with New York Life Investment Management, whereby the MainStay Group of Funds adopted the Company’s family of mutual funds (the “Epoch Funds”). The transaction was approved by the Board of Directors of the Epoch Funds and subsequently approved by the shareholders of the Epoch Funds at a special meeting on October 30, 2009. The adoption of the Epoch Funds by New York Life Investments’ MainStay Group of Funds was completed in November 2009. EIP continues to be responsible for the day-to-day investment management of the funds through a sub-advisory relationship, while MainStay Investments (“MainStay”), the retail distribution arm of New York Life Investments, is responsible for the distribution and administration of the funds. Each former Epoch Fund is now co-branded as a “MainStay Epoch” Fund.

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

During the three months ended March 31, 2010, economic statistics continued to be varied. While the U.S. economy gradually recovered, unemployment rates continue to remain high. Although initial jobless claims started to decline by the end of the quarter, the unemployment rate remained close to 10%. The Federal Reserve kept interest rates at record-low levels, however the discount rate was increased from 50 basis points to 75 basis points. The domestic housing market remained weak, while inflation and the Consumer Price Index were relatively unchanged.

The international economy also began to steadily improve. However, concerns over the debt crisis in Greece and other Euro-zone nations, and its resultant impact across the globe, still persist.

Selected equity market performance for the past three, nine, and twelve months are as follows:

	Period Ended March 31, 2010
Index	Three Months	Nine Months	Twelve Months
Dow Jones Industrial Average(1)	4.8%	31.2%	46.9%
S&P 500(2)	5.4%	29.2%	49.8%
NASDAQ Composite(3)	5.9%	31.5%	58.5%
Russell 3000(4)	5.9%	43.9%	52.4%
MSCI World (Net)(5)	3.2%	26.2%	52.4%

(1)	Dow Jones Industrial Average is a trademark of Dow Jones & Company, which is not affiliated with Epoch.
(2)	S&P 500 is a trademark of Standard & Poor’s, a division of the McGraw-Hill Companies, Inc., which is not affiliated with Epoch.
(3)	NASDAQ Composite Index is a trademark of the NASDAQ Stock Market, Inc., which is not affiliated with Epoch.
(4)	Russell 3000 Index is a trademark of Russell Investments, which is not affiliated with Epoch.
(5)	MSCI World Index is a trademark of MSCI Inc., which is not affiliated with Epoch.

Company Impact and Outlook

The recent business environment has enabled the Company to further enhance its operating revenue stream and sustain its strong liquidity position. Significant flows from both new and existing clients, as well as the performance of the global equity markets over the past twelve months, have fostered the Company’s AUM growth.

Although the equity markets across the globe performed reasonably well during the three months ended March 31, 2010, the Company continues to remain cautious about the environment, given the uncertain economic recovery, high unemployment in the U.S, as well as the continued concern over the debt crisis in Europe.

The increase in operating margins along with the continued strength in liquidity has allowed the Company to further develop its growth objectives and enhance the Company’s infrastructure, enabling the Company to stay well ahead of its AUM operating capacity. Management remains focused on ways to further develop our existing distribution channels. We continue to review and revise our resource allocations, cost containment and expense management policies, ensuring that operating costs are monitored, assessed and aligned with our business strategy.

Assets Under Management (“AUM”) and Flows

The following table sets forth the changes in our AUM for the periods presented (dollars in millions):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Beginning of period assets	$11,354	$5,348	$7,891	$6,634
Client flows:
Inflows/new accounts	1,160	894	3,596	2,216
Outflows/closed accounts	(449)	(182)	(1,128)	(850)
Net inflows	711	712	2,468	1,366
Market appreciation/(depreciation)	551	(391)	2,257	(2,331)
Net change	1,262	321	4,725	(965)
End of period assets	$12,616	$5,669	$12,616	$5,669
Percent change in total AUM	11.1%	6.0%	59.9%	(14.5)%
Organic growth percentage(1)	6.3%	13.3%	31.3%	20.6%

(1)	Net inflows divided by beginning of period assets.

For the three months ended March 31, 2010 and 2009, approximately 46% and 55%, respectively, of investment advisory and management fees were earned from services to funds under advisory and sub-advisory contracts whose fees are calculated based upon daily net asset values, and approximately 54% and 45%, respectively, of fees were earned from services provided for separate accounts whose fees are calculated based upon asset values at the end of the period.

No material impact to revenues or operating results arose during the periods presented as a result of differences between the average daily AUM for the funds where our fees are calculated based upon daily net asset values and the period ending AUM for those funds.

The chart that follows highlights the quarterly growth in AUM and operating revenues for the past year:

Distribution Channels

The table that follows presents the Company’s AUM by distribution channel as of March 31, 2010, December 31, 2009 and March 31, 2009, respectively (dollars in millions):

	March 31, 2010		December 31, 2009		March 31, 2009
Distribution Channel	Amount	%	Amount	%	Amount	%
Sub-advisory	$6,848	54.3%	$6,260	55.1%	$2,788	49.2%
Institutional	5,472	43.4%	4,827	42.5%	2,663	47.0%
High net worth	296	2.3%	267	2.4%	218	3.8%
Total AUM	$12,616	100.0%	$11,354	100.0%	$5,669	100.0%

During the three months ended December 31, 2009, approximately $820 million of AUM previously classified as Institutional was reclassified to Sub-advisory in conjunction with the adoption of the Epoch Funds by New York Life Investment Management.

Investment Products

The table that follows presents the Company’s AUM by product as of March 31, 2010, December 31, 2009 and March 31, 2009, respectively (dollars in millions):

Product	March 31, 2010	December 31, 2009	March 31, 2009
U.S. Value	$3,915	$3,132	$1,903
U.S. All Cap/Balanced	2,929	2,583	1,524
Global Equity Shareholder Yield	2,158	2,256	983
Global Absolute Return/Choice	1,577	1,420	334
U.S. Smid Cap Value	924	907	240
International/Int’l Small Cap	459	449	299
U.S. Small Cap Value	415	396	262
Global Small Cap	239	211	124
Total AUM	$12,616	$11,354	$5,669

The charts on the following page show the Company’s products as a percentage of AUM as of March 31, 2010 and 2009, respectively:

Investment Product Performance

The following table displays each product’s composite returns, net of management fees for the period ended March 31, 2010, as measured against the respective benchmarks:

	Inception Date(1)	Returns*(2)
Product		3 months	1 Year	3 Years	5 Years	Since Inception
U.S. All Cap Value	31-Jul-94	6.7%	49.4%	(2.2%)	3.2%	10.7%
Russell 3000		5.9%	52.4%	(4.0%)	2.4%	8.3%
Russell 3000 Value		7.0%	54.5%	(7.2%)	1.2%	8.9%
U.S. Value	31-Jul-01	5.5%	46.2%	(1.1%)	4.4%	5.0%
Russell 1000		5.7%	51.6%	(4.0%)	2.3%	2.0%
Russell 1000 Value		6.8%	53.6%	(7.3%)	1.0%	3.0%
U.S. Smid Cap Value	31-Aug-06	7.7%	61.5%	(2.3%)	N/A	1.2%
Russell 2500		9.2%	65.7%	(3.2%)	N/A	1.0%
Russell 2500 Value		9.6%	67.2%	(5.1%)	N/A	(0.8)%
U.S. Small Cap Value	31-Dec-02	7.8%	55.8%	(2.8%)	2.3%	8.2%
Russell 2000		8.9%	62.8%	(4.0%)	3.4%	9.6%
Russell 2000 Value		10.0%	65.1%	(5.7%)	2.8%	9.8%
U.S. Choice	30-Apr-05	6.8%	54.8%	(2.3%)	N/A	4.5%
Russell 3000		5.9%	52.4%	(4.0%)	N/A	2.9%
International Small Cap	31-Jan-05	2.5%	65.2%	(6.6%)	7.9%	8.1%
MSCI World ex USA Small Cap (Net)		5.4%	74.5%	(7.3%)	4.1%	4.5%
Global Small Cap	31-Dec-02	4.1%	54.0%	(3.1%)	6.0%	11.5%
MSCI World Small Cap (Net)		7.6%	73.2%	(4.8%)	4.3%	12.9%
Global Choice	30-Sep-05	3.3%	47.3%	(0.1%)	N/A	8.2%
MSCI World (Net)		3.2%	52.4%	(5.4%)	N/A	1.6%
Global Absolute Return	31-Dec-01	2.5%	42.0%	(0.4%)	6.2%	10.1%
MSCI World (Net)		3.2%	52.4%	(5.4%)	2.9%	4.1%
Global Equity Shareholder Yield	31-Dec-05	1.0%	38.8%	(3.6%)	N/A	3.8%
MSCI World (Net)		3.2%	52.4%	(5.4%)	N/A	1.0%

*	Index and product returns assume dividend reinvestment. Product returns are net of management fees.
(1)	Epoch Investment Partners, Inc. became a registered investment adviser under the Investment Advisers Act of 1940 in June 2004. Performance from April 2001 through May 2004 is for Epoch’s investment team and accounts while at Steinberg Priest & Sloane Capital Management, LLC. For the period July 1994 through March 2001, Co-Chief Investment Officer and Chief Executive Officer William W. Priest managed the accounts while at Credit Suisse Asset Management and was the only individual responsible for selecting the securities to buy and sell.
(2)	Past performance is not indicative of future results.

Quarterly Corporate Operating Performance

The chart that follows depicts the quarterly operating margin growth during the past year.

Results of Operations

Three Months Ended March 31, 2010 and 2009

For the three months ended March 31, 2010, the Company recorded net income of $3.3 million, an increase of $3.0 million from the same period a year ago. Basic earnings were $0.15 per share for three months ended March 31, 2010 compared to $0.01 per share for the three months ended March 31, 2009.

The primary drivers for the change in net income were as follows:

•	Operating revenues increased 115%, as AUM in both the institutional and subadvisory distribution channels more than doubled from the same period a year ago.
•	Operating margins increased to 35% compared to 4% for the comparable period a year ago, as the Company continued to significantly improve its operating leverage.

Operating Revenues:

	Three Months Ended March 31,		Change
(Dollars in Thousands)	2010	2009	$	%
Investment advisory and management fees	$14,494	$6,843	$7,651	112%

The increase in revenues was attributable to the increase in AUM compared with the same period a year ago, as a result of net inflows from new and existing clients, as well as market appreciation, particularly since March 2009. All of the Company’s investment products realized double-digit returns during the past year, with significant growth across all products.

The Company had net inflows of approximately $3.8 billion for the twelve months ended March 31, 2010, and finished the period ended March 31, 2010 with AUM of $12.6 billion, a 123% increase from AUM of $5.7 billion at March 31, 2009. New client business accounted for $3.0 billion of inflows for the past twelve months, and $0.7 billion of inflows for the past three months.

The average AUM for the three months ended March 31, 2010 was approximately $11.9 billion, more than double the $5.2 billion for the three months ended March 31, 2009. U.S. equity markets increased approximately 50-60% from March 31, 2009. Global equity markets performed even better over the past twelve months.

For the three months ended March 31, 2010, New York Life Investment Management, through the MainStay Epoch Funds and other funds subadvised by EIP, accounted for approximately 19% of consolidated operating revenues and CI Investments Inc. (“CI”), a Canadian-owned investment management company, accounted for approximately 8%. For the three months ended March 31, 2009, CI accounted for approximately 12% of consolidated operating revenues.

	Three Months Ended March 31,		Change
(Dollars in Thousands)	2010	2009	$	%
Performance fees	$212	$—	$212	NM

NM — not meaningful

The Company recognized performance fees during the three months ended March 31, 2010 from clients whose agreements included a performance measurement period of March 31, 2010. These fee arrangements generated performance fees based upon certain pre-established benchmarks. Due to market conditions, there were no performance fees for the same period a year ago.

Operating Expenses:

	Three Months Ended March 31,		Change
(Dollars in Thousands)	2010	2009	$	%
Employee related costs (excluding share-based compensation)	$5,473	$3,853	$1,620	42%
As a percent of total revenue	37%	56%

Expenses in this category include salaries, benefits, incentive compensation, signing bonuses, commissions and severance. These expenses increased primarily as a result of increased incentive compensation based on our operating results, particularly our growth in AUM, net inflows, relative risk-adjusted investment performance, and growth in revenue and operating income. Average headcount for the three months ended March 31, 2010 slightly increased from that of the same period a year ago.

The Company places a high emphasis on pay for performance. As such, changes in the Company’s performance as well as changes in the underlying performance of our investment products have an impact on compensation and benefits.

	Three Months Ended March 31,		Change
(Dollars in Thousands)	2010	2009	$	%
Share-based compensation	$1,864	$1,270	$594	47%
As a percent of total revenue	13%	19%

During the three months ended March 31, 2010, the Company granted $6.6 million in restricted stock awards to employees. A total of 647,983 shares were granted at a weighted average price of $10.24. During the three months ended March 31, 2010, no employee stock options were issued. Employee share-based compensation expense for restricted stock is recognized as follows: 12.5% immediately, and the remaining 87.5% ratably over the three-year vesting period of those awards.

During the three months ended March 31, 2009, the Company granted $2.1 million in restricted stock awards to employees. A total of 336,753 shares were granted at a weighted average price of $6.13.

Additionally, during the three months ended March 31, 2009, the Company granted $1.1 million in employee stock options. A total of 630,060 options were granted.

No non-employee director share awards were issued during the three months ended March 31, 2010 and 2009, respectively. Neither employee nor director share awards are subject to performance-based accelerated vesting.

Increased annual employee stock awards stemming from higher AUM, revenue and operating income levels was a primary reason for the increase. Separately, the three months ended March 31, 2009 incorporated a reduced six month stub period for certain senior executives, to align the timing of annual stock compensation awards for all employees.

This expense is expected to be lower during the next quarter since the Company issued the annual employee share awards during the quarter ending March 31.

	Three Months Ended March 31,		Change
(Dollars in Thousands)	2010	2009	$	%
Occupancy and technology	$785	$524	$261	50%
As a percent of total revenue	5%	8%

Occupancy and technology expenses consist primarily of office space rentals, market data services, and information technology costs. As a result of the Company’s continued business expansion, an additional 10,000 square feet of office space was acquired in September 2009 under a sublease agreement. The costs associated with this new space contributed to the increase in this expense. Higher market data service costs also contributed to this increase.

	Three Months Ended March 31,		Change
(Dollars in Thousands)	2010	2009	$	%
Professional fees and services	$770	$493	$277	56%
As a percent of total revenue	5%	7%

These expenses include outside legal fees for general corporate legal affairs, independent accountants’ fees, consulting fees, employee placement fees and other professional services. Consulting fees incurred to enhance existing systems were a primary factor for this increase.

	Three Months Ended March 31,		Change
(Dollars in Thousands)	2010	2009	$	%
General and administrative	$583	$297	$286	96%
As a percent of total revenue	4%	4%

General and administrative expenses consist primarily of expenses for travel and entertainment, advertising and marketing, and other office related expenses. Increased travel to support and expand distribution efforts, as well as increased product distribution costs, were the primary reasons for the increase.

	Three Months Ended March 31,		Change
(Dollars in Thousands)	2010	2009	$	%
Provision for income taxes	$1,971	$239	$1,732	NM
Effective income tax rate	37.4%	46.6%

NM — not meaningful

In calculating the provision for income taxes, the Company uses an estimate of the annual effective income tax rate based upon the facts and circumstances known at each interim period. The effective income tax rate is adjusted, as appropriate.

During the three months ended March 31, 2010, the Company released approximately $0.2 million of valuation allowances previously established against certain net operating loss carryfowards, as it is more likely than not these net operating losses will be utilized in the future.

Nine Months Ended March 31, 2010 and 2009

Operating Revenues:

	Nine Months Ended March 31,		Change
(Dollars in Thousands)	2010	2009	$	%
Investment advisory and management fees	$38,525	$22,089	$16,436	74%

The increase in revenues was attributable to the increase in AUM compared with the same period a year ago, as a result of net inflows from new and existing clients, as well as market appreciation, particularly since March 2009. The Company experienced significant growth in its products during the nine months ended March 31, 2010.

Net inflows for the nine months ended March 31, 2010 were approximately $2.5 billion, of which new business accounted for approximately $2.0 billion.

The average assets under management for the nine months ended March 31, 2010 was approximately $10.4 billion compared to approximately $5.6 billion for the nine months ended March 31, 2009, an increase of approximately 86%. U.S. equity markets increased approximately 50 – 60% from March 31, 2009. Global equity markets performed even better over the past twelve months.

For the nine months ended March 31, 2010, New York Life Investment Management, through the MainStay Epoch Funds and other funds subadvised by EIP, accounted for approximately 14% of consolidated operating revenues and CI accounted for approximately 9%. For the nine months ended March 31, 2009, CI accounted for approximately 13% of consolidated operating revenues.

	Nine Months Ended March 31,		Change
(Dollars in Thousands)	2010	2009	$	%
Performance fees	$708	$—	$708	NM

NM — not meaningful

The Company recognized performance fees during the nine months ended March 31, 2010 from clients whose agreements included a quarterly or calendar year-end performance measurement period. These fee arrangements generated performance fees based upon certain pre-established benchmarks. Due to market conditions, there were no performance fees for the nine months ended March 31, 2009.

Operating Expenses:

	Nine Months Ended March 31,		Change
(Dollars in Thousands)	2010	2009	$	%
Employee related costs (excluding share-based compensation)	$15,578	$11,857	$3,721	31%
As a percent of total revenue	40%	54%

These expenses increased primarily as a result of increased incentive compensation based on our operating results, particularly our growth in AUM, net inflows, relative risk-adjusted investment performance, and growth in revenue and operating income. As previously noted, the Company places a high emphasis on pay for performance. As such, changes in the Company’s performance, as well as changes in the underlying performance of our investment products, have an impact on compensation and benefits.

	Nine Months Ended March 31,		Change
(Dollars in Thousands)	2010	2009	$	%
Share-based compensation	$3,795	$3,391	$404	12%
As a percent of total revenue	10%	15%

The Company granted $6.8 million and $4.7 million in restricted stock awards to employees during the nine months ended March 31, 2010 and 2009, respectively. For the nine months ended March 31, 2010, a total of 669,521 shares were granted at a weighted average price of $10.19. For the nine months ended March 31, 2009, a total of 575,066 shares were granted at a weighted average price of $8.17.

Employee stock awards increased as a result of higher AUM, revenue and operating income levels.

The Company granted $0.4 million in restricted stock awards to non-employee directors during the nine months ended March 31, 2010 and 2009, respectively. For the nine months ended March 31, 2010, a total of 43,459 shares were granted at a weighted-average price of $8.91. For the nine months ended March 31, 2009, a total of 38,620 shares were granted at a weighted-average price of $9.10. Non-employee director awards are recognized over a one-year period

For the nine months ended March 31, 2010, no employee stock options were issued.

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

	Nine Months Ended March 31,		Change
(Dollars in Thousands)	2010	2009	$	%
Occupancy and technology	$2,865	$2,133	$732	34%
As a percent of total revenue	7%	10%

As discussed in the three-month analysis, the Company acquired an additional 10,000 square feet of office space under a sublease agreement in September 2009. Costs associated with this new space, including a separate sublease termination fee recognized during the quarter ended September 30, 2009, were the primary reasons for the increase in this expense.

	Nine Months Ended March 31,		Change
(Dollars in Thousands)	2010	2009	$	%
Professional fees and services	$2,041	$1,670	$371	22%
As a percent of total revenue	5%	8%

Increased legal fees in connection with the New York Life/Mainstay strategic relationship were a primary reason for the increase. Employee placement fees also contributed to the increase.

	Nine Months Ended March 31,		Change
(Dollars in Thousands)	2010	2009	$	%
General and administrative	$1,486	$1,235	$251	20%
As a percent of total revenue	4%	6%

An increase in travel related expenses to support the expansion of the Company’s distribution channels, as well as an increase in product distribution costs, were the main reasons for the increase in general and administrative costs.

	Nine Months Ended March 31,		Change
(Dollars in Thousands)	2010	2009	$	%
Depreciation and amortization	$485	$322	$163	51%
As a percent of total revenue	1%	1%

Depreciation and amortization increased when compared with the same period a year ago. Management’s decision to terminate an office sublease in September 2009 resulted in a change to the estimated useful life of the underlying leasehold improvements and certain equipment, thus accelerating depreciation and amortization during the nine-month period by approximately $120 thousand.

	Nine Months Ended March 31,		Change
(Dollars in Thousands)	2010	2009	$	%
Other income	$829	$4,928	$(4,099)	(83)%
As of percent of income before income taxes	6%	77%

The prior year period includes realized gains of $4.7 million from the Strategic Data Corporation transaction (see Significant Prior Year Transaction discussion below), losses on investments of $0.6 million, and approximately $0.4 million of interest income. Lower interest rates during the nine months ended March 31, 2010 caused interest income to decline compared to amounts for the same period a year ago.

	Nine Months Ended March 31,		Change
(Dollars in Thousands)	2010	2009	$	%
Provision for income taxes	$5,483	$2,579	$2,904	113%
Effective income tax rate	39.7%	40.2%

As discussed in the three-month analysis, the Company released approximately $0.2 million of valuation allowances previously established against certain net operating loss carryfowards, as it is more likely than not these net operating losses will be utilized in the future.

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

The merger agreement was subsequently amended during the prior year to provide for a final settlement of all contingent payments by December 31, 2008. As such, additional payments totaling $4.7 million were received in December 2008. These payments represented the final contingent payments and are included in Net realized gains on investments on the condensed consolidated statements of operations for the nine months ended March 31, 2009.

Excluding the non-recurring gain of $4.7 million, prior year net income would have been $1.0 million, or $0.05 per share for the nine months ended March 31, 2009, respectively.

Three Months Ended March 31, 2010 and Prior Quarter Ended December 31, 2009

Summary operating information for the three months ended March 31, 2010 and December 31, 2009 is presented in the table below:

	Three Months Ended
	March 31,	Dec. 31,	Prior Quarter Change
(Dollars in Thousands)	2010	2009	$	%
Operating Revenues	$14,706	$13,109	$1,597	12%
Operating Income	$5,083	$4,338	$745	17%
Operating Margin(1)	35%	33%	2%	6%
Earnings Per Share:
Basic and diluted	$0.15	$0.12	$0.03	25%
Dividends declared per share(2)	$0.05	$0.33	$(0.28)	NM
AUM (in millions)	$12,616	$11,354	$1,262	11%

NM — not meaningful

(1)	Defined as operating income divided by total operating revenues.
(2)	The December 31, 2009 amount includes a special dividend of $0.30 declared and paid during the quarter.

The Company’s operating income increased by 17% in the current quarter ended March 31, 2010 when compared with the prior quarter ended December 31, 2009, and is reflective of an increase in operating revenues as a result of higher AUM levels. The Company’s continued ability to attract new business, coupled with investment performance, were the reasons for the AUM and revenue growth. Partially offsetting the increase in revenue was an increase in operating expenses, primarily stemming from share-based compensation. The Company generally issues annual employee share awards during the quarter ending March 31. Employee share-based compensation expense for restricted share awards is recognized as follows: 12.5% immediately, and the remaining 87.5% ratably over the three-year vesting period of those awards.

Liquidity and Capital Resources

The Company’s operating cash flows are primarily influenced by the timing and receipt of investment management fees, and the payment of operating expenses, including incentive compensation to employees. Investment management fees are generally collected within 90 days of billing. The Company traditionally has paid cash incentive compensation to certain senior executives shortly after the fiscal year, and to all other employees shortly after the calendar year. Commencing in the fiscal quarter ending March 31, 2009, the Company began to pay cash incentive compensation to all employees following the calendar year. To implement such a shift, the Company utilized a six-month stub period at that time for those senior executives.

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

Uses of Liquidity

The Company remains committed to growing its business in this demanding market environment and expects that its main uses of cash will be to pay corporate operating expenses, enhance technology infrastructure, grow its distribution network, develop new products, pay quarterly dividends, and acquire shares of its common stock when appropriate.

Sources of Liquidity

Sources of funds for the Company’s operations are derived from investment advisory and investment management fees, interest on the Company’s cash, cash equivalents, and held-to-maturity securities, and sublease income. The Company’s balance sheet continues to reflect significant liquidity. As of March 31, 2010, the Company had $42.2 million in liquid assets, consisting of cash and cash equivalents of $29.9 million and $12.3 million of accounts receivable, to fund its business growth strategy. Given the availability of these funds, the Company does not maintain or anticipate a need for an external source of liquidity.

The Company also realized excess tax benefits of $0.4 million during the nine months ended March 31, 2010. Excess tax benefits reduce the amount of income taxes to be paid. Excess tax benefits arise in connection with the Company’s share-based compensation. When a restricted stock award vests, the market price on the date the stock vests to the employee may be higher than the original grant-date fair market value of the award. If so, the difference between the cumulative amount that has been recognized through the Statement of Operations and the vesting amount results in an excess tax benefit. Excess tax benefits reduce income taxes payable and increase additional paid-in capital in the period they are recognized.

The Company has no debt and management does not foresee any reason to incur debt unless a significant business opportunity warrants such action. Management believes that the sources of liquidity described above will be sufficient to meet the Company’s operating needs for the foreseeable future and will enable it to continue to implement its growth strategy.

Cash Flows

A summary of cash flow data for the nine months ended March 31, 2010 and 2009, respectively, is as follows (in thousands):

	Nine Months Ended March 31,
	2010	2009
Cash flows provided by/(used in):
Operating activities	$6,451	$(746)
Investing activities	(3,649)	4,617
Financing activities	(9,935)	(5,179)
Net decrease in cash and cash equivalents	(7,133)	(1,308)
Cash and cash equivalents at beginning of period	37,055	37,436
Cash and cash equivalents at end of period	29,922	36,128
Percent of total assets	52%	72%

A more detailed analysis of the changes in cash flows is as follows:

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $6.5 million during the nine months ended March 31, 2010. The difference from the prior comparable period reflects the change in net income, the timing of incentive compensation payments, the change in excess tax benefits recognized on share-based compensation, and the timing differences in the cash settlement of assets and liabilities.

Cash Flows from Investing Activities

Cash flows used in investing activities totaled $3.6 million for nine months ended March 31, 2010. Purchases of $2.4 million of long-term debt securities yielding higher interest rates than money market instruments accounted for most of the funds used in investing activities. These securities are classified as held-to-maturity securities on the Condensed Consolidated Balance Sheet as it is management’s intention to hold these securities until they mature. Expenditures of approximately $1.5 million on leasehold improvements and office equipment for the newly subleased office space also contributed to the use of funds.

Cash Flows from Financing Activities

Cash flows used in financing activities primarily reflect the payment of common stock dividends, share buy-backs and the recognition of excess tax benefits on share-based compensation. Cash used for financing activities totaled $9.9 million for the nine months ended March 31, 2010.

As a result of high cash balances and increasing strength in operating performance, the Company paid a special dividend in December 2009 of $0.30 per share, or a total of $6.7 million. The Company also paid regular quarterly dividends of $0.03 per share in each of the first two quarters, and increased the quarterly dividend to $0.05 per share in the third quarter. Cumulatively, the payment of these regular dividends totaled $2.4 million.

Working Capital

The Company’s working capital and current ratio for the nine months ended March 31, 2010 and recent fiscal year ended June 30, 2009 is set forth in the table below (in thousands):

	March 31, 2010	June 30, 2009	Change
			$	%
Current Assets	$44,459	$46,152	$(1,693)	(4)%
Current Liabilities	3,973	4,255	(282)	(7)%
Working Capital	$40,486	$41,897	$(1,411)	(3)%
Current Ratio(1)	11.2	10.8	0.4	4%

(1)	Current assets divided by current liabilities.

The Company expects its working capital to increase during the next quarter as a result of its increase in operating margin.

Capital Expenditures

In September 2009, the Company entered into a sublease agreement for 10,000 square feet of office space. Leasehold improvements and purchases of additional office equipment commenced during the quarter ended December 31, 2009, and resulted in nearly $1.5 million of capital expenditures through
March 31, 2010.

Quarterly Dividends

Regular quarterly dividends of $0.03 per share, or approximately $0.7 million, were paid in August 2009 and November 2009, respectively.

On January 8, 2010, the Board of Directors declared a quarterly cash dividend of $0.05 per share, or approximately $1.1 million in total, and was paid on February 12, 2010 to all shareholders of record at the close of business on January 29, 2010. The declaration represented an increase from the previous $0.03 per share rate.

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

During the three and nine months ended March 31, 2010, the Company repurchased 91,701 shares and 209,601 shares at a weighted-average price of $9.42 and $9.21, respectively, under the Company’s stock repurchase plan. The total cost of treasury stock acquired during the three and nine months ended March 31, 2010 was approximately $0.9 million and $1.9 million, respectively. All shares repurchased are shown as Treasury stock at cost, in the Stockholders’ equity section of the Condensed Consolidated Balance Sheet.

During the three and nine months ended March 31, 2009, the Company repurchased 82,599 shares and 263,900 shares at a weighted-average price of $5.93 and $7.36, respectively. The total cost of treasury stock acquired during the three and nine months ended March 31, 2009 was $0.5 million and $1.9 million, respectively.

At March 31, 2010, there were 317,599 shares of common stock available for repurchase under the stock repurchase program. The stock repurchase plan is not subject to an expiration date.

Fair Value Measurements

The fair value of the Company’s Other investments is determined in accordance with the fair value hierarchy established in FASB ASC 820 (Fair Value Measurements (“SFAS 157”)). The Company’s Other investments consist of available-for-sale investments. Fair values for these investments are determined based upon unadjusted quoted market prices. These investments trade on financial exchanges, with active daily prices.

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

The subtenant has performed its obligations under the sublease agreement and the Company is not aware of any credit issues with the subtenant. As of March 31, 2010, the remaining future minimum payments under this lease total $0.3 million. Future minimum receipts from the subtenant, net of profit sharing with the landlord, are approximately $0.2 million as of March 31, 2010.

Summary of Contractual Obligations

The following table summarizes all contractual obligations, including the aforementioned office leases (in thousands):

	Payments Due in Fiscal Years Ended June 30,
	Remaining Payments in 2010	2011 – 2012	2013 – 2014	2015 and Thereafter	Total
Primary New York operations(1)	$344	$2,841	$2,854	$1,784	$7,823
Subleased New York lease	120	200	—	—	320
Other operating leases	11	85	4	—	100
Total obligations	475	3,126	2,858	1,784	8,243
Sublease income, net(2)	(143)	(96)	—	—	(239)
Net obligations	$332	$3,030	$2,858	$1,784	$8,004

(1)	In September 2009, the Company terminated a sublease agreement, which was to expire in June 2010, and entered into a new sublease agreement effective October 2009.
(2)	Amounts are net of landlord profit sharing.

Off-Balance Sheet Arrangements

As of March 31, 2010, the Company had no off-balance sheet arrangements.

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

New Consolidation Guidance for Variable Interest Entities

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-17 (SFAS No. 167, Amendments to FASB Interpretation No. 46(R)). ASU No. 2009-17 amends the guidance on the determination of the primary beneficiary of a Variable Interest Entity (“VIE”) from a quantitative model to a qualitative model and requires additional disclosures about an enterprise’s involvement in VIEs. Under the new qualitative model, the primary beneficiary must have the power to direct the activities of the VIE and the obligation to absorb losses or the right to receive gains that could be potentially significant to the VIE.

The Company adopted ASU No. 2009-17 effective January 1, 2010. The adoption of this standard did not have a material effect on its consolidated financial position, results of operations or earnings per share.

Fair Value

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurement. ASU 2010-06 adds disclosure requirements about transfers in and out of Levels 1 and 2 and separate disclosures about activity relating to Level 3 measurements and clarifies existing disclosure requirements related to the level of disaggregation and input and valuation techniques. As the update affected disclosures only, the adoption of the update did not have an impact on the Company’s Condensed Consolidated Financial Statements.

Subsequent Events

In February 2010, the FASB issued an update to address certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures. Effective upon its issuance, the update exempts the SEC filers from disclosing the date through which subsequent events have been evaluated. As the update affected disclosures only, the adoption of the update did not have an impact on the Company’s Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

AUM Market Risk

The Company’s predominant exposure to market risk is directly related to its role as an investment adviser for the mutual funds and separate accounts the Company manages. Changes in value of assets managed will impact the level of management and performance fee revenues. Approximately 46% of the Company’s revenue is derived from daily net asset values, while the remaining 54% of revenue is derived from market values of AUM at the end of the quarter. Declines in equity security market prices could cause revenues to decline because of lower investment management fees by causing:

•	the value of AUM to decrease;
•	the returns realized on AUM to decrease, impacting performance fees;
•	clients to withdraw funds in favor of investments in markets that they perceive to offer greater opportunity.

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

At March 31, 2010 and June 30, 2009, respectively, the Company performed a sensitivity analysis to assess the potential loss in the fair value of these market-risk sensitive securities. The following table represents the estimated impact on the Company’s financial position assuming a hypothetical 10% decline in associated market indices (in thousands):

	Fair Value	Fair Value Assuming 10% Decline(2)	Decrease in Stockholders’ Equity(1)
At March 31, 2010:
Available-for-sale securities:
Epoch Global All Cap separate account	$2,616	$2,370	$141
Company-sponsored mutual funds	1,001	907	54
Equity method:
Epoch Global Absolute Return Fund, LLC	484	440	25
Total Investments	$4,101	$3,717	$220
At June 30, 2009:
Available-for-sale securities:
Epoch Global All Cap separate account	$2,058	$1,890	$168
Company-sponsored mutual funds	806	737	69
Equity method:
Epoch Global Absolute Return Fund, LLC	388	357	31
Total Investments	$3,252	$2,984	$268

(1)	Investments in the Company-sponsored mutual funds and the Epoch Global All-Cap separate account are classified as available-for-sale securities. Unrealized gains or losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income (loss), net of tax, as a separate component of stockholders’ equity until realized. The investment in the Epoch Global Absolute Return Fund, LLC is accounted for using the equity method, under which the Company’s share of net realized and unrealized earnings or losses from the limited liability company is reflected in net income.
(2)	The example shown is hypothetical and actual declines in associated market indices may be greater than or less than the 10% shown.

Interest Rate Risk

The Company’s AUM is subject to interest rate risk. Changes in both domestic and global interest rates may impact the valuation of equities, and thus the Company’s AUM and operating revenues.

The Company’s investment income is also subject to interest rate risk. Investment income consists primarily of interest income and realized gains and losses on its investments. The Company’s investment income is sensitive to fluctuation in interest rates. During the nine months ended March 31, 2010, the Company purchased long-term debt securities. Since it is management’s intent to hold these investments until they mature, these investments have been accounted for as held-to-maturity securities. The Company does not hedge its market risk related to these securities and does not intend to do so in the future. The Company believes that a hypothetical change in interest rates of 100 basis points would not have a material impact on its condensed consolidated results of operations, financial condition or cash flows.

The table that follows provides information about the Company’s investment securities held-to-maturity, including expected principal flows for the fiscal years June 30, 2010 through June 30, 2015 and thereafter (in thousands):

	Payments Due in Fiscal Years Ended June 30,
	2010	2011	2012	2013	2014	2015 and Thereafter	Total Principal Cash Flows	Fair Market Value at March 31, 2010
Long term debt securities	$—	$—	$350	$1,050	$500	$—	$1,900	$2,033
Weighted-average interest rate			1.67%	2.14%	2.66%		2.19%

Cash and Cash Equivalents

Cash consists of amounts held in checking and money market accounts. Cash equivalents includes highly liquid investments in money market funds consisting of short-term securities of the U.S. government and its agencies with maturities of three months or less. Cash and cash equivalents are exposed to market risk due to changes in interest rates, which impacts interest income. Cash equivalents are stated at cost, which approximates fair value due to their short maturity.

The Company monitors the quality of the institution where its cash is deposited, the balance of which, at times, may be in excess of the Federal Deposit Insurance Corporation insurance limits. Presently, the Company neither participates in hedging activities nor does it have any derivative financial instruments.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

For the quarter ended March 31, 2010, management, with the participation of the Company’s principal executive officer and principal financial and accounting officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on such evaluation of these disclosure controls and procedures, the Company’s principal executive officer and principal financial and accounting officer have concluded that the Company’s disclosure controls and procedures were effective during the period covered by this Quarterly Report on Form 10-Q.

The Company has also established and maintains internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of condensed consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In the ordinary course of business, the Company routinely enhances its internal controls and procedures for financial reporting by either upgrading its current systems or implementing new systems. During the fiscal quarter ended March 31, 2010, there was no change in the Company’s internal controls over financial reporting (as defined in Rule 13a-5(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer.

The table below provides information with respect to the treasury shares the Company purchased under the Company’s share repurchase plan during the three months ended March 31, 2010.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Outstanding Plans or Programs
January 1, 2010 – January 31, 2010	55,191	$8.96	55,191	354,109
February 1, 2010 – February 28, 2010	31,810	$10.13	31,810	322,299
March 1, 2010 – March 31, 2010	4,700	$10.04	4,700	317,599
Total	91,701		91,701

Employee Tax Withholding

To satisfy statutory employee tax withholding requirements related to the vesting of common shares, the Company purchases from employees shares relinquished by employees to satisfy employee tax withholding obligations. The Company may subsequently resell these acquired shares in the open market or include them as part of the shares repurchased under the stock repurchase program. At March 31, 2010, there were no shares held by the Company for resale in the open market related to employee tax withholdings.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Certificate of Incorporation of the Registrant, as amended.(A)
3.2	Amended and Restated By-Laws of Epoch Holding Corporation (as adopted April 2, 2008).(B)
4.1	Amended and Restated 2004 Omnibus Long-Term Incentive Compensation Plan.(F)
4.4	Stockholders Agreement dated as of June 2, 2004 among J Net Enterprises, Inc. and certain of its stockholders.(C)
4.5	Registration Rights Agreement dated as of June 2, 2004 among J Net Enterprises, Inc. and certain of its stockholders.(C)
10.1	Employment Agreement by and between Epoch Holding Corporation and William W. Priest, dated as of November 28, 2007 and effective as of January 1, 2008.(D)
10.2	1992 Incentive and Non-qualified Stock Option Plan.(E)
10.40	Form of Indemnification Agreement between the Registrant and each director and officer of the Registrant.(I)
10.45	Office lease between Vornado 640 Fifth Avenue LLC (Landlord) and Epoch Investment Partners, Inc. (Tenant).(G)
10.46	Form of Restricted Stock Agreement.(H)
10.47	Office lease between 680 Fifth Avenue Associates, L.P. (Landlord) and J Net Enterprises, Inc. (Tenant).(H)
10.48	Office sublease between J Net Enterprises, Inc. (Tenant) and The Game Show Network (Subtenant).(H)
10.49	Office sublease between Centerview Partners Holdings LLC (Sublessor) and Epoch Investment Partners, Inc. (Sublessee).(I)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.(J)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.(J)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(J)

(A)	Incorporated by reference to Registrant’s Form 8-K dated December 7, 2004.
(B)	Incorporated by reference to Registrant’s Form 8-K dated April 2, 2008.
(C)	Incorporated by reference to Registrant’s Form 8-K dated June 3, 2004.
(D)	Incorporated by reference to Registrant’s Form 8-K dated December 3, 2007.
(E)	Incorporated by reference to Registrant’s 1992 Proxy Statement.
(F)	Incorporated by reference to Registrant’s Form S-8 dated December 29, 2008.
(G)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005.
(H)	Incorporated by reference to Registrant’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2006.
(I)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009.
(J)	Filed herewith.

SIGNATURE

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPOCH HOLDING CORPORATION (Registrant)
Date: May 6, 2010	By: /s/ Adam Borak Adam Borak Chief Financial Officer (Principal Financial and Accounting Officer)