Form 10-K
period 2010-06-30
EPOCH HOLDING CORP
filed 2010-09-09
CIK 351903

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2010
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

(212) 303-7200
(Registrant's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 per share par value	NASDAQ Global Select Market

          Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in rule 12b-2 of the Exchange Act. (Check one).

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

          As of December 31, 2009, the last trading day of the registrant's most recently completed second fiscal quarter, the aggregate market value of common stock held by nonaffiliates of the registrant was approximately $138.5 million, computed by reference to the closing price of $10.45 on the NASDAQ Global Select Market on that day.

          As of September 2, 2010, there were 22,768,522 shares of the registrant's common stock, $.01 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the following documents are incorporated herein by reference into the Form 10-K as indicated:

Document	Part of Form 10-K into Which Incorporated
Company's Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders	Part III

EPOCH HOLDING CORPORATION AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2010

PART I

Item 1.    Business.

Forward-Looking Statements

        Certain information included, or incorporated by reference in this Annual Report on Form 10-K and other materials filed or to be filed by Epoch Holding Corporation ("Epoch" or the "Company") with the United States Securities and Exchange Commission (the "SEC") contain statements that may be considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as "may," "might," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about the Company, may include projections of the Company's future financial performance based on the Company's anticipated growth strategies and trends in the Company's business. These statements are only predictions based on the Company's current expectations and projections about future events. There are important factors that could cause the Company's actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the risks and uncertainties outlined in Item 1A. "Risk Factors."

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

        Forward-looking statements include, but are not limited to, statements about the Company's:

  •
  business environment,

  •
  expectations with respect to the economy, securities markets, the market for mergers and acquisitions activity, the market for asset management activity and other industry trends,

  •
  competitive position,

  •
  possible or assumed future results of operations and operating cash flows,

  •
  business strategies and investment policies,

  •
  potential operating performance, achievements, productivity improvements, efficiency and cost reduction efforts,

  •
  growth strategy,

  •
  expected tax rates,

  •
  strategic relationships,

  •
  product development, and

  •
  the effect of future legislation and regulation on the Company.

        The Company uses a fiscal year, which ends on June 30. References to "FY 2010," "FY 2009," and "FY 2008" in this document refer to the fiscal years ended June 30, 2010, June 30, 2009, and June 30, 2008, respectively. This Annual Report on Form 10-K may also include "forward-looking statements" which refer to fiscal years subsequent to the historical financial positions and results of operations contained herein. References to future fiscal years also apply to the June 30 year-end. When we use the terms the "Company," "management," "we," "us," and "our," we mean Epoch Holding Corporation, a Delaware Corporation, and its consolidated subsidiaries.

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

        EIP is a global asset management firm. The firm's professional investment staff averages over 20 years of industry experience per person.

History

        EIP was established and co-founded by Mr. William W. Priest and three experienced investment industry professionals. Mr. Priest has over 40 years of experience in the investment advisory business. He served as co-managing partner of Steinberg, Priest & Sloane Capital Management, LLC ("SPSCM") for three years and, prior to that, as Chairman and CEO of Credit Suisse Asset Management ("CSAM") Americas, and as CEO of its predecessor firm BEA Associates, which he co-founded in 1972. EIP's other co-founders include Timothy Taussig, former Managing Director, Member of the Global Executive Committee for CSAM and Co-Head of Global Marketing for CSAM worldwide; J. Philip Clark, former Managing Director of Sanford C. Bernstein & Co.'s private client and institutional asset management business; and David Pearl, former Managing Director and Senior Portfolio Manager at SPSCM.

        EIP began operations in April 2004 with approximately $0.6 billion in AUM and has grown into a medium-sized asset management firm with $11.3 billion in AUM at June 30, 2010. The chart below depicts the Company's annual AUM growth as well as AUM for the last four fiscal quarters:

        The Company's growth reflects long-term investment performance and quality client service, administered across a broad array of financial products, distribution channels, and market exposures. The Company measures relative investment performance by comparing its investment returns to competing products, industry benchmarks and client investment objectives.

Recent Developments and FY 2010 Highlights*

*
See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for further financial highlights.

        The following highlights mark corporate accomplishments and events which transpired during the year ended June 30, 2010:

  (1)
  AUM at June 30, 2010 was $11.3 billion, a 44% increase from a year ago.

  (2)
  Net AUM inflows were $2.6 billion. The Company has experienced net AUM inflows every quarter since inception.

  (3)
  The Company received the following product performance awards:

  •
  The Epoch Global Equity Shareholder Yield Fund ("EPSYX") received the 2009 Lipper Fund Award for the Best Fund over 3 years in the Global Multi-Cap Value Fund category.

  •
  The CI American Value Fund, of which Epoch is the sole sub-advisor, received its fifth consecutive annual Canadian Investment Award TM, presented by Morningstar, Inc., for "best in class" in the U.S. Equity category.

  (4)
  In October 2009, the Company began occupying an additional 10,000 square feet of office space obtained under a new sublease agreement. The additional space provides for firm expansion needs.

  (5)
  The Company paid a special cash dividend of $0.30 per share in December 2009, in addition to the regular quarterly dividends. In January 2010, the Board approved an increase in the quarterly dividend rate from $0.03 to $0.05 per share.

  (6)
  The Board of Directors authorized the repurchase of up to an additional 300,000 shares of its outstanding common stock during the second fiscal quarter. The Company repurchased approximately 210,000 shares during fiscal year ended June 30, 2010. As of June 30, 2010, the Company has repurchased a cumulative total of 482,401 shares and has 317,599 shares remaining for repurchase under the existing repurchase plan.

  (7)
  In December 2009, the Company moved its stock exchange listing to the NASDAQ Global Select Market from the NASDAQ Capital Market.

  (8)
  The Company's balance sheet remains strong. At June 30, 2010, liquid assets—comprising cash, cash equivalents and accounts receivable—were $47.6 million, representing 76% of total assets. The Company continues to operate debt-free.

Investment Philosophy

        The Company's investment philosophy is focused on achieving superior risk-adjusted returns by investing in companies that generate free cash flow, have understandable business models, posess transparent financial statements, and are undervalued relative to the investment team's value determinations. Security selection and portfolio construction processes are designed to reduce the likelihood of significant capital losses in declining markets while participating in returns from rising markets.

Investment Process

        Our investment process incorporates the following concepts:

  •
  Analyze the Business.  Determine the sustainability of the business, earnings drivers, barriers to entry, and competitive advantages.

  •
  Understand the Cash Flow Structure.  Focus on companies that generate cash earnings and assess the quality and character of those earnings to determine the net cash flow from the business.

  •
  Relate Cash Flow to Enterprise Value.  Examine relevant claims against net cash flow and determine the necessity of these claims to maintain and grow the business. Evaluate how management will use free cash flow. Value the cash flow stream and compare it to enterprise value to determine the attractiveness of the investment.

  •
  Evaluate Management Quality.  Identify management with an intention and demonstrated ability to create shareholder value.

  •
  Seek Unrecognized Assets.  Uncover, where possible, hidden, undervalued or underutilized assets, especially in under-researched small and mid-cap companies.

        While the security selection and research methodology is the same for all of the Company's equity strategies, the portfolio construction process is adaptable to the specific parameters of each client's individual mandate.

Products

        EIP earns revenues from managing client accounts under investment advisory and sub-advisory agreements. Such agreements provide for fees to EIP as a percentage of AUM. Separate account fees are billed on a quarterly basis, in arrears, generally based on the account's asset value at the end of a quarter. Fees for services performed for mutual funds under advisory and sub-advisory contracts are calculated based upon the daily net asset values of the respective fund, and are generally received in arrears. Advance payments, if received, are deferred and recognized during the periods for which services are provided.

        The Company also has certain contracts which allow the Company to earn performance fees in the event that investment returns meet or exceed targeted amounts during a measurement period.

        As of June 30, 2010, EIP offered the following investment products to its clients:

  (1)
  U.S. All Cap Value—Comprised of a broad range of U.S. companies with market capitalizations that resemble stocks in the Russell 3000*, a U.S. Equity index which measures the performance of the 3,000 largest U.S. companies based upon total market capitalization.

  (2)
  U.S. Value—Reflects a selection of equities in U.S. companies with market capitalizations generally considered comparable to the Russell 1000*, a U.S. Equity index which measures the performance of the 1,000 largest companies in the Russell 3000 Index*.

  (3)
  U.S. Smid (small/mid) Cap Value—Comprises U.S. companies with market capitalizations generally considered to be comparable to the Russell 2500*, a U.S. Equity index which measures the performance of the 2,500 smallest companies in the Russell 3000 Index*.

  (4)
  U.S. Small Cap Value—Consists of U.S. companies with market capitalizations generally considered to be comparable to the Russell 2000*, a U.S. Equity index which measures the performance of the 2,000 smallest companies in the Russell 3000 Index*.

  (5)
  U.S. Choice—Uses the same security selection process as our other services but the holdings are limited to 20 - 30 U.S. equity positions and is fully invested. The benchmark for this product is the Russell 3000 Index*.

  (6)
  International Small Cap—Draws almost all of its holdings from companies outside the U.S., with "small cap" defined as companies with market capitalization in the bottom 25% of the publicly traded companies in each country where the strategy is applied. MSCI World ex USA Small Cap Index** is the benchmark for this product.

  (7)
  Global Small Cap—Seeks to capitalize upon the continuing globalization of the world economy by investing in small cap companies in the U.S. and throughout the world. The benchmark for this product is the MSCI World Small Cap Index**.

*
Russell Indices are trademarks of Russell Investments, which are not affiliated with Epoch.

**
MSCI World Indices are trademarks of MSCI Inc., which are not affiliated with Epoch.

(8)
Global Choice—Uses the same security selection process as our other services but the holdings are limited to 20 - 35 global equity positions and is fully invested. The MSCI World Index** is the benchmark for this product.

(9)
Global Absolute Return—While this product uses the same security selection process as other products offered by EIP, its holdings are generally limited to fewer than 30 positions. Individual positions can be as high as 15% and cash is used to control loss exposure. The benchmark for this product is the MSCI World Index**.

(10)
Global Equity Shareholder Yield—Seeks to invest in a diversified portfolio of global equity securities with a history of attractive dividend yields and positive growth in free cash flow. The primary objective of this product is to seek a high level of income, with capital appreciation as a secondary investment objective. The MSCI World Index** is the benchmark for this product.

(11)
Balanced Portfolios—This product is available primarily to our high net worth investors. The mix of debt and equity securities is tailored to reflect (i) the client's tolerance for risk and (ii) the client's marginal tax rate or other preferences. As a result, the mix can vary among individual clients. The equity components of these portfolios typically reflect EIP's U.S. All Cap equity structure and generally contain 40 - 60 positions, almost all of which are held in other EIP products. The debt component of the portfolio is largely comprised of high quality bonds.

        The following chart displays the Company's products as a percentage of AUM as of June 30, 2010:

        The table below depicts Epoch's investment products' annual AUM for the past five years, as well as its respective compound annual growth rate for the one, three, and five years ended June 30, 2010:

	As of June 30							Compound Annual Growth Rate(4)
Product	2010	2009	2008		2007		2006	1 Year	3 Years	5 years
U.S. Value	$3,403	$2,340	$1,499		$1,155		$805	45.4%	43.4%	N/A
U.S. All Cap Value/Balanced	2,646	2,016	1,601		1,395		787	31.3%	23.8%	38.5%
Global Equity Shareholder Yield	1,959	1,515	1,538		1,323		219	29.3%	14.0%	N/A
Global Absolute Return/Choice(1)	1,462	375	402		259		111	289.9%	78.1%	N/A
U.S. Smid Cap Value	902	749	409		13		—	20.4%	310.9%	N/A
U.S. Small Cap Value	362	325	423	(3)	995		661	11.4%	(28.6)%	(8.0)%
International Small Cap/International	403	396	548		688		373	1.8%	(16.3)%	8.3%
Global Small Cap	207	175	214		173	(2)	297	18.3%	6.2%	26.9%

Total AUM	$11,344	$7,891	$6,634		$6,001		$3,253	43.8%	23.7%	51.9%

(1)
Includes U.S. Choice and Global Choice.

(2)
In the year ended June 30, 2007, approximately $150 million of AUM transferred from the Global Small Cap product to the U.S. Small Cap Value product.

(3)
In the year ended June 30, 2008, approximately $360 million of AUM transferred from the U.S. Small Cap Value product to the U.S. Smid Cap Value product.

(4)
The compound annual growth rate is calculated by taking the nth root of the total percentage growth rate, where n equals the number of years in the period being considered.

Product Development

        We have developed several products since our inception. Continued product development has stemmed from our investment team's skill and market knowledge, as well as our responsiveness to client and market demands. We will only launch a new product if we believe that it can add value to a client's investment portfolio, or may be attractive to our clients in the future. In certain instances we may incubate a product using our own capital, in order to test and refine the investment strategy and process before introducing the product to the marketplace.

Performance Highlights

        The following table shows each product's composite returns, net of management fees, for the six months, one, three and five years ended June 30, 2010 and from the product's inception date, compared to their applicable benchmarks:

		Returns*(2)
Product	Inception Date(1)	6 months	1 Year	3 Years	5 Years	Since Inception
U.S. All Cap Value	31-Jul-94	(7.2)%	12.0%	(8.4)%	0.0%	9.5%
Russell 3000		(6.1)%	15.7%	(9.5)%	(0.5)%	7.3%
Russell 3000 Value		(4.8)%	17.6%	(12.1)%	(1.6)%	7.9%
U.S. Value	31-Jul-01	(7.8)%	9.8%	(7.5)%	1.1%	3.3%
Russell 1000		(6.4)%	15.2%	(9.5)%	(0.6)%	0.6%
Russell 1000 Value		(5.1)%	16.9%	(12.3)%	(1.6)%	1.6%
U.S. Smid Cap Value	31-Aug-06	(4.2)%	17.8%	(8.1)%	N/A	(1.9)%
Russell 2500		(1.7)%	24.0%	(8.0)%	N/A	(1.8)%
Russell 2500 Value		(1.6)%	26.5%	(9.3)%	N/A	(3.5)%
U.S. Small Cap Value	31-Dec-02	(4.0)%	15.1%	(8.8)%	(0.4)%	6.2%
Russell 2000		(2.0)%	21.5%	(8.6)%	0.4%	7.8%
Russell 2000 Value		(1.6)%	25.1%	(9.8)%	(0.5)%	7.8%
U.S. Choice	30-Apr-05	(6.2)%	17.5%	(8.5)%	0.6%	1.7%
Russell 3000		(6.1)%	15.7%	(9.5)%	(0.5)%	0.4%
International Small Cap	31-Jan-05	(7.2)%	17.1%	(11.1)%	5.5%	5.8%
MSCI World ex USA Small Cap (Net)		(6.3)%	15.7%	(12.4)%	1.7%	2.0%
Global Small Cap	31-Dec-02	(5.6)%	14.5%	(8.0)%	3.4%	9.6%
MSCI World Small Cap (Net)		(3.7)%	21.0%	(9.7)%	1.7%	10.8%
Global Choice	30-Sep-05	(10.1)%	12.2%	(7.0)%	N/A	4.7%
MSCI World (Net)		(9.8)%	10.2%	(11.5)%	N/A	(1.3)%
Global Absolute Return	31-Dec-01	(10.2)%	9.9%	(6.7)%	2.5%	8.1%
MSCI World (Net)		(9.8)%	10.2%	(11.5)%	0.1%	2.4%
Global Equity Shareholder Yield	31-Dec-05	(7.2)%	12.1%	(7.6)%	N/A	1.6%
MSCI World (Net)		(9.8)%	10.2%	(11.5)%	N/A	(2.1)%

*
Index and product returns assume dividend reinvestment. Product returns are net of management fees.

(1)
Epoch Investment Partners became a registered investment adviser under the Investment Advisers Act of 1940 in June 2004. Performance from April 2001 through May 2004 is for Epoch's investment team and accounts while at Steinberg Priest & Sloane Capital Management, LLC. For

  the period July 1994 through March 2001, Chief Investment Officer William W. Priest managed the accounts while at Credit Suisse Asset Management and was the only individual responsible for selecting the securities to buy and sell.

(2)
Past performance is not indicative of future results.

Distribution Channels

        EIP provides investment advisory and investment management services to clients including corporations, mutual funds, endowments, foundations and high net worth individuals. Our assets under management are distributed through multiple channels, including intermediaries such as investment consultants and sub-advisory relationships.

        Our institutional sales efforts include further developing relationships with institutional consultants, and also establishing direct relationships with institutional clients.

        We manage sub-advisory mandates that provide access to market segments that we would not otherwise serve. For example, we currently serve as sub-advisor to mutual funds offered by major financial institutions in retail channels. Such mandates are attractive to us as we have chosen not to build the large team of sales professionals typically required to service those channels. We approach the servicing of those sub-advisory relationships in a manner similar to our approach with other large institutional account clients.

        We service the high net worth channel both directly and through third party intermediaries, such as wealth advisers who utilize our investment strategies in investment programs they construct for their clients. During the current fiscal year, the Company raised the minimum separate account size substantially for this channel.

        The following table provides information regarding the composition of our AUM and respective compound annual growth rate by distribution channel for the past five years, as well as its respective compound annual growth rate for the one, three, and five years ended June 30, 2010:

	As of June 30							Compound Annual Growth Rate
Distribution Channel	2010		2009	2008		2007	2006	1 year	3 years	5 years
Sub-advisory	$6,183	(1)	$4,332	$3,080		$2,876	$1,715	42.7%	29.1%	46.3%
Institutional	4,915	(1)	3,309	3,263	(2)	2,765	1,245	48.5%	21.1%	84.0%
High Net Worth	246		250	291	(2)	360	293	(1.6)%	(11.9)%	(0.1)%

Total AUM	$11,344		$7,891	$6,634		$6,001	$3,253	43.8%	23.7%	51.9%

(1)
During the three months ended December 31, 2009, approximately $820 million of AUM previously classified as Institutional was reclassified to Sub-advisory in conjunction with the adoption of the Epoch Funds by New York Life Investment Management.

(2)
During the fiscal year ended June 30, 2008, approximately $28 million of AUM in separate accounts within the high net worth distribution channel transferred to the Epoch Global Absolute Return Fund, LLC, and approximately $8 million transferred to the Epoch U.S. All Cap Equity Fund, both of which are included within the Institutional distribution channel above.

Strategic Relationship

        On July 9, 2009, EIP entered into a strategic relationship with New York Life Investments, whereby the MainStay Group of Funds adopted the Company's family of mutual funds (the "Epoch Funds"). The transaction was approved by the Board of Directors of the Epoch Funds and subsequently approved by the shareholders of the Epoch Funds at a special meeting on October 30, 2009. The adoption of the Epoch Funds by New York Life Investments' MainStay Group of Funds was completed in November 2009. EIP continues to be responsible for the day-to-day investment management of the funds through a sub-advisory relationship, while MainStay Investments ("MainStay"), the retail distribution arm of New York Life Investments, is responsible for the distribution and administration of the funds. Each former Epoch Fund is now co-branded as a "MainStay Epoch" Fund.

        In addition to an existing sub-advisory relationship between EIP and New York Life Investments for certain funds, and the adoption of the Epoch Funds indicated above, EIP and New York Life Investments have entered into an arrangement wherein, among other things, EIP and an affiliate of New York Life Investments have established a distribution and administration relationship with respect to certain separately managed account and unified managed account products, and for a period of three years New York Life Investments agrees to pay certain additional base fees and meet minimum distribution targets. For the fiscal year ended June 30, 2010, New York Life Investment Management, through the MainStay Epoch Funds and other funds sub-advised by EIP, accounted for approximately 16% of consolidated operating revenues. The Company's services and relationship with New York Life Investment Management is considered important to the Company's ongoing growth strategy.

Competitive Strengths

        We are a global asset management firm with accomplished and experienced professionals that combines in-house research and insight in pursuing superior risk-adjusted performance returns for our clients. Our team of senior managers, including our investment professionals, marketing and sales directors, and client service personnel, averages over 20 years of industry experience per person. All of our employees are shareholders; accordingly our employees' interests are aligned with those of our clients and shareholders.

        Our overall investment philosophy is focused on achieving superior risk-adjusted returns by investing in companies that generate free cash flow and are undervalued relative to our investment team's value determinations. We have a track record of achieving superior risk-adjusted investment returns over the longer term across our key investment strategies. As of the fiscal year ended June 30, 2010, most of our products have outperformed their respective benchmarks for the past three and five year periods, as well as since product inception.

        We foster an open, collaborative culture that encourages the sharing of ideas and insights. We believe that sharing ideas and analyses across investment teams allows us to leverage our knowledge of markets and industries across the globe. Additionally, this collaboration enables us to readily implement ideas across our range of investment products.

        We are a global firm in both product set and in distribution. We offer a set of investment strategies that allow our clients to access investment opportunities worldwide. Our assets under management are distributed through multiple channels, including intermediaries such as investment consultants and sub-advisory relationships. Our distribution model allows us to achieve significant leverage from our focused sales force and client service infrastructure.

        We are committed to growing and reinvesting in our business. A strong capital base is essential to developing our business. Our balance sheet continues to reflect significant liquidity sufficient to weather adverse market conditions and to enable us to take advantage of growth opportunities.

Competition

        The investment advisory and investment management business is highly competitive. The Company continuously encounters competitors in the marketplace who offer similar products and services. We compete with a large number of global and U.S. investment advisors, commercial banks, broker/dealers, insurance companies and other financial institutions. According to Pensions & Investments, a publication covering the money management industry, the Company ranked as the 202nd largest asset management firm worldwide as of December 31, 2009, up from a ranking of 353rd at December 31, 2008.

        The Company competes primarily on the basis of investment philosophy, performance, product features, range of products, and client service. We believe that our investment style, investment products, and distribution channels enable us to compete effectively in our industry. We also believe that being an independent asset management firm is a competitive advantage, enabling our business model to avoid conflicts that are inherent within institutions that both distribute and manage investment products. While the Company believes it will continue to be successful in growing its AUM, it may be necessary to expend additional resources to compete effectively.

Growth Strategy

        As the Company enters its seventh full year of operations, it remains focused on generating superior risk-adjusted performance returns, providing the highest level of client service, and continuing to generate operating margins consistent with leading firms within our industry. Its growth strategy includes the development of distribution channels through which to offer its broad array of products. These efforts include further developing relationships with investment advisory consultants, establishing direct relationships with institutional clients, initiating managed accounts with third party institutions, and maintaining strong advisory and sub-advisory relationships.

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

        The Company's ability to attract and retain key employees is paramount to the continued success of the business. The Company believes it offers competitive compensation to its employees, including share-based compensation, which the Company believes promotes a common objective with shareholders.

Key Performance Indicators

        The charts that follow depict the Company's 5-year performance in certain key financial measures:

  1.
  AUM

  2.
  Operating revenues

  3.
  Operating margin*

  4.
  Operating income

*
defined as operating income divided by operating revenue.

Regulation

        The Company's business, as well as the financial services industry, is subject to extensive regulation throughout the world. As a matter of public policy, regulatory bodies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets.

        In the U.S., the Securities and Exchange Commission (the "SEC") is the federal agency responsible for the administration of the federal securities laws. The Financial Industry Regulatory Authority ("FINRA") and the National Futures Association are voluntary, self-regulatory bodies composed of members that have agreed to abide by the respective bodies' rules and regulations. To the extent that an investment adviser is a "fiduciary" under the Employment Retirement Act of 1974 ("ERISA") with respect to benefit plan clients, it is subject to ERISA, and to regulations promulgated thereunder. ERISA and applicable provisions of the Internal Revenue Code impose certain duties on persons who are fiduciaries under ERISA and prohibit certain transactions involving ERISA plan clients.

        In addition to the extensive regulation of our asset management business in the U.S. we are also subject to regulation internationally in a number of jurisdictions.

        Each of these regulatory organizations may examine the activities of, and may expel, fine and otherwise discipline, member firms and their employees. The laws, rules and regulations comprising this framework of regulation and the interpretation and enforcement of existing laws, rules and regulations are constantly changing. The effect of any such change cannot be predicted and may impact the manner of operation and profitability of the Company.

        EIP, the Company's sole operating subsidiary, is registered as an investment adviser with the SEC. As a registered investment adviser, EIP is subject to the requirements of the Investment Advisers Act and the SEC's regulations thereunder. Requirements relate to, among other things, principal transactions between an adviser and advisory clients, and include disclosure obligations, record keeping and reporting obligations, and general anti-fraud prohibitions. The Company is also subject to the filing and reporting obligations of the Securities Act of 1933, as amended (the "Securities Act") and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Regulators are empowered to conduct administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of an investment adviser or its directors, officers or employees.

        The preceding descriptions of the regulatory and statutory provisions applicable to the Company and EIP are not complete and are qualified in their entirety by reference to their respective statutory or regulatory provisions. Any change in applicable laws or regulations may have a material effect on the Company's business, prospects and operations.

Geographic Information

        We have clients in several countries outside the United States, including Canada, United Kingdom, Japan, and Australia. The Company has expanded its international distribution network through both direct sales to clients and sales through intermediaries, such as investment consultants, private banks, asset managers, and third party distributors. One of our key priorities is to continue to expand our global distribution network and partnerships.

        The following table displays the Company's operating revenues by geographic region for the fiscal years ended June 30, 2010, 2009, and 2008, respectively. These amounts are aggregated based upon the domicile of the customer's corporate headquarters.

Revenues ($ in thousands)	June 30 2010	% of Total	June 30 2009	% of Total	June 30 2008	% of Total
United States	$37,771	71%	$24,349	78%	$27,203	80%
Canada	7,020	13%	5,115	17%	6,030	18%
Europe	4,709	9%	1,304	4%	571	2%
Asia/Australia	3,860	7%	417	1%	2	NM

Total revenues	$53,360	100%	$31,185	100%	$33,806	100%

NM—not meaningful

Employees

        As of June 30, 2010, the Company employed 52 full-time employees, including 20 investment management, research and trading professionals, 11 marketing and client service professionals and 21 operations and business management professionals. None of our employees are subject to any collective bargaining agreements.

Available Information

        Reports the Company files electronically with the SEC via the SEC's Electronic Data Gathering, Analysis and Retrieval system ("EDGAR") may be accessed through the internet. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at www.sec.gov.

        The Company maintains a website which contains current information on operations and other matters. The website address is www.eipny.com. Through the Investor Relations section of our website, and the "Financial Information" tab therein, we make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statement, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

        Also available free of charge on our website within the Investors Relations section, and the "Corporate Governance" tab therein, is our Code of Ethics and Business Conduct and charters for the Audit, Nominating/Corporate Governance, and the Compensation Committees of our Board of Directors.

Item 1A.    Risk Factors.

        As an investment management firm, risk is an inherent part of our business. Capital markets, by their nature, are prone to uncertainty and expose participants to a variety of risks. While we devote significant resources across all of our operations to identify, measure, monitor, manage and analyze market and operating risk, our business, financial condition, operating results, or share price could be materially adversely affected by any of the following risks. Additionally, other risks and uncertainties that we do not presently consider to be material or of which we are not presently aware may become important factors that affect us in the future. You should carefully consider the risks described below before making an investment decision.

Risks Related to Our Business

Our results of operations and financial condition could be adversely affected by negative performance of the securities markets.

        Our investment advisory and investment management business would be expected to generate lower revenues in a market or general economic downturn. Under our asset management business arrangements, investment advisory fees we receive typically are based on the market value of AUM. Accordingly, a decline in the prices of securities would be expected to cause our revenue and net income to decline by:

  •
  causing the value of our AUM to decrease, which would result in lower investment advisory fees, and/or

  •
  causing some of our clients to withdraw funds from our asset management business in favor of investments they perceive as offering greater opportunity or lower risk, which also would result in lower investment advisory fees.

Because of market fluctuations, there may not be a consistent pattern in our financial results from period to period. This may make it difficult for us to achieve steady earnings growth on a quarterly basis and may cause the price of our common stock to decline.

        We may experience significant fluctuations in revenue and profits. Because our revenues are based on the value of AUM, a decline in the value of AUM would adversely affect our revenues. Because of market fluctuations, it may be difficult for us to achieve steady earnings growth on a quarterly basis, which could lead to large adverse movements in the price of our common stock or increased volatility in our stock price.

Investment performance affects our AUM related to existing clients and is one of the most important factors in retaining clients and competing for new asset management business. Poor investment performance could impair our revenue and growth because:

  •
  existing clients might withdraw funds from our asset management business in favor of better performing products, which would result in lower investment advisory fees;

  •
  third-party financial intermediaries, advisers or consultants may rate our products poorly, which may result in client withdrawals and reduced asset flows from these third parties or their clients; or

  •
  firms with which we have strategic alliances may terminate such relationships with us, and future strategic alliances may be unavailable.

Our investment style in the asset management business may underperform other investment approaches, which may result in significant client or asset departures or a reduction in AUM.

        Even when securities prices are rising, performance can be affected by investment style. Many of the equity investment strategies in our asset management business share a common investment orientation towards fundamental security selection. Our overall investment philosophy is focused on achieving a superior risk-adjusted return by investing in companies that generate free cash flow. We believe this style tends to outperform the market in some market environments and underperform it in others. In particular, a prolonged "growth" environment (i.e., a prolonged period whereby growth stocks outperform value stocks) may cause our investment strategy to go out of favor with some clients, consultants or third-party intermediaries. In combination with poor performance relative to peers, any changes in personnel, extensive periods in particular market environments, or other difficulties, may result in significant client or asset departures or a reduction in AUM.

The significant growth we have experienced since inception may not be indicative of future growth.

        Our assets under management have increased from approximately $0.8 billion at June 30, 2004 to approximately $11.3 billion at June 30, 2010, and represents a significant rate of growth that may be difficult to sustain. The growth of our business will depend on, among other things, our success in producing attractive returns in our investment strategies, our ability to expand our distribution capabilities, overall performance of the equity markets, our ability to deal with changing market conditions, our ability to maintain adequate financial and business controls, and our ability to comply with new legal and regulatory requirements.

Because our clients can remove the assets we manage on short notice, we may experience unexpected declines in revenue and profitability.

        Our investment advisory and sub-advisory contracts are generally cancellable upon very short notice. Institutional and individual clients, and firms with which we have strategic alliances, can terminate their relationship with use, reduce the aggregate amount of AUM or shift their funds to other types of accounts with different rate structures for a number of reasons—including investment performance, changes in prevailing interest rates and financial market performance. Poor performance relative to other investment management firms may result in decreased inflows into our investment products, increased withdrawals from our investment products, and the loss of institutional or individual accounts or strategic alliances. In addition, the ability to terminate relationships may allow clients to renegotiate for lower fees paid for asset management services.

        In addition, in the U.S., as required by the Investment Advisers Act, each of our investment advisory contracts with the mutual funds we advise or sub-advise automatically terminates upon its "assignment," or transfer of our responsibility for fund management. Each of our other investment advisory contracts subject to the provisions of the Investment Advisers Act, as required by this act, provides that the contract may not be "assigned" without the consent of the customer. A sale of a sufficiently large block of shares of our voting securities or other transactions could be deemed an "assignment" in certain circumstances. An assignment, actual or constructive, will trigger these termination provisions and could adversely affect our ability to continue managing these client accounts.

        To the extent that a technical "assignment" of investment advisory contracts arises, we will take the necessary steps to provide clients an opportunity to consent to the continuation of their advisory agreements. Such new agreements may need approval by the stockholders of the respective funds. In the event that any of these clients do not consent to a renewal of their agreement, we could lose AUM, which would result in a loss of revenue.

Fluctuations in foreign currency exchange rates could lower our net income or negatively impact the portfolios of our clients and may affect the levels of our AUM.

        Although most portfolios are in U.S. dollar base currency, certain client portfolios are invested in securities denominated in foreign currencies. Foreign currency fluctuations can adversely impact investment performance for a client's portfolio. Accordingly, foreign currency fluctuations may affect the levels of our AUM. As our AUM includes assets that are denominated in currencies other than U.S. dollars, an increase in the value of the U.S. dollar relative to those non-U.S. currencies may result in a decrease in the dollar value of our AUM, which, in turn, would result in lower U.S. dollar denominated revenue in our business. Additionally, while this risk could be limited by foreign currency hedging, some risks cannot be hedged and there is no guarantee that our hedging activity would be successful.

Access to clients through intermediaries is important to our asset management business, and reductions in referrals from such intermediaries or poor reviews of our products or our organization by such intermediaries could materially reduce our revenue and impair our ability to attract new clients.

        Our ability to market its services relies, in part, on receiving mandates from the client base of international and regional securities firms, banks, insurance companies, defined contribution plan administrators, investment consultants and other intermediaries. To an increasing extent, our business uses referrals from accountants, lawyers, financial planners and other professional advisers. The inability to have this access could materially adversely affect our business. In addition, these intermediaries review and evaluate our products and our organization. Poor reviews or evaluations of either the particular products or of our Company may result in client withdrawals or an inability to attract new assets through such intermediaries.

Some members of management are critical to our success, and the inability to attract and retain key employees could compromise our future success.

        If key employees were to leave the firm, whether to join a competitor or otherwise, we may experience a decline in revenue or earnings, which may have an adverse effect on our financial position. Loss of key employees may occur due to perceived opportunity for promotion, increased compensation, work environment or other individual reasons, some of which may be beyond our control.

        Except for our CEO, there are no employment agreements with any other key employees. The loss of services of one or more key employees, or failure to attract, retain and motivate qualified personnel could negatively impact the business, financial condition, results of operations and future prospects. As with other asset management businesses, future performance depends to a significant degree upon the continued contributions of certain officers, portfolio managers and other key marketing, client service and management personnel. There is substantial competition for these types of skilled personnel. In order to attract or retain key personnel, we may be required to increase compensation. Compensation levels in the investment management industry are highly competitive and can fluctuate significantly from year to year.

Our reputation is critical to our success.

        As a financial services firm, we depend, to a large extent, on our relationships with our clients and our reputation for integrity and high-caliber professional services. Any damage to our reputation could impede our ability to attract and retain clients and key personnel, and lead to a reduction in the amount of our assets under management.

        Additionally, there have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry, and we run the risk that employee misconduct could occur in our business, as well. For example, misconduct by employees could involve the improper use or disclosure of confidential information, which could result in regulatory sanctions and serious reputational or financial harm. In our business, we have discretion to trade client assets on the client's behalf and must do so acting in the best interest of the client. As a result, we are subject to a number of obligations and standards, and the violation of those obligations or standards may adversely affect the Company's clients and the Company. We have adopted and implemented a number of insider trading, code of ethics, and other related policies and procedures to address such obligations and standards. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in all cases.

We derive more than 10% of its operating revenue from one client.

        Pursuant to a strategic relationship with New York Life Investment Management, EIP is the sub-advisor of several mutual funds within New York Life Investment Management's MainStay group of funds. As such, New York Life Investment Management accounted for approximately 16% of revenues for FY 2010. A loss of this client could negatively impact our operating revenues.

Changes in fee levels or asset mix could reduce revenues and margins.

        Our profit margins and net income are dependent, in significant part, on our ability to maintain current fee levels for the products that we offer. There has been a trend towards lower fees in some segments of the asset management industry and no assurances can be given that we will be able to maintain our current fee structure. Although our investment management fees vary from product to product, we compete primarily on the basis of our performance and not on the level of our investment management fees relative to those of our competitors. In order to maintain our fee structure in a competitive environment, we must be able to continue to provide clients with investment returns and client service that incentivize our clients to pay our fees. Additionally, a shift in the mix in our assets under management from higher revenue-generating assets to lower revenue-generating assets may result in a decrease in revenues even if our aggregate level of assets under management remains unchanged or increases.

Other operational risks may disrupt our business, result in regulatory action against us, or limit our growth.

        Our business is dependent on communications and information systems, including those of our vendors. Any failure or interruption of these systems, whether caused by fire, other natural disaster, power or telecommunications failure, act of terrorism or war or otherwise, could materially adversely affect our operating results. Although we have back-up systems in place, our back-up procedures and capabilities in the event of a failure or interruption may not be adequate.

        We rely heavily on our financial, accounting, trading, compliance and other data processing systems. If any of these systems do not operate properly or are disabled, we could suffer financial loss, a disruption of our business, liability to its clients, regulatory intervention or reputational damage. The inability of our systems to accommodate an increasing volume of transactions could also constrain our ability to expand our businesses. We expect that we will need to continue to upgrade and expand these capabilities in the future to avoid disruption of, or constraints on, our operations.

We may be exposed to data security risks.

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

Various factors may prevent the declaration and payment of common stock dividends.

        We began to pay a quarterly cash dividend, commencing in the quarter ended December 31, 2007. However, the payment of dividends in the future is subject to the discretion of our Board of Directors, and various other factors may prevent us from paying dividends. Our Board of Directors will take into account such matters as general business conditions, our financial results, and legal or regulatory restrictions.

We may pursue acquisitions or joint ventures that could present unforeseen integration obstacles or costs and could dilute the stock ownership of our stockholders.

        We routinely assess our strategic position and may seek acquisitions or other transactions to further enhance our competitive position. As part of our long-term business strategy, we may pursue joint ventures and other transactions aimed at expanding the geography and scope of our operations. We expect to explore partnership opportunities that we believe to be attractive. If we are not correct when we assess the value, strengths and weaknesses, liabilities and potential profitability of acquisition candidates or are not successful in integrating the operations of the acquired business, the success of the combined business could be compromised.

        Acquisitions and joint ventures involve a number of risks and present financial, managerial and operational challenges, including potential disruption of our ongoing business and distraction of management, difficulty with integrating personnel and financial and other systems, hiring additional management and other critical personnel and increasing the scope, geographic diversity and complexity of our operations. Our clients may react unfavorably to our acquisition and joint venture strategy, we may not realize any anticipated benefits from acquisitions, and may be exposed to additional liabilities of any acquired business or joint venture, any of which could materially adversely affect our revenue and results of operations. In addition, future acquisitions or joint ventures may involve the issuance of additional shares of our common stock, which would dilute our existing ownership.

Certain changes in accounting and/or financial reporting standards issued by the Financial Accounting Standards Board ("FASB"), the SEC or other standard-setting bodies could have a material impact on our financial position or results of operations.

        We are subject to the application of U.S. generally accepted accounting principles ("GAAP"), which periodically are revised and/or expanded. As such, we periodically are required to adopt new or revised accounting and/or financial reporting standards issued by recognized accounting standard setters or regulators, including the FASB and the SEC. It is possible that future requirements, including the recently proposed implementation of International Financial Reporting Standards ("IFRS"), could change our current application of GAAP, resulting in a material impact on our financial position or results of operations.

Risks Related to Our Industry

We face strong competition from financial services firms, many of whom have the ability to offer clients a wider range of products and services than we can offer, which could lead to pricing pressures that could materially adversely affect our revenue and profitability.

        The financial services industry is intensely competitive and we expect it to remain so. In addition to performance, we compete on the basis of a number of factors including the quality of our employees, transaction execution, our products and services, innovation, reputation and price. We believe that we may experience pricing pressures in the future as some of our competitors seek to obtain increased market share by reducing fees.

Any event that negatively affects the asset management industry could have a material adverse impact on us.

        Any event affecting the asset management industry that results in a general decrease in AUM or a significant general decline in the number of advisory clients or accounts could negatively impact revenues. Future growth and success depends, in part, upon favorable market conditions and the growth of the asset management industry.

Extensive regulation of our business limits our activities and results in ongoing exposure to the potential for significant penalties, including fines or limitations on our ability to conduct its business.

        The financial services industry is subject to extensive regulation. We are subject to regulation by governmental and self-regulatory organizations in the jurisdictions in which we operate around the world. Many of these regulators, including U.S. and non-U.S. government agencies and self-regulatory organizations, as well as state securities commissions in the U.S., are empowered to conduct administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of an investment adviser. The requirements imposed by our regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with us and are not designed to protect our stockholders. Consequently, these regulations often serve to limit our activities, including customer protection and market conduct requirements.

        We face the risk of significant intervention by regulatory authorities, including extended investigation and surveillance activity, adoption of costly or restrictive new regulations and judicial or administrative proceedings that may result in substantial penalties. In addition, the regulatory environment in which we operate is subject to modifications and further regulation. New laws, regulations, or changes in the enforcement of existing laws or regulations applicable to our Company and our clients may also adversely affect our business, and our ability to function in this environment will depend on our ability to constantly monitor and react to these changes. In addition, the regulatory environment in which our clients operate may impact our business. For example, changes in antitrust laws or the enforcement of antitrust laws could affect the level of mergers and acquisitions activity and changes in state laws may limit investment activities of state pension plans.

        Instances of criminal activity and fraud by participants in the asset management industry, disclosures of trading and other abuses by participants in the financial services industry, and the recent massive governmental intervention and investment in the financial markets and financial firms have lead the U.S. government and regulators to increase the rules and regulations governing, and oversight of, the U.S. financial system. The cumulative effect of these actions may result in increased expenses, or lower management fees, and therefore, adversely affect the revenues or profitability of our business.

        In addition, financial services firms are subject to numerous conflicts of interests or perceived conflicts, have adopted various policies, controls and procedures to address or limit actual or perceived conflicts and regularly seeks to review and update our policies, controls and procedures. These policies and procedures may result in increased costs, additional operational personnel, and increased regulatory risk. Failure to adhere to our policies and procedures could result in regulatory sanctions or client litigation.

        Specific regulatory changes may also have a direct impact on the revenue of our asset management business. In addition to regulatory scrutiny and potential fines and sanctions, regulators continue to examine different aspects of the asset management industry. These regulatory changes and other proposed or potential changes may result in a reduction of revenue associated with asset management.

The financial services industry faces substantial litigation and regulatory risks.

        In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against financial advisers has been increasing. In our business, we make investment decisions on behalf of our clients which could result in substantial losses. This may subject us to the risk of legal liabilities or actions alleging negligent misconduct, breach of fiduciary duty or breach of contract. These risks often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. Our engagements typically include broad indemnities from our clients and provisions designed to limit our exposure to legal claims relating to our services, but these provisions may not protect us or may not be adhered to in all cases. We may also be subject to claims arising from disputes with employees for alleged discrimination or harassment, among other things. These risks often may be difficult to assess or quantify, and their existence and magnitude often remain unknown for substantial periods of time. As a result, we may incur significant legal expenses in defending against litigation. Substantial legal liability or significant regulatory action against us could materially adversely affect our business, financial condition or results of operations or cause significant reputational harm to us, which could seriously harm our business.

        Due to the extensive laws and regulations to which we are subject, management is required to devote substantial time and effort to legal and regulatory compliance issues. In addition, the regulatory environment in which we operate is subject to change. We may be adversely affected as a result of new or revised legislation or regulations or by changes in the interpretation or enforcement of existing laws and regulations.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        The Company's headquarters and operations are located at 640 Fifth Avenue, New York, New York. Business is conducted at a location with approximately 20,000 square feet under long-term leases that expire in September 2015.

        The Company is also the primary party to another lease in New York City with approximately 8,500 square feet, which expires in November 2010. This property is subleased to an unrelated third party, under a sublease which expired in August 2010.

        Management believes the office space utilized by the Company is adequate for its existing operating needs.

Item 3.    Legal Proceedings.

        From time to time, the Company or its subsidiaries may become parties to claims, legal actions and complaints arising in the ordinary course of business. Management is not aware of any claims which would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Item 4.    Reserved.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        The Company's common stock trades on the NASDAQ Global Select Market under the trading symbol "EPHC."

Stock Performance Graph

        The graph and table that follow compare the performance of an investment in our Common Stock from June 30, 2005 through June 30, 2010 with the Russell 2000 Index, the Dow Jones U.S. Asset Managers Total Stock Market Index*, a composite of publicly traded asset management companies, and an index comprised of public companies with the Standard Industrial Classification ("SIC") Code 6282, Investment Advice. The graph assumes a $100 investment in our Common Stock on June 30, 2005, and an equal investment in each of the selected indices, including reinvestment of dividends, if any. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

*
Formerly known as the Dow Jones Asset Manager's Wilshire Index.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN(1)
Among Epoch Holding Corporation, the Russell 2000 Index,
the Dow Jones U.S. Asset Managers TSM Index and SIC Code 6282

(1)
$100 invested on 6/30/05 in stock or index, including reinvestment of dividends.

	06/30/05	06/30/06	06/30/07	06/30/08	06/30/09	06/30/10
Epoch Holding Corporation	$100.00	$118.14	$311.40	$213.17	$208.80	$310.31
Russell 2000 Index	100.00	114.58	133.41	111.80	83.84	101.85
Dow Jones U.S. Asset Managers TSM Index	100.00	120.12	162.75	141.85	106.93	97.69
SIC Code 6282	100.00	118.93	173.22	144.00	107.85	113.28

        The foregoing graph shall not be deemed to be "soliciting material" or "filed" or incorporated by reference in any previous or future documents filed by the Company with the SEC under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates the information by reference in any such document.

        The following table sets forth for the periods indicated the high, low, and quarter-end closing reported sale prices, as well as dividends declared per share for our Common Stock:

	Common Stock Prices
	High ($)	Low ($)	Closing Price ($)	Dividends Declared ($)
FY 2010—Quarter Ended
June 30	13.28	10.71	12.27	0.05
March 31	11.50	8.96	11.29	0.05
December 31	10.86	8.87	10.45	0.33	(1)
September 30	9.85	7.82	8.75	0.03

Year ended June 30, 2010	13.28	7.82	12.27	0.46

FY 2009—Quarter Ended
June 30	8.64	6.10	8.64	0.03
March 31	7.50	4.08	6.87	0.03
December 31	10.46	6.42	7.59	0.15	(2)
September 30	11.95	8.52	10.55	0.03

Year ended June 30, 2009	11.95	4.08	8.64	0.24

(1)
includes special dividend of $0.30 per share

(2)
includes special dividend of $0.12 per share

        The closing price for our common stock as reported on the NASDAQ Global Select Market on September 2, 2010 was $10.33.

        As of September 2, 2010 there were approximately 1,046 holders of record of the Company's common stock. Since many of the shares are held in street nominee name, management believes the number of beneficial owners of our common stock is substantially higher.

Dividend Policy:

Regular Dividends on Common Stock

        Regular quarterly dividends of $0.03 per share were paid in the first and second quarters of fiscal year 2010. Effective with the third quarter of fiscal year 2010, the Company increased its quarterly dividend rate from $0.03 to $0.05 per share. Approximately $3.6 million of regular dividends were declared and paid during the fiscal year ended June 30, 2010.

        Effective with the first quarter of fiscal year 2009, the Company increased its quarterly dividend rate from $0.025 to $0.03 per share. A total of $2.7 million of regular dividends were declared and paid during the fiscal year ended June 30, 2009.

        The Company expects regular quarterly cash dividends going forward to be paid in February, May, August and November of each fiscal year. However, the actual declaration of future cash dividends, and the establishment of record and payment dates, is subject to determination by the Board of Directors each quarter after its review of the Company's financial performance, as well as general business conditions, capital requirements, and any legal or regulatory restrictions. The Company may change its dividend policy at any time.

Special Cash Dividends

        As a result of the Company's strong cash position and debt-free balance sheet, the Board of Directors declared a special cash dividend on November 16, 2009 of $0.30 per share. The dividend was paid on December 15, 2009 to all shareholders of record at the close of business on November 30, 2009. The aggregate dividend payment totaled approximately $6.7 million.

        On December 19, 2008, the Board of Directors declared a special cash dividend of $0.12 per share. The dividend was paid on January 15, 2009 to all shareholders of record at the close of business on December 31, 2008. The aggregate dividend payment totaled approximately $2.6 million.

Rule 10b5-1 Plans

        Our executive officers may purchase or sell shares of our common stock in the open market from time to time. The Company's management encourages these officers to make these transactions through plans that comply with Exchange Act Rule 10b5-1(c). The Company does not receive any proceeds related to these transactions.

Equity Compensation Plan Information

        As of June 30, 2010, there were 3,618,188 shares issued under the Company's Amended and Restated 2004 Omnibus Long-Term Incentive Compensation Plan (the "2004 Plan"). There were 1,881,812 shares available for issuance comprising the following:

Plan Category	Number of securities to be issued upon exercise of outstanding options (A)		Weighted-average exercise price of outstanding options (B)	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (A)) (C)
Equity compensation plans approved by security holders	572,448	(1)	$6.17	1,309,364	(2)

(1)
Represents stock options granted in January 2009 under Epoch's Amended and Restated 2004 Omnibus Long-Term Incentive Compensation Plan. See Note 13 to the consolidated financial statements for further information regarding the plan.

(2)
The 1,309,364 shares may be issued under our Amended and Restated 2004 Omnibus Long-Term Incentive Compensation Plan as options, restricted stock awards or any other form of equity compensation.

Recent Sales of Unregistered Securities

        None.

Issuer Purchases of Equity Securities

        During the three months ended June 30, 2010, the Company did not repurchase any of its equity securities that are registered pursuant to Section 12 of the Exchange Act.

Item 6.    Selected Financial Data.

        The table on the following page presents selected financial data of the Company. This data was derived from the Company's consolidated financial statements and reflects the operations and financial position of the Company at the dates and periods indicated.

        The following selected historical consolidated financial data should be read in conjunction with Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8, "Financial Statements and Supplementary Data," on this form 10-K.

Selected Financial Data
(in thousands, except per share, AUM, and employee data)

	For the Years Ended June 30,
	2010	2009	2008	2007	2006
Consolidated Statements of Operations Data(7):
Operating revenues:
Investment advisory and management fees	$52,546	$30,561	$33,634	$22,964	$10,136
Performance fees	814	624	172	971	95

Total operating revenues	53,360	31,185	33,806	23,935	10,231

Expenses:
Employee related costs (excluding share-based compensation)	20,775	15,919	17,711	13,878	8,641
Share-based compensation	5,137	4,496	4,176	6,267	4,670
Other expenses(1)	9,292	7,322	8,065	6,307	3,975

Total operating expenses	35,204	27,737	29,952	26,452	17,286

Operating income/(loss)	18,156	3,448	3,854	(2,517)	(7,055)
Other income(2)	970	5,110	6,049	10,509	1,106
Provision for/(benefit from) income taxes(3)	7,481	2,698	867	99	(227)

Net income/(loss)	11,645	5,860	9,036	7,893	(5,722)
Cumulative preferred stock dividends	—	—	460	299	—
Non-cash charge attributable to beneficial conversion feature of preferred stock	—	—	—	700	—

Net income/(loss) available to common stockholders	$11,645	$5,860	$8,576	$6,894	$(5,722)

Consolidated Balance Sheet Data(7):
Cash and cash equivalents	$36,447	$37,055	$37,436	$3,097	$2,234
Short-term investments	$—	$—	$—	$21,850	$5,400
Accounts receivable	$11,156	$7,523	$6,391	$6,293	$2,486
Total assets	$62,703	$55,007	$54,349	$39,374	$13,568
Long term borrowings	$—	$—	$—	$—	$—
Total liabilities	$7,088	$5,217	$9,004	$3,931	$4,713
Total stockholders' equity	$55,615	$49,790	$45,345	$35,443	$8,855

Common Share Data:
Earnings/(loss) per share from continuing operations:
Basic	$0.52	$0.26	$0.42	$0.35	$(0.31)
Diluted	$0.52	$0.26	$0.41	$0.35	$(0.31)
Cash dividends declared and paid per common share(4)	$0.46	$0.24	$0.075	$—	$—
Weighted-average shares outstanding:
Basic	22,397	22,133	20,181	19,726	18,724
Diluted	22,545	22,133	21,911	20,807	18,724

Other Supplemental Data:
Operating margin	34%	11%	11%	(11)%	(69)%
Working capital	$43,697	$41,897	$36,792	$32,685	$6,945
Current ratio(5)	8.0	10.8	5.6	12.6	3.0
Cash provided by/(used in) operations	$14,211	$855	$11,349	$2,389	$(1,133)
AUM (in millions):
End of fiscal year	$11,344	$7,891	$6,634	$6,001	$3,253
Average	$10,792	$5,864	$6,372	$4,554	$2,304
Net AUM flows	$2,564	$2,650	$1,087	$1,778	$1,640
AUM organic growth rate(6)	33%	40%	18%	55%	117%
Number of employees	52	46	46	43	38

(1)
Other expenses include occupancy and technology expenses, professional fees and services, general and administrative costs, and depreciation and amortization.

(2)
Other income includes both cumulative dividends received and realized gains recognized from dispositions of certain of the Company's privately held investments. See Note 15 to the consolidated financial statements.

(3)
Provision for income taxes was reduced in the fiscal year ended June 30, 2008 by the release of a valuation allowance against certain deferred tax assets, and in the fiscal year ended June 30, 2007 by the utilization of net operating loss carryforwards. See Note 16 to the consolidated financial statements.

(4)
The Company commenced declaring and paying cash dividends in the second quarter of the fiscal year ended June 30, 2008.

(5)
Current ratio is derived by dividing current assets by current liabilities.

(6)
Net AUM inflows divided by beginning of period assets.

(7)
Certain prior year amounts have been reclassified to conform to the 2010 presentation.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

        You should read the following discussion together with our historical financial statements and related notes included elsewhere herein and the information set forth under Item 6, "Selected Financial Data." The discussion contains forward-looking statements that involve risks and uncertainties. For additional information regarding some of the risks and uncertainties that affect our business and the industry in which we operate, please read "Item 1A.—Risk Factors" included elsewhere herein. Our actual results may differ materially from those estimated or projected in any of these forward-looking statements.

Overview

        We are a medium-sized global asset management firm with accomplished and experienced professionals. Our professional investment staff averages over 20 years of industry experience per person. The Company was formed by its founders with the specific goal of responding to paradigm shifts occurring within the sources of global equity investment returns and within the structure of the investment management business as a whole.

        Headquartered in New York City, the Company had approximately $11.3 billion in assets under management ("AUM") as of June 30, 2010. We remain debt-free and have substantial capital resources available to fund current operations and implement our long-term growth strategy.

        Our operating subsidiary, Epoch Investment Partners, Inc. ("EIP"), is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"). Its sole line of business is to provide investment advisory and investment management services to clients including corporations, mutual funds, endowments, foundations, and high net worth individuals. These services are provided through both separately managed accounts and commingled vehicles, such as private investment funds and mutual funds.

        Revenues are generally derived as a percentage of AUM. Therefore, among other factors, revenues are dependent upon:

  •
  performance of financial markets,

  •
  the ability to retain existing clients, and

  •
  changes in the composition of AUM.

        Our most significant operating expense is employee related costs, which represents fixed salaries, variable incentive compensation, and related employee benefits. Variable incentive compensation is primarily based upon management fee revenue, relative risk-adjusted investment performance and profits.

AUM Fair Value Measurement

        AUM consists of actively traded securities. The fair value of these securities is determined by an independent pricing service, which uses publicly available, unadjusted, quoted market prices for measurement. The Company substantiates the values obtained with another independent pricing service to confirm that all prices are valid. There is no judgment involved in the calculation of AUM in a manner that would directly impact the Company's revenue recognition.

Key Priorities for Driving Growth

        We are committed to the development and growth of our business. Our principal objective is to achieve superior long-term investment performance for our clients, while further developing our distribution channels in both the U.S. and abroad. Key priorities for driving growth include the following:

  •
  Generate superior risk-adjusted performance.  We strive to produce superior risk-adjusted returns for each strategy by constructing portfolios with risk/reward profiles that do not assume a high degree of capital risk. As of our fiscal year end June 30, 2010, most of our products have outperformed their respective benchmarks for the past three and five year periods, and since product inception.

  •
  Further develop consultant relationships.  Consultant relationships serve an important role in helping us to further develop and expand our distribution channels. In the past year we have developed new consultant relationships and expanded existing ones.

  •
  Continue to expand global distribution network and partnerships.  An important part of our Company's growth the past few years has come from overseas sources as our investment strategies gain broader international recognition. Operating revenues from our international clients more than doubled for the year ended of June 30, 2010 compared with the prior fiscal year. Additionally, we expanded our retail and separate managed account distribution capabilities through a strategic partnership with New York Life Investment Management.

Financial Highlights

        For the fiscal year ended June 30, 2010, the Company reached several operating milestones. AUM exceeded $10 billion, annual operating revenues were in excess of $50 million, and operating margins became more in line with leading asset management firms. Additional noteworthy accomplishments during the past year include the following:

  •
  AUM at June 30, 2010 was $11.3 billion, representing a 44% increase from a year ago. Contributing to the AUM increase was the continued expansion of the Company's institutional and sub-advisory channels, particularly overseas, coupled with global equity market appreciation.

  •
  Net AUM inflows were $2.6 billion, of which $1.9 billion was from new clients. The Company has experienced positive net inflows in every quarter since the Company's inception.

  •
  The following product performance awards were received:

  •
  The Epoch Global Equity Shareholder Yield Fund (EPSYX) received the 2009 Lipper Fund Award for the Best Fund over three years in the Global Multi-Cap Value Fund category.

  •
  The CI American Value Fund, of which Epoch is the sole sub-advisor, received its fifth consecutive annual Canadian Investment Award TM , presented by Morningstar, Inc., for "best in class" in the U.S. Equity category.

  •
  The Company's fiscal year 2010 operating margin was 34% and is consistent with the leaders in the asset management industry.

  •
  The Company's balance sheet continues to be robust. Cash balances were $36.4 million, or 58% of total assets as of June 30, 2010. Working capital increased by approximately $1.8 million to $43.7 million, the fourth consecutive annual increase. The Company remains debt-free.

Key Performance Indicators

        The table below presents financial results from what management considers to be its key operating and financial drivers for the past three fiscal years ended June 30:

				'10 vs '09 Change		'09 vs '08 Change
	2010	2009	2008	Amt	%	Amt	%
Operating Indicators ($ in millions):
AUM at end of period	$11,344	$7,891	$6,634	$3,453	44%	$1,257	19%
Average AUM for the period	$10,792	$5,864	$6,372	$4,928	84%	$(508)	(8)%
Net client flows	$2,564	$2,650	$1,087	$(86)	(3)%	$1,563	144%
Financial Indicators ($ in thousands):
Operating Revenue	$53,360	$31,185	$33,806	$22,175	71%	$(2,621)	(8)%
Operating Income	$18,156	$3,448	$3,854	$14,708	427%	$(406)	(11)%
Net Income	$11,645	$5,860	$9,036	$5,785	99%	$(3,176)	(35)%
Earnings Per Share:
Basic	$0.52	$0.26	$0.42	$0.26	100%	$(0.16)	(38)%
Diluted	$0.52	$0.26	$0.41	$0.26	100%	$(0.15)	(37)%
Operating Margin(1)	34%	11%	11%	NM	NM	NM	NM

(1)
Defined as operating income divided by total operating revenues.

NM
Not meaningful.

        The Company achieved an operating margin of 34% during the current fiscal year ended June 30, 2010, consistent with the larger, well-established competitors in the asset management industry. Operating revenues increased by $22.2 million, or 71%, as a result of $2.6 billion of net inflows from both domestic and international clients. Operating income rose $14.7 million, or 427%, as the company's operating leverage benefitted from the significant operating revenue growth.

Business Environment

        As an investment management and advisory firm, our results of operations will be directly impacted by global market, political, and economic trends. The Company's business environment and equity markets are influenced by several factors, including corporate profitability, investor confidence, unemployment, and financial market transparency. These factors can directly affect the performance of the equity markets, which in turn can impact our investment advisory and management business.

Broad Market Indices*

		Fiscal Year Ended June 30,
	Three Months Ended June 30, 2010
Index		2010	2009	2008
Dow Jones Industrial Average(1)	(9.4)%	18.9%	(23.0)%	(13.3)%
NASDAQ Composite(2)	(11.8)%	16.0%	(19.2)%	(11.2)%
S&P 500(3)	(11.4)%	14.4%	(26.2)%	(13.1)%

(1)
Dow Jones Industrial Average is a trademark of Dow Jones & Company, which is not affiliated with Epoch.

(2)
NASDAQ is a trademark of the NASDAQ Stock Market, Inc., which is not affiliated with Epoch.

(3)
S&P is a trademark of Standard & Poor's, a division of the McGraw-Hill Companies, Inc., which is not affiliated with Epoch.

*
assumes dividend re-investment.

Selected Benchmark Indices*

		Fiscal Year Ended June 30,
	Three Months Ended June 30, 2010
Index		2010	2009	2008
Russell 1000(1)	(11.4)%	15.2%	(26.7)%	(12.4)%
Russell 2000(1)	(9.9)%	21.5%	(25.0)%	(16.2)%
Russell 3000(1)	(11.3)%	15.7%	(28.7)%	(12.7)%
MSCI World (Net)(2)	(12.7)%	10.2%	(29.5)%	(10.2)%

(1)
Russell Indices are trademarks of Russell Investments, which is not affiliated with Epoch.

(2)
MSCI World Index is a trademark of MSCI Inc., which is not affiliated with Epoch.

*
assumes dividend re-investment.

        The past fiscal year ended June 30, 2010 was a challenging one in the equity markets. Following a dramatic turnaround that began in March 2009, stocks remained in full rally mode for the first nine months of the Company's fiscal year before coming under significant pressure in the last quarter of the fiscal year. The tone of the global equity markets for the first nine months was decidedly positive, with credit conditions improving and economic growth resuming as the effects from both monetary and fiscal policies from central banks and governments around the world took hold. These combined effects, coupled with improving corporate profits, paved the way for a sustained rebound in the financial markets, despite the presence of high unemployment and weak consumer spending.

        For much of the firm's fiscal year, emerging markets, particularly China, India, and Brazil, furthered a rebound in global GDP through rising exports, greater industrial production, and increases in local consumer confidence. Despite improvement in GDP levels for nearly all economic regions, employment weakness persisted in the developed countries as consumer and government debt continued to burden growth rates for those countries. Nevertheless, global equity markets around the world moved higher.

        However, in the third quarter of the fiscal year, a slow down in loan growth in China, coupled with uncertainty in Europe with respect to its currency regime and how strong and stable the current economic rebound might prove to be, created concerns about the sustainability of the global recovery. Increased anxiety over the sovereign debt crisis in Greece and other Euro-zone nations gave rise to broader global concerns of deflation.

        As a result, our business environment became more challenging in the fourth quarter of the fiscal year. In addition to the above concerns, signs of a weak U.S. economic recovery began to negatively impact the market indices. Consumer confidence, already at low levels, further declined and employment levels in the U.S. continued to remain weak. Lackluster economic data, the "flash crash" in U.S. stock prices on May 6th, and the damage caused by the oil spill in the Gulf of Mexico, all negatively impacted investor sentiment. Internationally, concerns remained over Euro-zone nations, while China's economy continued to signal slower growth. As a result, global equity markets declined approximately 10 - 13% during the quarter.

Company Impact and Outlook

        While our results were positively impacted by the overall increase in equity markets during the fiscal year, the past several months have been characterized by economic uncertainty, high unemployment, and low consumer confidence levels. These factors unfavorably impact equity markets and result in increased volatility. While equity markets and our short-term investment performance has been negatively impacted, we continue to outperform the equity markets and related benchmarks on a longer-term basis, results that are consistent with our investment philosophy.

        Despite another challenging year in the markets, we have continued to grow as a Company in ways that matter. Our operating margins are now on par with leading asset management firms in the business. We have received several investment performance awards over the past fiscal year despite the challenging equity markets. Our distribution channels have further expanded, as evidenced by the New York Life Investment Management business relationship. Firm recognition overseas continues to strengthen. AUM from foreign-based clients continues to grow and now accounts for approximately 30% of revenue. Above all, our corporate liquidity is one of strength, with liquid assets—defined as cash, cash equivalents, and accounts receivable—totaling $47.6 million, or approximately 76% of total assets as of June 30, 2010. We continue to operate debt-free.

        With continued focus on generating superior risk-adjusted performance, providing a high level of client service, and further developing our distribution capabilities, we believe we are well-positioned to develop the firm and achieve our corporate goals.

Assets Under Management ("AUM")

        The Company's AUM has continued to increase, experiencing positive net inflows every quarter since inception. The graph below depicts the quarterly AUM and revenue growth for the past two fiscal years.

AUM and Flows

        AUM increased to $11.3 billion at June 30, 2010, from $7.9 billion at June 30, 2009. This increase was primarily attributable to the ongoing expansion of the Company's client base and flows into existing accounts, coupled with market appreciation. The Company continued to expand its institutional and sub-advisory businesses, both of which increased by more than 40% from the prior year. The Company experienced growth in AUM in all products, particularly in its U.S. Value, U.S. All Cap, and Global Absolute Return/Choice products.

        The following table sets forth the changes in our AUM for the past three fiscal years (dollars in millions):

	Fiscal Year Ended June 30,
	2010	2009	2008
Beginning of period assets	$7,891	$6,634	$6,001

Client flows:
Inflows/new accounts	3,750	3,569	1,924
Outflows/closed accounts	(1,186)	(919)	(837)

Net inflows	2,564	2,650	1,087
Market appreciation/(depreciation)	889	(1,393)	(454)

Net change	3,453	1,257	633

End of period assets	$11,344	$7,891	$6,634

Percent change in total AUM	43.8%	18.9%	10.5%
Organic growth percentage(1)	32.5%	39.9%	18.1%

(1)
Net inflows divided by beginning of period assets.

        For the fiscal year ended June 30, 2010 and the fiscal years ended June 30, 2009, and 2008, approximately 46%, 55%, and 55%, respectively, of investment advisory and management fees were earned from services to mutual funds under advisory and sub-advisory contracts whose fees are calculated based upon daily net asset values, and approximately 54%, 45%, and 45%, respectively, of fees were earned from services provided for separate accounts whose fees are calculated based upon asset values at the end of the quarter.

Strategic Relationship

        On July 9, 2009, EIP entered into a strategic relationship with New York Life Investments, whereby the MainStay Group of Funds adopted the Company's family of mutual funds (the "Epoch Funds"). The transaction was approved by the Board of Directors of the Epoch Funds and subsequently approved by the shareholders of the Epoch Funds at a special meeting on October 30, 2009. The adoption of the Epoch Funds by New York Life Investments' MainStay Group of Funds was completed in November 2009. EIP continues to be responsible for the day-to-day investment management of the funds through a sub-advisory relationship, while MainStay Investments ("MainStay"), the retail distribution arm of New York Life Investments, is responsible for the distribution and administration of the funds. Each former Epoch Fund is now co-branded as a "MainStay Epoch" Fund.

        In addition to an existing sub-advisory relationship between EIP and New York Life Investments for certain funds, and the adoption of the Epoch Funds indicated above, EIP and New York Life Investments have entered into an arrangement wherein, among other things, EIP and an affiliate of New York Life Investments have established a distribution and administration relationship with respect to certain separately managed account and unified managed account products, and for a period of three years New York Life Investments agrees to pay certain additional base fees and meet minimum distribution targets. For the fiscal year ended June 30, 2010, New York Life Investment Management, through the MainStay Epoch Funds and other funds sub-advised by EIP, accounted for approximately 16% of consolidated operating revenues. The Company's services and relationship with New York Life Investment Management is considered important to the Company's ongoing growth strategy.

Distribution Channels

        The following charts show the Company's AUM by distribution channel and annual changes, as well as their percentage of AUM as of the end of the last three fiscal years (dollars in millions):

As of June 30, 2010		1-Year Change
Distribution Channel	AUM	Amt	%
Sub-advisory	$6,183	$1,851	42.7%
Institutional(1)	4,915	1,606	48.5%
High net worth	246	(4)	(1.6)%

Total AUM	$11,344	$3,453	43.8%

As of June 30, 2009		1-Year Change
Distribution Channel	AUM	Amt	%
Sub-advisory	$4,332	$1,252	40.6%
Institutional	3,309	46	1.4%
High net worth	250	(41)	(14.1)%

Total AUM	$7,891	$1,257	18.9%

As of June 30, 2008		1-Year Change
Distribution Channel	AUM	Amt	%
Sub-advisory	$3,080	$204	7.1%
Institutional	3,263	498	18.0%
High net worth(2)	291	(69)	(19.2)%

Total AUM	$6,634	$633	10.5%

(1)
During the three months ended December 31, 2009, approximately $820 million of AUM previously classified as Institutional was reclassified to Sub-advisory in conjunction with the adoption of the Epoch Funds by New York Life Investment Management.

(2)
During the fiscal year ended June 30, 2008, approximately $28 million of AUM in separate accounts within the high net worth distribution channel transferred to the Epoch Global Absolute Return Fund, LLC, and approximately $8 million transferred to the Epoch U.S. All Cap Equity Fund, both of which are included within the Institutional distribution channel above.

Products

        The following charts show the Company's AUM by product and annual changes, as well as their percentage of AUM as of the end of the last three fiscal years (dollars in millions):

As of June 30, 2010		1-Year Change
Product	AUM	Amt	%
U.S. Value	$3,403	$1,063	45.4%
U.S. All Cap Value/Balanced	2,646	630	31.3%
Global Equity Shareholder Yield	1,959	444	29.3%
Global Absolute Return/Choice	1,462	1,087	289.9%
U.S. Smid Cap Value	902	153	20.4%
Int'l/Int'l Small Cap	403	7	1.8%
U.S. Small Cap Value	362	37	11.4%
Global Small Cap	207	32	18.3%

Total AUM	$11,344	$3,453	43.8%

As of June 30, 2009		1-Year Change
Product	AUM	Amt	%
U.S. Value	$2,340	$841	56.1%
U.S. All Cap Value/Balanced	2,016	415	25.9%
Global Equity Shareholder Yield	1,515	(23)	(1.5)%
U.S. Smid Cap Value	749	340	83%
Int'l/Int'l Small Cap	396	(152)	(27.7)%
Global Absolute Return/Choice	375	(27)	(6.7)%
U.S. Small Cap Value	325	(98)	(23.2)%
Global Small Cap	175	(39)	(18.2)%

Total AUM	$7,891	$1,257	18.9%

As of June 30, 2008		1-Year Change
Product	AUM	Amt		%
U.S. All Cap Value/Balanced	$1,601	$206		14.8%
Global Equity Shareholder Yield	1,538	215		16.3%
U.S. Value	1,499	344		29.8%
Int'l/Int'l Small Cap	548	(140)		(20.3)%
U.S. Small Cap Value	423	(571	)(1)	(57.4)%
U.S. Smid Cap Value	409	396	(1)	3046.2%
Global Absolute Return/Choice	402	142		54.6%
Global Small Cap	214	41		23.7%

Total AUM	$6,634	$633		10.5%

(1)
In the year ended June 30, 2008, approximately $360 million of AUM transferred from the U.S. Small Cap Value product to the U.S. Smid Cap Value product.

Results of Operations

For the fiscal years ended June 30, 2010, 2009, and 2008

				'10 vs '09 Change		'09 vs '08 Change
(Dollars in thousands)	2010	2009	2008	$	%	$	%
Investment advisory and management fees	$52,546	$30,561	$33,634	$21,985	72%	$(3,073)	(9)%

        The increase in investment advisory and management fees during the fiscal year ended June 30, 2010 was attributable to the increase in AUM as a result of net inflows from new and existing clients, as well as market appreciation. The Company experienced significant growth in its products from both domestic and international clients. Net inflows for the fiscal year were approximately $2.6 billion, of which new clients accounted for $1.9 billion.

        Average AUM for the year ended June 30, 2010 was approximately $10.8 billion compared with $5.9 billion for the prior year, an increase of approximately 84%. U.S. equity markets, as measured by the S&P 500, increased by approximately 55% from the lows of March 2009 through June 2010. Global equity markets, as measured by the MSCI World Index, performed similarly over that period.

        During the fiscal year ended June 30, 2009, investment advisory and management fees decreased when compared with the previous year. The decrease was attributable to lower levels of AUM when compared with fiscal year ended June 30, 2008. Average AUM for the fiscal year ended June 30, 2009 decreased approximately 8% from the fiscal year ended June 30, 2008 as a result of the significant decline in global equity markets, which declined approximately 25-30% during that period. This decline was partly offset by net AUM inflows of nearly $2.7 billion from new and existing clients.

        For the fiscal year ended June 30, 2010, New York Life Investment Management, through the MainStay Epoch Funds and other funds sub-advised by EIP, accounted for approximately 16% of revenue and CI Investments Inc. ("CI"), a Canadian-owned investment management company, accounted for approximately 9% of revenue.

        During the year ended June 30, 2009, CI accounted for 13% of revenue, while Genworth Financial Asset Management, Inc. ("Genworth"), an investment adviser, through its investments in the Epoch Funds and separate account mandates, also accounted for approximately 13% of revenue. For the fiscal year ended June 30, 2008, CI accounted for 16% of revenue while Genworth accounted for 25%.

				'10 vs '09 Change		'09 vs '08 Change
(Dollars in thousands)	2010	2009	2008	$	%	$	%
Performance fees	$814	$624	$172	$190	30%	$452	263%

        The Company has certain contracts that allow the Company to earn performance fees in the event that investment returns meet or exceed certain pre-established benchmarks specified in the contracts. Revenues for these incentives are recognized only when such performance targets are met or exceeded at the end of the measurement period.

        Increases in these fees during the current fiscal year stemmed from the relative performance on new performance based contracts. Increases in the year ended June 30, 2009 over the previous year were also the result of relative performance on new performance based contracts.

				'10 vs '09 Change		'09 vs '08 Change
(Dollars in thousands)	2010	2009	2008	$	%	$	%
Employee related costs (excluding share-based compensation)	$20,775	$15,919	$17,711	$4,856	31%	$(1,792)	(10)%
As of percent of total revenue	39%	51%	52%

        Expenses in this category include salaries, benefits, severance, incentive compensation, signing bonuses and commissions.

        These expenses increased in the current year when compared with the prior year, primarily as a result of increased incentive compensation based on our operating results, particularly our growth in AUM, net inflows, relative risk-adjusted investment performance, as well as increased revenue, operating income and margins.

        The Company places a high emphasis on pay for performance. As such, changes in the Company's performance as well as changes in the underlying performance of our investment products have an impact on compensation and benefits.

        Expenses in this category are expected to increase during the next fiscal year, as the Company has added to its professional staff during fiscal 2010.

        Employee related costs decreased for the year ended June 30, 2009 from the previous year, primarily due to a reduction in incentive compensation, stemming from the reduction in AUM levels and operating revenues during that fiscal year, particularly the first nine months. Employee staffing levels for the year ended June 30, 2009 were virtually unchanged from the year ended June 30, 2008.

				'10 vs '09 Change		'09 vs '08 Change
(Dollars in thousands)	2010	2009	2008	$	%	$	%
Share-based compensation	$5,137	$4,496	$4,176	$641	14%	$320	8%
As of percent of total revenue	10%	14%	12%

        The Company believes that share-based compensation promotes unity in the workplace and a common objective with shareholders. The Company traditionally has issued share awards to certain senior executives shortly following the fiscal year and to other employees shortly following the calendar year. Effective in the fiscal year ended June 30, 2009, the Company began issuing share awards to all employees shortly following the calendar year.

        The Company granted $6.9 million and $4.7 million in restricted stock awards during the fiscal years ended June 30, 2010 and 2009, respectively. During the fiscal year ended June 30, 2008, the Company granted $5.6 million in restricted stock awards. For the fiscal years ended June 30, 2010 and 2009, respectively, a total of 673,484 and 575,066 shares were granted at weighted-average prices of $10.20 and $8.17, respectively. During the fiscal year ended June 30, 2008 a total of 491,528 shares at a weighted-average price of $11.47 were granted.

        Share-based awards increased during the fiscal year ended June 30, 2010 when compared with the previous year as a result of higher AUM, revenue and operating income levels.

        During the year ended June 30, 2009, share-based awards increased when compared with the year ended June 30, 2008 as the year ended June 30, 2009 incorporated a six-month stub period for certain senior executives whose award issuance dates were revised to conform with the remainder of the Company's employees.

        During the fiscal year ended June 30, 2009, the Company issued options to purchase 630,060 shares of common stock to employees of the Company. These stock options vest annually over three years. The related expense is recognized ratably over three years from the grant date and the stock options have a term of seven years. The options have an exercise price of $6.17. However, upon vesting, the options are exercisable only if the volume weighted-average price of the Company's common stock equals or exceeds $9.25 for a period of at least 20 trading days. Issuance of these awards will result in total stock compensation expense of $1.1 million over the requisite service period. No options were issued during the other years presented in the consolidated financial statements.

        The Company granted $0.4 million in restricted stock awards to non-employee directors during both the fiscal years ended June 30, 2010 and 2009. For the fiscal years ended June 30, 2010 and 2009, a total of 43,459 shares and 38,620 shares were granted at weighted-average prices of $8.91 and $9.10, respectively. The Company granted $0.5 million in restricted stock awards to non-employee directors during fiscal year ended June 30, 2008. A total of 35,604 shares were granted at a weighted-average price of $13.39.

				'10 vs '09 Change		'09 vs '08 Change
(Dollars in thousands)	2010	2009	2008	$	%	$	%
Occupancy and technology	$3,723	$3,024	$3,130	$699	23%	$(106)	(3)%
As of percent of total revenue	7%	10%	9%

        Occupancy and technology expenses consist primarily of office space rentals, market data services, and information technology costs.

        As a result of the Company's business expansion, an additional 10,000 square feet of office space was acquired in September 2009 under a sublease agreement. The costs associated with this new space, including a separate sublease termination fee recognized in the quarter ended September 30, 2009, were the primary reasons for the increase in these expenses.

        Expense from office rentals is expected to decrease by approximately $0.4 million during the next fiscal year as the Company's lease for space at another location, subleased to an unrelated third party, expires in November 2010.

        During the fiscal year ended June 30, 2009, these costs decreased when compared with the previous year, primarily as a result of lower technology and market data costs, which were focal points of the Company's expense management and control efforts during that period.

				'10 vs '09 Change		'09 vs '08 Change
(Dollars in thousands)	2010	2009	2008	$	%	$	%
Professional fees and services	$2,839	$2,211	$2,481	$628	28%	$(270)	(11)%
As of percent of total revenue	5%	7%	7%

        Professional fees and services include outside legal fees for general corporate legal matters, independent accountants' fees, consulting fees, employee placement fees and other professional services.

        Increased legal fees in connection with the New York Life/MainStay strategic relationship were a primary reason for the increase during the year ended June 30, 2010. Consulting fees incurred to enhance existing systems were also a contributing factor.

        During the fiscal year ended June 30, 2009, professional service fees declined from the comparable previous year period due to decreased employment placement fees. A decline in legal fees also led to this expense decrease as the June 30, 2008 period included certain legal expenses incurred in the origination of new investment vehicles.

				'10 vs '09 Change		'09 vs '08 Change
(Dollars in thousands)	2010	2009	2008	$	%	$	%
General and administrative	$2,079	$1,653	$2,034	$426	26%	$(381)	(19)%
As of percent of total revenue	4%	5%	6%

        General and administrative expenses consist primarily of expenses for travel and entertainment, advertising, marketing, and other office related expenses.

        An increase in travel related expenses to support new client mandates and the expansion of the Company's distribution channels, as well as an increase in product distribution costs, were the main reasons for the increase in general and administrative expenses during the current fiscal year.

        During the fiscal year ended June 30, 2009, general and administrative expenses decreased when compared with the previous year. Lower travel related costs, another focus of the Company's cost control efforts at that time, was a primary reason for this decline.

				'10 vs '09 Change		'09 vs '08 Change
(Dollars in thousands)	2010	2009	2008	$	%	$	%
Depreciation and amortization	$651	$434	$420	$217	50%	$14	3%
As of percent of total revenue	1%	1%	1%

        Depreciation and amortization increased during the current fiscal year compared to the prior comparable year. The increase is primarily the result of amortization on leasehold improvement expenditures related to the newly subleased office space commencing in September 2009.

        Depreciation and amortization for the prior fiscal year ended June 30, 2009 was virtually unchanged from that of the previous fiscal year.

				'10 vs '09 Change		'09 vs '08 Change
(Dollars in thousands)	2010	2009	2008	$	%	$	%
Other income	$970	$5,110	$6,049	$(4,140)	(81)%	$(939)	(16)%
As of percent of income before income taxes	5%	60%	61%

        Other income primarily includes realized gains and losses on sales of investments, interest income, and rental income from subleased office space.

        The prior fiscal year ended June 30, 2009 includes realized gains of $4.7 million from the Strategic Data Corporation transaction (see Significant Prior Year Transaction discussion), losses on investments of $0.6 million, and approximately $0.5 million in interest income. Additionally, lower interest rates during the fiscal year ended June 30, 2010 caused interest income to significantly decline when compared with the previous year.

        Other income for the year ended June 30, 2008 included realized gains of $3.7 million from the sales of marketable securities, realized gains of $0.3 million from the Strategic Data transaction, approximately $1.3 million of interest income, and $0.6 million of sublease income. Lower short-term interest rates during the year ended June 30, 2009 when compared with the previous fiscal year caused interest income to decline.

        Sublease income will decline during the next fiscal year by $0.5 million, as the Company's sublease of space at another location to an unrelated third party expired in August 2010.

				'10 vs '09 Change		'09 vs '08 Change
(Dollars in thousands)	2010	2009	2008	$	%	$	%
Provision for income taxes	$7,481	$2,698	$867	$4,783	177%	$1,831	211%
Effective income tax rate	39.1%	31.5%	8.8%

        The provision for income taxes for the year ended June 30, 2010 is significantly higher than that of the previous year and is a function of the Company's operating results.

        The provision for income taxes, as well as the effective income tax rate, significantly increased for the fiscal year ended June 30, 2009 when compared with the previous year ended June 30, 2008. During the year ended June 30, 2008, the Company released a valuation allowance of approximately $3.1 million against certain deferred tax assets, primarily deferred stock compensation expense and compensation accruals.

Liquidity and Capital Resources

        The Company's operating cash flows are primarily influenced by the timing and receipt of investment management fees, and the payment of operating expenses, including cash incentive compensation to employees. Investment management fees are generally collected within 90 days of billing. The Company traditionally had paid cash incentive compensation to certain senior executives shortly after the fiscal year and to all other employees shortly after the calendar year. Commencing in the fiscal quarter ending March 31, 2009, the Company began to pay cash incentive compensation to all employees following the calendar year. To implement such a shift, the Company utilized a six-month stub period at that time for those senior executives.

        Investing cash flows are principally influenced by activities to acquire property and equipment, reinvestment of income from investments in Company-sponsored products, and investments in held-to-maturity securities.

        Financing cash flows are predominately influenced by the payment of common stock dividends and the repurchase of the Company's common stock. The Company has been making quarterly dividend payments on its common stock since the quarter ended December 31, 2007 and has paid two special dividends.

        The Company has no debt and management does not foresee any reason to incur debt unless a significant business opportunity warrants such action. The Company routinely evaluates its strategic position and maintains a disciplined acquisition and alliance effort which seeks complementary products or new products which could benefit clients. While the Company plans to actively seek such opportunities, there can be no assurance that acquisitions can be identified or consummated on terms that are attractive to the Company. Management believes that opportunities are available, but will only act on opportunities that it believes are accretive to the Company's long-term business strategy.

        The charts that follow depict the Company's five-year performance in what it considers key liquidity indicators:

Sources of Liquidity

        Sources of funds for the Company's operations are derived from investment advisory and investment management fees, interest on the Company's cash, cash equivalents, held-to-maturity securities, and sublease income. The Company's balance sheet continues to reflect significant liquidity. As of June 30, 2010, the Company had $47.6 million of liquid assets, consisting of cash and cash equivalents of $36.4 million and accounts receivable of $11.2 million, to fund its business growth strategy. Given the availability of these funds, the Company does not maintain or anticipate a need for an external source of liquidity.

        The Company also realized excess income tax benefits of $0.4 million during the fiscal year ended June 30, 2010. Excess income tax benefits reduce the amount of income taxes to be paid. Excess income tax benefits arise in connection with the Company's share-based compensation. When a restricted stock award vests, the market price on the date the stock vests to the employee may be higher than the original grant-date fair market value of the award. If so, the difference between the cumulative amount that has been recognized through the Statement of Operations and the vesting amount results in an excess income tax benefit. Excess income tax benefits reduce income taxes payable and increase additional paid-in capital in the period they are recognized.

        Management believes that the sources of liquidity described above will be sufficient to meet the Company's operating needs for the foreseeable future and will enable it to continue implementing its growth strategy.

Uses of Liquidity

        The Company remains committed to growing its business in this challenging market environment and expects that its main uses of cash will be to pay corporate operating expenses, enhance technology infrastructure, pay quarterly dividends, and re-acquire shares of its common stock when appropriate.

        Our philosophy regarding the maintenance of a balance sheet with a large component of cash and cash equivalents reflects our views on potential future capital requirements relating to enhancement of our investment capabilities, creation and expansion of distribution channels, potential strategic acquisitions or transactions, and possible challenges to our business. We regularly assess our approach in view of our current and potential future needs.

Cash Flows

        A summary of cash flow data for the fiscal years ended June 30 is as follows (dollars in thousands):

	2010	2009	2008
Cash flows provided by/(used in):
Operating activities	$14,211	$855	$11,349
Investing activities	(3,778)	4,596	23,570
Financing activities	(11,041)	(5,832)	(580)

Net (decrease)/increase in cash and cash equivalents	(608)	(381)	34,339
Cash and cash equivalents at beginning of period	37,055	37,436	3,097

Cash and cash equivalents at end of period	$36,447	$37,055	$37,436

Percent of total assets	58%	67%	69%

Cash Flows from Operating Activities

        For the fiscal year ended June 30, 2010, net cash provided by operating activities totaled $14.2 million. The significant increase from the prior fiscal year reflects the increase in revenues and related operating income of the Company.

        Increased accounts receivable is reflective of higher management fees during the fourth quarter ended June 30, 2010 as a result of the increased levels of AUM and revenue compared with the same period a year ago. Accrued compensation and benefits, which increased by $1.5 million from the comparable period a year ago, primarily represents accruals for incentive compensation. This liability is generally paid shortly after the calendar year.

        For the fiscal year ended June 30, 2009, net cash provided by operating activities was $0.9 million. The decline from the prior fiscal year reflected the payment of income taxes and the timing of payments of incentive compensation to certain senior executives during the fiscal year ended June 30, 2009.

Cash Flows from Investing Activities

        Cash flows used in investing activities for the fiscal year ended June 30, 2010 totaled $3.8 million. During the current year the Company purchased, net of redemptions, $2.0 million of long-term debt securities yielding higher interest rates than money market instruments. These securities are classified as held-to-maturity securities on the Consolidated Balance Sheet as it is management's intention to hold these securities until they mature. Capital expenditures of approximately $1.6 million on leasehold improvements and office equipment for the newly subleased office space also contributed to the use of funds.

        During the fiscal year ended June 30, 2009, the Company's investing activities provided $4.6 million. These activities included receipts of $4.9 million representing the final installment payments from the Strategic Data transaction. The Company also invested approximately $0.3 million into a Company-sponsored fund in January 2009. Fiscal year ended June 30, 2008 investing activities included investments of approximately $3.6 million into several Company-sponsored products, as well as $21.9 million of proceeds from the sale of short-term investments and $5.1 million of proceeds from the sales of shares of marketable securities. In the fiscal year ended June 30, 2008, in response to increasing credit quality concerns present in the fixed income securities market, the Company liquidated all of its short-term investments. Proceeds from these liquidations were then invested in cash and cash equivalents. No gains or losses were realized from these liquidations.

Cash Flows from Financing Activities

        Cash flows from financing activities primarily reflect the payment of common stock dividends, share buy-backs and the recognition of excess income tax benefits on share-based compensation. Cash used for financing activities totaled $11.0 million and $5.8 million for the fiscal years ended June 30, 2010 and June 30, 2009, respectively.

        Dividends paid during the fiscal year ended June 30, 2010 were approximately $10.2 million, including a special dividend of $6.7 million. During the same period, the Company repurchased 209,601 shares of common stock under our authorized repurchase program for approximately $1.9 million. Partially offsetting these financing outflows was the recognition of $0.4 million in excess income tax benefits related to the vesting of restricted stock.

        During the fiscal year ended June 30, 2009, approximately $5.3 million of dividends were paid during the year, including a special dividend of $2.6 million. In addition, the Company repurchased 263,900 shares of common stock under the authorized repurchase program for approximately $1.9 million, and an additional $0.2 million from employees to facilitate tax withholding upon the vesting of restricted stock. Partially offsetting these cash outflows was the recognition of $1.7 million in excess income tax benefits related to the vesting of restricted stock.

        Cash used in financing activities for the fiscal year ended June 30, 2008 was $0.6 million and primarily related to $2.0 million in payments of common and preferred stock dividends offset by excess income tax benefits of $1.6 million.

Working Capital

        The Company's working capital and current ratio for the past two years is set fourth in the table below (dollars in thousands):

	June 30,		Change
	2010	2009	$	%
Current Assets	$49,937	$46,152	$3,785	8%
Current Liabilities	6,240	4,255	1,985	47%

Working Capital	$43,697	$41,897	$1,800	4%

Current Ratio(1)	8.0	10.8	(2.8)	(26)%

(1)
current assets divided by current liabilities

        The Company's working capital has increased every fiscal year since June 2006. Management expects its working capital to increase over the next fiscal year as a result of its increase in operating margin due to higher AUM and revenue levels.

Capital Expenditures

        In September 2009, the Company entered into a sublease agreement for an additional 10,000 square feet of office space. Leasehold improvements and purchases of additional office equipment resulted in nearly $1.6 million of capital expenditures for the current fiscal year.

Regular Dividends on Common Stock

        Regular quarterly dividends of $0.03 per share were paid in the first and second quarters of fiscal year 2010. Effective with the third quarter of fiscal year 2010, the Company increased its quarterly dividend rate from $0.03 to $0.05 per share. Approximately $3.6 million of regular dividends were declared and paid during the fiscal year ended June 30, 2010.

        Effective with the first quarter of fiscal year 2009, the Company increased its quarterly dividend rate from $0.025 to $0.03 per share. A total of $2.7 million of regular dividends were declared and paid during the fiscal year ended June 30, 2009.

        The Company expects regular quarterly cash dividends going forward to be paid in February, May, August and November of each fiscal year. However, the actual declaration of future cash dividends, and the establishment of record and payment dates, is subject to determination by the Board of Directors each quarter after its review of the Company's financial performance, as well as general business conditions, capital requirements, and any legal or regulatory restrictions. The Company may change its dividend policy at any time.

Special Cash Dividends

        As a result of the Company's strong cash position and debt-free balance sheet, the Board of Directors declared a special cash dividend on November 16, 2009 of $0.30 per share. The dividend was paid on December 15, 2009 to all shareholders of record at the close of business on November 30, 2009. The aggregate dividend payment totaled approximately $6.7 million.

        On December 19, 2008, the Board of Directors declared a special cash dividend of $0.12 per share. The dividend was paid on January 15, 2009 to all shareholders of record at the close of business on December 31, 2008. The aggregate dividend payment totaled approximately $2.6 million.

Common Stock Repurchase Plan

        On June 24, 2008, the Company's Board of Directors approved the repurchase of up to a maximum of 250,000 shares. The repurchase plan called for the repurchases to be made in the open market and/or in privately negotiated transactions from time to time in compliance with applicable laws, rules and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to prevailing market and business conditions. The plan did not obligate the Company to purchase any particular number of shares, and could be suspended or discontinued at any time. The Company completed this repurchase in February 2009.

        In March 2009, the Company's Board of Directors authorized the Company to repurchase up to an additional 250,000 shares, pursuant to the same conditions, except the repurchase plan does not contain an expiration date. In December 2009 the Company's Board of Directors approved the repurchase of an additional 300,000 shares.

        As of June 30, 2010, the Company has repurchased a cumulative total of 482,401 shares and has 317,599 shares remaining for repurchase under the existing repurchase plan. The table below presents annual shares repurchased and the average price per share:

For the Years Ended June 30,
2010		2009		2008
Shares Repurchased	Weighted- Average Price per Share	Shares Repurchased	Weighted- Average Price per Share	Shares Repurchased	Weighted- Average Price per Share
209,601	$9.21	263,900	$7.36	8,900	$9.25

Contractual Obligations

Office Space

        The Company's headquarters and operations are located at 640 Fifth Avenue, New York, New York. Business is conducted at a location with approximately 20,000 square feet under long-term leases that expire in September 2015.

        The Company is also the primary party to another lease in New York City, with approximately 8,500 square feet, which expires in November 2010. In January 2002, a sublease agreement was executed with an unrelated third party for this property. While the Company remains responsible under terms of the original lease, the subtenant has assumed those responsibilities and is performing its obligations under the sublease agreement. This sublease expired in August 2010.

Employment Agreement

        The Company entered into a three-year employment agreement with its Chief Executive Officer in November 2007, effective January 1, 2008. The agreement calls for a base annual salary of $350 thousand and bonus compensation in accordance with the Company's bonus and incentive compensation plans then in effect. The agreement also calls for certain payments in the event of termination. The payments could vary depending on the cause of termination and whether or not the Board of Directors elects to enforce the non-compete agreement. The agreement was reviewed and approved by the Company's Compensation Committee and the Board of Directors. There are no employment contracts with any other officers or employees of the Company.

Summary of Contractual Obligations

        The following table summarizes all contractual obligations, including the aforementioned office leases (dollars in thousands):

	Payments Due in Fiscal Years Ended June 30,
	2011	2012 - 2013	2014 - 2015	2016 and Thereafter	Total
Primary New York operations(1)	$1,414	$2,854	$2,854	$357	$7,479
Subleased New York lease	200	—	—	—	200
Other operating leases	20	20	—	—	40

Total obligations	1,634	2,874	2,854	357	7,719
Sublease income, net(2)	(96)	—	—	—	(96)

Net obligations	$1,538	$2,874	$2,854	$357	$7,623

(1)
In September 2009, the Company terminated a sublease agreement, which was to expire in June 2010, and entered into a new sublease agreement.

(2)
Amounts are net of landlord profit sharing.

Off-Balance Sheet Arrangements

        As of June 30, 2010, the Company had no off-balance sheet arrangements.

Significant Prior Year Transactions

Strategic Data Corporation Transaction

        During the fiscal year ended June 30, 2000, J Net Enterprises, Inc. ("J Net"), the predecessor company to Epoch, made an investment in Strategic Data Corp. ("SDC"), a technology-related company that specialized in advertising optimization technology. During the fiscal year ended June 30, 2001, the carrying value of this investment was deemed to be fully impaired by J Net's management and written down to zero.

        On February 20, 2007, SDC's stockholders approved the acquisition of its stock by Fox Interactive Media, Inc. ("FIM"). Under the terms of the agreement, FIM acquired all of the outstanding common stock, preferred stock, and vested and unvested stock options of SDC. The SDC merger also called for contingent payments, upon the achievement of certain targets and milestones, payable over a period of approximately 3.5 years from the closing date.

        The merger agreement was subsequently amended during the quarter ended December 31, 2008 to provide for a final settlement of all contingent payments by December 31, 2008. As such, additional payments totaling $4.7 million were received in December 2008. These payments represented the final contingent payments and are included in Net realized gains on investments in the Consolidated Statements of Operations for the fiscal year ended June 30, 2009.

eStara Transaction

        During the fiscal year ended June 30, 2000, J Net made an investment in eStara, Inc. ("eStara"), a technology-related company that provided conversion and tracking solutions to enhance on-line sales. During fiscal year ended June 30, 2003, J Net's management concluded its ability to recover its investment was remote and wrote down the remaining carrying value to zero. On October 2, 2006, eStara's stockholders approved the acquisition of its stock by Art Technology Group, Inc. (NASDAQ ticker symbol "ARTG"). Under the terms of the agreement, ARTG acquired all of the outstanding common stock, preferred stock, and vested and unvested stock options of eStara.

        In exchange for the eStara preferred shares held, the Company received 2,431,577 common shares of ARTG and $267 thousand in cash. The common shares received from ARTG were subject to a lock-up agreement pursuant to which the shares were released to the Company in equal monthly installments over a period of 12 months, which commenced January 2007.

        During the fiscal year ended June 30, 2008, the Company sold the remaining 1.4 million shares of ARTG and recognized realized gains of approximately $3.7 million. Upon sale, these gains were reclassified from Accumulated other comprehensive income (loss) a separate component of stockholders' equity, to Net realized gains on investments in the Consolidated Statements of Operations.

Fair Value Measurements

        The Company's Other investments, which includes available-for-sale securities, are measured at fair value. Fair values for these investments are determined based upon unadjusted quoted market prices. These investments trade on financial exchanges, with active daily prices.

        The gross unrealized losses from available-for-sale securities were primarily caused by overall weakness in the financial markets and world economy. The securities are expected to recover their value over time. Management has the intent, and ability to hold these investments until such recovery occurs.

        The Company does not hold any derivative instruments or financial liabilities. See Note 8 to the consolidated financial statements for a further discussion on Fair Value Measurements.

Critical Accounting Estimates

        The Company's consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles ("GAAP"). In connection with the preparation of the Company's financial statements, management is required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and disclosure of contingent assets and liabilities. Management bases their assumptions, estimates and judgments on historical experience, current trends and other factors that it feels to be relevant at the time the Company's consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that the Company's financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from the Company's assumptions and estimates, and such differences could be material.

        The Company's significant accounting policies and estimates are discussed in Note 2, Summary of Significant Accounting Policies, of the Notes to the consolidated financial statements, included in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K. Management believes that the following accounting estimates are the most subjective, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of the Company's Board of Directors.

Provision for Income Taxes

        Management's judgment is required in developing the Company's provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against deferred tax assets. The Company has annual limitations on certain acquired net operating losses ("NOLs"). As such, their utilization prior to their expiration cannot be reasonably assured.

Share-Based Compensation:

        The Company issued employee stock options to purchase shares of common stock during the fiscal year ended June 30, 2009. The Company values stock options based upon the Black-Scholes option-pricing model and recognizes this value as an expense over the requisite service period. Implementation of the Black-Scholes option-pricing model requires the Company to make certain assumptions, including expected volatility, risk-free interest rate, expected dividend yield and expected life of the options. The Company utilized assumptions that it believed to be most appropriate at the time of the valuation.

        Management makes certain assumptions when recognizing share-based compensation, net of forfeitures. If actual events were to differ from management's assumptions, differences could potentially be material.

Recently Issued Accounting Standards

New Consolidation Guidance for Variable Interest Entities

        In June 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2009-17. ASU No. 2009-17 amends the guidance on the determination of the primary beneficiary of a Variable Interest Entity ("VIE") from a quantitative model to a qualitative model and requires additional disclosures about an enterprise's involvement in VIEs. Under the new qualitative model, the primary beneficiary must have the power to direct the activities of the VIE and the obligation to absorb losses or the right to receive gains that could be potentially significant to the VIE.

        The Company adopted ASU No. 2009-17 effective January 1, 2010. The adoption of this standard did not have a material effect on its consolidated financial position, results of operations or earnings per share.

Fair Value

        In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurement. ASU 2010-06 adds disclosure requirements about transfers in and out of Levels 1 and 2 and separate disclosures about activity relating to Level 3 measurements and clarifies existing disclosure requirements related to the level of disaggregation and input and valuation techniques. As the update affected disclosures only, the adoption of the update did not have an impact on the Company's consolidated financial statements.

Subsequent Events

        In February 2010, the FASB issued an update to address certain implementation issues related to an entity's requirement to perform and disclose subsequent-events procedures. Effective upon its issuance, the update exempts SEC filers from disclosing the date through which subsequent events have been evaluated. As the update affected disclosures only, the adoption of the update did not have an impact on the Company's consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        In the normal course of business, the Company's financial position is subject to different types of risk, including market risk. Market risk is the risk that the Company will incur losses primarily due to adverse changes in equity prices. Management is responsible for identifying, assessing and managing market and other risks. The following information, together with information included in other parts of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, illustrate the significant characteristics of certain items that have market risk to the Company.

AUM Market Risk

        The Company's predominant exposure to market risk is directly related to its role as an investment adviser for the mutual funds and separate accounts the Company manages. Changes in value of assets managed will impact the level of management and performance fee revenues. Approximately 46% of the Company's revenue is derived from daily net asset values, while the remaining 54% of revenue is derived from market values of AUM at the end of the quarter. Declines in equity security market prices could cause revenues to decline because of lower investment management fees by causing:

  •
  the value of AUM to decrease;

  •
  the returns realized on AUM to decrease, impacting performance fees;

  •
  clients to withdraw funds in favor of investments in markets or products that they perceive to offer greater opportunity.

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

        At June 30, 2010 and June 30, 2009, respectively, the Company performed a sensitivity analysis to assess the potential loss in the fair value of these market-risk sensitive securities. The following table represents the estimated impact on the Company's financial position assuming a hypothetical 10% decline in associated market indices (dollars in thousands):

	Fair Value	Fair Value Assuming 10% Decline(1)	Decrease in Stockholders' Equity(2)
At June 30, 2010:
Available-for-sale securities:
Epoch Global All Cap separate account	$2,377	$2,154	$128
Company-sponsored mutual funds	895	810	49
Equity method:
Epoch Global Absolute Return Fund, LLC	426	398	16

Total Other investments	$3,698	$3,362	$193

At June 30, 2009:
Available-for-sale securities:
Epoch Global All Cap separate account	$2,058	$1,890	$168
Company-sponsored mutual funds	806	737	69
Equity method:
Epoch Global Absolute Return Fund, LLC	388	357	31

Total Other investments	$3,252	$2,984	$268

(1)
The example shown is hypothetical and actual declines in associated market indices may be greater than or less than the 10% shown.

(2)
Investments in the Company-sponsored mutual funds and the Epoch Global All-Cap separate account are classified as available-for-sale securities. Unrealized gains or losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income (loss), net of tax, as a separate component of stockholders' equity until realized. The investment in the Epoch Global Absolute Return Fund, LLC is accounted for using the equity method, under which the Company's share of net realized and unrealized earnings or losses from the limited liability company is reflected in net income. The impact on stockholders' equity at June 30, 2009 incorporates the effect of valuation allowances for income taxes.

Interest Rate Risk

        The Company's AUM is subject to interest rate risk. Changes in both domestic and global interest rates may impact the valuation of equities, and thus the Company's AUM and operating revenues.

        The Company's investment income is sensitive to fluctuation in interest rates. Investment income consists primarily of interest income and realized gains and losses on its investments. During the fiscal year ended June 30, 2010, the Company purchased long-term debt securities. Since it is management's intent to hold these investments until they mature, these investments have been accounted for as held-to-maturity securities. The Company does not hedge its market risk related to these securities and does not intend to do so in the future. The Company believes that a hypothetical change in interest rates of 100 basis points would not have a material impact on its condensed consolidated results of operations, financial condition or cash flows.

        The table that follows provides information about the Company's investment securities held-to-maturity, including expected principal flows for the fiscal years June 30, 2011 through June 30, 2016 and thereafter (dollars in thousands):

	Payments Due in Fiscal Years Ended June 30,
	2011	2012	2013	2014	2015	2016 and Thereafter	Total Principal Cash Flows	Fair Market Value at June 30, 2010
Long-term debt securities	$—	$350	$1,050	$500	$—	$—	$1,900	$2,046
Weighted-average interest rate		1.67%	2.14%	2.66%			2.19%

Cash and Cash Equivalents

        Cash consists of amounts held in checking and money market accounts. Cash equivalents includes highly liquid investments in money market funds consisting of short-term securities of the U.S. government and its agencies with maturities of three months or less when acquired. Cash and cash equivalents are exposed to market risk due to changes in interest rates, which impacts interest income. Cash equivalents are stated at cost, which approximates fair value due to their short maturity.

        The Company monitors the quality of the institution where its cash is deposited, the balance of which, at times, may be in excess of the Federal Deposit Insurance Corporation insurance limits. Presently, the Company neither participates in hedging activities nor does it have any derivative financial instruments.

Item 8.    Financial Statements and Supplementary Data.

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

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        The management of the Company is responsible for establishing and maintaining adequate internal control over the Company's financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in conformity with accounting principles generally accepted in the United States of America and include those policies and procedures that:

  1)
  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

  2)
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

  3)
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

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

        Management has assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2010 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework. Based on that assessment, management has concluded that, as of June 30, 2010, the Company's internal control over financial reporting is effective.

        CF & Co., L.L.P., an independent registered public accounting firm, has issued an attestation report on the effective operation of Epoch Holding Corporation and Subsidiaries' internal control over financial reporting as of June 30, 2010. As stated in their report appearing herein, CF & Co., L.L.P. has expressed an unqualified opinion on the effective operation of internal control over financial reporting as of June 30, 2010.

September 8, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Epoch Holding Corporation and Subsidiaries:

        We have audited the accompanying consolidated balance sheets of Epoch Holding Corporation and Subsidiaries as of June 30, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2010. We also have audited Epoch Holding Corporation and Subsidiaries' internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Epoch Holding Corporation and Subsidiaries' management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management report on internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Epoch Holding Corporation and Subsidiaries as of June 30, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2010, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Epoch Holding Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

CF & Co., L.L.P.

Dallas, Texas
September 8, 2010

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$36,447	$37,055
Accounts receivable	11,156	7,523
Deferred income taxes, net—(Note 16)	861	528
Security deposits	462	—
Prepaid and other current assets	1,011	1,046

Total current assets	49,937	46,152
Property and equipment, net of accumulated depreciation of $2,454 and $1,803, respectively—(Note 5)	2,187	1,275
Security deposits	770	1,119
Deferred income taxes, net—(Note 16)	4,110	3,209
Held-to-maturity securities, at amortized cost (fair value of $2,046)—(Note 6)	2,001	—
Other investments, at fair value (cost of $3,856 and $3,559, respectively)—(Note 7)	3,698	3,252

Total assets	$62,703	$55,007

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities—(Note 9)	$929	$636
Accrued compensation and benefits	5,041	3,573
Subtenant security deposit	238	—
Income taxes payable	32	46

Total current liabilities	6,240	4,255
Deferred rent	848	728
Subtenant security deposit	—	234

Total liabilities	7,088	5,217

Commitments and contingencies—(Note 10)
Stockholders' equity:
Common stock, $0.01 par value per share, 60,000,000 shares authorized; 23,269,262 issued and 22,786,861 outstanding at June 30, 2010 and 22,502,992 issued and 22,198,811 outstanding at June 30, 2009, respectively	233	225
Additional paid-in capital	56,893	50,848
Retained earnings	2,668	1,256
Accumulated other comprehensive loss, net of tax	(223)	(307)
Treasury stock, at cost, 482,401 and 304,181 shares, respectively—(Note 11)	(3,956)	(2,232)

Total stockholders' equity	55,615	49,790

Total liabilities and stockholders' equity	$62,703	$55,007

The accompanying notes are an integral part of these consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Years Ended June 30,
	2010	2009	2008
Operating Revenues:
Investment advisory and management fees	$52,546	$30,561	$33,634
Performance fees	814	624	172

Total operating revenues	53,360	31,185	33,806

Operating Expenses:
Employee related costs (excluding share-based compensation)	20,775	15,919	17,711
Share-based compensation	5,137	4,496	4,176
Occupancy and technology	3,723	3,024	3,130
Professional fees and services	2,839	2,211	2,481
General and administrative	2,079	1,653	2,034
Depreciation and amortization	651	434	420

Total operating expenses	35,204	27,737	29,952

Operating Income	18,156	3,448	3,854
Other Income:
Net realized gains on investments—(Note 15)	187	4,084	4,169
Interest and other income	783	1,026	1,880

Total other income	970	5,110	6,049

Income Before Income Taxes	19,126	8,558	9,903
Provision for income taxes—(Note 16)	7,481	2,698	867

Net Income	11,645	5,860	9,036
Preferred stock dividends	—	—	460

Net income available to common stockholders for basic earnings per share	$11,645	$5,860	$8,576

Earnings Per Share:—(Note 17)
Basic	$0.52	$0.26	$0.42

Diluted	$0.52	$0.26	$0.41

Weighted-Average Shares Outstanding:
Basic	22,397	22,133	20,181

Diluted	22,545	22,133	21,911

Cash dividends declared and paid per share	$0.46	$0.24	$0.075

The accompanying notes are an integral part of these consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED JUNE 30, 2010, 2009 AND 2008

(dollars and shares in thousands)

	Preferred Stock Series A Convertible
			Common Stock			Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock
					Additional Paid-in Capital					Total Stockholders' Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balances at June 30, 2007	10	$10	19,935	$199	$39,089	$(6,357)	$2,502	—	$—	$35,443
Net income	—	—	—	—	—	9,036	—	—	—	9,036
Net unrealized gains on available-for-sale securities, net of tax	—	—	—	—	—	—	864	—	—	864
Reclassification of realized gains included in net income, net of tax	—	—	—	—	—	—	(3,594)	—	—	(3,594)

Comprehensive income										6,306
Issuance and forfeitures of restricted share awards	—	—	364	4	331	—	—	—	—	335
Amortization of share-based compensation	—	—	—	—	3,841	—	—	—	—	3,841
Preferred stock dividends	—	—	—	—	—	(460)	—	—	—	(460)
Common stock dividends, $0.075 per share	—	—	—	—	—	(1,521)	—	—	—	(1,521)
Income tax benefit from dividends paid on unvested shares	—	—	—	—	43	—	—	—	—	43
Net sales/purchases of shares for employee withholding	—	—	—	—	(133)	—	—	—	—	(133)
Repurchase of common shares	—	—	(9)	—	—	—	—	9	(83)	(83)
Excess income tax benefit from vesting of restricted shares	—	—	—	—	1,574	—	—	—	—	1,574

Balances at June 30, 2008	10	10	20,290	203	44,745	698	(228)	9	(83)	45,345
Net income	—	—	—	—	—	5,860	—	—	—	5,860
Net unrealized losses on available-for-sale securities, net of tax	—	—	—	—	—	—	(915)	—	—	(915)
Reclassification of realized losses included in net income, net of tax	—	—	—	—	—	—	836	—	—	836

Comprehensive income										5,781
Issuance and forfeitures of restricted share awards	—	—	536	5	295	—	—	—	—	300
Amortization of share-based compensation	—	—	—	—	4,196	—	—	—	—	4,196
Conversion of preferred stock—(Note 12)	(10)	(10)	1,667	17	(7)	—	—	—	—	—
Common stock dividends, $0.24 per share—(Note 19)	—	—	—	—	—	(5,302)	—	—	—	(5,302)
Income tax benefit from dividends paid on unvested shares	—	—	—	—	112	—	—	—	—	112
Net sales/purchases of shares for employee withholding	—	—	(31)	—	(203)	—	—	31	(207)	(410)
Repurchase of common shares	—	—	(264)	—	—	—	—	264	(1,942)	(1,942)
Excess income tax benefit from vesting of restricted shares	—	—	—	—	1,710	—	—	—	—	1,710

Balances at June 30, 2009	—	—	22,198	225	50,848	1,256	(307)	304	(2,232)	49,790
Net income	—	—	—	—	—	11,645	—	—	—	11,645
Net unrealized gains on available-for-sale securities, net of tax	—	—	—	—	—	—	199	—	—	199
Reclassification of realized gains included in net income, net of tax	—	—	—	—	—	—	(115)	—	—	(115)

Comprehensive income										11,729
Issuance and forfeitures of restricted share awards	—	—	702	7	821	—	—	—	—	828
Amortization of share-based compensation	—	—	—	—	4,309	—	—	—	—	4,309
Common stock dividends, $0.46 per share—(Note 19)	—	—	—	—	—	(10,233)	—	—	—	(10,233)
Income tax benefit from dividends paid on unvested shares	—	—	—	—	174	—	—	—	—	174
Exercise of stock options	—	—	65	1	277	—	—	—	—	278
Net sales/purchases of shares for employee withholding	—	—	31	—	25	—	—	(31)	207	232
Repurchase of common shares	—	—	(209)	—	—	—	—	209	(1,931)	(1,931)
Excess income tax benefit from vesting of restricted shares	—	—	—	—	439	—	—	—	—	439

Balances at June 30, 2010	—	$—	22,787	$233	$56,893	$2,668	$(223)	482	$(3,956)	$55,615

The accompanying notes are an integral part of these consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended June 30,
	2010	2009	2008
Cash flows from operating activities:
Net income	$11,645	$5,860	$9,036
Adjustments to reconcile net income to net cash provided by operating activities:
Benefit from deferred income taxes	(1,300)	(622)	(3,115)
Share-based compensation	5,137	4,496	4,176
Depreciation and amortization	651	434	420
Net realized gains on investments	(187)	(3,889)	(4,169)
Equity in net (income)/loss from limited liability company	(38)	90	22
Amortization of bond premiums	34	—	—
Excess income tax benefit from vesting of restricted shares	(439)	(1,710)	(1,574)
Income tax benefit from payment of dividends on unvested shares	(174)	(112)	(43)
(Increase)/decrease in operating assets:
Accounts receivable	(3,633)	(1,132)	(98)
Prepaid and other current assets	35	(591)	11
Increase/(decrease) in operating liabilities:
Accounts payable and accrued liabilities	293	(248)	(17)
Accrued compensation and benefits	1,468	(2,057)	3,820
Income taxes payable	599	421	2,965
Deferred rent	120	(85)	(85)

Net cash provided by operating activities	14,211	855	11,349

Cash flows from investing activities:
Purchases of held-to-maturity securities	(2,434)	—	—
Proceeds from redemption of held-to-maturity securities	400	—	—
Capital expenditures	(1,563)	(20)	(96)
Investments in Company-sponsored products and other investments, net	(78)	(311)	(3,616)
Security deposits, net	(109)	(11)	(25)
Proceeds from other transactions	6	4,938	375
Purchases and sales of short-term investments, net	—	—	21,850
Proceeds from sales of marketable securities	—	—	5,082

Net cash (used in)/provided by investing activities	(3,778)	4,596	23,570

Cash flows from financing activities:
Common stock dividends	(10,233)	(5,302)	(1,521)
Repurchase of common shares, net	(1,724)	(2,149)	(83)
Excess income tax benefit from vesting of restricted shares	439	1,710	1,574
Income tax benefit from payment of dividends on unvested shares	174	112	43
Proceeds from stock option exercises	278	—	—
Net gain/(loss) on sale of shares for employee withholding	25	(203)	(133)
Preferred stock dividends	—	—	(460)

Net cash used in financing activities	(11,041)	(5,832)	(580)

Net (decrease)/increase in cash and cash equivalents during year	(608)	(381)	34,339
Cash and cash equivalents at beginning of year	37,055	37,436	3,097

Cash and cash equivalents at end of year	$36,447	$37,055	$37,436

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$7,827	$3,361	$1,016

Supplemental disclosures of non-cash investing activities:
Net change in unrealized gains/(losses) on available-for-sale securities, net of tax	$84	$(79)	$(2,730)

The accompanying notes are an integral part of these consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization

        Epoch Holding Corporation ("Epoch" or the "Company"), a Delaware corporation, is a holding company whose sole line of business is investment advisory and investment management services. The operations of the Company are conducted through its wholly-owned subsidiary, Epoch Investment Partners, Inc. ("EIP"). EIP is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"). EIP provides investment advisory and investment management services to clients including corporations, mutual funds, endowments, foundations and high net worth individuals. Headquartered in New York City, the Company's current product offerings include U.S. All Cap Value, U.S. Value, U.S. Smid (small/mid) Cap Value, U.S. Small Cap Value, U.S. Choice, Global Small Cap, Global Absolute Return, Global Choice, International Small Cap, Balanced, and Global Equity Shareholder Yield.

        Unless specifically stated otherwise, references to FY 2010, FY 2009 and FY 2008 refer to the fiscal years ended June 30, 2010, June 30, 2009, and June 30, 2008, respectively.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation:

        The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates:

        The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions impact the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the dates of these consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

Property and Equipment:

        The costs of leasehold improvements are capitalized and such costs are amortized on a straight-line basis over the shorter of their estimated useful lives or lease terms, excluding option periods if any, as applicable. All other capital assets are recorded at cost and such costs are depreciated on a straight-line basis over their estimated useful lives.

        Repairs and maintenance costs are charged to expense as incurred. Upon sale or disposition of property and equipment, the cost and related accumulated depreciation amounts are removed from the accounts and any resulting gain or loss is recognized.

Other Investments and Held-to-Maturity Securities:

  Investments in Company Products

        The Company holds investments in four Company co-branded mutual funds—the MainStay Epoch Global Equity Yield Fund ("EPSYX"), the MainStay Epoch Global Choice Fund ("EPACX"), the MainStay Epoch International Small Cap Fund ("EPIEX"), and the MainStay Epoch U.S. Equity Fund

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

("EPLCX"). The Company also holds investments in the Epoch Global Absolute Return Fund, LLC and in a separate account of Epoch's Global All Cap product. The Company intends to hold these investments for a period in excess of one year.

        The investments in the Company's co-branded mutual funds and the separate account of Epoch's Global All Cap product are accounted for as available-for-sale securities. Any resulting change in market value is recorded as unrealized gain or loss, net of tax, in Accumulated other comprehensive income/(loss), a separate component of stockholders' equity. Realized gains and losses from the available-for-sale securities are included in Other income in the Consolidated Statements of Operations using the specific identification method.

        EIP is also the managing member of the Epoch Global Absolute Return Fund, LLC, whose underlying assets consist of marketable securities. The Company's investment in this entity is accounted for using the equity method, under which EIP's share of the net earnings or losses from the limited liability company is reported in Other income in the Consolidated Statements of Operations as earned and any distributions are reflected as reductions from the investment.

  Held-to-Maturity Securities

        During the fiscal year ended June 30, 2010, the Company purchased long-term debt securities yielding higher interest rates than money market instruments. Since management has the intent and ability to hold these securities until they mature, these investments have been accounted for as held-to-maturity investments. The investments are carried at amortized cost. Premiums and discounts on investments in debt securities are amortized over the contractual lives of these securities. The method of amortization results in a constant effective yield on these securities. Interest on debt securities is recognized in Other income in the Consolidated Statement of Operations as earned.

  Impairments

        The Company periodically reviews the carrying value of its investments for impairment by evaluating the nature, duration and extent of any decline in fair value. If the decline in value is determined to be other-than-temporary, the carrying value of the investment is written down to fair value through earnings. No impairment charges have been recognized during the years presented.

Financial Instruments that Approximate Fair Value:

  Cash and Cash Equivalents

        Cash consists of amounts held in checking and money market accounts. Cash equivalents include highly liquid investments in money market funds consisting of short-term securities of the U.S. government and its agencies with maturities of three months or less when acquired. Cash equivalents are stated at cost, which approximates fair value due to their short maturity.

  Security Deposits

        Security deposits are funds held in certificates of deposit as required by the lessors of the Company's leased and subleased office premises. These investments mature, and are renewed, in one-year intervals, and accordingly are valued at cost plus accrued interest, which approximates fair value.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

Treasury Stock:

        Treasury stock is accounted for under the cost method and is included as a deduction from equity in the Stockholders' Equity section of the Consolidated Balance Sheets. Upon any subsequent resale, the treasury stock account is reduced by the cost of such stock using the specific identification method.

Revenue Recognition:

  Investment Advisory and Management Fees

        Investment advisory and management fees are recognized as services are provided, pursuant to specific terms contained in advisory or sub-advisory contracts between EIP and its clients. Such contracts call for revenue to be determined as a percentage of AUM. Separate account fees are billed on a quarterly basis, in arrears, generally based on the account's asset value at the end of the quarter. Fees for services performed for mutual funds under advisory and sub-advisory contracts are calculated based upon the daily net asset values of the respective fund, and are generally received in arrears. Advance payments, if received, are deferred and recognized during the periods for which services are provided.

  Performance Fees

        The Company also has certain contracts which allow the Company to earn performance fees in the event that investment returns meet or exceed targeted amounts specified in the contracts. Revenues for these incentives are recognized only when such performance targets are met or exceeded at the end of the measurement period. Due to the inability to forecast financial markets, no revenues are recognized until the measurement period ends, even when investment returns are exceeding the contractual targets within the measurement period.

Share-Based Compensation:

        Share-based compensation costs are charged against income ratably over the requisite service period for the related equity award, with the initial charge generally recorded in the first full month following the grant.

        The Company has issued restricted stock to both employees and directors of the Company, and issued options to purchase shares of stock to employees of the Company, in accordance with the Amended and Restated 2004 Omnibus Long-Term Incentive Compensation Plan. Share-based payments are accounted for using the fair value method. The fair value of the Company's restricted stock awards is based on the closing price of the Company's common stock at the grant date.

        The Company values stock options based upon the Black-Scholes option-pricing model. Implementation of the Black-Scholes option-pricing model requires the Company to make certain assumptions, including expected volatility, risk-free interest rate, expected dividend yield and expected life of the options. The Company utilized assumptions that it believed to be most appropriate at the time of the valuation. The Company has historically issued new shares to satisfy the option rights upon exercise.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

Leases:

        Rentals under operating leases, where the lessor retains substantially all the risks and benefits of ownership of the asset, are charged evenly to expense over the lease term. Benefits received and receivable, as an incentive to enter an operating lease, are also spread evenly over the lease term.

Income Taxes:

        Deferred tax assets and liabilities arising from temporary differences between book and tax basis are recognized using the enacted statutory tax rates and laws that will be in effect when such differences are expected to reverse. Deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years. Deferred tax liabilities are recognized for temporary differences that will result in taxable income in future years. The Company records a reduction in deferred tax assets if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

        Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The future realization of the Company's deferred tax assets depends upon the availability of sufficient future taxable income. In making this determination, the Company considers all available positive and negative evidence. The Company considers, among other things, the overall business environment, the Company's historical earnings, and industry outlook.

        The Company accounts for any uncertain tax position, should one arise, by reporting a liability for an unrecognized tax benefit resulting from an uncertain tax position taken or expected to be taken in a tax return. Any potential interest and penalty associated with a tax contingency, should one arise, would be included as a component of income tax expense in the period in which the assessment arises. The Company did not have any uncertain tax positions for any of the years presented.

        Excess income tax benefits and shortfalls related to share-based compensation are recognized as additional paid-in capital. If the Company does not have additional paid-in capital credits (cumulative tax benefits recorded to additional paid-in capital), the Company will record an expense for any deficit between recorded tax benefits and tax return benefit. At June 30, 2010, the Company had sufficient excess additional paid-in capital credits to absorb potential deficits between recorded tax benefits and tax return benefits (see Note 16).

Earnings Per Common Share:

        Basic earnings per share ("EPS") is calculated by dividing net earnings applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect, if any, of the common stock deliverable pursuant to stock options or, for the fiscal year ended June 30, 2008, the common stock then issuable upon the conversion of the convertible preferred stock.

Comprehensive Income:

        Total comprehensive income is reported in the Consolidated Statement of Changes in Stockholders' Equity and includes net income and, for investment securities available-for-sale, the

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

change in unrealized gains/ (losses), net of tax, and the reclassification of realized gains/ (losses), net of tax, to net income.

Dividends to Shareholders:

        Dividends to shareholders are recognized on the declaration date. Dividends are declared and paid on a quarterly basis. The Company has also, from time to time, declared a special dividend during the year. The Company may change its dividend policy at any time.

Reclassifications:

        Certain items previously reported have been reclassified to conform to the current year presentation.

Recently Issued Accounting Standards:

  New Consolidation Guidance for Variable Interest Entities

        In June 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2009-17. FASB ASU No. 2009-17 amends the guidance on the determination of the primary beneficiary of a Variable Interest Entity ("VIE") from a quantitative model to a qualitative model and requires additional disclosures about an enterprise's involvement in VIEs. Under the new qualitative model, the primary beneficiary must have the power to direct the activities of the VIE and the obligation to absorb losses or the right to receive gains that could be potentially significant to the VIE.

        The Company adopted FASB ASU No. 2009-17 effective January 1, 2010. The adoption of this standard did not have a material effect on its consolidated financial position, results of operations or earnings per share.

  Fair Value

        In January 2010, the FASB issued FASB ASU 2010-06, Improving Disclosures about Fair Value Measurement. FASB ASU 2010-06 adds disclosure requirements about transfers in and out of Levels 1 and 2 and separate disclosures about activity relating to Level 3 measurements and clarifies existing disclosure requirements related to the level of disaggregation and input and valuation techniques. As the update affected disclosures only, the adoption of the update did not have an impact on the Company's consolidated financial statements.

  Subsequent Events

        In February 2010, the FASB issued an update to address certain implementation issues related to an entity's requirement to perform and disclose subsequent-events procedures. Effective upon its issuance, the update exempts SEC filers from disclosing the date through which subsequent events have been evaluated. As the update affected disclosures only, the adoption of the update did not have an impact on the Company's consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Financial Instruments with Concentration of Credit Risk

        The financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, held-to-maturity investments and other investments. Epoch invests its cash and cash equivalents with high-credit quality financial institutions in amounts, which, at times, may be in excess of the Federal Deposit Insurance Corporation insurance limits. Due to the high quality of the Company's cash equivalents, held-to-maturity investments and other investments, the Company has not experienced any losses related to these to date. The Company has not had any off-balance sheet arrangements for any of the years presented.

Note 4—Accounts Receivable

        The Company's accounts receivable balances do not include an allowance for doubtful accounts for the periods presented and there have been no bad debt expenses recognized during the fiscal years ended June 30, 2010, 2009 and 2008, respectively. Management believes these receivables are fully collectible.

  Significant Customers

        The Company's client base consists of a large number of geographically diverse clients across many industries. At June 30, 2010, New York Life Investment Management, through the MainStay Epoch Funds and other funds sub-advised by EIP (See Note 10, Strategic Relationship), comprised 12% of our accounts receivable balance at June 30, 2010, while CI Investments Inc. ("CI"), a Canadian-owned investment management company, accounted for 11%. All of these balances were collected subsequent to year-end.

        For the fiscal year ended June 30, 2010, New York Life Investment Management accounted for approximately 16% of consolidated operating revenues, while CI accounted for approximately 9%. During the year ended June 30, 2009, CI and Genworth Financial Asset Management, Inc. ("Genworth"), an investment adviser, through its investments in the Epoch Funds and separate account mandates, each accounted for approximately 13% of consolidated operating revenues.

        During fiscal year ended June 30, 2008, CI accounted for approximately 16% of consolidated operating revenues while Genworth accounted for approximately 25%.

Note 5—Property and Equipment

        Property and equipment is reported at cost, net of accumulated depreciation and amortization. The following table reflects the gross and net components of property and equipment as of June 30, 2010 and 2009 (in thousands):

		June 30, 2010		June 30, 2009
	Estimated useful life—in years
		Cost	Net	Cost	Net
Leasehold improvements	3 - 10	$3,035	$1,771	$1,869	$982
Equipment and office furniture	3 - 7	1,169	322	883	274
Purchased software	1 - 3	437	94	326	19

Total property and equipment		$4,641	$2,187	$3,078	$1,275

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Held-to-Maturity Securities

        The Company's investment securities classified as held-to-maturity consist of long-term debt securities. These investments are carried at amortized cost. Gross unrealized gains and losses, and fair value of these securities at June 30, 2010 are as follows (in thousands):

		Gross Unrealized
	Amortized Cost			Fair Value
		Gains	Losses
Held-to-maturity securities	$2,001	$45	$—	$2,046

        The fair value of investments in held-to-maturity securities is valued under the market approach through the use of quoted prices for similar investments in active markets.

        During the fiscal year ended June 30, 2010, a $0.4 million security was called by the issuer, at cost. As such, no gain or loss was recognized.

        The contractual maturities of the investment securities classified as held-to-maturity at June 30, 2010 are as follows (in thousands):

Contractual Maturities	Amortized Cost	Fair Value
> 1 - 3 years	$1,476	$1,504
> 3 - 5 years	525	542

Total	$2,001	$2,046

Note 7—Other Investments

        The Company's Other investments at June 30, 2010 and 2009 are summarized as follows (in thousands):

	June 30, 2010				June 30, 2009
		Gross Unrealized				Gross Unrealized
				Fair Value				Fair Value
	Cost	Gains	Losses		Cost	Gains	Losses
Available-for-sale securities:
Epoch Global All Cap separate account	$2,297	$185	$(105)	$2,377	$2,072	$128	$(142)	$2,058
Company-sponsored mutual funds	1,133	34	(272)	895	1,099	34	(327)	806

Total available-for-sale securities	3,430	219	(377)	3,272	3,171	162	(469)	2,864
Equity method investment:
Epoch Global Absolute Return Fund, LLC	426	—	—	426	388	—	—	388

Total Other investments	$3,856	$219	$(377)	$3,698	$3,559	$162	$(469)	$3,252

        The unrealized losses for each fiscal year presented have been unrealized for twelve months or more. Management has reviewed its investment securities for other-than-temporary impairment in accordance with its accounting policy outlined in Note 2. Based on management's assessment, the Company does not believe that the declines are other-than-temporary for all fiscal years presented. The

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Other Investments (Continued)

gross unrealized losses from available-for-sale securities were primarily caused by overall weakness in the financial markets and world economy. The securities are expected to recover their value over time and management has the intent and ability to hold these investments until such recovery occurs. Unrealized gains or losses from available-for-sale securities are recorded in Other comprehensive income/ (loss), net of tax, as a separate component of stockholders' equity, until realized.

        Proceeds as well as realized gains and losses from investments classified as available-for-sale are as follows (in thousands):

	June 30, 2010			June 30, 2009			June 30, 2008
		Gross Realized			Gross Realized			Gross Realized
	Proceeds	Gains	Losses	Proceeds	Gains	Losses	Proceeds	Gains	Losses
Available-for-sale securities:
Epoch Global All Cap separate account	$3,130	$357	$(176)	$2,577	$2	$(850)	$956	$27	$(186)
Company-sponsored mutual funds	22	22	—	12	12	—	64	64	—
Marketable securities(1)	—	—	—	—	—	—	5,014	3,689	—

Total available-for-sale securities	$3,152	$379	$(176)	$2,589	$14	$(850)	$6,034	$3,780	$(186)

(1)
See Note 15 for further details.

        Realized gains and losses from available-for-sale securities are included in Other income in the Consolidated Statements of Operations using the specific identification method.

Note 8—Fair Value Measurements

        The Company has established a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the reported date. The three levels are defined as follows:

  •
  Level 1—quoted prices in active markets are available for identical assets or liabilities as of the reported date.

  •
  Level 2—quoted prices in markets that are not active or other pricing inputs that are either directly or indirectly observable as of the reported date.

  •
  Level 3—prices or valuation techniques that are both significant to the fair value measurement and unobservable as of the reported date. These financial instruments do not have active markets and are measured using management's best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

        An asset's or liability's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Fair Value Measurements (Continued)

  Other Investments

        Other investments consist of investments in Company-sponsored investment vehicles, including mutual funds, an investment product separate account, and a limited liability company.

        The investments in the mutual funds and in the separate account are accounted for as available-for-sale investments and valued under the market approach through the use of unadjusted quoted market prices available in an active market and are classified within Level 1 of the valuation hierarchy. The fair market value of these investments at June 30, 2010 was $3.3 million.

        The following table presents, for each of the hierarchy levels previously described, the Company's assets that are measured at fair value as of June 30, 2010 and 2009, respectively (in thousands):

	June 30, 2010				June 30, 2009
	Fair Value Measurements	Level 1	Level 2	Level 3	Fair Value Measurements	Level 1	Level 2	Level 3
Other investments:
Available-for-sale	$3,272	$3,272	$—	$—	$2,864	$2,864	$—	$—

        There were no transfers into or out of the Level 1, 2 and 3 categories in the fair value measurement hierarchy for the fiscal years ended June 30, 2010 and 2009, respectively.

        The investment in the Epoch Global Absolute Return Fund, LLC is accounted for under the equity method, whereby the Company records its percentage share of realized and unrealized earnings or losses in the Consolidated Statement of Operations. Consequently, this investment is not recorded at fair value. The carrying value of this investment was $0.4 million at both June 30, 2010 and June 30, 2009.

        The Company did not hold any financial liabilities measured at fair value at June 30, 2010 or June 30, 2009.

Note 9—Accounts Payable and Accrued Liabilities

        Accounts payable and accrued liabilities consisted of the following (in thousands):

	June 30,
	2010	2009
Trade accounts payable	$215	$158
Accrued professional fees	142	115
Accrued expenses and other	572	363

Total accounts payable and accrued liabilities	$929	$636

Note 10—Commitments and Contingencies

Employment Agreements:

        Besides the employment contract with the Company's Chief Executive Officer dated November 28, 2007, there are no employment contracts with any other officer or employee of the Company. There

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Commitments and Contingencies (Continued)

are written agreements with certain employees, which provide for sales commissions or bonuses, subject to the attainment of certain performance criteria or continuation of employment. Such commitments under the various agreements total approximately $1.6 million at June 30, 2010. Of this amount, approximately $0.6 million is included in accrued compensation and benefits in the Consolidated Balance Sheet at June 30, 2010. An additional $0.4 million will be accrued during the fiscal year ending June 30, 2011. Approximately $0.6 million represents restricted stock awards to be issued during the fiscal year ending June 30, 2011.

Strategic Relationship:

        On July 9, 2009, EIP entered into a strategic relationship with New York Life Investments, whereby the MainStay Group of Funds adopted the Company's family of mutual funds (the "Epoch Funds"). The transaction was approved by the Board of Directors of the Epoch Funds and subsequently approved by the shareholders of the Epoch Funds at a special meeting on October 30, 2009. The adoption of the Epoch Funds by New York Life Investments' MainStay Group of Funds was completed in November 2009. EIP continues to be responsible for the day-to-day investment management of the funds through a sub-advisory relationship, while MainStay Investments ("MainStay"), the retail distribution arm of New York Life Investments, is responsible for the distribution and administration of the funds. Each former Epoch Fund is now co-branded as a "MainStay Epoch" Fund.

        In addition to an existing sub-advisory relationship between EIP and New York Life Investments for certain funds, and the adoption of the Epoch Funds indicated above, EIP and New York Life Investments have entered into an arrangement wherein, among other things, EIP and an affiliate of New York Life Investments have established a distribution and administration relationship with respect to certain separately managed account and unified managed account products, and for a period of three years New York Life Investments agrees to pay certain additional base fees and meet minimum distribution targets.

Legal Matters:

        From time to time, the Company or its subsidiaries may become parties to claims, legal actions and complaints arising in the ordinary course of business. Management is not aware of any claims which would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Investment Management Contracts:

        Most of the Company's revenues are derived pursuant to written investment advisory and management agreements. These agreements may be terminated by either party with notice or terminated in the event of an "assignment" (as defined in the Investment Company Act of 1940, as amended (the "1940 Act")). Generally, any change in control of the Company would constitute an "assignment" under the 1940 Act. Additionally, mutual fund agreements generally must be approved and renewed annually.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Commitments and Contingencies (Continued)

Leases:

        The Company's headquarters and operations are located at 640 Fifth Avenue, New York, New York. Business is conducted at a location with approximately 20,000 square feet under long-term leases that expire in September 2015.

        The Company is also the primary party to another lease in New York City, with approximately 8,500 square feet, which expires in November 2010. In January 2002, a sublease agreement was executed with an unrelated third party for this property. While the Company remains responsible under terms of the original lease, the subtenant has assumed those responsibilities and is performing its obligations under the sublease agreement. This sublease expired in August 2010.

        Rental expenses incurred by the Company were $1.8 million for the fiscal year ended June 30, 2010, while rental expenses for each of the fiscal years ended June 30, 2009 and 2008 were $1.4 million. Rental income under the sublease, net of profit sharing expenses with the primary landlord, was $0.5 million for each of the fiscal years ended June 30, 2010, 2009, and 2008, respectively.

        The following table outlines the minimum annual office lease obligations of the Company and related sublease receipts (in thousands):

For the Years Ending June 30,	Gross	Sublease Receipts	Net Commitments
2011	$1,614	$(96)	$1,518
2012	1,427	—	1,427
2013	1,427	—	1,427
2014	1,427	—	1,427
2015	1,427	—	1,427
2016 and thereafter	357	—	357

Total minimum lease payments (receipts)	$7,679	$(96)	$7,583

Note 11—Treasury Stock

Share Repurchase Plan:

        On June 24, 2008, the Company's Board of Directors approved the repurchase of up to a maximum of 250,000 shares. The repurchase plan called for the repurchases to be made in the open market and/or in privately negotiated transactions from time to time in compliance with applicable laws, rules and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to prevailing market and business conditions. The plan did not obligate the Company to purchase any particular number of shares, and could be suspended or discontinued at any time. The Company completed this repurchase in February 2009.

        In March 2009, the Company's Board of Directors authorized the Company to repurchase up to an additional 250,000 shares, pursuant to the same conditions, except the repurchase plan does not contain an expiration date. In December 2009 the Company's Board of Directors approved the repurchase of an additional 300,000 shares.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Treasury Stock (Continued)

        As of June 30, 2010, the Company has repurchased a cumulative total of 482,401 shares and has 317,599 shares remaining for repurchase under the existing repurchase plan. The table below presents annual shares repurchased and the average price per share:

For the Years Ended June 30,
2010		2009		2008
Shares Repurchased	Weighted- Average Price per Share	Shares Repurchased	Weighted- Average Price per Share	Shares Repurchased	Weighted- Average Price per Share
209,601	$9.21	263,900	$7.36	8,900	$9.25

        All shares repurchased are shown as Treasury stock at cost, in the Stockholders' equity section of the Consolidated Balance Sheets.

Employee Tax Withholding:

        To satisfy statutory employee tax withholding requirements related to the vesting of common shares, the Company purchases from employees shares relinquished by employees to satisfy employee tax withholding obligations. The Company may subsequently resell these acquired shares in the open market or include them as part of the shares repurchased under the stock repurchase plan. At June 30, 2010, there were no shares held by the Company for resale in the open market related to employee tax withholdings. Any resulting gain or loss on resale is accounted for as an adjustment to Additional paid-in capital.

Note 12—Preferred Stock

        On November 6, 2006, the Company entered into a Securities Purchase Agreement with General American Investors Company, Inc. ("GAM" or the "Purchaser"), whereby GAM invested $10 million in Epoch and Epoch issued GAM 10,000 shares of Series A Convertible Preferred Stock (the "Preferred Stock").

        The Preferred Stock had an annual cumulative cash dividend of 4.60%, payable semi-annually on June 30 and December 31, commencing December 31, 2006. These securities were convertible, in whole or in part at any time, into shares of the Company's common stock at a fixed conversion price of $6.00 per share, or 1,666,667 common shares in total.

        The holder of the Preferred Stock had voting rights equivalent to the holders of the Company's common stock, and was entitled to vote on an as-converted basis (1,666,667 shares) with the holders of the common stock together as a single class. The Preferred Stock also provided for customary preference upon liquidation, as defined in the Certificate of Designation.

        On July 1, 2008, GAM converted the Preferred Stock to 1,666,667 shares of Common Stock. Accordingly, the Preferred Stock has been cancelled and the conversion eliminated GAM's rights to receive the semi-annual dividends on the Preferred Stock.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Long-Term Incentive Compensation

        The Company has one share-based compensation plan, the Amended and Restated 2004 Omnibus Long-Term Incentive Compensation Plan (the "2004 Plan"), under which awards can be currently issued, and two expired share-based compensation plans with stock options, all of which were exercised or expired by June 30, 2010.

        Share-based compensation costs for such plans were $5.1 million, $4.5 million, and $4.2 million for the fiscal years ended June 30, 2010, 2009, and 2008, respectively. The total income tax benefit recognized in the Consolidated Statements of Operations for share-based compensation arrangements was $1.9 million, $1.9 million, and $1.8 million for the fiscal years ended June 30, 2010, 2009, and 2008, respectively.

2004 Omnibus Long-Term Incentive Compensation Plan:

        At the annual meeting of shareholders on November 18, 2004, stockholders approved the 2004 Plan which allowed the Company to issue 3,000,000 shares of common stock subject to stock options, restricted stock awards or other share-based compensation. At the annual meeting of shareholders on December 4, 2008, stockholders approved an amendment to the 2004 Plan to increase the number of shares of Common Stock available for issuance under the 2004 Plan by 2,500,000 shares. The 2004 Plan terminates at the earliest of (a) the time no shares remain available for issuance under the 2004 Plan, (b) the 2004 Plan is terminated by the Board, or (c) the tenth anniversary of the Effective Date. Awards outstanding upon expiration of the 2004 Plan remain in effect until they have been exercised or terminated, or have expired.

        Restricted stock awards issued to employees under the 2004 Plan vest at the rate of 12.5% immediately and remaining amounts vest at the rate of 12.5%, 25%, and 50% upon the completion of the first, second, and third years of service, respectively. Restricted stock awards issued to non-employee directors under the 2004 Plan vest fully in one year. Stock options issued to employees under the 2004 Plan vest ratably over the three years from the grant date and have a 7-year contractual term. Neither employee nor director share awards are subject to performance-based accelerated vesting.

        As of June 30, 2010 there were 3,618,188 shares issued under the 2004 Plan. There were 572,448 stock options outstanding and an additional 1,309,364 shares remain available for issuance under the 2004 Plan.

  Restricted Stock Awards

        The Company granted 673,484 shares of restricted stock awards to employees during the fiscal year ended June 30, 2010 under the Company's 2004 Plan at a weighted-average price of $10.20. During fiscal years ended June 30, 2009 and 2008, a total of 575,066 and 491,528 shares, respectively, were granted at weighted-average prices of $8.17 and $11.47 per share, respectively.

        Non-employee directors received $60,000 for their services for the fiscal year ended June 30, 2010, and $80,000 for each of the fiscal years ended June 30, 2009, and 2008. Non-employee director compensation was paid with a minimum of $40,000 in stock for the fiscal year ended June 30, 2010 and a minimum of $60,000 in stock for each of the fiscal years ended June 30, 2009 and 2008, at the election of the director. Total shares granted to non-employee directors for fiscal year ended June 30, 2010 were 43,459 shares at a weighted-average price of $8.91. Total shares granted to non-employee

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Long-Term Incentive Compensation (Continued)

directors for fiscal years ended June 30, 2009 and 2008 were 38,620 shares and 35,604 shares, respectively, at weighted-average prices of $9.10 and $13.39, respectively.

        A summary of the Company's nonvested shares under the 2004 Plan as of June 30, 2010, 2009, and 2008 respectively, as well as changes during those years is presented below (shares in thousands):

	For the Years Ended June 30,
	2010		2009		2008
	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at beginning of the year	1,111	$8.42	1,228	$7.34	1,456	$5.20
Granted under the 2004 Plan	717	10.13	613	8.23	527	11.60
Shares vested	(580)	7.79	(653)	6.13	(592)	5.55
Forfeited	(15)	8.39	(77)	9.10	(163)	8.57

Nonvested at end of the year	1,233	$9.71	1,111	$8.42	1,228	$7.34

        As of June 30, 2010, there was $7.7 million of unrecognized compensation costs related to nonvested restricted stock awards granted under the 2004 Plan, which is expected to be recognized over a weighted-average period of 2.2 years. The total fair value of restricted stock awards vested during the years ended June 30, 2010, 2009 and 2008 was $5.3 million, $6.3 million and $5.9 million, respectively. The aggregate intrinsic value of nonvested shares at June 30, 2010 was $15.1 million.

  Stock Option Awards

        During the fiscal year ended June 30, 2009, the Company issued nonqualified options to purchase 630,060 shares of common stock to employees of the Company under the 2004 Plan. These stock options vest and are recognized ratably over three years from the grant date and have a term of seven years. The options have an exercise price of $6.17. However, upon vesting, the options are exercisable only if the volume weighted-average price of the Company's common stock equals or exceeds $9.25 for a period of at least 20 trading days. Issuance of these awards results in total stock compensation expense of approximately $1.1 million over the requisite service period. The fair value of the option grant was estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

Expected term (years)	4.0
Expected volatility	50%
Expected dividend yield	1.94%
Risk-free interest rate	1.59%
Estimated discount due to restriction on exercise	15%
Forfeiture rate	7.5%

        The expected life and forfeiture rate assumptions are based on the vesting period for each option grant and expected exercise behavior. The assumptions for expected volatility and dividend yield are based on historical experience. Risk-free interest rates are set using grant-date U.S. Treasury yield curves for the same periods as the expected term.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Long-Term Incentive Compensation (Continued)

        No stock options were issued during the fiscal years ended June 30, 2010 and 2008.

        A total of 44,725 employee stock options were exercised during the fiscal year ended June 30, 2010. No employee stock options were exercised during the fiscal years ended June 30, 2009 and 2008.

        A summary of the Company's stock options outstanding under the 2004 Plan as of June 30, 2010 and 2009, respectively, as well as changes during those fiscal years is presented below (shares in thousands):

	For the Years Ended June 30,
	2010		2009
	Stock Options	Weighted- Average Exercise Price	Stock Options	Weighted- Average Exercise Price
Fixed options:
Outstanding at beginning of period	630	$6.17	—	$—
Granted	—	—	630	6.17
Exercised	(45)	6.17	—	—
Forfeited	(13)	6.17	—	—

Outstanding at end of year	572	$6.17	630	$6.17

Options exercisable at end of year	152	$6.17	—	$—

        The weighted-average fair value of stock options granted during the fiscal year ended June 30, 2009 was $1.82. As of June 30, 2010, there was $0.6 million of unrecognized compensation costs related to the stock options granted under the 2004 Plan, and is expected to be recognized over a weighted-average period of 1.6 years.

        The intrinsic value of the above stock options exercised during the fiscal year ended June 30, 2010 was approximately $0.2 million.

        The following table summarizes information about the 2004 Plan stock options outstanding and exercisable at June 30, 2010 (shares in thousands and intrinsic value in millions):

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Contractual Life	Intrinsic Value	Number Exercisable	Contractual Life	Intrinsic Value
$6.17	572	5.85 years	$2.9	152	5.85 years	$0.8

        Total unrecognized compensation costs at June 30, 2010 for awards issued under the 2004 Plan, and weighted-average recognition period at June 30, 2010 are as follows (dollars in thousands):

Award	Unrecognized Compensation Cost	Weighted-Average Recognition Period
Unvested restricted stock	$7,651	2.2 years
Unvested stock options	559	1.6 years

Total unrecognized compensation costs	$8,210

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Long-Term Incentive Compensation (Continued)

Expired Stock Option Plan:

        On January 12, 1993, the stockholders of J Net Enterprises, Inc. ("J Net"), the predecessor company to Epoch, approved the 1992 Incentive and Non-qualified Stock Option Plan (the "1992 Plan"). The 1992 Plan terminated in accordance with its terms on September 30, 2002. Although the 1992 Plan terminated, the issued and outstanding options remained in force until they were exercised, cancelled or expired. There were 460,000 outstanding options as of June 30, 2009. During the fiscal year end June 30, 2010, all remaining outstanding options were exercised through a cashless method for 19,997 shares of common stock.

        A summary of options outstanding under the 1992 Plan as of June 30, 2010, 2009, and 2008, respectively, as well as changes during those fiscal years is presented below (shares in thousands):

	For the Years Ended June 30,
	2010		2009		2008
	Stock Options	Weighted- Average Exercise Price	Stock Options	Weighted- Average Exercise Price	Stock Options	Weighted- Average Exercise Price
Fixed options:
Outstanding and exercisable at beginning of year	460	$10.18	460	$10.18	460	$10.18
Exercised	(460)	$10.18	—	—	—	—

Outstanding and exercisable at end of year	—	$—	460	$10.18	460	$10.18

        The intrinsic value of the above stock options exercised during fiscal year ended June 30, 2010 was approximately $0.2 million.

Other Nonqualified Stock Options:

        On September 14, 1999, nonqualified stock options to purchase an aggregate of 140,000 shares of common stock were granted to the J Net Board of Directors and a non-employee then serving as the Secretary. On June 21, 2000, nonqualified stock options to purchase an aggregate of 500,000 shares of common stock were granted to the former President and Chief Operating Officer and the former Executive Vice President and Chief Financial Officer. On June 21, 2003, the former President and Chief Operating Officer and the former Executive Vice President and Chief Financial Officer's employment contracts expired and were not renewed. The expiration of those contracts did not affect the expiration of the options, which expired during the fiscal year ending June 30, 2010.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Long-Term Incentive Compensation (Continued)

        A summary of outstanding nonqualified stock options as of June 30, 2010, 2009, and 2008, respectively, as well as changes during those fiscal years is presented below (shares in thousands):

	For the Years Ended June 30,
	2010		2009		2008
	Stock Options	Weighted- Average Exercise Price	Stock Options	Weighted- Average Exercise Price	Stock Options	Weighted- Average Exercise Price
Fixed options:
Outstanding and exercisable at beginning of year	575	$12.59	575	$12.59	575	$12.59
Exercised	—	—	—	—	—	—
Expired	(575)	12.59	—	—	—	—

Outstanding and exercisable at end of year	—	$—	575	$12.59	575	$12.59

Note 14—Defined Contribution Plan

        The Company sponsors a defined contribution plan (the "Plan") for all of its employees. The Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, participating employees may defer up to 60% of their pre-tax gross wages, subject to annual Internal Revenue Code contribution limits. Employees vest immediately in their contributions. The Plan allows the Company to make discretionary contributions. The Company made contributions of approximately $132 thousand to the Plan during fiscal year ended June 30, 2010 and $123 thousand in each of the fiscal years ended June 30, 2009 and 2008. These annual Company contributions vest immediately. The Company intends to contribute to the Plan on an annual basis.

Note 15—Other Income

Strategic Data Corporation Transaction:

        During the fiscal year ended June 30, 2000, J Net, the predecessor company to Epoch, made an investment in Strategic Data Corp. ("SDC"), a technology-related company that specialized in advertising optimization technology. During the fiscal year ended June 30, 2001, the carrying value of this investment was deemed to be fully impaired by J Net's management and written down to zero.

        On February 20, 2007, SDC's stockholders approved the acquisition of its stock by Fox Interactive Media, Inc. ("FIM"). Under the terms of the agreement, FIM acquired all of the outstanding common stock, preferred stock, and vested and unvested stock options of SDC. The SDC merger also called for contingent payments, upon the achievement of certain targets and milestones, payable over a period of approximately 3.5 years from the closing date.

        The merger agreement was subsequently amended during the quarter ended December 31, 2008 to provide for a final settlement of all contingent payments by December 31, 2008. As such, additional payments totaling $4.7 million were received in December 2008. These payments represented the final contingent payments and are included in Net realized gains on investments in the Consolidated Statements of Operations for the fiscal year ended June 30, 2009.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15—Other Income (Continued)

eStara Transaction:

        During the fiscal year ended June 30, 2000, J Net made an investment in eStara, Inc. ("eStara"), a technology-related company that provided conversion and tracking solutions to enhance on-line sales. During fiscal year ended June 30, 2003, J Net's management concluded its ability to recover its investment was remote and wrote down the remaining carrying value to zero. On October 2, 2006, eStara's stockholders approved the acquisition of its stock by Art Technology Group, Inc. (NASDAQ ticker symbol "ARTG"). Under the terms of the agreement, ARTG acquired all of the outstanding common stock, preferred stock, and vested and unvested stock options of eStara.

        In exchange for the eStara preferred shares held, the Company received 2,431,577 common shares of ARTG and $267 thousand in cash. The common shares received from ARTG were subject to a lock-up agreement pursuant to which the shares were released to the Company in equal monthly installments over a period of 12 months, which commenced January 2007.

        During the fiscal year ended June 30, 2008, the Company sold the remaining 1.4 million shares of ARTG and recognized realized gains of approximately $3.7 million. Upon sale, these gains were reclassified from Accumulated other comprehensive income (loss) a separate component of stockholders' equity, to Net realized gains on investments in the Consolidated Statements of Operations.

Note 16—Provision for Income Taxes

        The components of the provision for income taxes are as follows (in thousands):

	For the Years Ended June 30,
	2010	2009	2008
Current income tax expense:
Federal	$6,102	$2,951	$2,971
State and local	2,679	369	1,011

Total current income tax expense	8,781	3,320	3,982

Deferred income tax benefit:
Federal	(809)	(504)	(2,521)
State and local	(491)	(118)	(594)

Total deferred income tax benefit:	(1,300)	(622)	(3,115)

Total provision for income taxes	$7,481	$2,698	$867

        The Company utilized $0.6 million in net operating loss deductions to reduce current taxable income during each of the fiscal years ended June 30, 2010, 2009, and 2008, respectively, the tax effect of which was $0.2 million each year.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16—Provision for Income Taxes (Continued)

        The Company's effective income tax rate for the years ended June 30, 2010, 2009 and 2008 differs from the amount computed using income before income taxes and applying the U.S. federal statutory income tax rate to such amounts because of the effect of the following items:

	For the Years Ended June 30,
	2010	2009	2008
U.S. federal statutory income tax rate	35.0%	34.0%	34.0%
Increase (decrease) in tax resulting from:
State and local taxes, net of federal income tax benefit	7.5	1.5	6.7
Interest on installment gain deferral	—	—	2.6
Valuation allowance	(2.8)	(4.7)	(35.0)
Dividend received deduction	—	(0.1)	(0.1)
Other, net	(0.6)	0.8	0.6

Effective income tax rate	39.1%	31.5%	8.8%

        The prior year decrease in the state and local effective tax rate was primarily due to changes in the apportionment factor driven by the composition of investment income as well as the single sales factor for New York State. For the fiscal year ended June 30, 2010, the net change in the valuation allowance was related to Section 382 losses anticipated to be utilized in the coming year. The fiscal year ended June 30, 2009 net change in the valuation allowance was a decrease of approximately $0.6 million, primarily related to the utilization of Section 382 losses against income. The Company also released valuation allowances previously established against depreciation and impairments of leasehold improvements.

        The Company released a valuation allowance for the fiscal year ended June 30, 2008 against certain deferred tax assets, primarily deferred stock compensation expense and compensation accruals, as Management believes that these benefits can, more likely than not, be utilized in the future.

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

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16—Provision for Income Taxes (Continued)

        Significant components of the Company's deferred income tax assets and liabilities are as follows (in thousands):

	For the Years Ended June 30,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards—IRC Section 382	$4,057	$4,224
Share-based compensation	2,680	2,178
Alternative minimum tax credits—IRC Section 383	1,171	1,171
Employee compensation	1,989	1,315
Depreciation and amortization on property and equipment	180	158
Net unrealized losses on available-for-sale securities	69	129
Leasehold improvement impairments	30	86
Equity method losses and impairments	82	42

Gross deferred tax assets	10,258	9,303
Less: valuation allowance	(5,007)	(5,566)

Deferred tax assets, net of valuation allowance	5,251	3,737
Deferred tax liabilities:
Prepaid expenses	(280)	—

Gross deferred tax liabilities	(280)	—

Total net deferred tax assets	$4,971	$3,737

        The components of the net deferred tax asset were as follows (in thousands):

	For the Years Ended June 30,
	2010	2009
Deferred tax assets:
Current	$1,141	$528
Non-current	4,110	3,209
Deferred tax liabilities:
Current	(280)	—
Non-current	—	—

Net deferred tax assets	$4,971	$3,737

        The June 30, 2010 valuation allowance balance primarily relates to the Company's accumulated net operating losses and alternative minimum tax credits. Due to the Company's limited operating history and Internal Revenue Code carryback ineligibility for these deferred tax assets, Management has placed a partial valuation allowance against them.

        The Company has $9.5 million of acquired net operating losses ("NOLs"), the tax effect of which is $4.0 million, which expire between 2022 and 2026. The Company also has $1.2 million of acquired

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16—Provision for Income Taxes (Continued)

alternative minimum tax credits from the merger. The ability to utilize these NOLs and tax credits are limited for federal, state and local purposes. These limitations are covered by Sections 382 and 383, respectively, of the Internal Revenue Code ("IRC"). Such NOLs can be utilized by the Company against taxable income only at a rate of approximately $600 thousand per year due to these limitations.

        The Company realized excess income tax benefits of $0.4 million, $1.7 million and $1.6 million during the fiscal years ended June 30, 2010, 2009, and 2008, respectively. Excess income tax benefits reduce the amounts of income taxes to be paid. Excess income tax benefits arise in connection with the Company's stock compensation. When a restricted stock award vests, the market price on the date the stock vests to the employee may be higher than the original grant-date fair market value of the award. If so, the difference between the cumulative amount that has been recognized through the Statement of Operations and the vesting amount results in an excess income tax benefit. Excess income tax benefits reduce income taxes payable and increase additional paid-in capital in the period they are recognized.

        The Company files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions. The Company's federal income tax returns generally remain subject to examination by the Internal Revenue Service for three years from the date of filing. The Company's state and local income tax returns are subject to examination by the respective state and local authorities over various statutes of limitations, most ranging from three to five years from the date of filing.

Note 17—Earnings Per Share

        Basic earnings per share ("EPS") is computed by dividing net earnings by the weighted-average number of common shares outstanding during the period.

        Diluted EPS is computed by dividing net earnings, adjusted for the effect of dilutive securities, by the weighted-average number of common and common equivalent shares outstanding during the period. The Company uses the treasury stock method to reflect the dilutive effect of unexercised stock options.

        The Company had 572,448 issued and outstanding stock options at June 30, 2010. At June 30, 2009 and 2008, the Company had 1,665,060 and 1,035,000 issued and outstanding stock options, respectively.

        The calculation of diluted EPS included all of the outstanding stock options for fiscal year ended June 30, 2010. The calculation of diluted EPS for fiscal years ended June 30, 2009 and 2008 excluded 1,665,060 and 510,000 issued and outstanding stock options, respectively, as the exercise price of those options was higher than the average market price of the common stock for the respective periods. The conversion of those particular options, whose exercise price was higher than the average market price of the common stock during the respective periods, would have an anti-dilutive effect.

        The preferred stock was converted into 1,666,667 common shares on July 1, 2008 which were, accordingly, included in the basic EPS calculation for fiscal year ended June 30, 2009. For the fiscal year ended June 30, 2008, the 1,666,667 shares of common stock issuable upon conversion of the preferred stock had no effect on basic EPS, but were included in the calculation of diluted EPS.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17—Earnings Per Share (Continued)

        The table that follows presents the computation of basic and diluted EPS for the years ended June 30, 2010, 2009, and 2008, respectively (in thousands, except per share data):

	For the Years Ended June 30,
	2010	2009	2008
Numerator:
Net income available to common stockholders:
Net income	$11,645	$5,860	$9,036
Preferred stock dividends	—	—	(460)

Net income available to common stockholders for basic EPS	11,645	5,860	8,576
Preferred stock dividends	—	—	460

Net income available to common stockholders after assumed conversions for diluted EPS	$11,645	$5,860	$9,036

Denominator:
Weighted-average common shares outstanding	22,397	22,133	20,181
Common stock issuable upon conversion of preferred stock	—	—	1,667
Net common stock equivalents assuming the exercise of in-the-money stock options	148	—	63

Weighted-average common and common equivalent shares outstanding, assuming dilution	22,545	22,133	21,911

Earnings Per Share:
Basic	$0.52	$0.26	$0.42

Diluted	$0.52	$0.26	$0.41

Note 18—Geographic Information

        The Company operates under one business segment, investment management. Geographical information pertaining to the Company's operating revenues is presented below. The amounts are aggregated by the client's domicile (in thousands):

	For the Fiscal Year Ended June 30,
	2010	2009	2008
United States	$37,771	$24,349	$27,203
Canada	7,020	5,115	6,030
Europe	4,709	1,304	571
Asia/Australia	3,860	417	2

Total operating revenues	$53,360	$31,185	$33,806

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19—Special Cash Dividends

        On November 16, 2009, the Board of Directors declared a special cash dividend of $0.30 per share on the Company's common stock. The dividend was paid on December 15, 2009 to all shareholders of record at the close of business on November 30, 2009. The aggregate dividend payment totaled approximately $6.7 million.

        On December 19, 2008, the Board of Directors declared a special cash dividend of $0.12 per share on the Company's common stock. The dividend was paid on January 15, 2009 to all shareholders of record at the close of business on December 31, 2008. The aggregate dividend payment totaled approximately $2.6 million.

Note 20—Quarterly Financial Data (Unaudited)

        The tables below present selected quarterly financial data for fiscal years ended June 30, 2010 and 2009, respectively. The data presented should be read in conjunction with the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein (in thousands, except per share and AUM data):

Fiscal Year 2010	Sept. 30	Dec. 31	Mar. 31	Jun. 30	Total
Operating Revenues	$11,417	$13,109	$14,706	$14,128	$53,360
Operating Expenses	$7,855	$8,771	$9,623	$8,955	$35,204
Operating Income	$3,562	$4,338	$5,083	$5,173	$18,156
Other income	$308	$329	$191	$142	$970
Income before income taxes	$3,870	$4,667	$5,274	$5,315	$19,126
Net income	$2,297	$2,728	$3,303	$3,317	$11,645
Earnings per share(3):
Basic	$0.10	$0.12	$0.15	$0.15	$0.52
Diluted	$0.10	$0.12	$0.15	$0.14	$0.52
Weighted-average shares outstanding:
Basic	22,196	22,165	22,448	22,784	22,397
Diluted	22,319	22,311	22,601	22,965	22,545
Cash dividends declared and paid per share(1)(2)	$0.03	$0.33	$0.05	$0.05	$0.46
Assets under management (in millions):
End of period	$9,796	$11,354	$12,616	$11,344	$11,344
Average	$8,818	$10,411	$11,868	$12,184	$10,792

(1)
Includes a $0.30 per share special dividend declared during the quarter ended December 31, 2009.

(2)
On January 8, 2010, the Company's Board of Directors increased the quarterly dividend rate from $0.03 to $0.05 per share.

(3)
Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not agree to the total for the year.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20—Quarterly Financial Data (Unaudited) (Continued)

Fiscal Year 2009	Sept. 30	Dec. 31	Mar. 31	Jun. 30	Total
Operating revenues	$8,478	$6,768	$6,843	$9,096	$31,185
Operating expenses	$7,624	$6,436	$6,548	$7,129	$27,737
Operating income	$854	$332	$295	$1,967	$3,448
Other income(4)	$34	$4,675	$218	$183	$5,110
Income before income taxes	$888	$5,007	$513	$2,150	$8,558
Net income	$582	$2,973	$274	$2,031	$5,860
Earnings per share:
Basic	$0.03	$0.13	$0.01	$0.09	$0.26
Diluted	$0.03	$0.13	$0.01	$0.09	$0.26
Weighted-average shares outstanding:
Basic	22,077	22,066	22,171	22,198	22,133
Diluted	22,104	22,066	22,171	22,198	22,133
Cash dividends declared and paid per share(5)	$0.03	$0.15	$0.03	$0.03	$0.24
Assets under management (in millions):
End of period	$6,085	$5,348	$5,669	$7,891	$7,891
Average	$6,564	$4,998	$5,189	$6,595	$5,864

(4)
Other income includes approximately $4.7 million in realized gains from the final installment in the SDC transaction during the quarter ended December 31, 2008.

(5)
Includes a $0.12 per share special dividend declared during the quarter ended December 31, 2008.

*******

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures

        The Company has established and maintains disclosure controls and other procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), that are designed to provide reasonable assurance that material information relating to Epoch Holding Corporation and its subsidiaries on a consolidated basis required to be disclosed in its reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated accurately to the Company's management, including its principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can only provide reasonable, not absolute assurance, that the objectives of the disclosure controls and procedures are met.

        For the fiscal year ended June 30, 2010, management, with the participation of the Company's principal executive officer and principal financial and accounting officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation of these disclosure controls and procedures, the Company's principal executive officer and principal financial and accounting officer have concluded that the Company's disclosure controls and procedures were effective during the period covered by this Annual Report on Form 10-K.

        The Company has also established and maintains internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In the ordinary course of business, the Company routinely enhances its internal controls and procedures for financial reporting by either upgrading its current systems or implementing new systems. Changes have been made to the Company's internal controls and procedures for financial reporting as a result of these efforts. During the fiscal quarter ended June 30, 2010, there was no change in the Company's internal controls over financial reporting (as defined in Rule 13a-5(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

        The Report of Management on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in the financial statements beginning on page 51 hereof and are incorporated herein by reference.

Item 9B.    Other Information.

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Item 11.    Executive Compensation.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Item 14.    Principal Accountant Fees and Services.

        The information required by items 10, 11, 12, 13 and 14 are incorporated by reference from the definitive proxy statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules.

        (a) (1) and (2) Consolidated Financial Statements and Schedules.

        For a list of the consolidated financial statements and consolidated financial statement schedules filed as a part of this Annual Report on Form 10-K, see "Index to Financial Statements, Supplementary Data and Financial Statement Schedules" on page 51.

        (a) (3) The exhibits filed and incorporated by reference are listed in the Index of Exhibits required by Item 601 of Regulation S-K at Item b below.

        (b) Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of the Registrant, as amended.(A)
3.2	Amended and Restated By-Laws of Epoch Holding Corporation (as adopted April 2, 2008).(B)
4.1	Amended and Restated 2004 Omnibus Long-Term Incentive Compensation Plan.(C)
4.2	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock.(D)
4.3	Registration Rights Agreement dated November 7, 2006 by and between Epoch Holding Corporation and between General American Investors Company, Inc.(D)
4.4	Stockholders Agreement dated as of June 2, 2004 among J Net Enterprises, Inc. and certain of its stockholders.(E)
4.5	Registration Rights Agreement dated as of June 2, 2004 among J Net Enterprises, Inc. and certain of its stockholders.(E)
10.1	Employment Agreement by and between Epoch Holding Corporation and William W. Priest, dated as of November 28, 2007 and effective as of January 1, 2008.(F)
10.2	1992 Incentive and Non-qualified Stock Option Plan.(G)
10.40	Form of Indemnification Agreement between the Registrant and each director and officer of the Registrant.(H)
10.45	Office lease between Vornado 640 Fifth Avenue LLC (Landlord) and Epoch Investment Partners, Inc. (Tenant).(I)
10.46	Form of Restricted Stock Award.(J)
10.47	Office lease between 680 Fifth Avenue Associates, L.P. (Landlord) and J Net Enterprises, Inc. (Tenant).(J)
10.48	Office sublease between J Net Enterprises, Inc. (Sublandlord) and Game Show Network LLC (Subtenant).(J)
10.49	Office sublease between Centerview Partners Holdings LLC (Sublessor) and Epoch Investment Partners, Inc. (Sublessee).(K)
10.50	Securities Purchase Agreement dated November 6, 2006 by and between Epoch Holding Corporation and General American Investors Company, Inc.(D)
21.1	List of Registrant's significant subsidiaries.(L)
23.1	Consent of CF & Co., L.L.P.(M)

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(M)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(M)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(M)

(A)
Incorporated by reference to Registrant's Form 8-K dated December 7, 2004.

(B)
Incorporated by reference to Registrant's Form 8-K dated April 2, 2008.

(C)
Incorporated by reference to Registrant's Form S-8 dated December 29, 2008.

(D)
Incorporated by reference to Registrant's Form 8-K dated November 9, 2006.

(E)
Incorporated by reference to Registrant's Form 8-K dated June 3, 2004.

(F)
Incorporated by reference to Registrant's Form 8-K dated December 3, 2007.

(G)
Incorporated by reference to Registrant's 1992 Proxy Statement.

(H)
Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009.

(I)
Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

(J)
Incorporated by reference to Registrant's Annual Report on Form 10-K/A for the fiscal year ended June 30, 2006.

(K)
Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009.

(L)
Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

(M)
Filed herewith.

        Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 1-09728.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPOCH HOLDING CORPORATION (Registrant)
Dated: September 8, 2010	By:	/s/ WILLIAM W. PRIEST William W. Priest Chief Executive Officer

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALLAN R. TESSLER Allan R. Tessler	Chairman of the Board	September 8, 2010
/s/ WILLIAM W. PRIEST William W. Priest	Chief Executive Officer (Principal Executive Officer)	September 8, 2010
/s/ ADAM BORAK Adam Borak	Chief Financial Officer (Principal Financial and Accounting Officer)	September 8, 2010
/s/ ENRIQUE R. ARZAC Enrique R. Arzac	Director	September 8, 2010
/s/ JEFFREY L. BERENSON Jeffrey L. Berenson	Director	September 8, 2010
/s/ JOHN L. CECIL John L. Cecil	Director	September 8, 2010
/s/ PETER A. FLAHERTY Peter A. Flaherty	Director	September 8, 2010
/s/ TIMOTHY T. TAUSSIG Timothy T. Taussig	Director	September 8, 2010