Form 10-Q
period 2010-09-30
EPOCH HOLDING CORP
filed 2010-11-05
CIK 351903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from . to .

Commission File Number: 1-9728

EPOCH HOLDING CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	20-1938886 (I.R.S. Employer Identification No.)

640 Fifth Avenue, New York, NY 10019
(Address of Principal Executive Offices)

(212) 303-7200
(Registrant's Telephone Number, Including Area Code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

        As of November 2, 2010, there were 22,808,188 shares of the registrant's common stock, $0.01 par value per share, issued and outstanding.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2010

        Items other than those listed above have been omitted because they are not applicable.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2010	June 30, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,259	$36,447
Accounts receivable	12,181	11,156
Security deposits	463	462
Prepaid and other current assets	2,077	1,872

Total current assets	53,980	49,937
Property and equipment, net of accumulated depreciation of $2,659 and $2,454, respectively	2,115	2,187
Security deposits	483	770
Deferred income taxes, net	3,920	4,110
Held-to-maturity securities, at amortized cost (fair value of $2,056 and $2,046, respectively)—(Note 5)	1,991	2,001
Other investments, at fair value (cost of $5,892 and $3,856, respectively)—(Note 6)	6,176	3,698

Total assets	$68,665	$62,703

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$899	$929
Accrued compensation and benefits	7,639	5,041
Subtenant security deposit	238	238
Income taxes payable	—	32

Total current liabilities	8,776	6,240
Deferred rent	818	848

Total liabilities	9,594	7,088

Commitments and contingencies—(Note 7)
Stockholders' equity:
Common stock, $0.01 par value per share, 60,000,000 shares authorized; 23,290,589 issued and 22,777,575 outstanding at September 30, 2010 and 23,269,262 issued and 22,786,861 outstanding at June 30, 2010, respectively	233	233
Additional paid-in capital	58,231	56,893
Retained earnings	4,873	2,668
Accumulated other comprehensive income/(loss), net of tax	28	(223)
Less: Treasury stock, at cost, 513,014 and 482,401 shares, respectively	(4,294)	(3,956)

Total stockholders' equity	59,071	55,615

Total liabilities and stockholders' equity	$68,665	$62,703

The accompanying notes are an integral part of these consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except per share data)

	Three Months Ended September 30,
	2010	2009
Operating Revenues:
Investment advisory and management fees	$14,795	$11,141
Performance fees	180	276

Total operating revenues	14,975	11,417

Operating Expenses:
Employee related costs (excluding share-based compensation)	5,469	4,516
Share-based compensation	1,279	971
Occupancy and technology	835	1,083
Professional fees and services	815	693
General and administrative	777	592

Total operating expenses	9,175	7,855

Operating Income	5,800	3,562
Other income	158	308

Income Before Income Taxes	5,958	3,870
Provision for income taxes	2,612	1,573

Net Income	$3,346	$2,297

Earnings Per Share:—(Note 8)
Basic	$0.15	$0.10

Diluted	$0.15	$0.10

Weighted-Average Shares Outstanding:
Basic	22,786	22,196

Diluted	22,959	22,319

Cash dividends declared and paid per share	$0.05	$0.03

The accompanying notes are an integral part of these consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND
THE YEAR ENDED JUNE 30, 2010

(dollars and shares in thousands)

	Common Stock				Accumulated Other Comprehensive Income/(Loss)	Treasury Stock
			Additional Paid-in Capital	Retained Earnings				Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balances at June 30, 2009	22,198	$225	$50,848	$1,256	$(307)	304	$(2,232)	$49,790
Net income	—	—	—	11,645	—	—	—	11,645
Net unrealized gains on available-for-sale securities, net of tax	—	—	—	—	199	—	—	199
Reclassification of net realized gains included in net income, net of tax	—	—	—	—	(115)	—	—	(115)

Comprehensive income								11,729
Issuance and forfeitures of restricted share awards	702	7	821	—	—	—	—	828
Amortization of share-based compensation	—	—	4,309	—	—	—	—	4,309
Cash dividends	—	—	—	(10,233)	—	—	—	(10,233)
Income tax benefit from dividends paid on unvested shares	—	—	174	—	—	—	—	174
Exercise of stock options	65	1	277	—	—	—	—	278
Net sales/purchases of shares for employee withholding	31	—	25	—	—	(31)	207	232
Repurchase of common shares	(209)	—	—	—	—	209	(1,931)	(1,931)
Excess income tax benefit from vesting of restricted shares	—	—	439	—	—	—	—	439

Balances at June 30, 2010	22,787	233	56,893	2,668	(223)	482	(3,956)	55,615
Net income	—	—	—	3,346	—	—	—	3,346
Net unrealized gains on available-for-sale securities, net of tax	—	—	—	—	248	—	—	248
Reclassification of net realized loss included in net income, net of tax	—	—	—	—	3	—	—	3

Comprehensive income								3,597
Issuance and forfeitures of restricted share awards	21	—	(10)	—	—	—	—	(10)
Amortization of share-based compensation	—	—	1,289	—	—	—	—	1,289
Cash dividends	—	—	—	(1,141)	—	—	—	(1,141)
Income tax benefit from dividends paid on unvested shares	—	—	25	—	—	—	—	25
Net sales/purchases of shares for employee withholding	(31)	—	3	—	—	31	(338)	(335)
Excess income tax benefit from vesting of restricted shares	—	—	31	—	—	—	—	31

Balances at September 30, 2010 (Unaudited)	22,777	$233	$58,231	$4,873	$28	513	$(4,294)	$59,071

The accompanying notes are an integral part of these consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Three Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$3,346	$2,297
Adjustments to reconcile net income to net cash provided by operating activities:
Benefit from deferred income taxes	(135)	(125)
Share-based compensation	1,279	971
Depreciation and amortization	205	211
Net realized loss/(gain) on investments	6	(56)
Equity in net income from limited liability company	(31)	(49)
Amortization of bond premiums	10	3
Excess income tax benefit from vesting of restricted shares	(31)	(432)
Income tax benefit from payment of dividends on unvested shares	(25)	(13)
(Increase)/decrease in operating assets:
Accounts receivable	(1,025)	(1,484)
Prepaid and other current assets	(70)	138
Increase/(decrease) in operating liabilities:
Accounts payable and accrued liabilities	(30)	550
Accrued compensation and benefits	2,598	1,968
Income taxes payable	24	670
Deferred rent	(30)	(22)

Net cash provided by operating activities	6,091	4,627

Cash flows from investing activities:
Investments in Company-sponsored products and other investments, net	(2,012)	(10)
Security deposits, net	286	(181)
Capital expenditures	(133)	(75)
Purchases of held-to-maturity securities	—	(2,434)

Net cash used in investing activities	(1,859)	(2,700)

Cash flows from financing activities:
Cash dividends	(1,141)	(667)
Repurchase of common shares, net	(338)	(746)
Excess income tax benefit from vesting of restricted shares	31	432
Income tax benefit from payment of dividends on unvested shares	25	13
Net gain on sale of shares for employee withholding	3	2

Net cash used in financing activities	(1,420)	(966)

Net increase in cash and cash equivalents during period	2,812	961
Cash and cash equivalents at beginning of period	36,447	37,055

Cash and cash equivalents at end of period	$39,259	$38,016

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,875	$658

Supplemental disclosures of non-cash investing activities:
Net change in unrealized gains/(losses) on available-for-sale securities, net of tax	$251	$206

The accompanying notes are an integral part of these consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(Unaudited)

Note 1—Organization

Business

        Epoch Holding Corporation ("Epoch" or the "Company"), a Delaware corporation, is a holding company whose sole line of business is investment advisory and investment management services. The operations of the Company are conducted through its wholly-owned subsidiary, Epoch Investment Partners, Inc. ("EIP"). EIP is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"). EIP provides investment advisory and investment management services to clients including corporations, mutual funds, endowments, foundations and high net worth individuals. Headquartered in New York City, the Company's current investment strategies include U.S. All Cap Value, U.S. Value, U.S. Smid (small/mid) Cap Value, U.S. Small Cap Value, U.S. Choice, Global Small Cap, Global Absolute Return, Global Choice, International Small Cap, Balanced, and Global Equity Shareholder Yield.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

        The unaudited condensed consolidated financial statements of the Company included herein have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), and in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. The fiscal year-end Condensed Consolidated Balance Sheet was derived from audited financial statements and, in accordance with interim financial statement standards, does not include all disclosures required by GAAP for annual financial statements.

        These financial statements rely, in part, on estimates. Actual results could differ from these estimates. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position, interim results of operations and cash flows have been made. The results for the interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The Company's unaudited condensed consolidated financial statements and the related notes should be read together with the consolidated financial statements and the related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

        All material intercompany accounts and transactions have been eliminated in consolidation.

        Prior year amounts related to depreciation expense have been reclassified and presented as part of general and administrative expenses in the Condensed Consolidated Statements of Operations to conform to the current year presentation. Such reclassification had no impact on net income.

        There have been no changes in significant accounting policies during the three months ended September 30, 2010. For a complete listing of the Company's significant accounting policies, please refer to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(Unaudited)

Note 2—Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Standards

        Management has considered all new accounting guidance issued subsequent to the fiscal year ended June 30, 2010 applicable to the Company's operations and the preparation of its condensed consolidated financial statements. Such recently issued accounting guidance has no effect on the Company's financial position or results of operations.

Note 3—Fair Value Measurements

        Fair value is defined as the price in a transaction to sell an asset or paid to transfer a liability (i.e. the "exit price") in an orderly transaction between market participants at the measurement date.

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

Other Investments

        Other investments primarily consist of investments in Company-sponsored investment vehicles, including mutual funds, an investment product separate account, and a limited liability company. Other investments also include an investment in a non-affiliated investment limited partnership.

        The investments in the mutual funds and in the separate account are accounted for as available-for-sale investments and valued under the market approach through the use of unadjusted quoted market prices available in an active market, and are classified within Level 1 of the valuation hierarchy. The fair value of these investments at September 30, 2010 was $3.7 million.

        During the three months ended September 30, 2010, the Company invested in a non-affiliated investment limited partnership. At September 30, 2010, the Company held less than a 2% interest in this limited partnership. This investment is accounted for as available-for-sale and is valued based upon an ownership interest in partners' capital to which a proportionate share of net assets is attributed. The

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(Unaudited)

Note 3—Fair Value Measurements (Continued)

value of net assets is based on the underlying assets and liabilities of the limited partnership, which primarily include exchange-listed common stocks and money market funds. This investment seeks to generate long-term capital appreciation. The Company's investment may be redeemed as of the end of the partnership's fiscal year, provided that 30 days prior written notice is given to the general partner. Redemptions may be more frequent at the option of the general partner. There is no lock-up and there are no unfunded commitments. The investment limited partnership is classified within Level 2 of the valuation hierarchy. The fair value of this investment at September 30, 2010 was $2.0 million.

        The following table presents, for each of the hierarchy levels previously described, the Company's assets that are measured at fair value on a recurring basis as of September 30, 2010 and June 30, 2010, respectively (in thousands):

	September 30, 2010 Fair Value Measurements Using				June 30, 2010 Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Other investments:
Available-for-sale	$3,676	$2,043	$—	$5,719	$3,272	$—	$—	$3,272

        There were no transfers between Level 1, 2 and 3 categories in the fair value measurement hierarchy for the periods presented.

        The investment in the limited liability company is accounted for under the equity method, whereby the Company records its percentage of realized and unrealized earnings or losses in the Condensed Consolidated Statement of Operations. Consequently, this investment is not recorded at fair value. The total carrying value of this investment was $0.5 million at September 30, 2010 and $0.4 million at June 30, 2010.

        The Company did not hold any financial liabilities measured at fair value at September 30, 2010 or June 30, 2010.

Note 4—Accounts Receivable

        The Company's accounts receivable balances do not include an allowance for doubtful accounts for the periods presented and there have been no bad debt expenses recognized during the three months ended September 30, 2010 and 2009, respectively. Management believes these receivables are fully collectible.

Significant Customers

        The Company's client base consists of a large number of geographically diverse clients across many industries. At September 30, 2010, New York Life Investment Management, through the MainStay Epoch Funds and other funds sub-advised by EIP, comprised 9% of the Company's accounts receivable balance, while CI Investments Inc, ("CI"), a Canadian-owned investment management company, accounted for 10%. All of these balances were collected subsequent to quarter-end.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(Unaudited)

Note 4—Accounts Receivable (Continued)

        For the three months ended September 30, 2010, New York Life Investment Management accounted for approximately 19% of consolidated operating revenues, while CI accounted for approximately 8% of consolidated operating revenues.

        For the three months ended September 30, 2009, CI accounted for approximately 11% of consolidated operating revenues, while New York Life Investment Management accounted for 7%.

Note 5—Held-to-Maturity Securities

        The Company's investment securities classified as held-to-maturity consist of long-term debt securities. These investments are carried at amortized cost. Gross unrealized gains and losses, and fair value of these securities at September 30, 2010 and June 30, 2010 are as follows (in thousands):

	September 30, 2010				June 30, 2010
		Gross Unrealized				Gross Unrealized
	Amortized Cost			Aggregate Fair Value	Amortized Cost			Aggregate Fair Value
		Gains	Losses			Gains	Losses
Held-to-maturity securities	$1,991	$65	$—	$2,056	$2,001	$45	$—	$2,046

        The fair value of investments in held-to-maturity securities is valued under the market approach through the use of quoted prices for similar investments in active markets.

        The contractual maturities of the investment securities classified as held-to-maturity at September 30, 2010 are as follows (in thousands):

Contractual Maturities	Amortized Cost	Aggregate Fair Value
Due after 1 year through 3 years	$1,468	$1,506
Due after 3 years through 5 years	523	550

Total	$1,991	$2,056

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(Unaudited)

Note 6—Other Investments

        The Company's Other investments at September 30, 2010 and June 30, 2010 are summarized as follows (in thousands):

	September 30, 2010				June 30, 2010
		Gross Unrealized				Gross Unrealized
	Cost Basis			Aggregate Fair Value	Cost Basis			Aggregate Fair Value
		Gains	Losses			Gains	Losses
Available-for-sale securities:
Epoch Global All Cap separate account	$2,301	$386	$(32)	$2,655	$2,297	$185	$(105)	$2,377
Investment in limited partnership	2,000	43	—	2,043	—	—	—	—
Company-sponsored mutual funds	1,134	68	(181)	1,021	1,133	34	(272)	895

Total available-for-sale securities	5,435	497	(213)	5,719	3,430	219	(377)	3,272
Equity method investment:
Epoch Global Absolute Return Fund, LLC	457	—	—	457	426	—	—	426

Total Other Investments	$5,892	$497	$(213)	$6,176	$3,856	$219	$(377)	$3,698

        The unrealized losses for each period presented have been unrealized for twelve months or more. Management has reviewed its investment securities for other-than-temporary impairment in accordance with its accounting policy outlined in Note 2 of the Company's Annual Report filed on Form 10-K for the fiscal year ended June 30, 2010. When evaluating whether an unrealized loss on an investment available-for-sale is other than temporary, Management reviews such factors as extent and duration of the loss, deterioration in the issuer's credit quality, reduction or cessation of dividend payments, and overall financial strength of the issuer.

        Based on management's assessment, the Company does not believe that the declines are other-than-temporary for all periods presented. The gross unrealized losses from available-for-sale securities were primarily caused by overall weakness in the financial markets and world economy. The securities are expected to recover their value over time, and management has the intent and ability to hold these investments until such recovery occurs. Unrealized gains or losses from available-for-sale securities are recorded in Other comprehensive income/(loss), net of tax, as a separate component of stockholders' equity until realized.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(Unaudited)

Note 6—Other Investments (Continued)

        Proceeds as well as realized gains and losses recognized from investments classified as available-for-sale are as follows (in thousands):

	For the Three Months Ended September 30,
	2010			2009
		Gross Realized			Gross Realized
	Proceeds	Gains	Losses	Proceeds	Gains	Losses
Investments:
Available-for-sale securities:
Epoch Global All Cap separate account	$442	$30	$(36)	$953	$125	$(71)

        Realized gains and losses from available-for-sale securities are included in Other income in the Condensed Consolidated Statements of Operations using the specific identification method.

Note 7—Commitments and Contingencies

Employment Agreements

        Besides the employment contract with the Company's Chief Executive Officer dated November 28, 2007, there are no employment contracts with any other officer or employee of the Company. There are written agreements with certain employees, which provide for sales commissions or bonuses, subject to the attainment of certain performance criteria or continuation of employment. Such commitments under the various agreements total approximately $2.0 million at September 30, 2010. Of this amount, approximately $0.6 million is included in accrued compensation and benefits in the Condensed Consolidated Balance Sheet at September 30, 2010. An additional $0.5 million will be accrued during the remainder of the fiscal year ending June 30, 2011 and shortly thereafter. Approximately $0.9 million represents restricted stock awards to be issued during the remainder of the fiscal year ending June 30, 2011 and shortly thereafter.

Strategic Relationship

        On July 9, 2009, EIP entered into a strategic relationship with New York Life Investment Management, whereby the MainStay Group of Funds adopted the Company's family of mutual funds (the "Epoch Funds"). EIP continues to be responsible for the day-to-day investment management of the funds through a sub-advisory relationship, while MainStay Investments ("MainStay"), the retail distribution arm of New York Life Investments, is responsible for the distribution and administration of the funds. Each former Epoch Fund is now co-branded as a "MainStay Epoch" Fund.

        In addition to an existing sub-advisory relationship between EIP and New York Life Investments for certain funds, and the adoption of the Epoch Funds indicated above, EIP and New York Life Investments have entered into an arrangement wherein, among other things, EIP and an affiliate of New York Life Investments have established a distribution and administration relationship with respect to certain separately managed account and unified managed account products, and for a period of

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(Unaudited)

Note 7—Commitments and Contingencies (Continued)

three years New York Life Investments agrees to pay certain additional base fees and meet minimum distribution targets.

Legal Matters

        From time to time, the Company or its subsidiaries may become parties to claims, legal actions and complaints arising in the ordinary course of business. Management is not aware of any claims which would have a material adverse effect on its condensed consolidated financial position, results of operations, or cash flows.

Note 8—Earnings Per Share

        Basic earnings per share ("EPS") is computed by dividing net earnings by the weighted-average number of common shares outstanding during the period.

        Diluted EPS is computed by dividing net earnings, adjusted for the effect of dilutive securities, by the weighted-average number of common and common equivalent shares outstanding during the period. The Company uses the treasury stock method to reflect the dilutive effect of outstanding stock options.

        The Company had 572,448 and 1,577,173 issued and outstanding stock options at September 30, 2010 and 2009, respectively.

        The calculation of diluted EPS included all of the issued and outstanding stock options for the three months ended September 30, 2010. The calculation of diluted EPS excluded 960,000 issued and outstanding stock options for the three months ended September 30, 2009 as the exercise price of those options was higher than the average market price of the common stock for the respective period. The conversion of those particular options, whose exercise price was higher than the average market price of the common stock during the period, would have an anti-dilutive effect.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(Unaudited)

Note 8—Earnings Per Share (Continued)

        The table that follows presents the computation of basic and diluted EPS for the three months ended September 30, 2010 and 2009, respectively (in thousands, except per share data):

	Three Months Ended September 30,
	2010	2009
Numerator:
Net income	$3,346	$2,297

Denominator:
Weighted-average common shares outstanding	22,786	22,196
Net common stock equivalents assuming the exercise of in-the-money stock options	173	123

Weighted-average common and common equivalent shares outstanding assuming dilution	22,959	22,319

Earnings per share:
Basic	$0.15	$0.10

Diluted	$0.15	$0.10

Note 9—Comprehensive Income

        A summary of comprehensive income is as follows (in thousands):

	Three Months Ended September 30,
	2010	2009
Net income	$3,346	$2,297
Other comprehensive income (loss), net of tax:
Net unrealized gains on available-for-sale securities	248	239
Reclassification of net realized (gains) losses to net income	3	(33)

Comprehensive income	$3,597	$2,503

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(Unaudited)

Note 10—Geographic Area Information

        The Company operates under one business segment, investment management. Geographical information pertaining to the Company's operating revenues is presented below. The amounts are aggregated by the client's domicile (in thousands):

	Three Months Ended September 30,
	2010	2009
United States	$10,245	$7,955
Canada	1,758	1,751
Asia/Australia	1,501	504
Europe	1,471	1,207

Total	$14,975	$11,417

*****

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Set forth on the following pages is management's discussion and analysis of our financial condition and results of operations for the three months ended September 30, 2010 and 2009. Such information should be read in conjunction with our unaudited condensed consolidated financial statements together with the notes to the unaudited condensed consolidated financial statements. When we use the terms the "Company," "Firm," "management," "we," "us," and "our," we mean Epoch Holding Corporation, a Delaware corporation, and its consolidated subsidiaries.

Forward-Looking Statements

        Certain information included, or incorporated by reference in this Quarterly Report on Form 10-Q and other materials filed or to be filed by Epoch Holding Corporation ("Epoch" or the "Company") with the United States Securities and Exchange Commission ("SEC") contain statements that may be considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as "may," "might," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about the Company, may include projections of the Company's future financial performance based on the Company's anticipated growth strategies and trends in the Company's business. These statements are only predictions based on the Company's current expectations and projections about future events. There are important factors that could cause the Company's actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the risks and uncertainties outlined in "Factors Which May Affect Future Results."

        These risks and uncertainties are not exhaustive. Other sections of this Quarterly Report on Form 10-Q may include additional factors which could adversely impact the Company's business and financial performance. Moreover, the Company operates in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for the Company's management to predict all risks and uncertainties, nor can the Company's management assess the impact of all factors on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

        The Company maintains a website which contains current information on operations and other matters. The website address is www.eipny.com. Through the Investor Relations section of our website, and the "Financial Information" tab therein, we make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statement, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

        In addition, the Company's ability to expand or alter its product offerings and distribution network, whether through acquisitions or internal development is critical to its long-term success and has inherent risks. This success is dependent on the ability to identify and fund those developments or acquisitions on terms which are favorable to the Company. There can be no assurance that any of these operating factors or acquisitions can be achieved or, if undertaken, they will be successful.

        Other risks and uncertainties that we do not presently consider to be material or of which we are not presently aware may become important factors that affect us in the future.

        These and other risks related to our Company are discussed in detail under Part I, Item 1A. "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Critical Accounting Estimates

        Our significant accounting estimates are described in Note 2 of the Notes to the Consolidated Financial Statements, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, and have not changed from those described therein.

Overview

        We are a global asset management firm with accomplished and experienced professionals. Our professional staff averages over 20 years of industry experience. The Company was formed by its founders with the specific goal of responding to paradigm shifts occurring within the sources of global equity investment returns and within the structure of the investment management business as a whole.

        Headquartered in New York City, the Company had approximately $12.8 billion in assets under management ("AUM") as of September 30, 2010. We remain debt-free and have substantial capital resources available to fund current operations and implement our long-term growth strategy.

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

        Revenues are generally derived as a percentage of AUM. Therefore, among other factors, revenues are dependent upon:

  •
  performance of financial markets,

  •
  performance of our investment strategies,

  •
  the ability to attract new clients and retain existing ones, and

  •
  changes in the composition of AUM.

        Our most significant operating expense is employee related costs, which represents fixed salaries, variable incentive compensation, and related employee benefits. Variable incentive compensation is primarily based upon management fee revenue, operating income, and relative risk-adjusted investment performance.

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

Financial and Business Highlights

        During the three months ended September 30, 2010, equity markets improved. Favorable market conditions affected our AUM through market appreciation. Some highlights during the three months ended September 30, 2010 were as follows:

  •
  Our AUM increased to $12.8 billion at September 30, 2010, an increase of 13% from $11.3 billion at June 30, 2010. AUM at September 30, 2010 increased by 30% from $9.8 billion at September 30, 2009.

  •
  Nearly all investment products experienced double-digit positive investment returns during the quarter and have outperformed their respective benchmarks since inception.

  •
  The John Hancock Tax Advantaged Global Shareholder Yield Fund (NYSE:HTY), for which we are the subadviser, received a 5-star rating from Morningstar upon its three-year anniversary.

  •
  Operating revenues increased 31%, or $3.6 million, from the same period a year ago. Operating revenues increased by approximately 6%, or $0.8 million, compared with the previous quarter.

  •
  Operating income rose 63%, or $2.2 million, when compared with the same period a year ago. Operating income increased by 12%, or $0.6 million, compared with the previous quarter. Operating margin was approximately 39% for the three months ended September 30, 2010 compared to 31% for three months ended September 30, 2009.

  •
  Basic and diluted earnings per share increased to $0.15 for the three months ended September 30, 2010 compared to $0.10 a year ago.

  •
  Our balance sheet remains strong. Liquid assets, which consist of cash, cash equivalents, and accounts receivable, were $51.4 million, or approximately 75% of total assets. Working capital increased by $1.5 million at September 30, 2010 from June 30, 2010. The Company remains debt-free.

        The table below presents financial results that we consider key operating and financial indicators for the three months ended September 30, 2010 and 2009, respectively:

			'10 vs '09 Change
	Sept. 30, 2010	Sept. 30, 2009
			Amt	%
Operating Indicators ($ in millions):
AUM at end of period	$12,765	$9,796	$2,969	30%
Average AUM for the period	$12,150	$8,818	$3,332	38%
Net AUM flows	$(18)	$812	$(830)	(102)%
Financial Indicators ($ in thousands):
Operating Revenue	$14,975	$11,417	$3,558	31%
Operating Income	$5,800	$3,562	$2,238	63%
Net Income	$3,346	$2,297	$1,049	46%
Earnings Per Share:
Basic	$0.15	$0.10	$0.05	50%
Diluted	$0.15	$0.10	$0.05	50%
Operating Margin(1)	39%	31%	NM	NM

NM—not meaningful

(1)
Defined as operating income divided by total operating revenues.

        Operating margin improved from the same period a year ago. The main driver of this was a 31% increase in revenue due to higher levels of AUM, primarily as a result of net inflows of $1.7 billion during the past twelve months. Market appreciation also contributed to the AUM increase.

        The average assets under management for the three months ended September 30, 2010 was approximately $12.2 billion compared to approximately $8.8 billion for the three months ended September 30, 2009, an increase of 38%. U.S. equity markets, as measured by the S&P 500, increased by approximately 10% over the twelve-month period. Global equity markets, as measured by the MSCI World Index, increased by approximately 7% over the same period.

        Operating expenses for the three months ended September 30, 2010 increased 17% compared with the same period a year ago, as a result of business growth. Increased employee compensation, in conjunction with increases to staff and the Company's overall performance, was a primary reason for the increase.

Business Environment

        As an investment management and advisory firm, our results are impacted by the prevailing global economic climate, including such items as corporate profitability, investor confidence, unemployment, and interest rates. These factors can directly affect investor sentiment and global equity markets.

        U.S. equity markets improved during the three months ended September 30, 2010, despite a volatile quarter. After moving higher in July on favorable corporate earnings reports, equity markets weakened again in August amid concerns that the economic recovery was faltering, as evidenced by an unemployment rate of 9.6% and continued weakness in the housing market despite historically low mortgage rates. In September, the equity markets rebounded strongly on better than expected economic data, particularly in the manufacturing sector, and reassurance from the Federal Reserve that the central bank would employ their monetary policy tools, as needed, to help promote economic recovery. With the slow pace of the economic recovery continuing and both actual inflation and inflation expectations at low levels, the Federal Reserve maintained the target funds rate near zero. Overall, the S&P 500 Index posted a gain of 11.3% during the quarter.

        Other equity markets around the world posted strong gains in the quarter as well, despite lingering concerns over European debt, the stability of the Chinese economic recovery, and fears of a double-dip recession in the U.S. Returns to U.S. investors in overseas markets were boosted as the dollar weakened against other currencies. The MSCI World Index returned 13.8% during the quarter.

Broad Market Indices*

	Period ended September 30, 2010
Broad Market Index	Three Months	Twelve Months
Dow Jones Industrial Average(1)	10.4%	11.1%
NASDAQ Composite(2)	12.3%	11.6%
S&P 500(3)	11.3%	10.2%

*
assumes dividend re-investment

(1)
Dow Jones Industrial Average is a trademark of Dow Jones & Company, which is not affiliated with Epoch.

(2)
NASDAQ is a trademark of the NASDAQ Stock Market, Inc., which is not affiliated with Epoch.

(3)
S&P is a trademark of Standard & Poor's, a division of the McGraw-Hill Companies, Inc., which is not affiliated with Epoch.

Selected Benchmark Indices*

	Period ended September 30, 2010
Benchmark Index	Three Months	Twelve Months
Russell 1000(1)	11.6%	10.8%
Russell 2000(1)	11.3%	13.3%
Russell 3000(1)	11.5%	11.0%
MSCI World (Net)(2)	13.8%	6.8%

*
assumes dividend re-investment

(1)
Russell Indices are trademarks of Russell Investments, which is not affiliated with Epoch.

(2)
MSCI World Index is a trademark of MSCI Inc., which is not affiliated with Epoch.

Company Impact and Outlook

        The past several months have been characterized by economic uncertainty, high unemployment, and low consumer confidence levels. These factors unfavorably impact equity markets, result in increased volatility, and affect investors' risk appetite. While equity markets and our short-term investment performance have been impacted, we continue to outperform the equity markets and related benchmarks on a longer-term basis, results that are consistent with our investment philosophy.

        Our distribution channels have further expanded and Firm recognition continues to strengthen. AUM from non-U.S. based clients also continues to grow and currently accounts for approximately 32% of revenue. Our operating margins are on par with leading asset management firms in the business, and we continue to operate debt-free.

        Despite an uncertain economic environment, we believe that with continued focus on generating superior risk-adjusted performance, providing a high level of client service, and further developing our distribution capabilities, we are well positioned to further strengthen the Firm and achieve our corporate goals.

AUM and Flows

        The following table sets forth the changes in our AUM for the periods presented (dollars in millions):

	Three Months Ended September 30,
	2010	2009
Beginning of period AUM	$11,344	$7,891

Client flows:
Inflows/new accounts	359	983
Outflows/closed accounts	(377)	(171)

Net inflows/(outflows)	(18)	812
Market appreciation	1,439	1,093

Net change	1,421	1,905

End of period AUM	$12,765	$9,796

Percent change in total AUM	12.5%	24.1%
Organic growth percentage(1)	(0.2)%	10.3%

(1)
Net inflows/(outflows) divided by beginning of period AUM.

        The net increase in AUM during the period was fostered by market appreciation. Net outflows were primarily driven by outflows within the subadvisory channel due to volatile market conditions.

        For the three months ended September 30, 2010 and 2009, approximately 48% and 51%, respectively, of investment advisory and management fees were earned from services to funds under advisory and sub-advisory contracts whose fees are calculated based upon daily net asset values, and approximately 52% and 49%, respectively, of fees were earned from services provided for separate accounts whose fees are calculated based upon asset values at the end of the period.

        The chart that follows highlights the quarterly growth in AUM and operating revenues over the past two years:

Quarterly AUM and Operating Revenue Growth
End of Period AUM
Operating Revenues
AUM ($ in billions)
Operating Revenues ($ in thousands)
$15.0
$13.5
$12.0
$10.5
$9.0
$7.5
$6.0
$4.5
$3.0
$1.5
$0.0
$16,000
$14,000
$12,000
$10,000
$8,000
$6,000
$4,000
$2,000
$0
$6,768
$6,843
$9,096
$11,417
$13,109
$14,706
$14,128
$14,975
$5.3 B
$5.7 B
$7.9 B
$9.8 B
$11.4 B
$12.6 B
$11.3 B
$12.8 B
12-31-08
3-31-09
6-30-09
9-30-09
12-31-09
3-31-10
6-30-10
9-30-10
Quarter Ended

Distribution Channels

        The table that follows presents the Company's AUM by distribution channel as of September 30, 2010, June 30, 2010 and September 30, 2009, respectively (dollars in millions):

	September 30, 2010		June 30, 2010		September 30, 2009
Distribution Channel	Amount	% of AUM	Amount	% of AUM	Amount	% of AUM
Sub-advisory	$6,943	54.4%	$6,183	54.5%	$5,034	51.4%
Institutional	5,562	43.6%	4,915	43.3%	4,500	45.9%
High net worth	260	2.0%	246	2.2%	262	2.7%

Total AUM	$12,765	100.0%	$11,344	100.0%	$9,796	100.0%

        During the three months ended December 31, 2009, approximately $820 million of AUM previously classified as Institutional was reclassified to Sub-advisory in conjunction with the adoption of the Epoch Funds by New York Life Investment Management.

Investment Products

        The table that follows presents the Company's AUM by product as of September 30, 2010, June 30, 2010 and September 30, 2009, respectively, as well as the three-month and one-year changes (dollars in millions):

				3-Month Change		1-Year Change
	September 30, 2010	June 30, 2010	September 30, 2009
Product				Amt	%	Amt	%
U.S. Value	$3,708	$3,403	$2,791	$305	9%	$917	33%
U.S. All Cap/Balanced	3,187	2,646	2,420	541	20%	767	32%
Global Equity Shareholder Yield	2,203	1,959	1,762	244	12%	441	25%
Global Absolute Return/Choice	1,592	1,462	875	130	9%	717	82%
U.S. Smid Cap Value	958	902	900	56	6%	58	6%
International/Int'l Small Cap	527	403	469	124	31%	58	12%
U.S. Small Cap Value	338	362	391	(24)	(7)%	(53)	(14)%
Global Small Cap	252	207	188	45	22%	64	34%

Total AUM	$12,765	$11,344	$9,796	$1,421	13%	$2,969	30%

        The charts that follow show the Company's products as a percentage of AUM as of September 30, 2010 and 2009, respectively:

Domestic vs. International

        The charts that follow show the Company's operating revenue by geographic region as a percentage of total operating revenue for the three months ended September 30, 2010 and 2009, respectively.

Investment Product Performance

        The following table displays each product's composite returns, net of management fees, for the period ended September 30, 2010, as measured against the respective benchmarks:

		Returns*(2)
Product	Inception Date(1)	3 months	1 Year	3 Years	5 Years	Since Inception
U.S. Value	31-Jul-01	11.5%	9.7%	(5.4)%	2.7%	4.4%
Russell 1000		11.6%	10.8%	(6.8)%	0.9%	1.8%
Russell 1000 Value		10.1%	8.9%	(9.4)%	(0.5)%	2.6%
U.S. All Cap Value	31-Jul-94	13.2%	10.8%	(5.3)%	1.3%	10.2%
Russell 3000		11.5%	11.0%	(6.6)%	0.9%	7.9%
Russell 3000 Value		10.1%	9.2%	(9.0)%	(0.4)%	8.5%
Global Equity Shareholder Yield	31-Dec-05	14.2%	13.9%	(4.1)%	N/A	4.4%
MSCI World (Net)		13.8%	6.8%	(8.3)%	N/A	0.7%
Global Absolute Return	31-Dec-01	8.5%	5.7%	(4.1)%	3.0%	8.9%
MSCI World (Net)		13.8%	6.8%	(8.3)%	1.3%	3.8%
U.S. Choice	30-Apr-05	11.7%	10.7%	(5.4)%	1.5%	3.7%
Russell 3000		11.5%	11.0%	(6.6)%	0.9%	2.4%
Global Choice	30-Sep-05	9.4%	7.1%	(5.2)%	6.3%	6.3%
MSCI World (Net)		13.8%	6.8%	(8.3)%	1.3%	1.3%
U.S. Smid Cap Value	31-Aug-06	14.8%	15.1%	(3.9)%	N/A	1.6%
Russell 2500		12.2%	15.9%	(3.6)%	N/A	1.1%
Russell 2500 Value		11.4%	14.7%	(4.0)%	N/A	(0.7)%
International Small Cap	31-Jan-05	22.2%	16.0%	(5.7)%	7.1%	9.3%
MSCI World ex USA Small Cap (Net)		17.8%	10.9%	(6.3)%	2.7%	4.9%
U.S. Small Cap Value	31-Dec-02	13.3%	12.2%	(4.5)%	1.3%	7.8%
Russell 2000		11.3%	13.3%	(4.3)%	1.6%	9.0%
Russell 2000 Value		9.7%	11.8%	(5.0)%	0.7%	8.8%
Global Small Cap	31-Dec-02	17.2%	14.5%	(3.3)%	5.2%	11.6%
MSCI World Small Cap (Net)		14.6%	13.5%	(4.2)%	2.7%	12.4%

*
Index and product returns assume dividend re-investment. Product returns are net of management fees.

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

Key Performance Indicators

        The charts that follow depict the Company's quarterly performance for the past five quarters in certain key financial measures:

  1.
  AUM

  2.
  Operating revenues

  3.
  Operating margin*

  4.
  Operating income

  *
  defined as operating income divided by operating revenue

Results of Operations

Three Months Ended September 30, 2010 and 2009

        For the three months ended September 30, 2010, the Company recorded net income of $3.3 million, an increase of 46%, or $1.0 million, from the same period a year ago. Basic earnings were $0.15 per share for three months ended September 30, 2010 compared to $0.10 per share for the three months ended September 30, 2009.

        The primary drivers for the change in net income were as follows:

  •
  Total operating revenues, including performance fees, increased 31%, as AUM increased approximately 30% from the same period a year ago.

  •
  Operating margin increased to 39% compared to 31% for the comparable period a year ago, as the Company's operating leverage continued to benefit from revenue growth.

Operating Revenues:

			'10 vs '09 Change
(Dollars in thousands)	2010	2009	$	%
Investment advisory and management fees	$14,795	$11,141	$3,654	33%

        The increase in revenues was attributable to the increase in AUM compared with the same period a year ago, as a result of net inflows from new and existing clients during the past twelve months, as well as market appreciation. Nearly all of the Company's investment products realized double-digit returns during the past year, with significant growth across virtually all products.

        The Company had net AUM inflows of approximately $1.7 billion for the twelve months ended September 30, 2010. AUM at September 30, 2010 was $12.8 billion, a 30% increase from AUM of $9.8 billion at September 30, 2009.

        The average AUM for the three months ended September 30, 2010 was $12.2 billion, approximately 38% higher than the $8.8 billion for the three months ended September 30, 2009.

        For the three months ended September 30, 2010, New York Life Investment Management, through the MainStay Epoch Funds and other funds subadvised by EIP, accounted for approximately 19% of consolidated operating revenues and CI Investments Inc. ("CI"), a Canadian-owned investment management company, accounted for approximately 8%. For the three months ended September 30, 2009, CI accounted for approximately 11% of consolidated operating revenues, while New York Life Investment Management accounted for 7%.

Operating Expenses:

			'10 vs '09 Change
(Dollars in thousands)	2010	2009	$	%
Employee related costs (excluding share- based compensation)	$5,469	$4,516	$953	21%
As of percent of total revenue	37%	40%

        Expenses in this category include salaries, benefits, incentive compensation, signing bonuses, commissions and severance. The increase was, in part, a result of additions to professional staff. Average headcount increased approximately 12% during the three months ended September 30, 2010, when compared with the comparable period a year ago, as the Company made additions to its investment, sales, and client service teams. An increase to salaries at the beginning of the calendar year, as well as increased accrued incentive compensation based on our operating results, also contributed to the increase.

        The Company places a high emphasis on pay for performance. As such, changes in the Company's performance as well as changes in the underlying performance of our investment products have an impact on compensation and benefits.

			'10 vs '09 Change
(Dollars in thousands)	2010	2009	$	%
Share-based compensation	$1,279	$971	$308	32%
As of percent of total revenue	9%	9%

        The Company believes that share-based compensation promotes unity in the workplace and a common objective with shareholders. The Company generally issues share awards to employees shortly following the calendar year, and may issue share awards at other times.

        During the three months ended September 30, 2010, the Company granted approximately 1,400 restricted share awards to employees at an average price of $12.38. Employee share-based compensation expense for restricted shares is recognized as follows: 12.5% immediately, and the remaining 87.5% ratably over the three-year vesting period of those awards.

        During the three months ended September 30, 2009, the Company granted $0.2 million in restricted share awards to employees. A total of 21,538 shares were granted at a weighted average price of $8.93.

        During the three months ended September 30, 2010, the Company granted $0.4 million in restricted share awards to non-employee directors. A total of 28,994 shares were granted at a weighted average price of $12.02. During the three months ended September 30, 2009, the Company granted $0.4 million in restricted share awards to non-employee directors. A total of 39,798 shares were granted at a weighted average price of $8.85.

        No employee stock options were issued during the periods presented.

        Increased annual employee share awards stemming from higher AUM, revenue and operating income levels were a primary reason for the increase.

			'10 vs '09 Change
(Dollars in thousands)	2010	2009	$	%
Occupancy and technology	$835	$1,083	$(248)	(23)%
As of percent of total revenue	6%	9%

        Occupancy and technology expenses consist primarily of office space rentals, market data services, and information technology costs. The prior period included a sublease termination fee associated with the Company's early termination of a sublease.

			'10 vs '09 Change
(Dollars in thousands)	2010	2009	$	%
Professional fees and services	$815	$693	$122	18%
As of percent of total revenue	5%	6%

        These expenses include outside legal fees for general corporate legal affairs, independent accountants' fees, consulting fees, employee placement fees and other professional services. Information technology consulting fees incurred to enhance existing systems were a primary factor for this increase.

			'10 vs '09 Change
(Dollars in thousands)	2010	2009	$	%
General and administrative	$777	$592	$185	31%
As of percent of total revenue	5%	5%

        General and administrative expenses consist primarily of expenses for travel and entertainment, advertising and marketing, and other office related expenses. Increased product distribution costs and travel expenses to support and expand distribution efforts were the primary reasons for the increase.

			'10 vs '09 Change
(Dollars in thousands)	2010	2009	$	%
Other income	$158	$308	$(150)	(49)%
As of percent of income before income taxes	3%	8%

        Other income primarily includes realized gains and losses on sales of investments, interest income, and rental income from subleased premises. The decline reflects a reduction in rental income from the August 2010 expiration of the Company's sublease of premises to a third party. Lower interest income due to significantly lower interest rates also contributed to the decrease.

			'10 vs '09 Change
(Dollars in thousands)	2010	2009	$	%
Provision for income taxes	$2,612	$1,573	$1,039	66%
Effective income tax rate	43.8%	40.6%

        The Company's effective income tax rate, as well as income tax expense, was higher during the three months ended September 30, 2010 when compared with the comparable period a year ago. This was primarily due to a higher federal statutory rate in the current period as a result of higher pre-tax income, and a partial valuation allowance release during the prior year period against net operating loss carryforwards.

        At the end of each interim period, we estimate the annual effective tax rate and apply that rate to our ordinary quarterly earnings. The effect of changes in enacted tax laws or rates is recognized in the interim period in which the change occurs.

        The computation of the annual estimated effective tax rate at each interim period requires certain estimates and judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in various jurisdictions, permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained, or as the tax environment changes.

Three Months Ended September 30, 2010 and Prior Quarter Ended June 30, 2010

        Summary operating information for the three months ended September 30, 2010 and June 30, 2010 is presented in the table below:

	Three Months Ended
	Sept. 30, 2010	June 30, 2010	Prior Quarter Change
Operating Indicators ($ in millions):
AUM at end of period	$12,765	$11,344	$1,421	13%
Average AUM for the period	$12,150	$12,184	$(34)	NM
Net AUM flows	$(18)	$96	$(114)	(119)%
Financial Indicators ($ in thousands):
Operating Revenue	$14,975	$14,128	$847	6%
Operating Income	$5,800	$5,173	$627	12%
Net Income	$3,346	$3,317	$29	1%
Earnings Per Share:
Basic	$0.15	$0.15	$—	0%
Diluted	$0.15	$0.14	$0.01	7%
Operating Margin(1)	39%	37%	NM	NM

NM—not meaningful

(1)
Defined as operating income divided by total operating revenues.

        The Company's operating income increased by 12% in the current quarter ended September 30, 2010 when compared with the prior quarter ended June 30, 2010, and is reflective of an increase in operating revenues as a result of higher AUM levels. Market appreciation during the three months ended September 30, 2010 was a key contributor to revenue growth. Partially offsetting the increase in revenue was a 2% increase in operating expenses. Increased employee compensation, in conjunction with increases to employee headcount and the Company's overall performance, was a primary reason for the increase. The Company's income tax expense was higher during the three months ended September 30, 2010 when compared with the prior quarter ended June 30, 2010. This was primarily due to true-ups in the quarter ended June 30, 2010 of prior year estimates to actual taxes due, and a partial valuation allowance release at June 30, 2010 against net operating loss carryforwards.

Liquidity and Capital Resources

        The Company's operating cash flows are primarily influenced by the timing and receipt of investment management fees, and the payment of operating expenses, including cash incentive compensation to employees. Investment management fees are generally collected within 90 days of quarter-end.

        Investing cash flows are principally influenced by activities to acquire property and equipment, reinvestment of income from the Company's Other investments, and investments in held-to-maturity securities.

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

Sources of Liquidity

        Sources of funds for the Company's operations are derived from investment advisory and investment management fees, and interest on the Company's cash, cash equivalents, and held-to-maturity securities. The Company's balance sheet continues to reflect significant liquidity. As of September 30, 2010, the Company had $51.4 million in liquid assets, consisting of cash and cash equivalents of $39.2 million and accounts receivable of $12.2 million, to fund its business growth strategy. Given the availability of these funds, the Company does not maintain or anticipate a need for an external source of liquidity.

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

Cash Flows

        A summary of the Statement of Cash Flows for the three months ended September 30, 2010 and 2009, respectively, is as follows (in thousands):

	Three months ended September 30,
	2010	2009
Cash flows provided by/(used in):
Operating activities	$6,091	$4,627
Investing activities	(1,859)	(2,700)
Financing activities	(1,420)	(966)

Net increase in cash and cash equivalents	2,812	961
Cash and cash equivalents at beginning of period	$36,447	$37,055

Cash and cash equivalents at end of period	39,259	38,016

Percent of total assets	57%	63%

        A more detailed analysis of the changes in cash flows is as follows:

Cash Flows from Operating Activities

        Net cash provided by operating activities totaled $6.1 million during the three months ended September 30, 2010. The difference from the prior comparable period reflects the change in net income and the timing differences in the cash settlement of assets and liabilities.

        Increased accounts receivable is reflective of higher management fees earned during the three months ended September 30, 2010 as a result of the increased levels of AUM and revenue. Accrued compensation and benefits, which increased by $2.6 million from the previous quarter, primarily represents accruals for incentive compensation.

Cash Flows from Investing Activities

        Cash flows used in investing activities totaled $1.9 million for the three months ended September 30, 2010. An additional investment of approximately $2.0 million in a non-affiliated investment limited partnership accounted for most of the cash flows used in investing activities during the period.

Cash Flows from Financing Activities

        Cash flows used in financing activities primarily reflect the payment of common stock dividends as well as the repurchase of the Company's common stock. Cash used for financing activities totaled $1.4 million for the three months ended September 30, 2010.

Working Capital

        The Company's working capital and current ratio for the three months ended September 30, 2010 and recent fiscal year ended June 30, 2010 is set forth in the table below (in thousands):

			Change
	September 30, 2010	June 30, 2010
			$	%
Current Assets	$53,980	$49,937	$4,043	8%
Current Liabilities	8,776	6,240	2,536	41%

Working Capital	$45,204	$43,697	$1,507	3%

Current Ratio(1)	6.2	8.0	(1.8)	(22)%

(1)
Current assets divided by current liabilities.

Quarterly Dividends

        In January 2010, the Board of Directors increased the regular quarterly cash dividend to $0.05 per share from the previous $0.03 per share rate. Quarterly dividends of approximately $1.1 million and $0.7 million, respectively, were paid in August 2010 and August 2009.

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

Common Stock Repurchase Plan

        We maintain a stock repurchase plan with the objective of maximizing shareholder value. Our stock repurchase plan is affected through regular open-market purchases in accordance with applicable laws and regulations.

        During the three months ended September 30, 2010 the Company did not repurchase any of its common shares. As of September 30, 2010, a total of 317,599 shares remain available for repurchase under the existing repurchase plan.

        During the three months ended September 30, 2009 the Company repurchased 81,900 shares at a weighted average price of $8.99. All shares repurchased are shown as Treasury stock at cost, in the Stockholders' equity section of the Condensed Consolidated Balance Sheets.

Fair Value Measurements

        The Company's Other investments, which include available-for sale securities, are measured at fair value. The gross unrealized losses from available-for-sale securities were primarily caused by overall weakness in the global financial markets. The securities are expected to recover their value over time. Management has the intent and ability to hold these investments until such recovery occurs.

        The Company does not hold any derivative instruments or financial liabilities. See Note 3 to the Condensed Consolidated Financial Statements for a further discussion on Fair Value Measurements.

Contractual Obligations

        Our contractual obligations are summarized in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010. At September 30, 2010, there were no material changes in our contractual obligations from June 30, 2010.

Off-Balance Sheet Arrangements

        As of September 30, 2010, the Company had no off-balance sheet arrangements.

New Accounting Pronouncements

        Management has considered all new accounting guidance issued subsequent to the fiscal year ended June 30, 2010 applicable to the Company's operations and the preparation of its condensed consolidated financial statements. Such recently issued accounting guidance has no effect on the Company's financial position or results of operations.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

AUM Market Risk

        The Company's predominant exposure to market risk is directly related to its role as an investment adviser for the mutual funds and separate accounts the Company manages. Changes in value of assets managed will impact the level of management and performance fee revenues. Approximately 48% of the Company's revenue is derived from daily net asset values, while the remaining 52% of revenue is derived from market values of AUM at the end of the quarter. Declines in equity security market prices could cause revenues to decline because of lower investment management fees by causing:

  •
  the value of AUM to decrease;

  •
  the returns realized on AUM to decrease, impacting performance fees; and

  •
  clients to withdraw funds in favor of investments in markets that they perceive to offer greater opportunity.

        Underperformance of client accounts relative to competing products could exacerbate these factors. The management of market risk on behalf of our clients, and the impact on fees to the Company, is a significant focus for us and we use a variety of risk measurement techniques to identify and manage market risk.

Other Investments Market Risk

        The Company is exposed to fluctuations in the market price of its Other investments. Other investments primarily consist of investments in Company-sponsored investment vehicles, including mutual funds, an investment product separate account, and a limited liability company. Other investments also include an investment in a non-affiliated investment limited partnership. The Company does not hedge its market risk related to these securities and does not intend to do so in the future.

        At September 30, 2010 and June 30, 2010, respectively, the Company performed a sensitivity analysis to assess the potential loss in the fair value of these market-risk sensitive securities. The following table represents the estimated impact on the Company's financial position assuming a hypothetical 10% decline in associated market indices (in thousands):

	Fair Value	Fair Value Assuming 10% Decline(2)	Decrease in Stockholders' Equity(1)
At September 30, 2010:
Available-for-sale securities:
Epoch Global All Cap separate account	$2,655	$2,399	$144
Investment in limited partnership	2,043	2,033	6
Company-sponsored mutual funds	1,021	925	54
Equity method:
Epoch Global Absolute Return Fund, LLC	457	413	25

Total Investments	$6,176	$5,770	$229

At June 30, 2010:
Available-for-sale securities:
Epoch Global All Cap separate account	$2,377	$2,154	$128
Company-sponsored mutual funds	895	810	49
Equity method:
Epoch Global Absolute Return Fund, LLC	426	398	16

Total Investments	$3,698	$3,362	$193

(1)
Investments in the Company-sponsored mutual funds, the Epoch Global All-Cap separate account, and the investment limited partnership are classified as available-for-sale securities. Unrealized gains or losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income (loss), net of tax, as a separate component of stockholders' equity until realized. The investment in the Epoch Global Absolute Return Fund, LLC is accounted for using the equity method, under which the Company's share of net realized and unrealized earnings or losses from the limited liability company is reflected in net income.

(2)
The example shown is hypothetical and actual declines in associated market indices may be greater than or less than the 10% shown.

Interest Rate Risk

        The Company's AUM is subject to interest rate risk. Changes in both domestic and global interest rates may impact the valuation of equities, and thus the Company's AUM and operating revenues.

        The Company's investment income is also subject to interest rate risk. Investment income consists primarily of interest income and realized gains and losses on its investments. The Company's investment income is sensitive to fluctuation in interest rates. The Company holds long-term debt securities. Since it is management's intent to hold these investments until they mature, these investments have been accounted for as held-to-maturity securities. The Company does not hedge its market risk related to these securities and does not intend to do so in the future. The Company believes that a hypothetical change in interest rates of 100 basis points would not have a material impact on its condensed consolidated results of operations, financial condition or cash flows.

        The table that follows provides information about the Company's investment securities held-to-maturity, including expected principal flows for the fiscal years June 30, 2011 through June 30, 2016 and thereafter (in thousands):

	Payments Due in Fiscal Years Ended June 30,
	2011	2012	2013	2014	2015	2016 and Thereafter	Total Principal Cash Flows	Fair Market Value at September 30, 2010
Long term debt securities	$—	$350	$1,050	$500	$—	$—	$1,900	$2,056
Weighted-average interest rate		1.67%	2.14%	2.66%			2.19%

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

        For the quarter ended September 30, 2010, management, with the participation of the Company's principal executive officer and principal financial and accounting officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation of these disclosure controls and procedures, the Company's principal executive officer and principal financial and accounting officer have concluded that the Company's disclosure controls and procedures were effective during the period covered by this Quarterly Report on Form 10-Q.

        The Company has also established and maintains internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of condensed consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In the ordinary course of business, the Company routinely enhances its internal controls and procedures for financial reporting by either upgrading its current systems or implementing new systems. During the fiscal quarter ended September 30, 2010, there was no change in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

        From time to time, the Company or its subsidiaries may become parties to claims, legal actions and complaints arising in the ordinary course of business. Management is not aware of any claims which would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Item 1a.    Risk Factors.

        See Part I. Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Environment" in this report for a discussion of the conditions in the financial markets and economic conditions affecting our business.

        In addition, for further discussion of our potential risks and uncertainties, see information under the heading "Risk Factors" in our annual report on Form 10-K for the year ended June 30, 2010.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

(c)   Purchases of Equity Securities by the Issuer.

        There were no repurchases of the Company's outstanding securities under the repurchase plan during the three months ended September 30, 2010. There are 317,599 shares remaining for repurchase under the existing repurchase plan as of September 30, 2010.

Employee Tax Withholding

        To satisfy statutory employee tax withholding requirements related to the vesting of common shares, the Company purchases from employees shares relinquished by employees to satisfy employee tax withholding obligations. The Company may subsequently resell these acquired shares in the open market or include them as part of the shares repurchased under the stock repurchase program. At September 30, 2010, there were 30,613 shares held by the Company for resale in the open market related to employee tax withholdings.

Item 5.    Other Information.

        The Company's Annual Meeting of Stockholders will be held on Thursday, December 2, 2010 at 9:00 A.M. at The Cornell Club—New York, 6 East 44th Street, New York, New York 10017.

Item 6.    Exhibits.

Exhibit No.	Description
3.1	Certificate of Incorporation of the Registrant, as amended.(A)
3.2	Amended and Restated By-Laws of Epoch Holding Corporation (as adopted April 2, 2008).(B)
4.1	Amended and Restated 2004 Omnibus Long-Term Incentive Compensation Plan.(E)
4.4	Stockholders Agreement dated as of June 2, 2004 among J Net Enterprises, Inc. and certain of its stockholders.(C)
4.5	Registration Rights Agreement dated as of June 2, 2004 among J Net Enterprises, Inc. and certain of its stockholders.(C)
10.1	Employment Agreement by and between Epoch Holding Corporation and William W. Priest, dated as of November 28, 2007 and effective as of January 1, 2008.(D)

Exhibit No.	Description
10.40	Form of Indemnification Agreement between the Registrant and each director and officer of the Registrant.(H)
10.45	Office lease between Vornado 640 Fifth Avenue LLC (Landlord) and Epoch Investment Partners, Inc. (Tenant).(F)
10.47	Office lease between 680 Fifth Avenue Associates, L.P. (Landlord) and J Net Enterprises, Inc. (Tenant).(G)
10.48	Office sublease between J Net Enterprises, Inc. (Tenant) and The Game Show Network (Subtenant).(G)
10.49	Office sublease between Centerview Partners Holdings LLC (Sublessor) and Epoch Investment Partners, Inc. (Sublessee).(H)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.(I)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.(I)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(I)

(A)
Incorporated by reference to Registrant's Form 8-K dated December 7, 2004.

(B)
Incorporated by reference to Registrant's Form 8-K dated April 2, 2008.

(C)
Incorporated by reference to Registrant's Form 8-K dated June 3, 2004.

(D)
Incorporated by reference to Registrant's Form 8-K dated December 3, 2007.

(E)
Incorporated by reference to Registrant's Form S-8 dated December 29, 2008.

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

EPOCH HOLDING CORPORATION (Registrant)
Date: November 4, 2010	By:	/s/ ADAM BORAK Adam Borak Chief Financial Officer (Principal Financial and Accounting Officer)