Form 10-Q
period 2010-12-31
EPOCH HOLDING CORP
filed 2011-02-04
CIK 351903

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2010
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

        As of February 1, 2011, there were 22,853,766 shares of the registrant's common stock, $0.01 par value per share, issued and outstanding.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2010

Form 10-Q Item No.		Page No.
	PART 1. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets—December 31, 2010 (Unaudited) and June 30, 2010	3
	Condensed Consolidated Statements of Income (Unaudited)—for the Three and Six Months Ended December 31, 2010 and 2009	4
	Condensed Consolidated Statements of Changes in Stockholders' Equity—for the Six Months Ended December 31, 2010 (Unaudited) and the Year Ended June 30, 2010	5
	Condensed Consolidated Statements of Cash Flows (Unaudited)—for the Six Months Ended December 31, 2010 and 2009	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	36
Item 4.	Controls and Procedures	38
	PART II. OTHER INFORMATION
Item 1.	Legal Proceedings.	40
Item 1A.	Risk Factors.	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	40
Item 6.	Exhibits.	41
	Signature	43

        Items other than those listed above have been omitted because they are not applicable.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2010	June 30, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,319	$36,447
Accounts receivable	13,864	11,156
Deferred income taxes, net—(Note 8)	1,976	861
Security deposits	—	462
Prepaid and other current assets	778	1,011

Total current assets	40,937	49,937
Property and equipment, net of accumulated depreciation of $2,841 and $2,454, respectively	1,962	2,187
Security deposits	484	770
Deferred income taxes, net—(Note 8)	7,931	4,110
Held-to-maturity securities, at amortized cost (fair value of $2,027 and $2,046, respectively)—(Note 5)	1,981	2,001
Other investments, at fair value (cost of $7,083 and $3,856, respectively)—(Note 6)	7,556	3,698

Total assets	$60,851	$62,703

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,157	$929
Accrued compensation and benefits	6,344	5,041
Subtenant security deposit	—	238
Income taxes payable	142	32

Total current liabilities	7,643	6,240
Deferred rent	777	848

Total liabilities	8,420	7,088

Commitments and contingencies—(Note 7)
Stockholders' equity:
Common stock, $0.01 par value per share, 60,000,000 shares authorized; 23,334,267 issued and 22,851,866 outstanding at December 31, 2010 and 23,269,262 issued and 22,786,861 outstanding at June 30, 2010, respectively	233	233
Additional paid-in capital	60,394	56,893
(Accumulated deficit)/Retained earnings	(4,373)	2,668
Accumulated other comprehensive income/(loss), net of tax	133	(223)
Less: Treasury stock, at cost, 482,401 shares	(3,956)	(3,956)

Total stockholders' equity	52,431	55,615

Total liabilities and stockholders' equity	$60,851	$62,703

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

UNAUDITED

(in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Operating Revenues:
Investment advisory and management fees	$16,562	$12,889	$31,357	$24,030
Performance fees	294	220	474	496

Total operating revenues	16,856	13,109	31,831	24,526

Operating Expenses:
Employee related costs (excluding share-based compensation)	5,980	5,589	11,448	10,105
Share-based compensation	1,201	960	2,481	1,931
Occupancy and technology	985	996	1,820	2,079
General and administrative	911	648	1,688	1,240
Professional fees and services	742	578	1,557	1,271

Total operating expenses	9,819	8,771	18,994	16,626

Operating Income	7,037	4,338	12,837	7,900
Other income	217	329	375	637

Income Before Income Taxes	7,254	4,667	13,212	8,537

Provision for income taxes	3,185	2,020	5,797	3,674
Income tax benefit from release of valuation allowance—(Note 8)	(4,964)	(81)	(4,964)	(162)

Total provision for/(benefit from) income taxes	(1,779)	1,939	833	3,512

Net Income	$9,033	$2,728	$12,379	$5,025

Earnings Per Share:—(Note 9)
Basic	$0.40	$0.12	$0.54	$0.23

Diluted	$0.39	$0.12	$0.54	$0.23

Weighted-Average Shares Outstanding:
Basic	22,827	22,165	22,807	22,180

Diluted	23,028	22,311	22,990	22,314

Cash dividends declared and paid per share	$0.80	$0.33	$0.85	$0.36

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED DECEMBER 31, 2010 AND THE YEAR ENDED JUNE 30, 2010

(dollars and shares in thousands)

	Common Stock			(Accumulated Deficit)/ Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock
			Additional Paid-in Capital					Total Stockholders' Equity
	Shares	Par Value				Shares	Amount
Balances at June 30, 2009	22,198	$225	$50,848	$1,256	$(307)	304	$(2,232)	$49,790
Net income	—	—	—	11,645	—	—	—	11,645
Net unrealized gains on available-for-sale securities, net of tax	—	—	—	—	199	—	—	199
Reclassification of net realized gains included in net income, net of tax	—	—	—	—	(115)	—	—	(115)

Comprehensive income								11,729
Issuance and forfeitures of restricted share awards	702	7	821	—	—	—	—	828
Amortization of share-based compensation	—	—	4,309	—	—	—	—	4,309
Cash dividends	—	—	—	(10,233)	—	—	—	(10,233)
Income tax benefit from dividends paid on unvested shares	—	—	174	—	—	—	—	174
Exercise of employee stock options	65	1	277	—	—	—	—	278
Net sales/purchases of shares for employee withholding	31	—	25	—	—	(31)	207	232
Repurchase of common shares	(209)	—	—	—	—	209	(1,931)	(1,931)
Excess income tax benefit from share-based compensation	—	—	439	—	—	—	—	439

Balances at June 30, 2010	22,787	233	56,893	2,668	(223)	482	(3,956)	55,615
Net income	—	—	—	12,379	—	—	—	12,379
Net unrealized gains on available-for-sale securities, net of tax	—	—	—	—	419	—	—	419
Reclassification of net realized gain included in net income, net of tax	—	—	—	—	(63)	—	—	(63)

Comprehensive income								12,735
Issuance and forfeitures of restricted share awards	24	—	(6)	—	—	—	—	(6)
Amortization of share-based compensation	—	—	2,487	—	—	—	—	2,487
Cash dividends—(Note 12)	—	—	—	(19,420)	—	—	—	(19,420)
Income tax benefit from dividends paid on unvested shares	—	—	397	—	—	—	—	397
Exercise of employee stock options	41	—	254	—	—	—	—	254
Net sales/purchases of shares for employee withholding	—	—	60	—	—	—	—	60
Excess income tax benefit from share-based compensation	—	—	309	—	—	—	—	309

Balances at December 31, 2010 (Unaudited)	22,852	$233	$60,394	$(4,373)	$133	482	$(3,956)	$52,431

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Six Months Ended December 31,
	2010	2009
Cash flows from operating activities:
Net income	$12,379	$5,025
Adjustments to reconcile net income to net cash provided by operating activities:
Benefit from deferred income taxes—(Note 8)	(5,211)	(225)
Share-based compensation	2,481	1,931
Depreciation and amortization	387	337
Net realized gain on investments	(111)	(160)
Equity in net income from limited liability company	(69)	(85)
Amortization of bond premiums	20	13
Income tax benefit from dividends paid on unvested shares	(397)	(131)
Excess income tax benefit from share-based compensation	(309)	(436)
(Increase)/decrease in operating assets:
Accounts receivable	(2,708)	(2,890)
Prepaid and other current assets	233	(402)
Increase/(decrease) in operating liabilities:
Accounts payable and accrued liabilities	228	82
Accrued compensation and benefits	1,303	2,266
Income taxes payable	816	521
Deferred rent	(71)	125
Deferred revenue	—	303

Net cash provided by operating activities	8,971	6,274

Cash flows from investing activities:
Investments in Company-sponsored products and other investments, net	(3,047)	(32)
Security deposits, net	510	(105)
Capital expenditures	(162)	(560)
Purchases of held-to-maturity securities	—	(2,434)
Proceeds from redemption of held-to-maturity securities	—	400
Proceeds from other transactions	—	6

Net cash used in investing activities	(2,699)	(2,725)

Cash flows from financing activities:
Cash dividends	(19,420)	(7,985)
Income tax benefit from dividends paid on unvested shares	397	131
Excess income tax benefit from restricted share-based compensation	309	436
Proceeds from stock option exercises	254	—
Net gain on sale of shares for employee withholding	60	25
Repurchase of common shares, net	—	(860)

Net cash used in financing activities	(18,400)	(8,253)

Net decrease in cash and cash equivalents during period	(12,128)	(4,704)
Cash and cash equivalents at beginning of period	36,447	37,055

Cash and cash equivalents at end of period	$24,319	$32,351

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$5,375	$3,587

Supplemental disclosures of non-cash investing activities:
Net change in unrealized gains on available-for-sale securities, net of tax	$356	$249

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009

(Unaudited)

Note 1—Organization

Business

        Epoch Holding Corporation ("Epoch" or the "Company"), a Delaware corporation, is a holding company whose sole line of business is investment advisory and investment management services. The operations of the Company are conducted through its wholly-owned subsidiary, Epoch Investment Partners, Inc. ("EIP"). EIP is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"). EIP provides investment advisory and investment management services to clients including corporations, mutual funds, endowments, foundations and high net worth individuals. Headquartered in New York City, the Company's current investment strategies include U.S. Value, U.S. All Cap Value, Global Equity Shareholder Yield, Global Absolute Return, Global Choice, U.S. Choice, U.S. Smid Cap (small/mid) Value, International Small Cap, U.S. Small Cap Value, Global Small Cap, and Balanced.

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

        These financial statements rely, in part, on estimates. Actual results could differ from these estimates. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the Company's financial position, interim results of operations and cash flows. The results for the interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The Company's unaudited condensed consolidated financial statements and the related notes should be read together with the consolidated financial statements and the related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

        All material intercompany accounts and transactions have been eliminated in consolidation.

        Prior year amounts related to depreciation expense have been reclassified and presented as part of general and administrative expenses in the Condensed Consolidated Statements of Income to conform to the current year presentation. Prior year amounts for the income tax benefit from the release of valuation allowances on certain deferred tax assets is shown as a separate component of the provision for income taxes in the Condensed Consolidated Statements of Income to conform to the current year presentation. Such reclassifications had no impact on net income.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009

(Unaudited)

Note 2—Summary of Significant Accounting Policies (Continued)

        There have been no changes in significant accounting policies during the three and six months ended December 31, 2010. For a complete listing of the Company's significant accounting policies, please refer to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Recently Issued Accounting Pronouncements

        Management has considered all new accounting pronouncements issued subsequent to the fiscal year ended June 30, 2010 applicable to the Company's operations and the preparation of its condensed consolidated financial statements. Such recently issued accounting pronouncements have no effect on the Company's financial position or results of operations.

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

        The Company established a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the reported date. The three levels are defined as follows:

  •
  Level 1—quoted prices in active markets that are available for identical assets or liabilities as of the reported date.

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

Other Investments

        Other investments primarily consist of investments in Company-sponsored investment vehicles, including mutual funds, an investment strategy separate account, and a limited liability company. Other investments also include an investment in a non-affiliated investment limited partnership.

        The investments in the mutual funds and in the separate account are accounted for as available-for-sale investments and valued under the market approach through the use of unadjusted quoted market prices available in an active market, and are classified within Level 1 of the valuation hierarchy. The fair value of these investments at December 31, 2010 was $4.0 million.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009

(Unaudited)

Note 3—Fair Value Measurements (Continued)

        During the six months ended December 31, 2010, the Company invested $3.0 million in a non-affiliated investment limited partnership. At December 31, 2010, the Company held less than a 2% interest in this limited partnership. This investment is accounted for as available-for-sale and is valued based upon an ownership interest in partners' capital to which a proportionate share of net assets is attributed. The value of net assets is based on the underlying assets and liabilities of the limited partnership, which primarily include exchange-listed common stocks and money market funds. This investment seeks to generate capital appreciation. The Company's investment may be redeemed as of the end of the partnership's fiscal year, provided that 30 days prior written notice is given to the general partner. Redemptions may be more frequent at the option of the general partner. There is no lock-up and there are no unfunded commitments. The investment limited partnership is classified within Level 2 of the valuation hierarchy. The fair value of this investment at December 31, 2010 was $3.1 million.

        The following table presents, for each of the hierarchy levels previously described, the Company's assets that are measured at fair value on a recurring basis as of December 31, 2010 and June 30, 2010, respectively (in thousands):

	December 31, 2010 Fair Value Measurements Using				June 30, 2010 Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Other investments:
Available-for-sale	$3,983	$3,077	$—	$7,060	$3,272	$—	$—	$3,272

There were no transfers between Level 1, 2 and 3 categories in the fair value measurement hierarchy for the periods presented.

        The investment in the limited liability company is accounted for under the equity method, whereby the Company records its percentage of realized and unrealized earnings or losses in the Condensed Consolidated Statement of Income. Consequently, this investment is not recorded at fair value. The total carrying value of this investment was $0.5 million at December 31, 2010 and $0.4 million at June 30, 2010.

        The Company did not hold any financial liabilities measured at fair value at December 31, 2010 or June 30, 2010.

Note 4—Accounts Receivable

        The Company's client base consists of a large number of geographically diverse clients across many industries. The Company's accounts receivable balances do not include an allowance for doubtful accounts for the periods presented and there have been no bad debt expenses recognized during the three and six months ended December 31, 2010 and 2009, respectively. Management believes the December 31, 2010 accounts receivable balances are fully collectible.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009

(Unaudited)

Note 4—Accounts Receivable (Continued)

Significant Customers

        For the three months ended December 31, 2010, New York Life Investment Management, through the MainStay Epoch Funds and other funds sub-advised by EIP, accounted for approximately 19% of consolidated operating revenues. CI Investments Inc, ("CI"), a Canadian-owned investment management company, accounted for approximately 7%. For the six months ended December 31, 2010, New York Life Investment Management accounted for approximately 19% of consolidated operating revenues, while CI accounted for approximately 8%.

        For the three months ended December 31, 2009, New York Life Investment Management accounted for approximately 15% of consolidated operating revenues, while CI accounted for approximately 10%. For the six months ended December 31, 2009, New York Life Investment Management accounted for approximately 11% of consolidated operating revenues, while CI accounted for approximately 10%.

Note 5—Held-to-Maturity Securities

        The Company's investment securities classified as held-to-maturity consist of long-term debt securities. These investments are carried at amortized cost. Gross unrealized gains and losses, and fair value of these securities at December 31, 2010 and June 30, 2010 are as follows (in thousands):

December 31, 2010				June 30, 2010
	Gross Unrealized				Gross Unrealized
Amortized Cost			Aggregate Fair Value	Amortized Cost			Aggregate Fair Value
	Gains	Losses			Gains	Losses
$1,981	$46	$—	$2,027	$2,001	$45	$—	$2,046

        The fair value of investments in held-to-maturity securities is valued under the market approach through the use of quoted prices for similar investments in active markets.

        The contractual maturities of the investment securities classified as held-to-maturity at December 31, 2010 are as follows (in thousands):

Contractual Maturities	Amortized Cost	Aggregate Fair Value
Due after 1 year through 3 years	$1,459	$1,490
Due after 3 years through 5 years	522	537

Total	$1,981	$2,027

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009

(Unaudited)

Note 6—Other Investments

        The Company's Other investments at December 31, 2010 and June 30, 2010 are summarized as follows (in thousands):

	December 31, 2010				June 30, 2010
		Gross Unrealized				Gross Unrealized
	Cost Basis			Aggregate Fair Value	Cost Basis			Aggregate Fair Value
		Gains	Losses			Gains	Losses
Available-for-sale securities:
Epoch Global All Cap separate account	$2,407	$484	$(19)	$2,872	$2,297	$185	$(105)	$2,377
Investment in limited partnership	3,000	77	—	3,077	—	—	—	—
Company-sponsored mutual funds	1,180	64	(133)	1,111	1,133	34	(272)	895

Total available-for-sale securities	6,587	625	(152)	7,060	3,430	219	(377)	3,272
Equity method investment:
Epoch Global Absolute Return Fund, LLC	496	—	—	496	426	—	—	426

Total Other Investments	$7,083	$625	$(152)	$7,556	$3,856	$219	$(377)	$3,698

        The unrealized losses for each period presented have been unrealized for twelve months or more. Management has reviewed its investment securities for other-than-temporary impairment in accordance with its accounting policy outlined in Note 2 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2010. When evaluating whether an unrealized loss on an investment available-for-sale is other than temporary, Management reviews such factors as extent and duration of the loss, deterioration in the issuer's credit quality, reduction or cessation of dividend payments, and overall financial strength of the issuer.

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

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009

(Unaudited)

Note 6—Other Investments (Continued)

        Proceeds as well as realized gains and losses recognized from investments classified as available-for-sale are as follows (in thousands):

	For the Three Months Ended December 31,
	2010			2009
		Gross Realized			Gross Realized
	Proceeds	Gains	Losses	Proceeds	Gains	Losses
Investments:
Available-for-sale securities:
Epoch Global All Cap separate account	$592	$93	$(11)	$834	$115	$(29)
Company-sponsored mutual funds	35	35	—	23	23	—

	$627	$128	$(11)	$857	$138	$(29)

	For the Six Months Ended December 31,
	2010			2009
		Gross Realized			Gross Realized
	Proceeds	Gains	Losses	Proceeds	Gains	Losses
Investments:
Available-for-sale securities:
Epoch Global All Cap separate account	$1,034	$130	$(54)	$1,787	$240	$(103)
Company-sponsored mutual funds	35	35	—	23	23	—

	$1,069	$165	$(54)	$1,810	$263	$(103)

        Realized gains and losses from available-for-sale securities are included in Other income in the Condensed Consolidated Statements of Income using the specific identification method.

Note 7—Commitments and Contingencies

Employment Agreements

        The Company renewed its employment agreement with its Chief Executive Officer in December 2010, effective January 1, 2011. The term of the agreement is for two years and calls for a minimum base salary of $375 thousand per annum, and bonus compensation in accordance with the Company's bonus and incentive compensation plans. The agreement also calls for certain payments in the event of termination. The payments could vary depending on the cause of termination and whether or not the Board of Directors elects to enforce a non-compete agreement. The agreement was reviewed and approved by the Company's Compensation Committee and the Board of Directors.

        There are no employment contracts with any other officer or employee of the Company. There are written agreements with certain employees, which provide for sales commissions or bonuses, subject to the attainment of certain performance criteria or continuation of employment. Such commitments under the various agreements total approximately $2.3 million at December 31, 2010. Of this amount, approximately $0.8 million is included in accrued compensation and benefits in the Condensed

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009

(Unaudited)

Note 7—Commitments and Contingencies (Continued)

Consolidated Balance Sheet at December 31, 2010. An additional $0.4 million will be accrued during the remainder of the fiscal year ending June 30, 2011 and shortly thereafter. Approximately $1.1 million represents restricted stock awards to be issued during the remainder of the fiscal year ending June 30, 2011 and shortly thereafter.

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

        In addition to an existing sub-advisory relationship between EIP and New York Life Investments for certain funds, and the adoption of the Epoch Funds indicated above, EIP and New York Life Investments have entered into an arrangement wherein, among other things, EIP and an affiliate of New York Life Investments have established a distribution and administration relationship with respect to certain separately managed account and unified managed account strategies, and for a period of three years New York Life Investments agrees to pay certain additional base fees and meet minimum distribution targets.

Legal Matters

        From time to time, the Company or its subsidiaries may become parties to claims, legal actions and complaints arising in the ordinary course of business. Management is not aware of any claims which would have a material adverse effect on its condensed consolidated financial position, results of operations, or cash flows.

Note 8—Provision For/(Benefit From) Income Taxes

        We account for income taxes under the asset and liability method. Deferred tax assets and liabilities arise from temporary differences between book and tax basis using the enacted statutory tax rates and laws that will be in effect when such differences are expected to reverse. Deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years. Deferred tax liabilities are recognized for temporary differences that will result in taxable income in future years. The Company must assess the likelihood that its deferred tax assets will be realized based upon the consideration of all available evidence, using a "more likely than not" standard. To the extent the Company believes that recovery is not likely, it must establish a valuation allowance. To the extent the Company establishes a valuation allowance or changes this allowance in a reporting period, the Company must include an expense or a benefit within the tax provision of its condensed consolidated statement of income.

        Prior to December 31, 2010, the Company maintained a valuation allowance on certain deferred tax assets, relating to acquired net operating losses and alternative minimum tax credits, since the

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009

(Unaudited)

Note 8—Provision For/(Benefit From) Income Taxes (Continued)

likelihood of the realization of those assets was not "more likely than not". The Company has continuously evaluated additional facts representing positive and negative evidence in the determination of the realizability of those deferred tax assets. As of December 31, 2010, the Company concluded that sufficient positive evidence exists from recent earnings history, pre-tax income growth rates, current operating income levels, and our outlook for sustained profitability, to conclude that it is more likely than not that these assets will be fully realized in future operating periods. Therefore, the Company released a valuation allowance of $5.0 million as a discrete benefit from income taxes. If future operating and business conditions are to differ significantly, the Company will reassess the ability to realize the deferred tax assets. If it is more likely than not that the Company would not realize the deferred tax assets, then all or a portion of the valuation allowance may need to be re-established, which will result in a charge to tax expense.

        The release of the above valuation allowance resulted in a non-recurring increase in the Company's basic earnings per share of $0.22 and $0.21 and diluted earnings per share of $0.21 and $0.22 for the three and six months ended December 31, 2010, respectively. The release also resulted in an increase in deferred tax assets on the Condensed Consolidated Balance Sheet, but had no effect on cash flows.

Note 9—Earnings Per Share

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

        The Company had 531,209 and 1,577,173 issued and outstanding stock options at December 31, 2010 and 2009, respectively. The calculation of diluted EPS included all of the issued and outstanding stock options for the three and six months ended December 31, 2010. The calculation of diluted EPS excluded 960,000 issued and outstanding stock options for the three and six months ended December 31, 2009, respectively, as the exercise price of those options was higher than the average market price of the common stock for the respective periods. The conversion of those particular options, whose exercise price was higher than the average market price of the common stock during the respective period, would have had an anti-dilutive effect.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009

(Unaudited)

Note 9—Earnings Per Share (Continued)

        The table that follows presents the computation of basic and diluted EPS for the three and six months ended December 31, 2010 and 2009, respectively (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Numerator:
Net income	$9,033	$2,728	$12,379	$5,025

Denominator:
Weighted-average common shares outstanding	22,827	22,165	22,807	22,180
Net common stock equivalents assuming the exercise of in-the-money stock options	201	146	183	134

Weighted-average common and common equivalent shares outstanding assuming dilution	23,028	22,311	22,990	22,314

Earnings Per Share:
Basic	$0.40	$0.12	$0.54	$0.23

Diluted	$0.39	$0.12	$0.54	$0.23

Note 10—Comprehensive Income

        A summary of comprehensive income is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Net income	$9,033	$2,728	$12,379	$5,025
Other comprehensive income, net of tax:
Net unrealized gains on available-for-sale securities	171	101	419	340
Reclassification of net realized gains to net income	(66)	(58)	(63)	(91)

Comprehensive income	$9,138	$2,771	$12,735	$5,274

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009

(Unaudited)

Note 11—Geographic Area Information

        The Company operates under one business segment, investment management. Geographical information pertaining to the Company's operating revenues is presented below. The amounts are aggregated by the client's domicile (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
United States	$11,957	$9,307	$22,202	$17,319
Canada	1,903	1,790	3,661	3,484
Asia/Australia	1,579	743	3,080	1,247
Europe	1,417	1,269	2,888	2,476

Total operating revenues	$16,856	$13,109	$31,831	$24,526

Note 12—Special Dividends

        On November 17, 2010, the Board of Directors declared a special cash dividend of $0.75 per share on the Company's common stock. The dividend was payable on December 16, 2010 to all shareholders of record at the close of business on December 2, 2010. The aggregate dividend payment totaled approximately $17.1 million.

        On November 13, 2009, the Board of Directors declared a special cash dividend of $0.30 per share on the Company's common stock. The dividend was payable on December 15, 2009 to all shareholders of record at the close of business on November 30, 2009. The aggregate dividend payment totaled approximately $6.7 million.

Note 13—Subsequent Event

Dividends on Common Stock

        On January 7, 2011, the Board of Directors increased the Company's quarterly cash dividend rate from $0.05 per share to $0.06 per share. This dividend is approximately $1.4 million in total, payable on February 11, 2011 to all shareholders of record at the close of business on January 28, 2011.

*****

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Set forth on the following pages is management's discussion and analysis of our financial condition and results of operations for the three and six months ended December 31, 2010 and 2009. Such information should be read in conjunction with our unaudited condensed consolidated financial statements together with the notes to the unaudited condensed consolidated financial statements. When we use the terms the "Company," "Firm," "management," "we," "us," and "our," we mean Epoch Holding Corporation, a Delaware corporation, and its consolidated subsidiaries.

Forward-Looking Statements

        Certain information included, or incorporated by reference in this Quarterly Report on Form 10-Q and other materials filed or to be filed by Epoch Holding Corporation ("Epoch" or the "Company") with the United States Securities and Exchange Commission ("SEC") contain statements that may be considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as "may," "might," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about our Company, may include projections of our future financial performance based on our anticipated growth strategies and trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by our forward-looking statements. In particular, you should consider the risks and uncertainties outlined in "Factors Which May Affect Future Results."

        These risks and uncertainties are not exhaustive. Other sections of this Quarterly Report on Form 10-Q may include additional factors which could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

        Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We are under no duty to update any of these forward-looking statements after the date of this Quarterly Report on Form 10-Q, nor to conform our prior statements to actual results or revised expectations, and we do not intend to do so.

        Forward-looking statements include, but are not limited to, statements about our:

  •
  business environment,

  •
  expectations with respect to the economy, securities markets, the market for mergers and acquisitions activity, the market for asset management activity and other industry trends,

  •
  competitive position,

  •
  possible or assumed future results of operations and operating cash flows,

  •
  realization of deferred tax assets,

  •
  business strategies and investment policies,

  •
  potential operating performance, achievements, productivity improvements, efficiency and cost reduction efforts,

  •
  growth strategy,

  •
  expected tax rates,

  •
  strategic relationships,

  •
  investment strategy development, and

  •
  the effect of future legislation and regulation on our Company.

Available Information

        Reports we file electronically with the SEC via the SEC's Electronic Data Gathering, Analysis and Retrieval system ("EDGAR") may be accessed through the internet. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

        We maintain a website which contains current information on operations and other matters. The website address is www.eipny.com. Through the Investor Relations section of our website, and the "Financial Information" tab therein, we make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statement, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

        Also available free of charge on our website within the Investors Relations section, and the "Corporate Governance" tab therein, is our Code of Ethics and Business Conduct and charters for the Audit, Nominating/Corporate Governance, and the Compensation Committees of our Board of Directors.

Factors Which May Affect Future Results

        There are numerous factors which may affect our results of operations. These include, but are not limited to, the ability to attract and retain clients, performance of the financial markets and invested assets we manage, retention of key employees and members of management, and significant changes in regulations.

        In addition, our ability to expand or alter our investment strategy offerings and distribution network, whether through acquisitions or internal development is critical to our long-term success and has inherent risks. This success is dependent on the ability to identify and fund those developments or acquisitions on terms which are favorable to us. There can be no assurance that any of these operating factors or acquisitions can be achieved or, if undertaken, will be successful.

        Other risks and uncertainties that we do not presently consider to be material or of which we are not presently aware may become important factors that affect us in the future.

        These and other risks related to our Company are discussed in detail under Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Critical Accounting Estimates

        Our significant accounting estimates are described in Note 2 of the Notes to the Consolidated Financial Statements, as well as Management's Discussion and Analysis of Financial Condition and

Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, and have not changed from those described therein.

Overview

        We are a global asset management firm with accomplished and experienced professionals. Our professional staff averages over 20 years of industry experience. Our Company was formed with the specific goal of responding to paradigm shifts occurring within the sources of global equity investment returns and within the structure of the investment management business as a whole.

        Headquartered in New York City, we had approximately $14.3 billion in assets under management ("AUM") as of December 31, 2010. We remain debt-free and continue to have substantial capital resources available to fund current operations and implement our long-term growth strategy.

        Our operating subsidiary, Epoch Investment Partners, Inc. ("EIP"), is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"). EIP's sole line of business is to provide investment advisory and investment management services to clients including corporations, mutual funds, endowments, foundations, and high net worth individuals. These services are provided through both separately managed accounts and commingled vehicles, such as private investment funds and mutual funds.

        Revenues are generally derived as a percentage of AUM. Therefore, among other factors, our revenues are dependent upon:

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

AUM Fair Value Measurement

        AUM consists of actively traded securities. The fair value of these securities is determined by an independent pricing service, which uses publicly available, unadjusted, quoted market prices for measurement. We substantiate the values obtained with another independent pricing service to confirm that all prices are valid. There is no judgment involved in the calculation of AUM in a manner that would directly impact our revenue recognition.

Financial and Business Highlights

        During the three months ended December 31, 2010, favorable market conditions impacted our AUM through both market performance and AUM inflows. Some highlights during the three months ended December 31, 2010 were as follows:

  •
  Our AUM increased to $14.3 billion at December 31, 2010, an increase of 26% from $11.4 billion at December 31, 2009 and 12% from $12.8 billion at September 30, 2010. Net AUM inflows accounted for approximately $1.1 billion of the increase from the prior year.

  •
  Nearly all of our investment strategies have outperformed their respective benchmarks for the past five years as well as since investment strategy inception.

  •
  Operating revenues increased 29%, or $3.7 million, from the same period a year ago. Operating revenues increased by approximately 13%, or $1.9 million, compared with the previous quarter.

  •
  Operating expenses increased by 12%, or $1.0 million, from the same period a year ago. Increased employee compensation, in conjunction with increases to staff as well as an increase in accrued incentive compensation, was a primary reason for the increase. As a percentage of revenue, employee compensation continues to decline.

  •
  Operating margin was approximately 42% for the three months ended December 31, 2010 compared with 33% for three months ended December 31, 2009. Our operating margin is consistent with leading asset management firms.

  •
  Basic earnings per share, excluding the effect of a tax valuation allowance release (See Note 8 to the Financial Statements), increased to $0.18 for the three months ended December 31, 2010 compared to $0.12 for the same period a year ago. Our release of a tax valuation allowance contributed an additional non-recurring benefit of $0.22 per share during the quarter, resulting in a total basic earnings per share of $0.40 for the quarter.

  •
  In November 2010, our Board declared a special cash dividend of $0.75 per share, or $17.1 million, as a result of our strong liquidity position and confidence in the business. This dividend was paid December 16, 2010.

  •
  In January 2011, our Board approved an increase in the quarterly dividend rate from $0.05 to $0.06 per share. This next regularly scheduled dividend is payable on February 11, 2011.

        The table below presents key operating and financial indicators for the three and six months ended December 31, 2010 and 2009, respectively:

	Three Months Ended December 31,		'10 vs '09 Change		Six Months Ended December 31,		'10 vs '09 Change
	2010	2009	Amt	%	2010	2009	Amt	%
Operating Indicators ($ in millions):
AUM at end of period	$14,326	$11,354	$2,972	26%	$14,326	$11,354	$2,972	26%
Average AUM for the period	$13,647	$10,411	$3,236	31%	$12,898	$9,644	$3,254	34%
Net AUM flows	$275	$946	$(671)	(71)%	$257	$1,758	$(1,501)	(85)%
Financial Indicators ($ in thousands):
Operating Revenues	$16,856	$13,109	$3,747	29%	$31,831	$24,526	$7,305	30%
Operating Income	$7,037	$4,338	$2,699	62%	$12,837	$7,900	$4,937	62%
Net Income	$9,033	$2,728	$6,305	231%	$12,379	$5,025	$7,354	146%
Earnings Per Share:
Basic	$0.40	$0.12	$0.28	233%	$0.54	$0.23	$0.31	135%
Diluted	$0.39	$0.12	$0.27	225%	$0.54	$0.23	$0.31	135%
Operating Margin(1)	42%	33%	NM	NM	40%	32%	NM	NM
Adjusted Financial Indicators* ($ in thousands):
Net Income	$4,069	$2,728	$1,341	49%	$7,415	$5,025	$2,390	48%
Earnings Per Share:
Basic	$0.18	$0.12	$0.06	50%	$0.33	$0.23	$0.10	43%
Diluted	$0.18	$0.12	$0.06	50%	$0.32	$0.23	$0.09	39%

*—The effect of the release of a valuation allowance on certain deferred tax assets during the quarter ended December 31, 2010 was removed from these calculations to make the financial indicators comparable to the prior year periods presented. This release caused the following increases: an increase in net income by approximately $5.0 million and basic earnings per share by $0.22 and $0.21 in the three and six-month periods ending December 31, 2010, respectively. The effect on diluted earnings per share was an increase of $0.21 and $0.22 per share, in the three and six months ended December 31, 2010, respectively.

NM—not meaningful

(1)
Defined as operating income divided by operating revenues.

Business Environment

        As an investment management and advisory firm, our results are impacted by the prevailing global economic climate, including such items as corporate profitability, investor confidence, unemployment, and interest rates. These factors can directly affect investor sentiment and global equity markets.

  Domestic

        U.S. stocks achieved significant gains during the quarter ending December 31, 2010, driven by strong returns for the month of December, and U.S. equity markets finished at or close to their highest levels of the calendar year. The U.S. economy continued to show signs of improvement and the Federal Reserve indicated it would purchase an additional $600 billion in Treasuries by mid-2011 in an attempt to keep long-term interest rates low. The stock market rally was supported by late-year congressional legislation to extend the Bush-era tax cuts that were set to expire at the end of 2010. Retail sales during the holiday season were stronger than anticipated, returning to levels reached just before the recession began in 2007. The U.S. housing market remained fragile, however, and unemployment continued to remain high, ending the quarter at 9.8%.

        Small- and mid-cap shares outperformed large-caps during the quarter. As measured by various Russell indexes, growth stocks fared better than value across all market capitalizations, although all segments generated robust returns. Energy and materials stocks were also particularly strong, with gains around 20%, due in part to rising commodity prices; gold reached $1,400 per ounce, oil surpassed $90 per barrel, and gasoline averaged $3 per gallon nationwide. Stocks in the consumer discretionary, industrial, and financial sectors provided impressive returns as companies in these sectors are expected to benefit from a stronger economy.

  International

        European equity markets generated gains, but did not perform as well as other world markets during the quarter. The European debt crisis caused several countries to have their debt ratings downgraded and the major credit rating agencies indicated that Spain, Portugal, and possibly others face near-term credit rating downgrades. Government bond yields rose considerably in many countries within the euro zone.

        Developed markets in the Pacific Rim posted strong returns, primarily due to gains in Japan. However, Japanese economic data provided evidence that the strong yen has hurt its balance of trade and exports. Chinese stocks generated modest returns amid concerns that the economy could eventually overheat, which prompted the government to raise interest rates.

Broad Market Indices*

	Period Ended December 31, 2010
Broad Market Index	Three Months	Six Months	Twelve Months
Dow Jones Industrial Average(1)	8.0%	20.1%	14.1%
NASDAQ Composite(2)	12.3%	26.5%	18.2%
S&P 500(3)	10.8%	23.3%	15.1%
MSCI World (Net)(4)	9.0%	24.0%	11.8%

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

Investment Philosophy

        Our investment philosophy is focused on achieving superior risk-adjusted returns by investing in companies that generate free cash flow, have understandable business models, possess transparent financial statements, and are undervalued relative to the investment team's value determinations. Security selection and portfolio construction processes are designed to reduce the likelihood of significant capital losses in declining markets while participating in returns from rising markets.

Business Outlook

        We believe that a modest global recovery is underway, but the residual effects of the financial crisis, particularly high unemployment levels, are likely to remain for some time. We continue to be positive about the market's direction over the medium term because equities are attractively valued relative to bonds, and corporate fundamentals appear to be strong. Global economic conditions, however, continue to be challenging. There is significant concern that Europe's heavily indebted nations are going to have a difficult time paring debt while simultaneously addressing economic stagnation and high unemployment. We believe the future growth in Gross Domestic Product over the next eighteen months will come from emerging countries, especially China.

        Significant risk factors remain, including an increase in mortgage-related stresses in the United States, Europe's banking and sovereign debt issues, and the magnitude of the task facing policymakers in China as they work to contain accelerating inflation. While the market is likely to be filled with volatility, solid fundamentals should provide compelling investment opportunities through this period of recovery. Individual security selection will continue to be critical.

        Despite an uncertain economic environment, we believe there are still plenty of opportunities for investors. Those opportunities will be found in companies that generate consistent free cash flow and whose management teams have a history of allocating capital to generate shareholder value. As an investment advisor, we continue to seek companies that return capital to the business owners through cash dividends, stock buybacks, and debt pay downs, particularly in those instances when internal projects and acquisition opportunities offer returns that are less than a firm's cost of capital. We also look for those companies that can reinvest their cash flow internally or make acquisitions that are accretive to shareholder value creation. The best opportunities are likely to be with companies that successfully grow the top line while protecting profit margins.

AUM and Flows

        The following table sets forth the changes in our AUM for the periods presented (dollars in millions):

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Beginning of period AUM	$12,765	$9,796	$11,344	$7,891

Client flows:
Inflows/new accounts	651	1,454	1,010	2,437
Outflows/closed accounts	(376)	(508)	(753)	(679)

Net inflows	275	946	257	1,758
Market performance	1,286	612	2,725	1,705

Net change	1,561	1,558	2,982	3,463

End of period AUM	$14,326	$11,354	$14,326	$11,354

Percent change in total AUM	12.2%	15.9%	26.3%	43.9%
Organic growth percentage(1)	2.2%	9.7%	2.3%	22.3%

(1)
Net inflows divided by beginning of period AUM.

        For each of the three and six months ended December 31, 2010 and 2009, approximately 48% of investment advisory and management fees were earned from services to funds under advisory and sub-advisory contracts whose fees are calculated based upon daily net asset values, and approximately 52% of fees were earned from services provided for separate accounts whose fees are calculated based upon asset values at the end of the period.

        The chart that follows highlights the quarterly growth in AUM and operating revenues over the past eight quarters:

Investment Strategies

        The table that follows presents our AUM by investment strategy as of December 31, 2010, June 30, 2010 and December 31, 2009, respectively, as well as the six-month and one-year changes (dollars in millions):

				6-Month Change		1-Year Change
	December 31, 2010	June 30, 2010	December 31, 2009
Strategy				Amt	%	Amt	%
U.S. Value	$4,204	$3,403	$3,132	$801	24%	$1,072	34%
U.S. All Cap Value/Balanced	3,592	2,646	2,583	946	36%	1,009	39%
Global Equity Shareholder Yield	2,446	1,959	2,256	487	25%	190	8%
Global Absolute Return/Choice	1,777	1,462	1,420	315	22%	357	25%
U.S. Smid Cap Value	1,014	902	907	112	12%	107	12%
International/Int'l Small Cap	623	403	449	220	55%	174	39%
U.S. Small Cap Value	378	362	396	16	4%	(18)	(5)%
Global Small Cap	292	207	211	85	41%	81	38%

Total AUM	$14,326	$11,344	$11,354	$2,982	26%	$2,972	26%

        The charts that follow show our investment strategies as a percentage of AUM as of December 31, 2010 and 2009, respectively:

Investment Strategy Performance

        The following table displays each of our investment strategies' composite returns, net of management fees, for the period ended December 31, 2010, as measured against their respective benchmarks:

		Returns (%)(2)(3)
Strategy	Inception Date(1)	3 months	1 Year	3 Years	5 Years	Since Inception
U.S. Value	31-Jul-01	10.1	13.2	(2.5)	4.6	5.3
Russell 1000		11.2	16.1	(2.4)	2.6	2.9
Russell 1000 Value		10.5	15.5	(4.4)	1.3	3.6
U.S. All Cap Value	31-Jul-94	10.6	16.2	(1.8)	3.7	10.7
Russell 3000		11.6	16.9	(2.0)	2.7	8.5
Russell 3000 Value		10.9	16.2	(3.9)	1.5	9.0
Global Equity Shareholder Yield	31-Dec-05	6.0	12.3	(1.8)	5.4	5.4
MSCI World (Net)		9.0	11.8	(4.9)	2.4	2.4
Global Absolute Return	31-Dec-01	8.4	5.7	(0.1)	4.9	9.6
MSCI World (Net)		9.0	11.8	(4.9)	2.4	4.7
Global Choice	30-Sep-05	7.7	5.9	(2.7)	6.6	7.5
MSCI World (Net)		9.0	11.8	(4.9)	2.4	2.9
U.S. Choice	30-Apr-05	9.8	15.0	(1.1)	3.7	5.2
Russell 3000		11.6	16.9	(2.0)	2.7	4.3
U.S. Smid Cap Value	31-Aug-06	12.8	24.0	1.2	N/A	4.3
Russell 2500		14.9	26.7	2.5	N/A	4.3
Russell 2500 Value		13.8	24.8	2.7	N/A	2.4
International Small Cap	31-Jan-05	12.7	28.0	(1.5)	8.8	11.1
MSCI World ex USA Small Cap (Net)		12.9	24.5	(0.8)	3.8	6.9
U.S. Small Cap Value	31-Dec-02	14.3	24.4	0.9	4.7	9.3
Russell 2000		16.3	26.9	2.2	4.5	10.8
Russell 2000 Value		15.4	24.5	2.2	3.5	10.5
Global Small Cap	31-Dec-02	14.9	27.2	2.1	8.0	13.2
MSCI World Small Cap (Net)		14.3	26.1	1.9	4.5	13.9

(1)
Epoch Investment Partners, Inc. became a registered investment adviser under the Investment Advisers Act of 1940 in June 2004. Performance from April 2001 through May 2004 is for Epoch's investment team and accounts while at Steinberg Priest & Sloane Capital Management, LLC. For the period from July 1994 through March 2001, Co-Chief Investment Officer and Chief Executive Officer William W. Priest managed the accounts while at Credit Suisse Asset Management and was the only individual responsible for selecting the securities to buy and sell.

(2)
Index and investment strategy returns assume dividend re-investment. Investment strategy returns are net of management fees.

(3)
Past performance is not indicative of future results.

Revenues by Geographic Region

        The charts that follow show our operating revenue by geographic region as a percentage of total operating revenue for the six months ended December 31, 2010 and 2009, respectively.

Distribution Channels

        The table that follows presents our AUM by distribution channel as of December 31, 2010, June 30, 2010 and December 31, 2009, respectively (dollars in millions):

	December 31, 2010		June 30, 2010		December 31, 2009
Distribution Channel	Amount	% of AUM	Amount	% of AUM	Amount	% of AUM
Sub-advisory	$7,653	53.4%	$6,183	54.5%	$6,260	55.1%
Institutional	6,404	44.7%	4,915	43.3%	4,827	42.5%
High net worth	269	1.9%	246	2.2%	267	2.4%

Total AUM	$14,326	100.0%	$11,344	100.0%	$11,354	100.0%

Key Performance Indicators

        The charts that follow depict our quarterly performance for the past five quarters in certain key financial measures:

  (1)
  AUM—End of quarter

  (2)
  AUM—Average

  (3)
  Operating revenues

  (4)
  Operating margin(1)

(1)
Defined as operating income divided by operating revenues

Results of Operations

Three Months Ended December 31, 2010 and 2009

        For the three months ended December 31, 2010, our net income was $9.0 million, compared to $2.7 million for the same period a year ago. Basic earnings per share were $0.40 for three months ended December 31, 2010 compared to $0.12 per share for the same period a year ago.

        Net income and earnings per share reflect the benefit of a release of a tax valuation allowance, which reduced tax expense for the period by $5.0 million (see Note 8 of the Financial Statements for further details). Excluding the release of the tax valuation allowance, net income for the period would have been approximately $4.1 million and basic earnings per share would have been $0.18.

        Other drivers for the change in net income were as follows:

  •
  Total operating revenues, including performance fees, increased by 29%, as AUM increased approximately 26% from the same period a year ago. Average AUM for the three months ended December 31, 2010 was $13.6 billion compared to $10.4 billion during the same period a year ago.

  •
  Operating margin increased to 42% compared to 33% for the same period a year ago, as our operating leverage continued to benefit from AUM and revenue growth.

Six Months Ended December 31, 2010 and 2009

        For the six months ended December 31, 2010, our net income was $12.4 million, compared to $5.0 million for the same period a year ago. Basic earnings per share were $0.54 for six months ended December 31, 2010 compared to $0.23 per share for the same period a year ago. Excluding the release of the tax valuation allowance previously noted, net income for the period would have been $7.4 million and basic earnings per share would have been $0.33.

        Other drivers for the change in net income were as follows:

  •
  Total operating revenues, including performance fees, increased 30% as a result of higher AUM levels. Net AUM inflows were $1.1 billion over the past twelve months. Average AUM for the six months ended December 31, 2010 was $12.9 billion compared to $9.6 billion during the comparable period a year ago.

  •
  Operating margin increased to 40% compared to 32% for the same period a year ago.

Operating Revenues:

	Three Months Ended December 31,		'10 vs '09 Change		Six Months Ended December 31,		'10 vs '09 Change
(Dollars in thousands)	2010	2009	$	%	2010	2009	$	%
Investment advisory and management fees	$16,562	$12,889	$3,673	28%	$31,357	$24,030	$7,327	30%

        The increase in revenues for the periods presented above were attributable to the increase in AUM compared with the same periods a year ago, as a result of net inflows from new and existing clients during the past twelve months, as well as market performance. More than half of our investment strategies realized double-digit returns during the past year, with significant growth across nearly all investment strategies.

        For both the three and six months ended December 31, 2010, New York Life Investment Management accounted for approximately 19% of consolidated operating revenues, while CI accounted for approximately 7% and 8%, respectively.

        For the three and six months ended December 31, 2009, New York Life accounted for approximately 15% and 11% of consolidated operating revenues, respectively, while CI accounted for 10% in both the three and six month periods.

Operating Expenses:

	Three Months Ended December 31,		'10 vs '09 Change		Six Months Ended December 31,		'10 vs '09 Change
(Dollars in thousands)	2010	2009	$	%	2010	2009	$	%
Employee related costs (excluding
share-based compensation)	$5,980	$5,589	$391	7%	$11,448	$10,105	$1,343	13%
As of percent of total revenue	35%	43%			36%	41%

        Employee related costs include salaries, benefits, incentive compensation, signing bonuses, commissions and severance. The increase for the periods presented is primarily a result of additions to professional staff. Average headcount increased approximately 11% and 12% during the three months and six months ended December 31, 2010, respectively, when compared with the prior year periods. Several additions were made to our investment, sales, and client service teams to support our business expansion. Merit increases at the beginning of the calendar year 2010, as well as an increase in accrued incentive compensation based on our operating results, also contributed to the increase. We place a high emphasis on pay for performance. As such, changes in our performance as well as changes in the underlying performance of our investment strategies have an impact on compensation and benefits.

	Three Months Ended December 31,		'10 vs '09 Change		Six Months Ended December 31,		'10 vs '09 Change
(Dollars in thousands)	2010	2009	$	%	2010	2009	$	%
Share-based compensation	$1,201	$960	$241	25%	$2,481	$1,931	$550	28%
As of percent of total revenue	7%	7%			8%	8%

        We believe that share-based compensation promotes unity in the workplace and a common objective with shareholders. We generally issue share awards to employees shortly following the calendar year, and may issue share awards at other times. Accordingly, share-based compensation is expected to increase during the next quarter.

        Employee share-based compensation expense for restricted shares is recognized as follows: 12.5% immediately, and the remaining 87.5% ratably over the three-year vesting period of those awards.

        Increased annual employee share awards during calendar year 2010 compared to calendar year 2009, stemming from higher AUM, revenue and operating income levels, was the primary reason for the increase.

	Three Months Ended December 31,		'10 vs '09 Change		Six Months Ended December 31,		'10 vs '09 Change
(Dollars in thousands)	2010	2009	$	%	2010	2009	$	%
Occupancy and technology	$985	$996	$(11)	(1)%	$1,820	$2,079	$(259)	(12)%
As of percent of total revenue	6%	8%			6%	8%

        Occupancy and technology expenses consist primarily of office space rentals, market data services, and information technology costs. These costs were essentially unchanged during the three months ended December 31, 2010 when compared with the same period a year ago.

        A reduction in office rent from the expiration of a subleased premise was the primary reason for the decline during the six months ended December 31, 2010. This reduction was partially offset by increased costs associated with market data services.

	Three Months Ended December 31,		'10 vs '09 Change		Six Months Ended December 31,		'10 vs '09 Change
(Dollars in thousands)	2010	2009	$	%	2010	2009	$	%
General and administrative	$911	$648	$263	41%	$1,688	$1,240	$448	36%
As of percent of total revenue	5%	5%			5%	5%

        General and administrative expenses consist primarily of expenses for travel and entertainment, advertising and marketing, depreciation, and other office related expenses. Increased product distribution costs and travel expenses to support and expand distribution efforts were the primary reasons for the increase in the periods presented.

	Three Months Ended December 31,		'10 vs '09 Change		Six Months Ended December 31,		'10 vs '09 Change
(Dollars in thousands)	2010	2009	$	%	2010	2009	$	%
Professional fees and services	$742	$578	$164	28%	$1,557	$1,271	$286	23%
As of percent of total revenue	4%	4%			5%	5%

        These expenses include outside legal fees for general corporate legal affairs, independent accountants' fees, consulting fees, employee placement fees and other professional services. An increase in employee placement fees during the three and six month periods ending December 31, 2010 was the primary reason for this increase.

	Three Months Ended December 31,		'10 vs '09 Change		Six Months Ended December 31,		'10 vs '09 Change
(Dollars in thousands)	2010	2009	$	%	2010	2009	$	%
Other income	$217	$329	$(112)	(34)%	$375	$637	$(262)	(41)%
As of percent of income before income taxes	3%	7%			3%	7%

        Other income primarily includes realized gains and losses on sales of investments, dividends from investments, and interest income. The decline in the periods presented reflects a reduction in sublease income from the August 2010 expiration of our sublease of premises to a third party.

	Three Months Ended December 31,		'10 vs '09 Change		Six Months Ended December 31,		'10 vs '09 Change
(Dollars in thousands)	2010	2009	$	%	2010	2009	$	%
Provision for/(Benefit from) income taxes	$(1,779)	$1,939	$(3,718)	NM	$833	$3,512	$(2,679)	NM
Effective income tax rate	(24.5)%	41.5%			6.3%	41.1%

NM—not
meaningful

        During the three months ended December 31, 2010, management determined that a valuation allowance against certain deferred tax assts, relating to acquired net operating losses and alternative minimum tax credits, was no longer appropriate as it is more likely than not that these deferred tax assets will be realized in future operating periods. Accordingly, the Company released a valuation allowance of approximately $5.0 million. This determination was made based upon such positive evidence as our recent earnings history, pre-tax income growth rates, and current operating income levels. We expect continued profitability in the future, at a level that will allow us to utilize these deferred tax assets in future periods.

        The release of the valuation allowance is the primary factor for the change in the provision for income taxes and the effective income tax rate for the periods shown. Excluding the effect of the valuation allowance release, our effective income tax rate would have been approximately 43.9% in both the three and six month periods ended December 31, 2010.

Three Months Ended December 31, 2010 and Prior Quarter Ended September 30, 2010

        Summary operating information for the three months ended December 31, 2010 and September 30, 2010 is presented in the table below:

	Three Months Ended
			Change
	Dec. 31 2010	Sept. 30 2010
			Amt	%
Operating Indicators ($ in millions):
AUM at end of period	$14,326	$12,765	$1,561	12%
Average AUM for the period	$13,647	$12,150	$1,497	12%
Net AUM flows	$275	$(18)	$293	NM
Financial Indicators ($ in thousands):
Operating Revenues	$16,856	$14,975	$1,881	13%
Operating Income	$7,037	$5,800	$1,237	21%
Net Income	$9,033	$3,346	$5,687	170%
Earnings Per Share:
Basic	$0.40	$0.15	$0.25	167%
Diluted	$0.39	$0.15	$0.24	160%
Operating Margin(1)	42%	39%	NM	NM
Adjusted Financial Indicators* ($ in thousands):
Net Income	$4,069	$3,346	$723	22%
Earnings Per Share:
Basic	$0.18	$0.15	$0.03	20%
Diluted	$0.18	$0.15	$0.03	20%

NM—not meaningful.

*—The effect of the release of a valuation allowance on certain deferred tax assets during the quarter ended December 31, 2010 was removed from these calculations to make the financial indicators comparable to the prior period presented. This release caused the following increases: an increase in net income by approximately $5.0 million, basic earnings per share by $0.22, and diluted earnings per share by $0.21.

(1)
Defined as operating income divided by operating revenues.

        Our operating income increased by 21% in the quarter ended December 31, 2010 when compared with the quarter ended September 30, 2010, and is reflective of an increase in operating revenues as a result of higher AUM levels. Market performance during the three months ended December 31, 2010 was a key contributor to revenue growth. Partially offsetting the increase in revenue was a 7% increase in operating expenses. Increased employee compensation, in conjunction with increases to staff as well as an increase in accrued incentive compensation as a result of our overall performance, was a primary reason for the increase. Excluding the release of a tax valuation allowance in the three months ended December 31, 2010 of approximately $5.0 million, our income tax expense would have been higher when compared with the prior quarter ended September 30, 2010 due to higher pre-tax income levels during the current period.

Liquidity and Capital Resources

        Operating cash flows are primarily influenced by the timing and receipt of investment management fees, and the payment of operating expenses, including cash incentive compensation to our employees. Investment management fees are generally collected within 90 days of quarter-end.

        Investing cash flows are principally influenced by activities to acquire property and equipment, reinvestment of income from our Other investments, and investments in Held-to-maturity securities.

        Financing cash flows are predominately influenced by the payment of cash dividends on our common stock and the repurchase of our common stock. We have been making quarterly dividend payments on our common stock since the quarter ended December 31, 2007 and have paid three special dividends based upon our Board's assessment of our Company's financial position and liquidity as well as the outlook for our continued development.

        We do not have any debt and we do not foresee any reason to incur debt unless a significant business opportunity warrants such action. We routinely evaluate our strategic position and maintain a disciplined acquisition and alliance effort, which seeks complementary investment strategies or new investment strategies, which could benefit our clients. While we plan to actively seek such opportunities, there can be no assurance that acquisitions can be identified or consummated on terms that will be attractive to us. We believe that opportunities exist, but we will only act on opportunities that we believe will support our long-term business strategy.

Sources of Liquidity

        Sources of funds for our operations are derived from investment advisory and investment management fees, and interest on our cash, cash equivalents, and held-to-maturity securities. Our balance sheet continues to reflect significant liquidity. As of December 31, 2010, we had $38.2 million in liquid assets, consisting of cash and cash equivalents of $24.3 million and accounts receivable of $13.9 million, to fund our growth strategy. Given the availability of these funds, we do not maintain or anticipate a need for an external source of liquidity.

        We believe that the sources of liquidity described above will be sufficient to meet our operating needs for the foreseeable future and will enable us to continue implementing our growth strategy.

Uses of Liquidity

        We remain committed to growing our business and expect that our main uses of cash will be to pay corporate operating expenses, enhance technology infrastructure, pay quarterly dividends, and reacquire shares of our common stock when appropriate.

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

Cash Flows

        A summary of the Statement of Cash Flows for the six months ended December 31, 2010 and 2009, respectively, is as follows (in thousands):

	Six months ended December 31,
	2010	2009
Cash flows provided by/(used in):
Operating activities	$8,971	$6,274
Investing activities	(2,699)	(2,725)
Financing activities	(18,400)	(8,253)

Net decrease in cash and cash equivalents	(12,128)	(4,704)
Cash and cash equivalents at beginning of period	$36,447	$37,055

Cash and cash equivalents at end of period	$24,319	$32,351

        A more detailed analysis of the Statement of Cash Flows is as follows:

Cash Flows from Operating Activities

        Net cash provided by operating activities totaled $9.0 million during the six months ended December 31, 2010. The difference from the prior comparable period reflects the change in net income and the timing differences in the cash settlement of assets and liabilities.

        The increase in accounts receivable is reflective of higher management fees earned during the three months ended December 31, 2010 as a result of the increased levels of AUM and revenue. The increase in accrued compensation and benefits primarily represents accruals for incentive compensation, offset by partial payments made in December 2010.

Cash Flows from Investing Activities

        Cash flows used in investing activities totaled $2.7 million for the six months ended December 31, 2010. Investments of $3.0 million in a non-affiliated investment limited partnership, partially offset by the return of security deposits on leased premises, accounted for most of the cash flows used in investing activities during the period. The purpose of the investment in the limited partnership is to generate additional returns on our cash balances during the current period of relatively low interest rates.

Cash Flows from Financing Activities

        Cash flows used in financing activities primarily reflect the payment of a special dividend on common stock of $17.1 million as well as two regular quarterly dividends totaling $2.3 million. Cash used for financing activities totaled $18.4 million for the six months ended December 31, 2010.

Working Capital

        Our working capital and current ratio at December 31, 2010 and June 30, 2010 is set forth in the table below (in thousands):

			Change
	December 31, 2010	June 30, 2010
			$	%
Current Assets	$40,937	$49,937	$(9,000)	(18)%
Current Liabilities	7,643	6,240	1,403	22%

Working Capital	$33,294	$43,697	$(10,403)	(24)%

Current Ratio(1)	5.4	8.0	(2.6)	(33)%

(1)
Current assets divided by current liabilities.

Quarterly Dividends

        Quarterly dividends of approximately $1.1 million were paid in August and November 2010.

        On January 7, 2011, the Board of Directors increased the Company's quarterly cash dividend rate from $0.05 per share to $0.06 per share. This dividend is approximately $1.4 million in total, payable on February 11, 2011 to all shareholders of record at the close of business on January 28, 2011.

        We expect regular quarterly cash dividends going forward to be paid in February, May, August and November of each fiscal year. However, the actual declaration of future cash dividends, and the establishment of record and payment dates, is subject to determination by the Board of Directors each quarter after its review of our financial performance, as well as general business conditions. We may change our dividend policy at any time.

Special Cash Dividend

        As a result of our strong liquidity position, debt-free balance sheet, and confidence in our business, our Board of Directors declared a special cash dividend on November 17, 2010 of $0.75 per share. The dividend was paid on December 16, 2010 to all shareholders of record at the close of business on December 2, 2010. The aggregate dividend payment totaled approximately $17.1 million.

Common Stock Repurchase Plan

        We maintain a stock repurchase plan with the objective of maximizing shareholder value. Our stock repurchase plan is affected through regular open-market purchases in accordance with applicable laws and regulations.

        During the three and six months ended December 31, 2010 we did not repurchase any of our common shares. As of December 31, 2010, a total of 317,599 shares remain available for repurchase under the existing repurchase plan.

        All shares repurchased are shown as Treasury stock at cost, in the Stockholders' equity section of the Condensed Consolidated Balance Sheets.

Fair Value Measurements

        Our Other investments, which include available-for sale securities, are measured at fair value. The gross unrealized losses from available-for-sale securities were primarily caused by overall weakness in the global financial markets. The securities are expected to recover their value over time. We have the intent and ability to hold these investments until such recovery occurs.

        We do not hold any derivative instruments or financial liabilities. See Note 3 to the Condensed Consolidated Financial Statements for a further discussion on Fair Value Measurements.

Contractual Obligations

        Our contractual obligations are summarized in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010. At December 31, 2010, there were no material changes in our contractual obligations from June 30, 2010.

Employment Agreement

        We renewed our employment agreement with our Chief Executive Officer in December 2010, effective January 1, 2011. The term of the agreement is for two years and calls for a minimum base salary of $375 thousand per anum, and bonus compensation in accordance with our bonus and incentive compensation plans. The agreement also calls for certain payments in the event of termination. The payments could vary depending on the cause of termination and whether or not our Board of Directors elects to enforce a non-compete agreement. The agreement was reviewed and approved by our Compensation Committee and our Board of Directors.

Off-Balance Sheet Arrangements

        As of December 31, 2010, we had no off-balance sheet arrangements.

New Accounting Pronouncements

        Management has considered all new accounting pronouncements issued subsequent to the fiscal year ended June 30, 2010 applicable to the Company's operations and the preparation of its condensed consolidated financial statements. Such recently issued accounting pronouncements have no effect on the Company's financial position or results of operations.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

AUM Market Risk

        Our predominant exposure to market risk is directly related to our role as an investment adviser for the mutual funds and separate accounts we manage. Changes in value of assets managed will impact the level of management and performance fee revenues. Approximately 48% of our revenue was derived from daily net asset values, while the remaining 52% of revenue was derived from market values of AUM at the end of the quarter. Declines in equity security market prices could cause revenues to decline because of lower investment management fees by causing:

  •
  the value of AUM to decrease;

  •
  the returns realized on AUM to decrease, impacting performance fees; and

  •
  clients to withdraw funds in favor of investments in markets that they perceive to offer greater opportunity.

        Underperformance of client accounts relative to competing investment strategies could exacerbate these factors. The management of market risk on behalf of our clients, and the impact on fees is a significant focus for us and we use a variety of risk measurement techniques to identify and manage market risk.

Other Investments Market Risk

        We are exposed to fluctuations in the market price of our Other investments. Other investments primarily consist of investments in Company-sponsored investment vehicles, including mutual funds, an investment strategy separate account, and a limited liability company. Other investments also include an investment in a non-affiliated investment limited partnership. We do not hedge our market risk related to these securities and do not intend to do so in the future.

        At December 31, 2010 and June 30, 2010, respectively, we performed a sensitivity analysis to assess the potential loss in the fair value of these market-risk sensitive securities. The following table represents the estimated impact on our financial position assuming a hypothetical 10% decline in associated market indices (in thousands):

	Fair Value	Fair Value Assuming 10% Decline(1)	Decrease in Stockholders' Equity(2)
At December 31, 2010:
Available-for-sale securities:
Epoch Global All Cap separate account	$2,872	$2,596	$155
Investment in limited partnership	3,077	3,062	9
Company-sponsored mutual funds	1,111	1,006	59
Equity method investment:
Epoch Global Absolute Return Fund, LLC	496	448	27

Total Other Investments	$7,556	$7,112	$250

At June 30, 2010:
Available-for-sale securities:
Epoch Global All Cap separate account	$2,377	$2,154	$128
Company-sponsored mutual funds	895	810	49
Equity method investment:
Epoch Global Absolute Return Fund, LLC	426	398	16

Total Other Investments	$3,698	$3,362	$193

(1)
The example shown is hypothetical and actual declines in associated market indices may be greater or less than the 10% shown.

(2)
Investments in the Company-sponsored mutual funds, the Epoch Global All-Cap separate account, and the investment limited partnership are classified as available-for-sale securities. Unrealized gains or losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income/(loss), net of tax, as a separate component of stockholders' equity until realized. The investment in the Epoch Global Absolute Return Fund, LLC is accounted for using the equity method, under which our share of net realized and unrealized earnings or losses from the limited liability company is reflected in net income.

Interest Rate Risk

        Our AUM is subject to interest rate risk. Changes in interest rates may impact the valuation of equities, and thus our AUM and operating revenues.

        Our investment income is also subject to interest rate risk. Investment income consists primarily of interest income and realized gains and losses on our investments. Our investment income is sensitive to fluctuation in interest rates. We hold long-term debt securities. Since it is our intent to hold these investments until they mature, these investments have been accounted for as held-to-maturity securities.

We do not hedge our market risk related to these securities and we do not intend to do so in the future. We believe that a hypothetical change in interest rates of 100 basis points would not have a material impact on our condensed consolidated results of operations, financial condition or cash flows.

        The table that follows provides information about our investment securities held-to-maturity, including expected principal flows for the fiscal years June 30, 2011 through June 30, 2016 and thereafter (in thousands):

	Payments Due in Fiscal Years Ended June 30,
	2011	2012	2013	2014	2015	2016 and Thereafter	Total Principal Cash Flows	Fair Market Value at December 31, 2010
Long term debt securities	$—	$350	$1,050	$500	$—	$—	$1,900	$2,027
Weighted-average interest rate		1.67%	2.14%	2.66%			2.19%

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

        We monitor the quality of the institution where our cash is deposited, the balance of which, at times, may be in excess of the Federal Deposit Insurance Corporation insurance limits. Presently, we neither participate in hedging activities nor have any derivative financial instruments.

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

        For the quarter ended December 31, 2010, management, with the participation of the Company's principal executive officer and principal financial and accounting officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation of these disclosure controls and procedures, the Company's principal executive officer and principal financial and accounting officer have concluded that the Company's disclosure controls and procedures were effective during the period covered by this Quarterly Report on Form 10-Q.

        The Company has also established and maintains internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of condensed consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In the ordinary course of business, the Company routinely enhances its internal controls and procedures for financial reporting by either upgrading its current systems or implementing new systems. During the fiscal quarter ended December 31, 2010, there was no change in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

        From time to time, we may become parties to claims, legal actions and complaints arising in the ordinary course of business. We are not aware of any claims which would have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

(c)   Purchases of Equity Securities by the Issuer.

        There were no repurchases of our outstanding securities under the repurchase plan during the three months ended December 31, 2010. There are 317,599 shares remaining for repurchase under the existing repurchase plan as of December 31, 2010.

Employee Tax Withholding

        To satisfy statutory employee tax withholding requirements related to the vesting of common shares, we purchase from employees shares relinquished by employees to satisfy employee tax withholding obligations. We may subsequently resell these acquired shares in the open market or include them as part of the shares repurchased under the stock repurchase program. At December 31, 2010, there were no shares held by us for resale in the open market related to employee tax withholdings.

Item 6.    Exhibits.

Exhibit No.	Description
3.1	Certificate of Incorporation of the Registrant, as amended.(A)
3.2	Amended and Restated By-Laws of Epoch Holding Corporation (as adopted April 2, 2008).(B)
4.1	Amended and Restated 2004 Omnibus Long-Term Incentive Compensation Plan.(E)
4.4	Stockholders Agreement dated as of June 2, 2004 among J Net Enterprises, Inc. and certain of its stockholders.(C)
4.5	Registration Rights Agreement dated as of June 2, 2004 among J Net Enterprises, Inc. and certain of its stockholders.(C)
10.1	Amended and Restated Employment Agreement by and between Epoch Holding Corporation and William W. Priest, dated as of December 20, 2010 and effective as of January 1, 2011.(D)
10.40	Form of Indemnification Agreement between the Registrant and each director and officer of the Registrant.(H)
10.45	Office lease between Vornado 640 Fifth Avenue LLC (Landlord) and Epoch Investment Partners, Inc. (Tenant).(F)
10.47	Office lease between 680 Fifth Avenue Associates, L.P. (Landlord) and J Net Enterprises, Inc. (Tenant).(G)
10.48	Office sublease between J Net Enterprises, Inc. (Tenant) and The Game Show Network (Subtenant).(G)
10.49	Office sublease between Centerview Partners Holdings LLC (Sublessor) and Epoch Investment Partners, Inc. (Sublessee).(H)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.(I)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.(I)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(I)

(A)
Incorporated by reference to Registrant's Form 8-K dated December 7, 2004.

(B)
Incorporated by reference to Registrant's Form 8-K dated April 2, 2008.

(C)
Incorporated by reference to Registrant's Form 8-K dated June 3, 2004.

(D)
Incorporated by reference to Registrant's Form 8-K dated December 20, 2010.

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

EPOCH HOLDING CORPORATION (Registrant)
Date: February 3, 2011	By:	/s/ ADAM BORAK Adam Borak Chief Financial Officer (Principal Financial and Accounting Officer)