Form 10-Q
period 2011-03-31
EPOCH HOLDING CORP
filed 2011-05-06
CIK 351903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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
(Do not Check if Smaller Reporting Company)

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

As of May 3, 2011, there were 23,357,969 shares of the registrant’s common stock, $0.01 par value per share, issued and outstanding.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED MARCH 31, 2011

Form 10-Q Item No.	Page No.

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).	1
	Condensed Consolidated Balance Sheets - March 31, 2011 (Unaudited) and June 30, 2010	1
	Condensed Consolidated Statements of Income (Unaudited) - for the Three and Nine Months Ended March 31, 2011 and 2010	2
	Condensed Consolidated Statements of Changes in Stockholders’ Equity - for the Nine Months Ended March 31, 2011 (Unaudited) and the Year Ended June 30, 2010	3
	Condensed Consolidated Statements of Cash Flows (Unaudited) - for the Nine Months Ended March 31, 2011 and 2010	4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Items other than those listed above have been omitted because they are not applicable.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2011	June 30, 2010
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$22,610	$36,447
Accounts receivable	14,910	11,156
Deferred income taxes, net - (Note 8)	2,235	861
Held-to-maturity securities, at amortized cost (fair value of $360) - (Note 5)	358	-
Security deposits	-	462
Prepaid and other current assets	1,911	1,011

Total current assets	42,024	49,937

Property and equipment, net of accumulated depreciation of $3,022 and $2,454, respectively	1,833	2,187
Security deposits	485	770
Deferred income taxes, net - (Note 8)	7,727	4,110
Held-to-maturity securities, at amortized cost (fair value of $1,655 and $2,046, respectively) - (Note 5)	1,613	2,001
Other investments, at fair value (cost of $7,203 and $3,856, respectively) - (Note 6)	7,786	3,698

Total assets	$61,468	$62,703

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,031	$929
Accrued compensation and benefits	3,363	5,041
Subtenant security deposit	-	238
Income taxes payable	57	32

Total current liabilities	4,451	6,240

Deferred rent	736	848

Total liabilities	5,187	7,088

Commitments and contingencies - (Note 7)

Stockholders’ equity:
Common stock, $0.01 par value per share, 60,000,000 shares authorized; 23,866,878 issued and 23,305,357 outstanding at March 31, 2011 and 23,269,262 issued and 22,786,861 outstanding at June 30, 2010, respectively	238	233
Additional paid-in capital	62,876	56,893
(Accumulated deficit)/Retained earnings	(1,870)	2,668
Accumulated other comprehensive income/(loss), net of tax	194	(223)
Less: Treasury stock, at cost, 561,521 and 482,401 shares, respectively	(5,157)	(3,956)

Total stockholders’ equity	56,281	55,615

Total liabilities and stockholders’ equity	$61,468	$62,703

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

UNAUDITED

(in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Operating Revenues:
Investment advisory and management fees	$17,849	$14,494	$49,206	$38,525
Performance fees	217	212	691	708

Total operating revenues	18,066	14,706	49,897	39,233

Operating Expenses:
Employee related costs (excluding share-based compensation)	6,628	5,473	18,076	15,578
Share-based compensation	2,149	1,864	4,629	3,795
General and administrative	959	731	2,646	1,971
Professional fees and services	986	770	2,544	2,041
Occupancy and technology	621	785	2,441	2,865

Total operating expenses	11,343	9,623	30,336	26,250

Operating Income	6,723	5,083	19,561	12,983

Other income	142	191	517	829

Income Before Income Taxes	6,865	5,274	20,078	13,812

Provision for income taxes	2,992	2,070	8,789	5,744
Income tax benefit from release of valuation allowance - (Note 8)	-	(99)	(4,964)	(261)

Total provision for income taxes	2,992	1,971	3,825	5,483

Net Income	$3,873	$3,303	$16,253	$8,329

Earnings Per Share: - (Note 9)
Basic	$0.17	$0.15	$0.71	$0.37

Diluted	$0.17	$0.15	$0.70	$0.37

Weighted-Average Shares Outstanding:
Basic	23,073	22,448	22,894	22,269

Diluted	23,262	22,601	23,069	22,403

Cash dividends declared and paid per share	$0.06	$0.05	$0.91	$0.41

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED MARCH 31, 2011 AND THE YEAR ENDED JUNE 30, 2010

(dollars and shares in thousands)

	Common Stock		Additional Paid-in Capital	(Accumulated Deficit)/ Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock		Total Stockholders’ Equity
	Shares	Par Value				Shares	Amount
Balances at June 30, 2009	22,198	$225	$50,848	$1,256	$(307)	304	$(2,232)	$49,790
Net income	-	-	-	11,645	-	-	-	11,645
Net unrealized gains on available-for-sale securities, net of tax	-	-	-	-	199	-	-	199
Reclassification of net realized gains included in net income, net of tax	-	-	-	-	(115)	-	-	(115)

Comprehensive income								11,729
Issuance and forfeitures of restricted share awards	702	7	821	-	-	-	-	828
Amortization of share-based compensation	-	-	4,309	-	-	-	-	4,309
Cash dividends	-	-	-	(10,233)	-	-	-	(10,233)
Income tax benefit from dividends paid on unvested shares	-	-	174	-	-	-	-	174
Exercise of employee stock options	65	1	277	-	-	-	-	278
Net sales/purchases of shares for employee withholding	31	-	25	-	-	(31)	207	232
Repurchase of common shares	(209)	-	-	-	-	209	(1,931)	(1,931)
Excess income tax benefit from share-based compensation	-	-	439	-	-	-	-	439

Balances at June 30, 2010	22,787	233	56,893	2,668	(223)	482	(3,956)	55,615

Net income	-	-	-	16,253	-	-	-	16,253
Net unrealized gains on available-for-sale securities, net of tax	-	-	-	-	528	-	-	528
Reclassification of net realized gain included in net income, net of tax	-	-	-	-	(111)	-	-	(111)

Comprehensive income								16,670
Issuance and forfeitures of restricted share awards	510	5	799	-	-	-	-	804
Amortization of share-based compensation	-	-	3,825	-	-	-	-	3,825
Cash dividends - (Notes 12 and 13)	-	-	-	(20,791)	-	-	-	(20,791)
Income tax benefit from dividends paid on unvested shares	-	-	425	-	-	-	-	425
Exercise of employee stock options	87	-	537	-	-	-	-	537
Net sales/purchases of shares for employee withholding	(79)	-	88	-	-	79	(1,201)	(1,113)
Excess income tax benefit from share-based compensation	-	-	309	-	-	-	-	309

Balances at March 31, 2011 (Unaudited)	23,305	$238	$62,876	$(1,870)	$194	561	$(5,157)	$56,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Nine Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$16,253	$8,329
Adjustments to reconcile net income to net cash provided by operating activities:
Benefit from deferred income taxes - (Note 8)	(5,315)	(738)
Share-based compensation	4,629	3,795
Depreciation and amortization	568	485
Net realized gain on investments	(198)	(180)
Equity in net income from limited liability company	(91)	(96)
Amortization of bond premiums	31	24
Income tax benefit from dividends paid on unvested shares	(425)	(436)
Excess income tax benefit from share-based compensation	(309)	(148)
(Increase)/decrease in operating assets:
Accounts receivable	(3,754)	(4,773)
Prepaid and other current assets	(900)	(266)
Increase/(decrease) in operating liabilities:
Accounts payable and accrued liabilities	102	465
Accrued compensation and benefits	(1,678)	(701)
Income taxes payable	759	538
Deferred rent	(112)	153

Net cash provided by operating activities	9,560	6,451

Cash flows from investing activities:
Investments in Company-sponsored products and other investments, net	(3,059)	(41)
Security deposits, net	509	(107)
Capital expenditures	(214)	(1,473)
Purchases of held-to-maturity securities	-	(2,434)
Proceeds from redemption of held-to-maturity securities	-	400
Proceeds from other transactions	-	6

Net cash used in investing activities	(2,764)	(3,649)

Cash flows from financing activities:
Cash dividends	(20,791)	(9,094)
Purchase of common shares, net	(1,201)	(1,724)
Income tax benefit from dividends paid on unvested shares	425	436
Excess income tax benefit from restricted share-based compensation	309	148
Proceeds from stock option exercises	537	274
Net gain on sale of shares for employee withholding	88	25

Net cash used in financing activities	(20,633)	(9,935)

Net decrease in cash and cash equivalents during period	(13,837)	(7,133)
Cash and cash equivalents at beginning of period	36,447	37,055

Cash and cash equivalents at end of period	$22,610	$29,922

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$9,055	$5,792

Supplemental disclosures of non-cash investing activities:
Net change in unrealized gains on available-for-sale securities, net of tax	$417	$308

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010

(Unaudited)

Note 1—Organization

Business

Epoch Holding Corporation (“Epoch” or the “Company”), a Delaware corporation, is a holding company whose sole line of business is investment advisory and investment management services. The operations of the Company are conducted through its wholly-owned subsidiary, Epoch Investment Partners, Inc. (“EIP”). EIP is a registered investment adviser under the Investment Advisers Act of 1940, as amended. EIP provides investment advisory and investment management services to clients including corporations, mutual funds, endowments, foundations and high net worth individuals. Headquartered in New York City, the Company’s current investment strategies include U.S. Value, U.S. All Cap Value, Global Equity Shareholder Yield, Global Absolute Return, Global Choice, U.S. Choice, U.S. Smid Cap (small/mid) Value, International Small Cap, U.S. Small Cap Value, Global Small Cap, and Balanced.

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

These financial statements rely, in part, on estimates. Actual results could differ from these estimates. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, interim results of operations and cash flows. All material intercompany accounts and transactions have been eliminated in consolidation. The results for the interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The Company’s unaudited condensed consolidated financial statements and the related notes should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Prior year amounts related to depreciation expense have been reclassified and presented as part of general and administrative expenses in the Condensed Consolidated Statements of Income to conform to the current year presentation. Prior year amounts for the income tax benefit from the release of valuation allowances on certain deferred tax assets are shown as a separate component of the provision for income taxes in the Condensed Consolidated Statements of Income to conform to the current year presentation. Such reclassifications had no impact on net income.

There have been no changes in significant accounting policies during the three and nine months ended March 31, 2011. For a complete listing of the Company’s significant accounting policies, please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010

(Unaudited)

Recently Issued Accounting Pronouncements

Management has considered all new accounting pronouncements issued subsequent to the fiscal year ended June 30, 2010 applicable to the Company’s operations and the preparation of its condensed consolidated financial statements. Such recently issued accounting pronouncements have no effect on the Company’s financial position or results of operations.

Note 3—Fair Value Measurements

Fair value is defined as the price in a transaction to sell an asset or paid to transfer a liability (i.e. the “exit price”) in an orderly transaction between market participants at the measurement date.

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

An asset’s or liability’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

Other Investments

Other investments primarily consist of investments in Company-sponsored investment vehicles, including mutual funds, an investment strategy separate account, and a limited liability company. Other investments also include an investment in a non-affiliated investment limited partnership.

The investments in the mutual funds and in the separate account are accounted for as available-for-sale investments and valued under the market approach through the use of unadjusted quoted market prices available in an active market, and are classified within Level 1 of the valuation hierarchy. The fair value of these investments at March 31, 2011 was $4.2 million.

During the nine months ended March 31, 2011, the Company invested $3.0 million in a non-affiliated investment limited partnership. At March 31, 2011, the Company held less than a 2% interest in this limited partnership. This investment is accounted for as available-for-sale and is valued based upon an ownership interest in partners’ capital to which a proportionate share of net assets is attributed. The value of net assets is based on the underlying assets and liabilities of the limited partnership, which primarily include exchange-listed common stocks and money market funds. This investment seeks to generate capital appreciation. The Company’s investment may be redeemed as of the end of the partnership’s fiscal year, provided that 30 days prior written notice is given to the general partner. Redemptions may be more frequent at the option of the general partner. There is no lock-up and the Company has no unfunded commitments. The investment limited partnership is classified within Level 2 of the valuation hierarchy. The fair value of this investment at March 31, 2011 was $3.1 million.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010

(Unaudited)

The following table presents, for each of the hierarchy levels previously described, the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2011 and June 30, 2010, respectively (in thousands):

	March 31, 2011 Fair Value Measurements Using				June 30, 2010 Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Other investments:
Available-for-sale	$4,155	$3,113	$-	$7,268	$3,272	$-	$-	$3,272

There were no transfers between Level 1, 2 and 3 categories in the fair value measurement hierarchy for the periods presented.

The investment in the limited liability company is accounted for under the equity method, whereby the Company records its percentage of realized and unrealized earnings or losses in the Condensed Consolidated Statement of Income. Consequently, this investment is not recorded at, but approximates fair value. The total carrying value of this investment was $0.5 million at March 31, 2011 and $0.4 million at June 30, 2010.

The Company did not hold any financial liabilities measured at fair value at March 31, 2011 or June 30, 2010.

Note 4—Accounts Receivable

The Company’s accounts receivable balances do not include an allowance for doubtful accounts for the periods presented and there have been no bad debt expenses recognized during the three and nine months ended March 31, 2011 and 2010, respectively. Management believes the March 31, 2011 accounts receivable balances are fully collectible.

Significant Customers

For the three months and nine months ended March 31, 2011, New York Life Investment Management, through the MainStay Epoch Funds and other funds sub-advised by EIP, accounted for approximately 19% of consolidated operating revenues, while CI Investments Inc, (“CI”), a Canadian-owned investment management company, accounted for approximately 7% of consolidated operating revenues.

For the three months ended March 31, 2010, New York Life Investment Management accounted for approximately 19% of consolidated operating revenues, while CI accounted for approximately 8% of consolidated operating revenues. For the nine months ended March 31, 2010, New York Life Investment Management accounted for approximately 14% of consolidated operating revenues, while CI accounted for approximately 9% of consolidated operating revenues.

Note 5—Held-to-Maturity Securities

The Company’s investment securities classified as held-to-maturity consist of high-grade debt securities. These investments are carried at amortized cost. Gross unrecognized gains and losses, and fair value of these securities at March 31, 2011 and June 30, 2010 are as follows (in thousands):

March 31, 2011				June 30, 2010
Amortized Cost	Gross Unrecognized		Aggregate Fair Value	Amortized Cost	Gross Unrecognized		Aggregate Fair Value
	Gains	Losses			Gains	Losses

$ 1,971	$44	$-	$2,015	$2,001	$45	$-	$2,046

The fair value of investments in held-to-maturity securities is valued under the market approach through the use of quoted prices for similar investments in active markets.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010

(Unaudited)

The contractual maturities of the investment securities classified as held-to-maturity at March 31, 2011 are as follows (in thousands):

Contractual Maturities	Amortized Cost	Aggregate Fair Value

Less than 1 year	$358	$360
Due after 1 year through 3 years	1,350	1,383
Due after 3 years through 5 years	263	272

Total	$1,971	$2,015

Note 6—Other Investments

The Company’s other investments at March 31, 2011 and June 30, 2010 are summarized as follows (in thousands):

	March 31, 2011				June 30, 2010
	Cost Basis	Gross Unrealized		Aggregate Fair Value	Cost Basis	Gross Unrealized		Aggregate Fair Value
		Gains	Losses			Gains	Losses
Available-for-sale securities:
Epoch Global All Cap separate account	$2,504	$520	$(33)	$2,991	$2,297	$185	$(105)	$2,377
Investment in limited partnership	3,000	113	-	3,113	-	-	-	-
Company-sponsored mutual funds	1,181	89	(106)	1,164	1,133	34	(272)	895

Total available-for-sale securities	6,685	722	(139)	7,268	3,430	219	(377)	3,272

Equity method investment:
Epoch Global Absolute Return Fund, LLC	518	-	-	518	426	-	-	426

Total Other Investments	$7,203	$722	$(139)	$7,786	$3,856	$219	$(377)	$3,698

The unrealized losses for each period presented have been unrealized for twelve months or more. Management has reviewed its investment securities for other-than-temporary impairment in accordance with its accounting policy outlined in Note 2 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010. When evaluating whether an unrealized loss on an available-for-sale investment is other than temporary, management reviews such factors as extent and duration of the loss, deterioration in the issuer’s credit quality, reduction or cessation of dividend payments, and overall financial strength of the issuer.

Based on management’s assessment, the Company does not believe that the declines are other-than-temporary for all periods presented. The gross unrealized losses from available-for-sale securities were primarily caused by overall weakness in the financial markets and world economy. The securities are expected to recover their value over time, and management has the intent and ability to hold these investments until such recovery occurs. Unrealized gains or losses from available-for-sale securities are recorded in accumulated other comprehensive income/(loss), net of tax, as a separate component of stockholders’ equity until realized.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010

(Unaudited)

Proceeds as well as realized gains and losses recognized from investments classified as available-for-sale are as follows (in thousands):

	For the Three Months Ended March 31,
	2011			2010
	Proceeds	Gross Realized		Proceeds	Gross Realized
		Gains	Losses		Gains	Losses
Investments:
Available-for-sale securities:
Epoch Global All Cap separate account	$700	$103	$(17)	$394	$36	$(20)

	For the Nine Months Ended March 31,
	2011			2010
	Proceeds	Gross Realized		Proceeds	Gross Realized
		Gains	Losses		Gains	Losses
Investments:
Available-for-sale securities:
Epoch Global All Cap separate account	$1,734	$234	$(71)	$2,182	$276	$(124)

Company-sponsored mutual funds	35	35	-	28	28	-

	$1,769	$269	$(71)	$2,210	$304	$(124)

Realized gains and losses from available-for-sale securities are included in other income in the Condensed Consolidated Statements of Income using the specific identification method.

Note 7—Commitments and Contingencies

Employment Agreements

The Company renewed its employment agreement with its Chief Executive Officer in December 2010, effective January 1, 2011. The term of the agreement is for two years, with automatic two year renewals thereafter. Both the Company and the Chief Executive Officer have the option not to renew the term of the agreement within forty-five days of the end of the term or renewal term. The agreement calls for a minimum base salary of $375 thousand per annum, and bonus compensation in accordance with the Company’s bonus and incentive compensation plans. The agreement also calls for certain payments in the event of termination. The payments could vary depending on the cause of termination and whether or not the Board of Directors elects to enforce a non-compete agreement. The agreement was reviewed and approved by the Company’s Compensation Committee and the Board of Directors.

There are no employment contracts with any other officer or employee of the Company. There are written agreements with certain employees, which provide for sales commissions or bonuses, subject to the attainment of certain performance criteria or continuation of employment. Such commitments under the various agreements total approximately $1.4 million at March 31, 2011. Of this amount, approximately $0.5 million is included in accrued compensation and benefits in the Condensed Consolidated Balance Sheet at March 31, 2011. An additional $0.5 million will be accrued during the remainder of the fiscal year ending June 30, 2011 and shortly thereafter. Approximately $0.4 million represents restricted stock awards to be issued during the remainder of the fiscal year ending June 30, 2011 and shortly thereafter.

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

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010

(Unaudited)

In addition to an existing sub-advisory relationship between EIP and New York Life Investments for certain funds, and the adoption of the Epoch Funds indicated above, EIP and New York Life Investments have entered into an arrangement wherein, among other things, EIP and an affiliate of New York Life Investments have established a distribution and administration relationship with respect to certain separately managed account and unified managed account strategies, and for a period of three years commencing November 2009 New York Life Investments agrees to pay certain additional base fees and meet minimum distribution targets.

Legal Matters

From time to time, the Company or its subsidiaries may become parties to claims, legal actions and complaints arising in the ordinary course of business. Management is not aware of any claims which would have a material effect on its condensed consolidated financial position, results of operations, or cash flows.

Note 8—Provision For/(Benefit From) Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities arise from temporary differences between book and tax basis using the enacted statutory tax rates and laws that will be in effect when such differences are expected to reverse. Deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years. Deferred tax liabilities are recognized for temporary differences that will result in taxable income in future years. The Company must assess the likelihood that its deferred tax assets will be realized based upon the consideration of all available evidence, using a “more likely than not” standard. To the extent the Company believes that recovery is not likely, it must establish a valuation allowance. To the extent the Company establishes a valuation allowance or changes this allowance in a reporting period, the Company must include an expense or a benefit within the tax provision of its condensed consolidated statement of income.

Prior to December 31, 2010, the Company maintained a valuation allowance on certain deferred tax assets, relating to acquired net operating losses and alternative minimum tax credits, since the likelihood of the realization of those assets was not “more likely than not”. The Company has continuously evaluated additional facts representing positive and negative evidence in the determination of the realizability of those deferred tax assets. As of December 31, 2010, the Company concluded that sufficient positive evidence existed from recent earnings history, pre-tax income growth rates, current operating income levels, and the outlook for sustained profitability, to conclude that it is more likely than not that these assets will be fully realized in future operating periods. Therefore, the Company released a valuation allowance of $5.0 million as a discrete benefit from income taxes during the quarter ended December 31, 2010. If future operating and business conditions were to differ significantly, the Company will reassess the ability to realize the deferred tax assets. If it is more likely than not that the Company would not realize the deferred tax assets, then all or a portion of the valuation allowance may need to be re-established, which would result in a charge to tax expense.

The release of the above valuation allowance resulted in a non-recurring increase in the Company’s basic earnings per share of $0.22 and diluted earnings per share of $0.21 for the nine months ended March 31, 2011. The release also resulted in an increase in deferred tax assets on the Condensed Consolidated Balance Sheet, but had no effect on cash flows.

Note 9—Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding during the period.

Diluted EPS is computed by dividing net income, adjusted for the effect of dilutive securities, by the weighted-average number of common and common equivalent shares outstanding during the period. The Company uses the treasury stock method to reflect the dilutive effect of outstanding stock options.

The Company had 485,331 and 1,082,448 issued and outstanding stock options at March 31, 2011 and 2010, respectively. The calculation of diluted EPS included all of the issued and outstanding stock options for the three and nine months ended March 31, 2011. The calculation of diluted EPS excluded 510,000 issued and outstanding stock options for the three and nine months ended March 31, 2010, respectively, as the exercise price of those options was higher than the average market price of the common stock for the respective periods. The conversion of those particular options, whose exercise price was higher than the average market price of the common stock during the respective period, would have had an anti-dilutive effect.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010

(Unaudited)

The table that follows presents the computation of basic and diluted EPS for the three and nine months ended March 31, 2011 and 2010, respectively (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Numerator:
Net income	$3,873	$3,303	$16,253	$8,329

Denominator:
Weighted-average common shares outstanding	23,073	22,448	22,894	22,269

Net common stock equivalents assuming the exercise of in-the-money stock options	189	153	175	134

Weighted-average common and common equivalent shares outstanding assuming dilution	23,262	22,601	23,069	22,403

Earnings per share:
Basic	$0.17	$0.15	$0.71	$0.37

Diluted	$0.17	$0.15	$0.70	$0.37

Note 10—Comprehensive Income

A summary of comprehensive income is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Net income	$3,873	$3,303	$16,253	$8,329

Other comprehensive income, before tax:
Unrealized gains on available-for-sale securities:
Unrealized holding gains	196	119	939	713
Reclassification of net realized gains to net income	(87)	(16)	(198)	(174)

Other Comprehensive income, before tax	109	103	741	539

Income tax expense related to other comprehensive income	(47)	(44)	(324)	(231)

Other comprehensive income, net of tax	62	59	417	308

Comprehensive income	$3,935	$3,362	$16,670	$8,637

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010

(Unaudited)

Note 11—Geographic Area Information

The Company operates under one business segment, investment management. Geographical information pertaining to the Company’s operating revenues is presented below. The amounts are aggregated by the client’s domicile (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
United States	$12,696	$10,228	$34,722	$27,532
Canada	2,189	1,790	6,026	5,276
Asia/Australia	1,709	1,367	4,789	2,614
Europe/Africa	1,472	1,321	4,360	3,811

Total	$18,066	$14,706	$49,897	$39,233

Note 12—Quarterly Dividends on Common Stock

On January 7, 2011, the Board of Directors increased the Company’s quarterly cash dividend from $0.05 per share to $0.06 per share. This dividend was paid in February 2011. The aggregate dividend payment totaled approximately $1.4 million.

The Company expects regular quarterly cash dividends to be paid in February, May, August and November of each fiscal year. However, the actual declaration of future cash dividends, and the establishment of record and payment dates, is subject to determination by the Board of Directors each quarter after its review of our financial performance, as well as general business conditions. The Company may change its dividend policy at any time.

Note 13—Special Dividends

On November 17, 2010, the Board of Directors declared a special cash dividend of $0.75 per share on the Company’s common stock. The dividend was paid in December 2010. The aggregate dividend payment totaled approximately $17.1 million.

On November 13, 2009, the Board of Directors declared a special cash dividend of $0.30 per share on the Company’s common stock. The dividend was paid in December 2009. The aggregate dividend payment totaled approximately $6.7 million.

Note 14—Purchase of Common Shares

Common Stock Repurchase Plan

During the three and nine months ended March 31, 2011 the Company did not purchase any common shares pursuant to the share repurchase plan. As of March 31, 2011, a total of 317,599 shares remain available for purchase under the existing repurchase plan.

Employee Tax Withholding

To satisfy statutory employee tax withholding requirements related to the vesting of common shares, employees may elect to have the Company withhold shares and remit the necessary tax withholding on their behalf. The Company may promptly sell these shares in the open market on behalf of the employee or include them as part of the shares repurchased under the stock repurchase plan. Any resulting gain or loss on sale is accounted for as an adjustment to additional paid-in capital. At March 31, 2011, there were 79,120 shares so withheld related to employee tax withholdings.

All shares purchased are shown as treasury stock, at cost, in the stockholders’ equity section of the Condensed Consolidated Balance Sheets.

*****

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Set forth on the following pages is management’s discussion and analysis of our financial condition and results of operations for the three and nine months ended March 31, 2011 and 2010. Such information should be read in conjunction with our unaudited condensed consolidated financial statements together with the notes to the unaudited condensed consolidated financial statements. When we use the terms “Company,” “Firm,” “management,” “we,” “us,” and “our,” we mean Epoch Holding Corporation, a Delaware corporation, and its consolidated subsidiaries.

Forward-Looking Statements

Certain information included or incorporated by reference in this Quarterly Report on Form 10-Q and other materials filed or to be filed by Epoch Holding Corporation (“Epoch” or the “Company”) with the United States Securities and Exchange Commission (“SEC”) contain statements that may be considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about our Company, may include projections of our future financial performance based on our anticipated growth strategies and trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by our forward-looking statements. In particular, you should consider the risks and uncertainties outlined in “Factors Which May Affect Future Results.”

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

Forward-looking statements include, but are not limited to, statements about our:

•	business environment,

•	expectations with respect to the economy, securities markets, the market for mergers and acquisitions activity, the market for asset management activity and other industry trends,

•	competitive position,

•	possible or assumed future results of operations, operating cash flows, and working capital,

•	realization of deferred tax assets,

•	business strategies and investment policies,

•	potential operating performance, achievements, efficiency and cost reduction efforts,

•	growth strategy,

•	expected tax rates,

•	strategic relationships,

•	investment strategy development, and

•	the effect of future legislation and regulation on our Company.

Available Information

Reports we file electronically with the SEC via the SEC’s Electronic Data Gathering, Analysis and Retrieval system (“EDGAR”) may be accessed through the internet. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at www.sec.gov.

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

In addition, our ability to expand or alter our investment strategy offerings and distribution network, whether through acquisitions or internal development, is critical to our long-term success and has inherent risks. This success is dependent on the ability to identify and fund those developments or acquisitions on terms which are favorable to us. There can be no assurance that any of these operating factors or acquisitions can be achieved or, if undertaken, will be successful.

Other risks and uncertainties that we do not presently consider to be material or of which we are not presently aware may become important factors that affect us in the future.

These and other risks related to our Company are discussed in detail under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Critical Accounting Estimates

Our significant accounting estimates are described in Note 2 of the Notes to the Consolidated Financial Statements, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, and have not changed from those described therein.

Overview

We are a global asset management firm with accomplished and experienced professionals. Our professional staff averages over 20 years of industry experience. Our Company was formed with the specific goal of responding to paradigm shifts occurring within the sources of global equity investment returns and within the structure of the investment management business as a whole.

Headquartered in New York City, we had approximately $15.6 billion in assets under management (“AUM”) as of March 31, 2011. We remain debt-free and continue to have substantial capital resources available to fund current operations and implement our long-term growth strategy.

Our operating subsidiary, Epoch Investment Partners, Inc. (“EIP”), is a registered investment adviser under the Investment Advisers Act of 1940, as amended. EIP’s sole line of business is to provide investment advisory and investment management services to clients including corporations, mutual funds, endowments, foundations, and high net worth individuals. These services are provided through both separately managed accounts and commingled vehicles, such as private investment funds and mutual funds.

Revenues are generally derived as a percentage of AUM. Therefore, among other factors, our revenues are dependent upon:

•	performance of financial markets,

•	performance of our investment strategies,

•	our ability to retain existing clients and attract new ones, and

•	changes in the composition of AUM.

Our most significant operating expense is employee related costs, comprising fixed salaries, variable incentive compensation, and related employee benefits. Variable incentive compensation is primarily based upon management fee revenue, operating income, and relative risk-adjusted investment performance.

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

Financial and Business Highlights

During the three months ended March 31, 2011, favorable market conditions impacted our AUM through both market performance and AUM inflows. Some highlights during the period ended March 31, 2011 were as follows:

•	Our AUM increased to $15.6 billion at March 31, 2011, an increase of 24% from $12.6 billion at March 31, 2010.

•	Nearly all of our investment strategies have outperformed their respective benchmarks for the past three and five years as well as since investment strategy inception.

•	Operating revenues increased 23%, or $3.4 million, from the same period a year ago.

•

Operating expenses increased by 18%, or $1.7 million, from the same period a year ago. Increased employee compensation, in conjunction with increases in our investment and client relations teams, as well as an increase in incentive compensation, was a primary reason for the increase.

•	Operating margin was approximately 37% for the three months ended March 31, 2011 compared with 35% for the same period a year ago.

•	Basic earnings per share increased to $0.17 for the three months ended March 31, 2011 compared to $0.15 for the same period a year ago.

•	Our financial position remains strong, with working capital of $37.6 million. The Company expects its working capital to increase during the next quarter as a result of its current operating margin.

•	In January 2011, our Board approved an increase in the quarterly dividend from $0.05 to $0.06 per share.

•	Committed but unfunded mandates at March 31, 2011 of $0.8 billion were funded during April 2011.

The table below presents key operating and financial indicators for the three and nine months ended March 31, 2011 and 2010, respectively:

	Three Months Ended March 31,		’11 vs ’10 Change		Nine Months Ended March 31,		’11 vs ’10 Change
	2011	2010	Amt	%	2011	2010	Amt	%
Operating Indicators ($ in millions):
AUM at end of period	$15,606	$12,616	$2,990	24%	$15,606	$12,616	$2,990	24%
Average AUM for the period	$15,060	$11,875	$3,185	27%	$13,672	$10,382	$3,290	32%
Net AUM flows	$327	$711	$(384)	(54%)	$584	$2,468	$(1,884)	(76%)

Financial Indicators ($ in thousands):
Operating Revenue	$18,066	$14,706	$3,360	23%	$49,897	$39,233	$10,664	27%
Operating Income	$6,723	$5,083	$1,640	32%	$19,561	$12,983	$6,578	51%
Net Income	$3,873	$3,303	$570	17%	$16,253	$8,329	$7,924	95%
Earnings Per Share:
Basic	$0.17	$0.15	$0.02	13%	$0.71	$0.37	$0.34	92%
Diluted	$0.17	$0.15	$0.02	13%	$0.70	$0.37	$0.33	89%
Operating Margin (1)	37%	35%	NM	NM	39%	33%	NM	NM
Adjusted Financial Indicators* ($ in thousands):
Net Income	Same as above				$11,289	$8,329	$2,960	36%
Earnings Per Share:
Basic	Same as above				$0.49	$0.37	$0.12	32%
Diluted	Same as above				$0.49	$0.37	$0.12	32%

*—The effect of the release of a valuation allowance on certain deferred tax assets during the quarter ended December 31, 2010 was removed from the calculations for the nine months ended March 31, 2011 to make the financial indicators comparable to the prior year period presented. This release caused the following increases: net income by approximately $5.0 million, basic earnings per share by $0.22 and diluted earnings per share by $0.21 in the nine months ended March 31 2011.

NM—not meaningful

(1) Defined as operating income divided by total operating revenues.

Investment Philosophy

We are global equity investors with a long-term perspective on the drivers of shareholder return. Our investment philosophy is focused on achieving superior long-term, risk-adjusted returns by investing in companies that generate increasing levels of free cash flow, appropriately allocate capital to create returns for shareholders, have understandable business models, possess transparent financial statements, and are undervalued relative to our investment team’s value determinations. Security selection and portfolio construction processes are designed to reduce the likelihood of significant capital losses in declining markets while participating in returns from rising markets.

Business Environment

As an investment management and advisory firm, our results are impacted by the prevailing global economic climate, including such items as corporate profitability, investor confidence, unemployment, and interest rates. These factors can directly affect investor sentiment and global equity markets.

Domestic

The U.S. stock market posted a solid gain during the three months ended March 31, 2011, advancing for the third consecutive quarter. Evidence of an uneven but promising economic recovery and continued strength in corporate earnings fueled a sharp equity market rally in January and most of February. Stocks slumped in late February and early March in response to growing political unrest in North Africa and the Middle East, and a devastating earthquake and tsunami in Japan. However, renewed optimism about the economy helped the market recover significantly during the latter part of March. Overall, U.S. equities posted strong results across all market-cap segments in the quarter. For the quarter, the S&P 500 Index increased 5.9%. All S&P 500 sectors produced strong quarterly results, although energy stocks were particularly robust with gains due in part to rising oil prices.

International

International stocks also advanced, but generally trailed the domestic equity market. In tandem with the domestic market, international stocks rallied early in the quarter supported by improving economic conditions and strong corporate profits, but fell in late February and early March due to the turmoil in North Africa and the Middle East, and the natural disaster in Japan. After reversing the quarter to date gains following these events, international equities recovered during the last two weeks of the quarter. The MSCI World Index, a broad measure of international stock performance, increased 4.8% in the quarter. For the first time in more than two years, developed markets outperformed emerging markets. European bourses generated the best returns, even as the European debt crisis led to the downgrade of sovereign debt in several countries. Markets along the Pacific Rim performed in line with the broad index, while Japan was one of the few global markets to decline for the quarter due to the devastating events in that country.

Broad Market Indices

	Period Ended March 31, 2011
Broad Market Index*	Three Months	Nine Months	Twelve Months
Dow Jones Industrial Average (1)	7.1%	28.6%	16.5%
NASDAQ Composite (2)	5.0%	32.9%	17.2%
S&P 500 (3)	5.9%	30.6%	15.6%
MSCI World (Net) (4)	4.8%	29.9%	13.4%

*	— assumes dividend re-investment

(1)	Dow Jones Industrial Average is a trademark of Dow Jones & Company, which is not affiliated with Epoch.
(2)	NASDAQ is a trademark of the NASDAQ Stock Market, Inc., which is not affiliated with Epoch.

(3) S&P is a trademark of Standard & Poor’s, a division of the McGraw-Hill Companies, Inc., which is not affiliated with Epoch.

(4)	MSCI World Index is a trademark of MSCI Inc., which is not affiliated with Epoch.

Business Outlook

We believe the U.S. economy will continue to recover, although the rate of growth will be low. Corporate profit margins appear to be peaking. The employment growth rate has been slow for an economic recovery, and still has a lot of ground to make up. Rising inflation is a primary concern with energy, food, and commodities prices putting pressure on consumer spending. Interest rates are still extremely low, but at some point in the next few months the Federal Reserve may begin to move away from its accommodative monetary policy.

We believe that equities are likely to generate single-digit positive results in 2011, although returns could be uneven due to higher oil prices, rising food prices, geopolitical events, the economic drag and supply chain disruptions from the natural disaster in Japan, and uncertainty about monetary policy choices in several emerging markets.

Despite economic uncertainties, we believe equities are far more attractive in this business environment than fixed income securities. However, stock selection will be crucial. The key to successful investing will be finding those companies with end-demand for their products, which generate consistent free cash flow, and whose management teams have a history of allocating capital to generate shareholder value. We continue to seek companies that return capital to the business owners through cash dividends, stock buybacks, and debt pay downs, particularly in those instances when internal projects and acquisition opportunities offer returns that are less than a firm’s cost of capital. Alternatively, we also look for those companies that appropriately reinvest their cash flow internally or make acquisitions that are accretive to shareholder value.

AUM and Flows

The following table sets forth the changes in our AUM for the periods presented (dollars in millions):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010

Beginning of period AUM	$14,326	$11,354	$11,344	$7,891

Client flows:
Inflows/new accounts	662	1,160	1,672	3,596

Outflows/closed accounts	(335)	(449)	(1,088)	(1,128)

Net inflows	327	711	584	2,468
Market performance	953	551	3,678	2,257

Net change	1,280	1,262	4,262	4,725

End of period AUM	$15,606	$12,616	$15,606	$12,616

Percent change in total AUM	8.9%	11.1%	37.6%	59.9%

Organic growth percentage (1)	2.3%	6.3%	5.1%	31.3%

(1)    Net inflows divided by beginning of period AUM.

For each of the three and nine months ended March 31, 2011 and 2010, approximately 48% of investment advisory and management fees were earned from services to funds under advisory and sub-advisory contracts whose fees are calculated based upon daily net asset values, and approximately 52% of fees were earned from services provided for separate accounts whose fees are calculated based upon asset values at the end of the period.

The chart that follows highlights the quarterly growth in AUM and operating revenues over the past eight quarters:

Investment Strategies

The table that follows presents our AUM by investment strategy as of March 31, 2011, December 31, 2010 and March 31, 2010, respectively, as well as the three-month and one-year changes (dollars in millions):

Strategy	March 31, 2011	December 31, 2010	March 31, 2010	3-Month Change		1-Year Change
				Amt	%	Amt	%
U.S. Value	$4,650	$4,204	$3,915	$446	11%	$735	19%
U.S. All Cap Value/ Balanced	3,899	3,592	2,929	307	9%	970	33%
Global Equity Shareholder Yield	2,640	2,446	2,158	194	8%	482	22%
Global Absolute Return/Choice	1,878	1,777	1,577	101	6%	301	19%
U.S. Smid Cap Value	1,125	1,014	924	111	11%	201	22%
International/Int’l Small Cap	660	623	459	37	6%	201	44%
U.S. Small Cap Value (1)	396	378	415	18	5%	(19)	(5%)
Global Small Cap	358	292	239	66	23%	119	50%

Total AUM	$15,606	$14,326	$12,616	$1,280	9%	$2,990	24%

(1)	During the quarter ended December 31, 2010, approximately $50 million transferred from the U.S. Small Cap Value strategy to the U.S. All Cap strategy.

The charts that follow show our investment strategies as a percentage of AUM as of March 31, 2011 and 2010, respectively:

Investment Strategy Performance

The following table displays each of our investment strategies’ composite returns, net of management fees, for the period ended March 31, 2011, as measured against their respective benchmarks:

		Returns (%) (2),(3)
Strategy	Inception Date (1)	3 Months	1 Year	3 Years	5 Years	Since Inception
U.S. Value	7/31/01	7.1	15.2	3.7	5.3	6.1
Russell 1000		6.2	16.7	3.0	2.9	3.5
Russell 1000 Value		6.5	15.2	0.6	1.4	4.2
U.S. All Cap Value	7/31/94	7.9	17.8	4.0	4.5	11.1
Russell 3000		6.4	17.4	3.4	2.9	8.8
Russell 3000 Value		6.5	15.6	1.1	1.4	9.3
Global Equity Shareholder Yield	12/31/05	5.5	17.6	3.6	5.4	6.5
MSCI World (Net)		4.8	13.4	(0.2)	2.1	3.2
Global Absolute Return	12/31/01	4.5	7.8	3.8	4.7	10.0
MSCI World (Net)		4.8	13.4	(0.2)	2.1	5.1
Global Choice	9/30/05	4.8	7.6	1.7	5.3	8.1
MSCI World (Net)		4.8	13.4	(0.2)	2.1	3.6
U.S. Choice	4/30/05	6.7	15.5	5.2	4.6	6.5
Russell 3000		6.4	17.4	3.4	2.9	5.2
U.S. Smid Cap Value	8/31/06	6.0	22.8	8.9	N/A	5.9
Russell 2500		8.7	26.1	8.9	N/A	6.0
Russell 2500 Value		7.7	22.7	7.9	N/A	3.9
International Small Cap	1/31/05	1.7	27.2	2.2	5.8	11.0
MSCI World ex USA Small Cap (Net)		3.3	22.0	2.5	2.3	7.2
U.S. Small Cap Value	12/31/02	6.1	23.1	8.5	4.5	10.1
Russell 2000		7.9	25.8	8.6	3.3	11.5
Russell 2000 Value		6.6	20.6	6.8	2.2	11.0
Global Small Cap	12/31/02	4.1	27.9	7.2	7.2	13.6
MSCI World Small Cap (Net)		6.2	24.6	6.9	3.5	14.3

(1)	Epoch Investment Partners, Inc. became a registered investment adviser under the Investment Advisers Act of 1940 in June 2004. Performance from April 2001 through May 2004 is for Epoch’s investment team and accounts while at Steinberg Priest & Sloane Capital Management, LLC. For the period from July 1994 through March 2001, Co-Chief Investment Officer and Chief Executive Officer William W. Priest managed the accounts while at Credit Suisse Asset Management and was the only individual responsible for selecting the securities to buy and sell.
(2)	Index and investment strategy returns assume dividend re-investment. Investment strategy returns are net of management fees.
(3)	Past performance is not indicative of future results.

Domestic vs. International

The charts that follow show our operating revenue by geographic region as a percentage of total operating revenue for the nine months ended March 31, 2011 and 2010, respectively.

Distribution Channels

The table that follows presents our AUM by distribution channel as of March 31, 2011, December 31, 2010 and March 31, 2010, respectively (dollars in millions):

Distribution Channel	March 31, 2011		December 31, 2010		March 31, 2010
	Amount	% of AUM	Amount	% of AUM	Amount	% of AUM
Sub-advisory	$8,302	53%	$7,653	53%	$6,848	54%
Institutional	7,048	45%	6,404	45%	5,511	44%
High net worth	256	2%	269	2%	257	2%

Total AUM	$15,606	100%	$14,326	100%	$12,616	100%

Key Performance Indicators

The charts that follow depict our quarterly performance for the past five quarters in certain key financial measures:

(1)	AUM – End of quarter
(2)	AUM – Average
(3)	Operating revenues vs. Operating expenses
(4)	Operating margin (1)

(1)	defined as operating income divided by operating revenue

Results of Operations

Three Months Ended March 31, 2011 and 2010

For the three months ended March 31, 2011, net income was $3.9 million, compared to $3.3 million for the same period a year ago. Basic earnings per share were $0.17 compared to $0.15 per share for the same period a year ago.

Drivers for the change in net income were as follows:

•	Total operating revenues increased by 23%, as AUM increased approximately 24% from the same period a year ago. Average AUM increased by 27%.

•

Operating margin increased to 37% for the three months ended March 31, 2011 compared to 35% for the three months ended March 31, 2010, as revenue growth drove higher profitability as a result of our operating leverage.

Nine Months Ended March 31, 2011 and 2010

For the nine months ended March 31, 2011, net income was $16.3 million, compared to $8.3 million for the same period a year ago. Basic earnings per share were $0.71 compared to $0.37 per share. Excluding the release of the tax valuation allowance, net income for the period would have been $11.3 million and basic earnings per share would have been $0.49.

Other drivers for the change in net income were as follows:

•	Total operating revenues increased by 27% as a result of higher AUM levels. Average AUM increased by 32%.

•	Operating margin increased to 39% compared to 33%.

Operating Revenues:

	Three Months Ended March 31,		’11 vs ’10 Change		Nine Months Ended March 31,		’11 vs ’10 Change
(Dollars in thousands)	2011	2010	$	%	2011	2010	$	%
Investment advisory and management fees	$17,849	$ 14,494	$ 3,355	23%	$49,206	$ 38,525	$ 10,681	28%

The increase in revenues for the periods presented above were attributable to the increase in AUM levels, as a result of net inflows from new and existing clients during the past twelve months, as well as market performance. More than half of our investment strategies realized double-digit returns during the past year, with significant growth across nearly all investment strategies.

For both the three and nine months ended March 31, 2011, New York Life Investment Management accounted for approximately 19% of consolidated operating revenues, while CI accounted for approximately 7%.

For the three and nine months ended March 31, 2010, New York Life accounted for approximately 19% and 14% of consolidated operating revenues, respectively, while CI accounted for 8% and 9%, respectively.

Operating Expenses:

(Dollars in thousands)	Three Months Ended March 31,		’11 vs ’10 Change		Nine Months Ended March 31,		’11 vs ’10 Change
	2011	2010	$	%	2011	2010	$	%
Employee related costs (excluding share- based compensation)	$6,628	$5,473	$1,155	21%	$18,076	$15,578	$2,498	16%
As of percent of total revenue	37%	37%			36%	40%

Employee related costs include salaries, benefits, incentive compensation, signing bonuses, commissions and severance. The increase for the periods presented is primarily a result of additions to professional staff. Average headcount increased approximately 14% and 11% during the three months and nine months ended March 31, 2011, respectively, when compared with the prior year periods. Several additions were made to our investment and client relations teams to support our business expansion. A modest increase in base salaries due to merit raises at the beginning of the calendar year 2011, as well as an increase in accrued incentive compensation based on our operating results, also contributed to the increase. We place a high emphasis on pay for performance. As such, changes in our performance as well as changes in the underlying performance of our investment strategies have an impact on compensation and benefits.

(Dollars in thousands)	Three Months Ended March 31,		’11 vs ’10 Change		Nine Months Ended March 31,		’11 vs ’10 Change
	2011	2010	$	%	2011	2010	$	%
Share-based compensation	$2,149	$1,864	$285	15%	$4,629	$3,795	$834	22%
As of percent of total revenue	12%	13%			9%	10%

We believe that share-based compensation promotes unity in the workplace and a common objective with shareholders. We generally issue share awards to employees shortly following the calendar year, and may issue share awards at other times. Employee share-based compensation expense for restricted shares is generally recognized as follows: 12.5% immediately, and the remaining 87.5% ratably over the three-year vesting period of those awards. Accordingly, share-based compensation is generally highest during the three month period ended March 31. Increased annual employee share awards stemming from higher AUM, revenue and operating income levels, was the primary reason for the increase.

(Dollars in thousands)	Three Months Ended March 31,		’11 vs ’10 Change		Nine Months Ended March 31,		’11 vs ’10 Change
	2011	2010	$	%	2011	2010	$	%
General and administrative	$959	$731	$228	31%	$2,646	$1,971	$675	34%
As of percent of total revenue	5%	5%			5%	5%

General and administrative expenses consist primarily of expenses for travel and entertainment, product distribution costs, advertising and marketing, depreciation, and other office related expenses. Increased product distribution costs and travel expenses to support and expand distribution efforts were the primary reasons for the increase.

(Dollars in thousands)	Three Months Ended March 31,		’11 vs ’10 Change		Nine Months Ended March 31,		’11 vs ’10 Change
	2011	2010	$	%	2011	2010	$	%
Professional fees and services	$986	$770	$216	28%	$2,544	$2,041	$503	25%
As of percent of total revenue	5%	5%			5%	5%

These expenses include outside legal fees for general corporate legal affairs, independent accountants’ fees, consulting fees, employee placement fees and other professional services. An increase in employee placement fees during the three and nine months ended March 31, 2011 in conjunction with additions to professional staff was the primary reason for this increase.

(Dollars in thousands)	Three Months Ended March 31,		’11 vs ’10 Change		Nine Months Ended March 31,		’11 vs ’10 Change
	2011	2010	$	%	2011	2010	$	%
Occupancy and technology	$621	$785	$(164)	(21%)	$2,441	$2,865	$(424)	(15%)
As of percent of total revenue	3%	5%			5%	7%

Occupancy and technology expenses consist primarily of office space rentals, market data services, and information technology costs. A reduction in office rent from the expiration of a subleased premise was the primary reason for the decline during the three and nine months ended March 31, 2011.

(Dollars in thousands)	Three Months Ended March 31,		’11 vs ’10 Change		Nine Months Ended March 31,		’11 vs ’10 Change
	2011	2010	$	%	2011	2010	$	%
Other income	$142	$191	$(49)	(26%)	$517	$829	$(312)	(38%)
As of percent of income before income taxes	2%	4%			3%	6%

Other income includes realized gains and losses on sales of investments, dividends from investments, and interest income. The decline in the periods presented reflects a reduction in sublease income from the expiration of our sublease of premises to a third party. Realized gains from investments partially offset the decrease for the three months ended March 31, 2011.

(Dollars in thousands)	Three Months Ended March 31,		’11 vs ’10 Change		Nine Months Ended March 31,		’11 vs ’10 Change
	2011	2010	$	%	2011	2010	$	%
Provision for/(Benefit from) income taxes	$2,992	$1,971	$1,021	52%	$3,825	$5,483	$ (1,658)	NC
Effective income tax rate	43.6%	37.4%			19.1%	39.7%

NC – not comparable

During the three months ended December 31, 2010, management determined that a valuation allowance against certain deferred tax assets, relating to acquired net operating losses and alternative minimum tax credits, was no longer appropriate as it is more likely than not that these deferred tax assets will be realized in future operating periods. Accordingly, the Company released a valuation allowance of approximately $5.0 million. This determination was made based upon such positive evidence as our recent earnings history, pre-tax income growth rates, and current operating income levels. We expect continued profitability in the future, at a level that will allow us to utilize these deferred tax assets in future periods.

The release of the valuation allowance was the primary factor for the decrease in the provision for income taxes and the effective income tax rate for the nine months ended March 31, 2011. Excluding the effect of the valuation allowance release, our effective income tax rate would have been approximately 43.7% in the nine month period ended March 31, 2011, a rate consistent with the three month period ended March 31, 2011. The increase in the provision for income taxes as well as the effective income tax rate, excluding the effect of the valuation allowance release, is the result of higher pre-tax income levels when compared with the same periods a year ago.

Three Months Ended March 31, 2011 and Prior Quarter Ended December 31, 2010

Summary operating information for the three months ended March 31, 2011 and December 31, 2010 is presented in the table below:

	Three Months Ended
	Mar. 31	Dec. 31	Change
	2011	2010	Amt	%
Operating Indicators ($ in millions):
AUM at end of period	$15,606	$14,326	$1,280	9%
Average AUM for the period	$15,060	$13,647	$1,413	10%
Net AUM flows	$327	$275	$52	19%

Financial Indicators ($ in thousands):
Operating Revenue	$18,066	$16,856	$1,210	7%
Operating Income	$6,723	$7,037	$(314)	(4%)
Net Income	$3,873	$9,033	$(5,160)	(57%)
Earnings Per Share:
Basic	$0.17	$0.40	$(0.23)	(58%)
Diluted	$0.17	$0.39	$(0.22)	(56%)
Operating Margin(1)	37%	42%	NM	NM
Adjusted Financial Indicators* ($ in thousands):
Net Income	$3,873	$4,069	$(196)	(5%)
Earnings Per Share:
Basic	$0.17	$0.18	$(0.01)	(6%)
Diluted	$0.17	$0.18	$(0.01)	(6%)

NM — not meaningful.

* — The effect of the release of a valuation allowance on certain deferred tax assets during the quarter ended December 31, 2010 was removed from the calculations for the three months ended December 31, 2010 to make the financial indicators comparable to the current quarter presented. This release caused the following prior quarter increases: net income by approximately $5.0 million, basic earnings per share by $0.22, and diluted earnings per share by $0.21.

(1)	Defined as operating income divided by total operating revenues.

Our operating revenue increased 7% as a result of higher AUM levels during the quarter ended March 31, 2011 when compared with the quarter ended December 31, 2010. Market performance during the three months ended March 31, 2011 was a key contributor to revenue growth. Our operating income decreased by 4%, and is reflective of a $1.5 million increase in operating expenses, primarily due to share-based compensation related to annual employee share awards issued during the three months ended March 31, 2011. Employee share-based compensation for restricted shares is generally recognized as follows: 12.5% immediately, and the remaining 87.5% ratably over the three-year vesting period of those awards. Accordingly, share-based compensation is generally highest during the three month period ended March 31. The immediate 12.5% amortization of the awards issued during the three months ended March 31, 2011 increased share-based compensation by $0.8 million. Employee placement costs also contributed to the overall operating expense increase. Our net income for the quarter ended March 31, 2011 was lower when compared to the quarter ended December 31, 2010 primarily due to the release of a tax valuation allowance of approximately $5.0 million during the quarter ended December 31, 2010.

Liquidity and Capital Resources

Operating cash flows are primarily influenced by the timing and receipt of investment management fees, and the payment of operating expenses, including cash incentive compensation to our employees. Investment management fees are generally collected within 90 days of quarter end.

Investing cash flows are principally influenced by investments and capital expenditures for property and equipment.

Financing cash flows are predominately influenced by the payment of cash dividends and the repurchase of our common stock. We have been making continuous quarterly dividend payments on our common stock since the quarter ended December 31, 2007 and have paid three special dividends based upon our Board’s assessment of our Company’s financial position and liquidity as well as the outlook for our continued development.

We do not have any debt and we do not foresee any reason to incur debt unless a significant business opportunity warrants such action. We routinely evaluate our strategic position and maintain a disciplined acquisition and alliance effort, which seeks complementary investment strategies or new investment strategies that would benefit our clients and generate additional growth. While we plan to actively seek such opportunities, there can be no assurance that acquisitions can be identified or consummated on terms that will be attractive to us.

Sources of Liquidity

Sources of funds for our operations are derived from investment advisory and investment management fees, and interest on our cash, cash equivalents, and held-to-maturity securities. Our balance sheet continues to reflect significant liquidity. As of March 31, 2011, we had $37.5 million in liquid assets, comprising cash and cash equivalents of $22.6 million and accounts receivable of $14.9 million. Liquid assets represented 61% of total assets at March 31, 2011.

We believe that the sources of liquidity described above will be sufficient to meet our operating needs for the foreseeable future and will enable us to continue implementing our growth strategy. We do not maintain or anticipate a need for an external source of liquidity.

Uses of Liquidity

We remain committed to growing our business and expect that our main uses of cash will be to pay corporate operating expenses, enhance technology infrastructure, pay quarterly dividends, and re-acquire shares of our common stock when appropriate.

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

Cash Flows

A summary of the Statement of Cash Flows for the nine months ended March 31, 2011 and 2010, respectively, is as follows (in thousands):

	Nine Months Ended March 31,
	2011	2010
Cash flows provided by/(used in):
Operating activities	$9,560	$6,451
Investing activities	(2,764)	(3,649)
Financing activities	(20,633)	(9,935)

Net decrease in cash and cash equivalents	(13,837)	(7,133)
Cash and cash equivalents at beginning of period	36,447	37,055

Cash and cash equivalents at end of period	$22,610	$29,922

Cash and cash equivalents decreased by $13.9 during the nine months ended March 31, 2011. The primary reasons for the decrease are as follows:

•	a $17.1 million special dividend in December 2010,
•	quarterly dividends totaling $3.7 million,
•	a $3.0 million investment in a non-affiliated investment limited partnership, and
•	purchase of employee shares to satisfy employee tax withholdings for a total of $1.2 million.

A more detailed analysis of the Statement of Cash Flows is as follows:

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $9.6 million during the nine months ended March 31, 2011. The difference from the prior comparable period reflects the change in net income and the timing differences in the cash settlement of assets and liabilities.

Accounts receivable increased 34% at March 31, 2011 when compared with the fiscal year end June 30, 2010 and is reflective of higher management fees earned during the three months ended March 31, 2011 as a result of the increased levels of AUM and revenue.

Accrued compensation and benefits decreased by 33% and is the result of incentive compensation payments made since fiscal year end June 30, 2010. Cash flows from operating activities are expected to increase during the next quarter as employee incentive compensation is generally paid shortly following the calendar year end.

Cash Flows from Investing Activities

Cash flows used in investing activities totaled $2.8 million for the nine months ended March 31, 2011. Investments of $3.0 million in a non-affiliated investment limited partnership, partially offset by the return of security deposits on leased premises, accounted for most of the cash flows used in investing activities during the period. The purpose of the investment in the limited partnership is to generate additional returns on our cash balances during the current period of relatively low interest rates.

Cash Flows from Financing Activities

Cash flows used in financing activities primarily reflect the payment of a special dividend on common stock of $17.1 million as well as three regular quarterly dividends totaling $3.7 million. Cash used in financing activities totaled $20.6 million for the nine months ended March 31, 2011.

Working Capital

Our working capital and current ratio at March 31, 2011 and June 30, 2010 are set forth in the table below (in thousands):

	March 31, 2011	June 30, 2010	Change
			$	%
Current Assets	$42,024	$49,937	$(7,913)	(16%)
Current Liabilities	4,451	6,240	(1,789)	(29%)

Working Capital	$37,573	$43,697	$(6,124)	(14%)

Current Ratio(1)	9.4	8.0	1.4	18%

(1) Current assets divided by current liabilities.

Quarterly Dividends on Common Stock

Quarterly dividends of approximately $1.1 million were paid in August and November 2010.

On January 7, 2011, the Board of Directors increased the Company’s quarterly cash dividend rate from $0.05 per share to $0.06 per share. This dividend was approximately $1.4 million in total, and was paid in February 2011.

We expect regular quarterly cash dividends to be paid in February, May, August and November of each fiscal year. However, the actual declaration of future cash dividends, and the establishment of record and payment dates, is subject to determination by the Board of Directors each quarter after its review of our financial performance, as well as general business conditions. We may change our dividend policy at any time.

Special Cash Dividend

As a result of our strong liquidity position, debt-free balance sheet, and their confidence in our business, our Board of Directors declared a special cash dividend on November 17, 2010 of $0.75 per share. The dividend was paid in December 2010. The aggregate dividend payment totaled approximately $17.1 million.

Common Stock Repurchase Plan

We maintain a stock repurchase plan with the objective of maximizing shareholder value. Our stock repurchase plan is affected through regular open-market purchases in accordance with applicable laws and regulations.

During the three and nine months ended March 31, 2011 we did not purchase any of our common shares pursuant to the share repurchase plan. As of March 31, 2011, a total of 317,599 shares remain available for purchase under the existing repurchase plan.

All shares repurchased are shown as treasury stock at cost, in the stockholders’ equity section of the Condensed Consolidated Balance Sheets.

Employee Tax Withholding

To satisfy statutory employee tax withholding requirements related to the vesting of common shares, employees may elect to have the Company withhold shares and remit the necessary tax withholding on their behalf. The Company may promptly sell these shares in the open market on behalf of the employee or include them as part of the shares repurchased under the stock repurchase plan. Any resulting gain or loss on sale is accounted for as an adjustment to additional paid-in capital. At March 31, 2011, there were 79,120 shares so withheld related to employee tax withholdings.

Fair Value Measurements

Available-for sale securities, which are included in other investments, are measured at fair value. The gross unrealized losses from available-for-sale securities were primarily caused by overall weakness in the global financial markets. These securities are expected to recover their value over time. We have the intent and ability to hold these investments until such recovery occurs.

We do not hold any derivative instruments or financial liabilities. See Note 3 to the Condensed Consolidated Financial Statements for a further discussion on Fair Value Measurements.

Contractual Obligations

Our contractual obligations are summarized in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010. At March 31, 2011, there were no material changes in our contractual obligations from June 30, 2010.

We believe our present office space is adequate for our existing operating needs. However, we anticipate the need for additional office space with future growth. Therefore, we are actively searching for additional office space and we expect to enter into a contractual obligation within the next six to twelve months.

Employment Agreement

We renewed our employment agreement with our Chief Executive Officer in December 2010, effective January 1, 2011. The term of the agreement is for two years, with automatic two year renewals thereafter. Both the Company and the Chief Executive Officer have the option not to renew the term of the agreement within forty-five days of the end of the term or renewal term. The agreement calls for a minimum base salary of $375 thousand per annum, and bonus compensation in accordance with the Company’s bonus and incentive compensation plans. The agreement also calls for certain payments in the event of termination. The payments could vary depending on the cause of termination and whether or not the Board of Directors elects to enforce a non-compete agreement. The agreement was reviewed and approved by the Company’s Compensation Committee and the Board of Directors.

Off-Balance Sheet Arrangements

As of March 31, 2011, we had no off-balance sheet arrangements.

New Accounting Pronouncements

Management has considered all new accounting pronouncements issued subsequent to the fiscal year ended June 30, 2010 applicable to our Company’s operations and the preparation of our condensed consolidated financial statements. Such recently issued accounting pronouncements have no effect on the Company’s financial position or results of operations.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

AUM Market Risk

Our predominant exposure to market risk is directly related to our role as an investment adviser for the mutual funds and separate accounts we manage. Changes in the value of assets we manage will impact the level of our investment management and performance fee revenues. Approximately 48% of our revenue was derived from daily net asset values, while the remaining 52% of revenue was derived from market values of AUM at the end of the quarter. Declines in equity security market prices could cause our revenues to decline because of lower investment management fees by causing:

•	the value of our AUM to decrease;

•	the returns realized on our AUM to decrease, impacting performance fees; and

•	clients to withdraw funds in favor of investments in markets that they perceive to offer greater opportunity.

Underperformance of client accounts relative to competing investment strategies could exacerbate these factors. The management of market risk on behalf of our clients and its impact on fees is a significant focus for us. We use a variety of risk measurement techniques to identify and manage market risk.

Other Investments Market Risk

We are exposed to fluctuations in the market price of our other investments. Other investments primarily consist of investments in Company-sponsored investment vehicles, including mutual funds, an investment strategy separate account, and a limited liability company. Other investments also include an investment in a non-affiliated investment limited partnership. We do not hedge our market risk related to these investments and do not intend to do so in the future.

At March 31, 2011 and June 30, 2010, respectively, we performed a sensitivity analysis to assess the potential loss in the fair value of these market-risk sensitive securities. The following table represents the estimated impact on our financial position assuming a hypothetical 10% decline in associated market indices (in thousands):

	Fair Value	Fair Value Assuming 10% Decline(1)	Decrease in Stockholders’ Equity(2)
At March 31, 2011:
Available-for-sale securities:
Epoch Global All Cap separate account	$2,991	$2,702	$163
Investment in limited partnership	3,113	3,099	9
Company-sponsored mutual funds	1,164	1,053	62
Equity method investment:
Epoch Global Absolute Return Fund, LLC	518	474	24

Total Other Investments	$7,786	$7,328	$258

At June 30, 2010:
Available-for-sale securities:
Epoch Global All Cap separate account	$2,377	$2,154	$128
Company-sponsored mutual funds	895	810	49
Equity method investment:
Epoch Global Absolute Return Fund, LLC	426	398	16

Total Other Investments	$3,698	$3,362	$193

(1)	Based upon the investment’s correlation with its associated market index, a hypothetical 10% decline in the associated market index may result in a change other than 10% in the respective investment.
(2)	Investments in the Company-sponsored mutual funds, the Epoch Global All-Cap separate account, and the investment limited partnership are classified as available-for-sale securities. Unrealized gains or losses on available-for-sale securities are excluded from earnings and recorded in accumulated other comprehensive income/(loss), net of tax, as a separate component of stockholders’ equity until realized. The investment in the Epoch Global Absolute Return Fund, LLC is accounted for using the equity method, under which our share of net realized and unrealized earnings or losses from the limited liability company is reflected in net income. All amounts shown in this column are net of tax.

Interest Rate Risk

Our AUM is subject to interest rate risk. Changes in both domestic and global interest rates may impact the valuation of equities, and thus our AUM and operating revenues.

Our investment income is also subject to interest rate risk. Investment income consists primarily of interest income and realized gains and losses on our investments. We also hold debt securities. Since it is our intent to hold these investments until they mature, these investments have been accounted for as held-to-maturity securities. We do not hedge our market risk related to these securities and we do not intend to do so in the future. We believe that a hypothetical change in interest rates of 100 basis points would not have a material impact on our condensed consolidated results of operations, financial condition or cash flows.

The table below provides information about our investment securities held-to-maturity, including expected principal flows for the fiscal years June 30, 2011 through June 30, 2016 and thereafter (in thousands):

	Payments Due in Fiscal Years Ended June 30,
	2011	2012	2013	2014	2015	2016 and Thereafter	Total Principal Cash Flows	Fair Market Value at March 31, 2011
Debt securities	$-	$350	$1,050	$500	$-	$-	$1,900	$2,015
Weighted-average interest rate		1.67%	2.14%	2.66%			2.19%

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

For the quarter ended March 31, 2011, management, with the participation of the Company’s principal executive officer and principal financial and accounting officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on such evaluation of these disclosure controls and procedures, the Company’s principal executive officer and principal financial and accounting officer have concluded that the Company’s disclosure controls and procedures were effective during the period covered by this Quarterly Report on Form 10-Q.

The Company has also established and maintains internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of condensed consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In the ordinary course of business, the Company routinely enhances its internal controls and procedures for financial reporting by either upgrading its current systems or implementing new systems. During the fiscal quarter ended March 31, 2011, there was no change in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may become parties to claims, legal actions and complaints arising in the ordinary course of business. We are not aware of any claims which would have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Item 1a.	Risk Factors.

See Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Environment” in this report for a discussion of the conditions in the financial markets and economic conditions affecting our business.

In addition, for further discussion of our potential risks and uncertainties, see information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c)    Purchases of Equity Securities by the Issuer.

There were no purchases of our outstanding securities under the repurchase plan during the three months ended March 31, 2011. There are 317,599 shares remaining for purchase under the existing repurchase plan as of March 31, 2011.

To satisfy statutory employee tax withholding requirements related to the vesting of common shares, employees may elect to have the Company withhold shares and remit the necessary tax withholding on their behalf. The Company may promptly sell these shares in the open market on behalf of the employee or include them as part of the shares repurchased under the stock repurchase plan. Any resulting gain or loss on sale is accounted for as an adjustment to additional paid-in capital. At March 31, 2011, there were 79,120 shares so withheld related to employee tax withholdings.

Item 6.	Exhibits.

Exhibit No.	Description
3.1	Certificate of Incorporation of the Registrant, as amended. (A)
3.2	Amended and Restated By-Laws of Epoch Holding Corporation (as adopted April 2, 2008). (B)
4.1	Amended and Restated 2004 Omnibus Long-Term Incentive Compensation Plan. (E)
4.4	Stockholders Agreement dated as of June 2, 2004 among J Net Enterprises, Inc. and certain of its stockholders. (C)
4.5	Registration Rights Agreement dated as of June 2, 2004 among J Net Enterprises, Inc. and certain of its stockholders. (C)
10.1	Amended and Restated Employment Agreement by and between Epoch Holding Corporation and William W. Priest, dated as of December 20, 2010 and effective as of January 1, 2011. (D)
10.40	Form of Indemnification Agreement between the Registrant and each director and officer of the Registrant. (H)
10.45	Office lease between Vornado 640 Fifth Avenue LLC (Landlord) and Epoch Investment Partners, Inc. (Tenant). (F)
10.47	Office lease between 680 Fifth Avenue Associates, L.P. (Landlord) and J Net Enterprises, Inc. (Tenant). (G)
10.48	Office sublease between J Net Enterprises, Inc. (Tenant) and The Game Show Network (Subtenant). (G)
10.49	Office sublease between Centerview Partners Holdings LLC (Sublessor) and Epoch Investment Partners, Inc. (Sublessee). (H)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. (I)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. (I)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (I )

(A) Incorporated by reference to Registrant’s Form 8-K dated December 7, 2004.

(B) Incorporated by reference to Registrant’s Form 8-K dated April 2, 2008.

(C) Incorporated by reference to Registrant’s Form 8-K dated June 3, 2004.

(D) Incorporated by reference to Registrant’s Form 8-K dated December 20, 2010.

(E) Incorporated by reference to Registrant’s Form S-8 dated December 29, 2008.

(F) Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

(G) Incorporated by reference to Registrant’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2006.

(H) Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009.

(I) Filed herewith.

SIGNATURE

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPOCH HOLDING CORPORATION (Registrant)
Date: May 5, 2011

	By:	/s/ ADAM BORAK
Adam Borak Chief Financial Officer (Principal Financial and Accounting Officer)