Form 10-Q
period 2011-12-31
EPOCH HOLDING CORP
filed 2012-02-06
CIK 351903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2011

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

As of February 2, 2012, there were 23,257,407 shares of the registrant’s common stock, $0.01 par value per share, issued and outstanding.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2011

Form 10-Q Item No.		Page No.
	PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	1
	Condensed Consolidated Balance Sheets (Unaudited)—December 31, 2011 and June 30, 2011	1
	Condensed Consolidated Statements of Income (Unaudited)—for the Three and Six Months Ended December 31, 2011 and 2010	2
	Condensed Consolidated Statements of Comprehensive Income (Unaudited)—for the Three and Six Months Ended December 31, 2011 and 2010	3
	Condensed Consolidated Statements of Changes in Stockholders’ Equity—for the Year Ended June 30, 2011 and Six Months Ended December 31, 2011 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows (Unaudited)—for the Six Months Ended December 31, 2011 and 2010	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37
Item 4.	Controls and Procedures	40

	PART II. OTHER INFORMATION
Item 1.	Legal Proceedings.	41
Item 1A.	Risk Factors.	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	41
Item 6.	Exhibits.	42
	Signature	44

Items other than those listed above have been omitted because they are not applicable.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)

	December 31, 2011	June 30, 2011
ASSETS

Current assets:
Cash and cash equivalents	$39,691	$29,128
Accounts receivable	17,528	17,183
Deferred income taxes, net	2,580	2,344
Held-to-maturity securities, at amortized cost (fair value of $1,076 and $357, respectively)—(Note 3)	1,066	355
Prepaid and other current assets	1,918	1,034

Total current assets	62,783	50,044

Held-to-maturity securities, at amortized cost (fair value of $903 and $1,651, respectively)—(Note 3)	874	1,605
Other investments, at fair value (cost of $13,192 and $8,360, respectively)—(Note 4)	13,496	8,907
Deferred income taxes, net	8,344	8,240
Property and equipment, net of accumulated depreciation of $3,819 and $3,282, respectively	1,216	1,580
Security deposits	384	485

Total assets	$87,097	$70,861

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,324	$1,233
Accrued compensation and benefits	13,336	6,549
Dividends payable—(Note 10)	17,487	—
Income taxes payable	—	649

Total current liabilities	32,147	8,431
Deferred rent	613	695

Total liabilities	32,760	9,126

Commitments and contingencies—(Note 6)

Stockholders’ equity:
Common stock, $0.01 par value per share, 60,000,000 shares authorized; 24,017,609 issued and 23,315,682 outstanding at December 31, 2011 and 23,944,660 issued and 23,364,644 outstanding at June 30, 2011, respectively	240	239
Additional paid-in capital	70,041	64,737
(Accumulated deficit)/Retained earnings	(8,430)	2,041
Accumulated other comprehensive income/(loss), net of tax	(106)	183
Less: Treasury stock, at cost, 701,927 and 580,016 shares, respectively	(7,408)	(5,465)

Total stockholders’ equity	54,337	61,735

Total liabilities and stockholders’ equity	$87,097	$70,861

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Operating Revenues:
Investment advisory and management fees	$20,694	$16,562	$38,805	$31,357
Performance fees	1,040	294	1,938	474

Total operating revenues	21,734	16,856	40,743	31,831

Operating Expenses:
Employee compensation and benefits	8,353	7,181	16,170	13,929
Occupancy and technology	1,330	1,168	2,515	2,207
General and administrative	1,187	728	2,271	1,301
Professional fees and services	805	742	1,630	1,557

Total operating expenses	11,675	9,819	22,586	18,994

Operating Income	10,059	7,037	18,157	12,837
Other income	331	217	137	375

Income Before Income Taxes	10,390	7,254	18,294	13,212

Provision for income taxes	4,527	3,185	8,013	5,797
Income tax benefit from release of valuation allowance—(Note 7)	—	(4,964)	—	(4,964)

Total provision for/(benefit from) income taxes	4,527	(1,779)	8,013	833

Net Income	$5,863	$9,033	$10,281	$12,379

Earnings Per Share:—(Note 8)
Basic	$0.25	$0.40	$0.44	$0.54

Diluted	$0.25	$0.39	$0.44	$0.54

Weighted-Average Shares Outstanding:
Basic	23,285	22,827	23,320	22,807

Diluted	23,471	23,028	23,496	22,990

Cash dividends declared per share	$0.83	$0.80	$0.89	$0.85

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Net income	$5,863	$9,033	$10,281	$12,379

Other comprehensive income/(loss), net of tax—(Note 9)
Net unrealized gains/(losses) on available-for-sale securities	196	171	(219)	419
Reclassification for net (gains)/losses included in net income	(155)	(66)	(70)	(63)

Other comprehensive income/(loss)	41	105	(289)	356

Comprehensive income	$5,904	$9,138	$9,992	$12,735

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED JUNE 30, 2011 AND SIX MONTHS ENDED DECEMBER 31, 2011

(dollars and shares in thousands)

	Common Stock		Additional Paid-in Capital	(Accumulated Deficit)/ Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balances at June 30, 2010	22,787	$233	$56,893	$2,668	$(223)	482	$(3,956)	$55,615
Net income	—	—	—	21,566	—	—	—	21,566
Other comprehensive income	—	—	—	—	406	—	—	406
Issuance and forfeitures of restricted share awards	567	5	912	—	—	—	—	917
Amortization of share-based compensation	—	—	5,391	—	—	—	—	5,391
Common stock dividends—(Note 10)	—	—	—	(22,193)	—	—	—	(22,193)
Income tax benefit from dividends paid on unvested shares	—	—	466	—	—	—	—	466
Exercises of stock options	108	1	668	—	—	—	—	669
Net sales/purchases of shares for employee withholding	—	—	97	—	—	—	—	97
Repurchase of common shares	(98)	—	—	—	—	98	(1,509)	(1,509)
Excess income tax benefit from share-based compensation	—	—	310	—	—	—	—	310

Balances at June 30, 2011	23,364	239	64,737	2,041	183	580	(5,465)	61,735
Net income	—	—	—	10,281	—	—	—	10,281
Other comprehensive loss—(Note 9)	—	—	—	—	(289)	—	—	(289)
Issuance and forfeitures of restricted share awards	16	—	(19)	—	—	—	—	(19)
Amortization of share-based compensation	—	—	2,819	—	—	—	—	2,819
Common stock dividends—(Note 10)	—	—	—	(20,752)	—	—	—	(20,752)
Income tax benefit from dividends paid on unvested shares	—	—	433	—	—	—	—	433
Exercise of stock options	58	1	356	—	—	—	—	357
Net sales/purchases of shares for employee withholding	(51)	—	—	—	—	51	(943)	(943)
Repurchase of common shares	(71)	—	—	—	—	71	(1,000)	(1,000)
Excess income tax benefit from share-based compensation	—	—	1,715	—	—	—	—	1,715

Balances at December 31, 2011 (Unaudited)	23,316	$240	$70,041	$(8,430)	$(106)	702	$(7,408)	$54,337

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended December 31,
	2011	2010
Cash flows from operating activities:
Net income	$10,281	$12,379
Adjustments to reconcile net income to net cash provided by operating activities:
Benefit from deferred income taxes—(Note 7)	(116)	(5,211)
Share-based compensation	2,800	2,481
Depreciation and amortization	537	387
Net realized and unrealized gains on investments	(115)	(111)
Equity in net loss/(income) from limited liability company	44	(69)
Amortization of bond premiums	21	20
Excess income tax benefit from share-based compensation	(1,715)	(309)
Income tax benefit from dividends paid on unvested shares	(433)	(397)
(Increase)/decrease in operating assets:
Accounts receivable	(345)	(2,708)
Prepaid and other current assets	(884)	233
Increase/(decrease) in operating liabilities:
Accounts payable and accrued liabilities	91	228
Accrued compensation and benefits	6,787	1,303
Income taxes payable	1,499	816
Deferred rent	(82)	(71)

Net cash provided by operating activities	18,370	8,971

Cash flows from investing activities:
Investments in Company-sponsored products and other investments, net	(5,032)	(3,047)
Capital expenditures	(173)	(162)
Security deposits, net	101	510

Net cash used in investing activities	(5,104)	(2,699)

Cash flows from financing activities:
Cash dividends on common stock	(3,265)	(19,420)
Repurchase of common shares	(1,943)	—
Excess income tax benefit from share-based compensation	1,715	309
Income tax benefit from dividends paid on unvested shares	433	397
Proceeds from stock option exercises	357	254
Net gain on sale of shares for employee withholding	—	60

Net cash used in financing activities	(2,703)	(18,400)

Net increase/(decrease) in cash and cash equivalents during period	10,563	(12,128)
Cash and cash equivalents at beginning of period	29,128	36,447

Cash and cash equivalents at end of period	$39,691	$24,319

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$7,392	$5,375

Supplemental disclosures of non-cash investing and financing activities:
Net change in unrealized gains on available-for-sale securities, net of tax	$(289)	$356

Dividends declared but not yet paid—(Note 10)	$17,487	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010

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

Basis of Presentation

The fiscal year-end June 30, 2011 Condensed Consolidated Balance Sheet was derived from audited financial statements and, in accordance with interim financial statement standards, does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for annual financial statements. The unaudited condensed consolidated financial statements of the Company included herein have been prepared in accordance with U.S. GAAP, and in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information not misleading.

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

Certain items previously reported have been reclassified to conform to the current year presentation. Specifically, in the Condensed Consolidated Statements of Income, prior year amounts related to share-based compensation expense have been reclassified and combined with employee compensation and benefits, and depreciation expense has been combined and presented as part of occupancy and technology expenses. Such reclassifications had no impact on net income. There have been no changes in significant accounting policies during the three and six months ended December 31, 2011. For a complete listing of the Company’s significant accounting policies, please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010

(Unaudited)

Note 1—Organization and Basis of Presentation (Continued)

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU No. 2011-04 generally provides a uniform framework for fair value measurements and related disclosures between U.S. GAAP and International Financial Reporting Standards (“IFRS”). Additional disclosure requirements in the update include, among other things, the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU No. 2011-04 is effective for the interim and annual periods beginning on or after December 15, 2011. Early adoption is not permitted. The Company adopted this standard in January 2012. The adoption of this standard did not have a material impact on its condensed consolidated financial position, results of operations, or cash flows.

Note 2—Accounts Receivable

The Company’s accounts receivable balances do not include an allowance for doubtful accounts for the periods presented and there have been no bad debt expenses recognized during the three and six months ended December 31, 2011 and 2010. Management believes the December 31, 2011 accounts receivable balances are fully collectible.

Significant Customer

The Company’s client base consists of a large number of geographically diverse clients across many industries. For the three and six months ended December 31, 2011, New York Life Investment Management, through the MainStay Epoch Funds and other funds subadvised by EIP, accounted for approximately 18% of consolidated operating revenues. For the three and six months ended December 31, 2010, this relationship accounted for approximately 19% of consolidated operating revenues. See Note 6 — Strategic Relationship.

Note 3—Held-to-Maturity Securities

The Company’s investment securities classified as held-to-maturity consist of high-grade debt securities. These investments are carried at amortized cost. Gross unrecognized holding gains and losses, and fair values of these securities at December 31, 2011 and June 30, 2011 are as follows (in thousands):

	December 31, 2011				June 30, 2011
	Amortized Cost	Gross Unrecognized Holding		Aggregate Fair Value	Amortized Cost	Gross Unrecognized Holding		Aggregate Fair Value
		Gains	Losses			Gains	Losses
Current	$1,066	$10	$—	$1,076	$355	$2	$—	$357
Long-Term	874	29	—	903	1,605	46	—	1,651

	$1,940	$39	$—	$1,979	$1,960	$48	$—	$2,008

The fair value of investments in held-to-maturity securities is valued under the market approach through the use of quoted prices for similar investments in active markets.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010

(Unaudited)

Note 3—Held-to-Maturity Securities (Continued)

The contractual maturities of the investment securities classified as held-to-maturity at December 31, 2011 are as follows (in thousands):

Contractual Maturities	Amortized Cost	Aggregate Fair Value	Weighted- Average Interest Rate
Less than 1 year	$1,066	$1,076	1.84%
Due after 1 year through 3 years	874	903	2.62%

Total	$1,940	$1,979	2.19%

Note 4—Other Investments

The Company’s other investments at December 31, 2011 and June 30, 2011 are summarized as follows (in thousands):

	December 31, 2011				June 30, 2011
	Cost	Gross Unrealized		Fair Value	Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Available-for-sale securities:
Company-sponsored mutual funds	$1,212	$43	$(191)	$1,064	$1,185	$91	$(97)	$1,179
Epoch Global Champions separate account	1,000	—	—	1,000	—	—	—	—
Investment in limited partnership	4,000	182	—	4,182	4,000	144	—	4,144
Epoch Global All Cap separate account	—	—	—	—	2,652	445	(36)	3,061

Total available-for-sale securities	6,212	225	(191)	6,246	7,837	680	(133)	8,384

Consolidated investment vehicles:
Epoch Global Equity Shareholder Yield Fund, LLC	2,000	—	(2)	1,998	—	—	—	—
Epoch Global All-Cap Fund, LLC	2,501	366	(92)	2,775	—	—	—	—
Epoch Global Choice Fund, LLC	2,000	—	(2)	1,998	—	—	—	—

Total consolidated investment vehicles	6,501	366	(96)	6,771	—	—	—	—

Equity method investment:
Epoch Global Absolute Return Fund, LLC	479	—	—	479	523	—	—	523

Total Other Investments	$13,192	$591	$(287)	$13,496	$8,360	$680	$(133)	$8,907

During the three months ended December 31, 2011, the Company closed the Epoch Global All Cap separate account and transferred the portfolio into the Epoch Global All-Cap Fund, LLC. Upon transfer, the Company reclassified approximately $0.3 million in unrealized gains from accumulated other comprehensive income to other income.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010

(Unaudited)

Note 4—Other Investments (Continued)

During the three months ended December 31, 2011, in connection with the launch of several new investment vehicles, the Company invested $4.0 million in two investment limited liability companies. As of December 31, 2011, the Company was the sole investor in these entities. As such, the Company has consolidated the investment activity in these entities within the Company’s financial statements. Investment securities held in the portfolios of consolidated investment vehicles are carried at fair value based upon quoted market prices. Net realized and unrealized gains or losses recognized on investments held in the portfolios of consolidated funds are reflected as a component of other income.

The Company also invested $1.0 million in a new separate account, Epoch Global Champions. This investment is accounted for as available-for-sale securities. Unrealized gains or losses from available-for-sale securities are recorded in accumulated other comprehensive income/(loss), net of tax, as a separate component of stockholders’ equity until realized.

The unrealized losses in the available-for-sale securities for each period presented have been unrealized for twelve months or more. Management has reviewed its investment securities for other-than-temporary impairment in accordance with its accounting policy outlined in Note 2 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011. When evaluating whether an unrealized loss on an available-for-sale investment is other than temporary, management reviews such factors as extent and duration of the loss, reduction or cessation of dividend payments, and overall financial condition of the issuer.

Based on management’s assessment, the Company does not believe that the declines are other-than-temporary for all periods presented. The gross unrealized losses from available-for-sale securities were primarily caused by overall weakness in the financial markets and world economy. Management expects the securities will recover their value over time, and management has the intent and ability to hold these investments until such recovery occurs.

Proceeds as well as realized gains and losses recognized from investments classified as available-for-sale during the periods presented are as follows (in thousands):

	For the Three Months Ended December 31,
	2011			2010
	Proceeds	Gross Realized		Proceeds	Gross Realized
		Gains	Losses		Gains	Losses
Epoch Global All Cap separate account	$261	$25	$(49)	$592	$93	$(11)
Company-sponsored mutual funds	20	20	—	35	35	—

	$281	$45	$(49)	$627	$128	$(11)

	For the Six Months Ended December 31,
	2011			2010
	Proceeds	Gross Realized		Proceeds	Gross Realized
		Gains	Losses		Gains	Losses
Epoch Global All Cap separate account	$1,634	$80	$(254)	$1,034	$130	$(54)
Company-sponsored mutual funds	20	20	—	35	35	—

	$1,654	$100	$(254)	$1,069	$165	$(54)

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010

(Unaudited)

Note 4—Other Investments (Continued)

Realized gains and losses from available-for-sale securities are included in other income in the Condensed Consolidated Statements of Income using the specific identification method.

Derivatives

On a limited basis, the Company utilizes derivative financial instruments, consisting of foreign exchange spot contracts, to facilitate purchases and to hedge market price risk and currency risk exposure associated with its purchases of foreign securities in its investments in separate accounts and consolidated funds seeded for product development purposes. These derivative financial instruments are closed out within the settlement period of the related security purchase – generally within 3 days. The Company does not use derivative financial instruments for speculative purposes and does not anticipate doing so in the future. The Company’s derivative instruments are entered into with a counterparty where a legal right of set-off exists under master netting agreements enforceable by law. Due to the short-term nature of the Company’s derivative instruments, the unrealized and realized gains and losses to date have been negligible. The Company’s derivative instruments are recorded at their net fair values and are included in other investments on the condensed consolidated balance sheets. The Company elected not to apply hedge accounting to its derivative instruments. Gains and losses on the Company’s derivatives not designated as hedging instruments are included in other income/(loss) on the condensed consolidated statements of income.

As of December 31, 2011, the Company had foreign exchange spot contracts outstanding with one counterparty, all of which were settled in January 2012.

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

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010

(Unaudited)

Note 5—Fair Value Measurements (Continued)

Other Investments

Other investments primarily consist of investments in Company-sponsored investment vehicles, including mutual funds, an investment strategy separate account, and three limited liability companies; and an investment in a non-affiliated investment limited partnership.

The investments in the mutual funds and in the separate account are accounted for as available-for-sale securities and valued under the market approach through the use of unadjusted quoted market prices available in an active market, and are classified within Level 1 of the valuation hierarchy. The fair value of these investments at December 31, 2011 was $2.1 million.

During the three months ended December 31, 2011, the Company closed the Epoch Global All Cap separate account and transferred the assets into a new Company-sponsored investment limited liability company. The Company also invested $4.0 million in two additional new Company-sponsored investment limited liability companies. At December 31, 2011, the Company was the sole investor of these limited liability companies and therefore accounted for these investments as consolidated investment vehicles. The Company also invested $1.0 million in a new Company-sponsored separate account, Epoch Global Champions. This investment is accounted for as available-for-sale.

During the fiscal year ended June 30, 2011, the Company invested $4.0 million in a non-affiliated investment limited partnership. At December 31, 2011, the Company held less than a 2% ownership interest in this limited partnership. This investment is accounted for as available-for-sale and is valued based upon the Company’s ownership interest in the partnership’s net assets. The value of net assets is based on the underlying assets and liabilities of the limited partnership, which primarily include exchange-listed common stocks and money market funds. This investment seeks to generate capital appreciation. The Company’s investment may be redeemed as of the end of the partnership’s fiscal year, provided that 30 days prior written notice is given to the general partner. Redemptions may be more frequent at the option of the general partner. There is no lock-up and the Company has no unfunded commitments. The investment limited partnership is classified within Level 2 of the valuation hierarchy. The fair value of this investment at December 31, 2011 was $4.2 million.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010

(Unaudited)

Note 5—Fair Value Measurements (Continued)

The following table presents, for each of the hierarchy levels previously described, the Company’s assets that are measured at fair value as of December 31, 2011 and June 30, 2011, respectively (in thousands):

	December 31, 2011				June 30, 2011
	Fair Value Measurements	Level 1	Level 2	Level 3	Fair Value Measurements	Level 1	Level 2	Level 3
Available-for-sale:
Company-sponsored mutual funds	$1,064	$1,064	$—	$—	$1,179	$1,179	$—	$—
Epoch Global Champions separate account	1,000	1,000	—	—	—	—	—	—
Investment in limited partnership	4,182	—	4,182	—	4,144	—	4,144	—
Epoch Global All Cap separate account	—	—	—	—	3,061	3,061	—	—

Total available-for-sale securities	6,246	2,064	4,182	—	8,384	4,240	4,144	—

Consolidated investment vehicles:
Epoch Global Equity Shareholder Yield Fund, LLC	1,998	1,998	—	—	—	—	—	—
Epoch Global All-Cap Fund, LLC	2,775	2,775	—	—	—	—	—	—
Epoch Global Choice Fund, LLC	1,998	1,998	—	—	—	—	—	—

Total consolidated funds	6,771	6,771	—	—	—	—	—	—

Total investments measured at fair value	$13,017	$8,835	$4,182	$—	$8,384	$4,240	$4,144	$—

There were no transfers into or out of the Level 1, 2 and 3 categories in the fair value measurement hierarchy for the periods presented.

The investment in the Epoch Global Absolute Return Fund, LLC is accounted for under the equity method, whereby the Company records its percentage share of realized and unrealized earnings or losses in the Condensed Consolidated Statements of Income. Consequently, this investment is not recorded at, but approximates, fair value. The total carrying value of this investment was $0.5 million at December 31, 2011 and June 30, 2011.

Note 6—Commitments and Contingencies

Employment Agreements

Besides the employment contract with our Chief Executive Officer dated December 20, 2010, there are no employment contracts with any other officer or employee of the Company. There are written agreements with certain employees, which provide for sales commissions or bonuses, subject to the attainment of certain performance criteria or continuation of employment. Such commitments under the various agreements total approximately $2.7 million at December 31, 2011. Of this amount, approximately $1.4 million is included in accrued compensation and benefits in the Condensed Consolidated Balance Sheet at December 31, 2011. An additional $0.1 million will be accrued during the remainder of the fiscal year ending June 30, 2012 and shortly thereafter. Approximately $1.2 million represents restricted stock awards to be issued during the remainder of the fiscal year ending June 30, 2012 and shortly thereafter.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010

(Unaudited)

Note 6—Commitments and Contingencies (Continued)

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

Note 7—Provision For/(Benefit From) Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities arise from temporary differences between book and tax basis using the enacted statutory tax rates and laws that will be in effect when such differences are expected to reverse. Deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years. Deferred tax liabilities are recognized for temporary differences that will result in taxable income in future years. The Company must assess the likelihood that its deferred tax assets will be realized based upon the consideration of all available evidence, using a “more likely than not” standard. To the extent the Company believes that recovery is not likely, it must establish a valuation allowance. To the extent the Company establishes a valuation allowance or changes this allowance in a reporting period, the Company must include an expense or benefit within the tax provision of its condensed consolidated statements of income.

Prior to December 31, 2010, the Company maintained a valuation allowance on certain deferred tax assets, relating to acquired net operating losses and alternative minimum tax credits, since the likelihood of the realization of those assets was not “more likely than not”. The Company has continuously evaluated additional facts representing positive and negative evidence in the determination of the realizability of those deferred tax assets. As of December 31, 2010, the Company concluded that sufficient positive evidence existed from earnings history, pre-tax income growth rates, current operating income levels, and the outlook for sustained profitability, to conclude that it is more likely than not that these assets will be fully realized in future operating periods. Therefore, the Company released a valuation allowance of $5.0 million as a discrete benefit from income taxes during the three months ended December 31, 2010. If future operating and business conditions were to differ

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010

(Unaudited)

Note 7—Provision For/(Benefit From) Income Taxes (Continued)

significantly, the Company will reassess the ability to realize the deferred tax assets. If it is more likely than not that the Company would not realize the deferred tax assets, then all or a portion of the valuation allowance may need to be re-established, which would result in a charge to tax expense.

The release of the above valuation allowance resulted in a non-recurring increase in the Company’s basic earnings per share of $0.22 and $0.21 and diluted earnings per share of $0.21 and $0.22 for the three and six months ended December 31, 2010, respectively.

Note 8—Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding during the period.

Diluted EPS is computed by dividing net income, adjusted for the effect of dilutive securities, by the weighted-average number of common and common equivalent shares outstanding during the period. Common equivalent shares are excluded from the computation if the effect is anti-dilutive. The Company uses the treasury stock method to reflect the dilutive effect of outstanding stock options.

The Company had 406,290 and 531,209 outstanding employee stock options at December 31, 2011 and 2010, respectively. The calculation of diluted EPS included all of the outstanding stock options.

The table below presents the computation of basic and diluted EPS for the three and six months ended December 31, 2011 and 2010, respectively (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Numerator:
Net income	$5,863	$9,033	$10,281	$12,379

Denominator:
Weighted-average common shares outstanding	23,285	22,827	23,320	22,807
Net common stock equivalents assuming the exercise of in-the-money stock options	186	201	176	183

Weighted-average common and common equivalent shares outstanding, assuming dilution	23,471	23,028	23,496	22,990

Earnings Per Share:
Basic	$0.25	$0.40	$0.44	$0.54

Diluted	$0.25	$0.39	$0.44	$0.54

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010

(Unaudited)

Note 9—Other Comprehensive Income

The components of other comprehensive income/(loss) include the changes in fair value of available-for-sale securities for the three and six months ended December 31, 2011 and 2010 are as follows (in thousands):

	Three Months Ended December 31,
	2011			2010
	Pre-tax Amount	Tax (Expense)/ Benefit	Net-of-tax Amount	Pre-tax Amount	Tax (Expense)/ Benefit	Net-of-tax Amount
Net unrealized gains/(losses) on available-for-sale securities	$347	$(151)	$196	$298	$(127)	$171
Reclassifications for net (gains)/ losses included in net income	(274)	119	(155)	(115)	49	(66)

Total	$73	$(32)	$41	$183	$(78)	$105

	Six Months Ended December 31,
	2011			2010
	Pre-tax Amount	Tax (Expense)/ Benefit	Net-of-tax Amount	Pre-tax Amount	Tax (Expense)/ Benefit	Net-of-tax Amount
Net unrealized gains/(losses) on available-for-sale securities	$(388)	$169	$(219)	$730	$(311)	$419
Reclassifications for net (gains)/ losses included in net income	(123)	53	(70)	(110)	47	(63)

Total	$(511)	$222	$(289)	$620	$(264)	$356

Note 10—Special Dividend

In November 2011 the Board of Directors declared a special cash dividend of $0.75 per share on the Company’s common stock. The dividend was paid in January 2012. The aggregate dividend payment totaled approximately $17.5 million.

In November 2010, the Board of Directors declared a special cash dividend of $0.75 per share on the Company’s common stock. The dividend was paid in December 2010. The aggregate dividend payment totaled approximately $17.1 million.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010

(Unaudited)

Note 11—Geographic Area Information

The Company operates under one business segment, investment management. Geographical information pertaining to the Company’s operating revenues is presented below. The amounts are aggregated by the client’s domicile (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
United States	$14,672	$11,957	$27,088	$22,202
Australia	2,817	1,293	5,376	2,541
Canada	2,427	1,903	4,728	3,661
Europe	1,467	1,417	2,866	2,888
Asia/Africa	350	286	685	539

Total operating revenues	$21,733	$16,856	$40,743	$31,831

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Set forth on the following pages is management’s discussion and analysis of our financial condition and results of operations for the three and six months ended December 31, 2011 and 2010. Such information should be read in conjunction with our unaudited condensed consolidated financial statements together with the notes to the unaudited condensed consolidated financial statements. When we use the terms “Company,” “Firm,” “management,” “we,” “us,” and “our,” we mean Epoch Holding Corporation, a Delaware corporation, and its consolidated subsidiaries.

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

These and other risks related to our Company are discussed in detail under Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

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

We had approximately $19.2 billion in assets under management (“AUM”) as of December 31, 2011. We remain debt-free and continue to have substantial capital resources available to fund current operations and implement our long-term growth strategy.

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

Our client base consists of a large number of geographically diverse clients across many industries. For the three and six months ended December 31, 2011, we generated approximately 33% and 34%, respectively, of our total revenue from clients domiciled outside the U.S.

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

Our discussion and analysis of our financial condition and results of operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to incentive compensation, share-based compensation, effective income tax rate, valuation of deferred tax assets, and fair value. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under current circumstances. Actual results may differ from these estimates.

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

Key Performance Indicators

We monitor a variety of key performance indicators to evaluate our business results. The charts that follow depict our quarterly performance in certain key financial measures over the past five quarters:

(1)	Ending AUM

(2)	Average AUM

(3)	Operating Revenues vs. Operating Expenses

(4)	Operating Margin*

*	defined as operating income divided by operating revenue.

Financial and Business Highlights

During the three months ended December 31, 2011, substantial inflows and favorable market performance led to an increase in our operating revenues and operating margin. Some highlights as of December 31, 2011 were as follows:

•

Our AUM was $19.2 billion at December 31, 2011, an increase of $3.2 billion, or 20%, from $16.0 billion at the previous quarter ended September 30, 2011. AUM increased by $4.9 billion, or 34%, from $14.3 billion at December 31, 2010.

•

Net client inflows during the quarter were approximately $1.6 billion, with approximately $0.8 billion from new client accounts. Approximately $0.6 billion of net inflows occurred during the last month of the quarter.

•

More than half of our investment strategies exceeded their respective benchmarks for the three months ended December 31, 2011. All of our investment strategies have exceeded their respective benchmarks for the 5 year period ended December 31, 2011.

•	Total operating revenues increased 29% from the same period a year ago as a result of higher AUM levels.

•

Operating expenses increased by 19% from the same period a year ago. Increased employee compensation, stemming from additions to our investment and client relations teams and an increase in incentive compensation, was the primary reason for the increase.

•	Our operating margin was approximately 46%, compared with 42% for the comparable period a year ago, as we continue to benefit from revenue growth and our operating leverage.

•

Basic earnings per share increased to $0.25 for the three months ended December 31, 2011, a 39% increase compared to $0.18 for the same period a year ago, after removing the effect of a $5.0 million tax valuation allowance release in the prior year period.

•	At December 31, 2011, working capital was $30.6 million. Liquid assets, comprising cash, cash equivalents and accounts receivable, were $57.2 million. We remain debt-free.

•

In October 2011, our Board approved an increase in the quarterly dividend from $0.06 to $0.08 per share and authorized the repurchase of up to an additional 350,000 shares of outstanding common stock under the Company’s share repurchase plan.

•	A special dividend of $0.75 per share, or approximately $17.5 million in aggregate, was declared in November 2011 and paid in January 2012.

The table below presents key operating and financial indicators for the three and six months ended December 31, 2011 and 2010, respectively:

	Three Months Ended				Six Months Ended
	December 31,		Change		December 31,		Change
	2011	2010	Amt	%	2011	2010	Amt	%
Operating Indicators ($ in millions):
AUM at end of the period	$19,217	$14,326	$4,891	34%	$19,217	$14,326	$4,891	34%
Average AUM for the period	$17,925	$13,647	$4,278	31%	$17,042	$12,898	$4,144	32%
Net client flows	$1,588	$275	$1,313	477%	$3,143	$257	$2,886	1,123%

Financial Indicators: ($ in thousands, except share data)
Operating Revenue	$21,734	$16,856	$4,878	29%	$40,743	$31,831	$8,912	28%
Operating Income	$10,059	$7,037	$3,022	43%	$18,157	$12,837	$5,320	41%
Net Income	$5,863	$9,033	$(3,170)	(35%)	$10,281	$12,379	$(2,098)	(17%)
Earnings Per Share:
Basic	$0.25	$0.40	$(0.15)	(38%)	$0.44	$0.54	$(0.10)	(19%)
Diluted	$0.25	$0.39	$(0.14)	(36%)	$0.44	$0.54	$(0.10)	(19%)
Operating Margin(1)	46%	42%	4%		45%	40%	5%

Adjusted Financial Indicators* ($ in thousands, except share data)
Net Income	$5,863	$4,069	$1,794	44%	$10,281	$7,415	$2,866	39%
Earnings Per share:
Basic	$0.25	$0.18	$0.07	39%	$0.44	$0.33	$0.11	33%
Diluted	$0.25	$0.18	$0.07	39%	$0.44	$0.32	$0.12	38%

*	The effect of the release of a valuation allowance on certain deferred tax assets during the three months ended December 31, 2010 was removed from these calculations to make the financial indicators comparable to the current year periods presented. The prior year release caused the following increases: an increase in net income by approximately $5.0 million and basic earnings per share by $0.22 and $0.21 in the three and six-month periods ending December 31, 2010, respectively. The effect on diluted earnings per share was an increase of $0.21 and $0.22 per share in the three and six months ended December 31, 2010, respectively.

(1)	Defined as operating income divided by total operating revenues.

Business Environment

As an investment management and advisory firm, our results are impacted by the prevailing global economic climate, including such factors as corporate profitability, investor confidence, and interest rates. These factors can directly affect investor sentiment and global equity markets.

During the three months ended December 31, 2011 the broad market indexes rallied from earlier losses in the year and finished with a strong quarter, with returns ranging from 8% to 12%. The unemployment rate began to slowly decline, falling from 9.1% in September to 8.6% in November, the lowest level in two and a half years. The quarter ended on a positive note resulting from improving economic data from the housing and labor markets. Equity markets were extremely volatile, once again driven primarily by the European debt crisis. Concerns continued that global economic growth is slowing and that several countries could be slipping into a recession.

Broad Market Indices*

	Period Ended December 31, 2011
Index	Three Months	Six Months	Twelve Months
Dow Jones Industrial Average(1)	12.8%	(0.2%)	8.4%
NASDAQ Composite(2)	8.2%	(5.5%)	(0.8%)
S&P 500(3)	11.8%	(3.7%)	2.1%
MSCI World (net)(4)	7.6%	(10.3%)	(5.5%)

*	Assumes dividend re-investment

(1)	Dow Jones Industrial Average is a trademark of Dow Jones & Company, which is not affiliated with Epoch.

(2)	NASDAQ is a trademark of the NASDAQ Stock Market, Inc., which is not affiliated with Epoch.

(3)	S&P is a trademark of the Standard & Poor’s, a division of the McGraw-Hill Companies, Inc., which is not affiliated with Epoch.

(4)	MSCI World is a trademark of MSCI, Inc., which is not affiliated with Epoch.

Business Outlook

We believe that slow economic growth in the U.S. will continue, as unemployment, while declining slightly during the past few months, remains historically high. Concerns over the European debt crisis will persist. International stocks could begin to rebound once investors perceive a definitive plan of action for resolving Europe’s debt issues is in place.

Despite lingering economic uncertainties, we believe equities remain far more attractive in this business environment than fixed income securities. Stock selection will be crucial. We remain focused on identifying companies producing significant free cash flow and led by management with a history of effective capital allocation. We believe this approach, combined with a portfolio construction process directed at providing superior long-term returns on a risk-adjusted basis, will continue to lead to demand for our investment services.

Given our strong, liquid balance sheet, our history of long-term investment performance, and our expanding distribution, we believe we continue to be well positioned for the future.

Assets under Management (“AUM”)

The graph below depicts our quarterly AUM and revenue growth over the past eight quarters:

AUM and Flows

Our AUM levels benefitted from significant client inflows and favorable market performance during the three months ended December 31, 2011. We continued to attract new assets to our investment strategies, with many strategies outperforming their respective benchmarks for the quarter. On a year-over-year basis, we further expanded our institutional and sub-advisory channels and our client base. The following table sets forth the changes in our AUM for the periods presented (dollars in millions):

	Three Months Ended December,		Six Months Ended December,
	2011	2010	2011	2010
Beginning of period AUM	$15,972	$12,765	$17,087	$11,344

Client flows:
Inflows/new accounts	1,982	651	3,862	1,010
Outflows/closed accounts	(394)	(376)	(719)	(753)

Net inflows	1,588	275	3,143	257
Market performance	1,657	1,286	(1,013)	2,725

Net change	3,245	1,561	2,130	2,982

End of period AUM	$19,217	$14,326	$19,217	$14,326

Percent change in total AUM	20%	12%	12%	26%
Net inflows/Beginning of period AUM	10%	2%	18%	2%

For the three and six months ended December 31, 2011, approximately 46% and 47%, respectively, of investment advisory and management fees were earned from services to mutual funds under advisory and sub-advisory contracts. These fees are calculated based upon daily net asset values. Approximately 54% and 53%, respectively, of fees were earned from services provided for separate accounts whose fees are calculated based upon asset values at the end of the period.

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

Investment Strategies

The table below depicts our investment strategies’ AUM as of December 31, 2011, September 30, 2011 and December 31, 2010, respectively, as well as the three-month and one-year changes (dollars in millions):

	December 31, 2011	September 30, 2011	December 31, 2010	3-Month Change		1-Year Change
Strategy				Amt	%	Amt	%
Global Equity Shareholder Yield	$6,464	$4,592	$2,446	$1,872	41%	$4,018	164%
U.S. Value	4,404	4,016	4,204	388	10%	200	5%
U.S. All Cap Value/Balanced	3,710	3,299	3,592	411	12%	118	3%
Global Absolute Return/Choice	2,349	2,015	1,777	334	17%	572	32%
U.S. Smid Cap Value	895	773	1,014	122	16%	(119)	(12%)
International/Int’l Small Cap	786	715	623	71	10%	163	26%
U.S. Small Cap Value	359	323	378	36	11%	(19)	(5%)
Global Small Cap	250	239	292	11	5%	(42)	(14%)

Total AUM	$19,217	$15,972	$14,326	$3,245	20%	$4,891	34%

The charts that follow show our investment strategies as a percentage of AUM as of December 31, 2011 and 2010, respectively:

Investment Strategy Performance

We measure relative investment performance by comparing our investment returns to competing investment strategies, industry benchmarks and client investment objectives. As long-term fundamental investors, we believe that our investment strategies yield the most benefits, and are best evaluated, over a long-term time horizon. The following table displays our investment strategies’ composite returns, net of management fees, along with their relevant benchmarks for the three months ended, as well as the one, three and five year periods ended December 31, 2011 and since investment strategy inception as measured against their applicable benchmarks:

		Returns (%)(2)(3)
Strategy	Inception Date(1)	3 Months	1 Year	3 Years	5 Years	Since Inception
U.S. Value	7/31/01	11.4	0.7	13.9	1.6	5.0
Russell 1000		11.8	1.5	14.8	0.0	2.8
Russell 1000 Value		13.1	0.4	11.5	(2.6)	3.3

U.S. All Cap Value	7/31/94	13.6	0.9	14.9	1.2	10.2
Russell 3000		12.1	1.0	14.9	0.0	8.1
Russell 3000 Value		13.3	(0.1)	11.6	(2.6)	8.5

Global Equity Shareholder Yield	12/31/05	8.1	6.7	14.5	2.2	5.8
MSCI World (Net)		7.6	(5.5)	11.1	(2.4)	1.1

Global Absolute Return	12/31/01	7.0	(2.6)	11.9	0.9	8.4
MSCI World (Net)		7.6	(5.5)	11.1	(2.4)	3.6

Global Choice	9/30/05	7.5	(0.6)	12.9	1.3	6.2
MSCI World (Net)		7.6	(5.5)	11.1	(2.4)	1.5

U.S. Choice	4/30/05	12.3	3.3	16.5	1.7	5.3
Russell 3000		12.1	1.0	14.9	0.0	3.8

U.S. Smid Cap Value	8/31/06	15.5	(1.4)	18.5	2.5	3.7
Russell 2500		14.5	(2.5)	18.4	1.2	3.0
Russell 2500 Value		15.4	(3.4)	15.5	(0.6)	1.3

International Small Cap	1/31/05	1.0	(20.7)	14.4	(2.6)	5.9
MSCI World ex USA Small Cap (Net)		0.7	(15.8)	16.5	(3.2)	3.3

U.S. Small Cap Value	12/31/02	14.7	0.3	17.5	2.2	8.5
Russell 2000		15.5	(4.2)	15.6	0.2	9.0
Russell 2000 Value		16.0	(5.5)	12.4	(1.9)	8.6

Global Small Cap	12/31/02	9.1	(10.1)	16.2	1.6	10.6
MSCI World Small Cap (Net)		8.2	(9.1)	18.2	(0.6)	11.1

(1)	Epoch Investment Partners, Inc. became a registered investment adviser under the Investment Advisers Act of 1940 in June 2004. Performance from April 2001 through May 2004 is for Epoch’s investment team and accounts while at Steinberg Priest & Sloane Capital Management, LLC. For the period from July 1994 through March 2001, Co-Chief Investment Officer and Chief Executive Officer William W. Priest managed the accounts while at Credit Suisse Asset Management and was the only individual responsible for selecting the securities to buy and sell.

(2)	Index and investment strategy returns assume dividend re-investment. Index and investment strategy returns for the, three, and five-year periods, and since inception represent annualized returns. Investment strategy returns are net of management fees.

(3)	Past performance is not indicative of future results.

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

The table below presents our AUM by distribution channel as of December 31, 2011, September 30, 2011 and December 31, 2010, respectively (dollars in millions):

Distribution Channel	December 31, 2011		September 30, 2011		December 31, 2010
	Amount	% of AUM	Amount	% of AUM	Amount	% of AUM
Sub-advisory	$10,250	53%	$7,977	50%	$7,653	53%
Institutional	8,716	46%	7,759	49%	6,404	45%
Other	251	1%	236	1%	269	2%

Total AUM	$19,217	100%	$15,972	100%	$14,326	100%

Revenue by Geographic Region

We continued to expand our global distribution network. Operating revenues from clients domiciled outside the U.S. represented approximately 34% of our total operating revenue compared to 30% for the same six-month period a year ago. The following charts show our operating revenue by geographic region as a percentage of total operating revenue for the six months ended December 31, 2011 and 2010:

Results of Operations

For The Three Months Ended December 31, 2011 and 2010

For the three months ended December 31, 2011, net income was $5.9 million, compared to $9.0 million for the same period a year ago. The prior year net income included the one-time effect of a tax valuation allowance release of approximately $5.0 million. Excluding the effect of the prior year’s tax valuation allowance release, net income for the prior year period would have been $4.1 million

Basic earnings per share were $0.25 compared to $0.40 per share for the same period a year ago. Excluding the effect of the tax valuation allowance release in the prior year, basic earnings per share for the prior year period would have been $0.18 per share.

Drivers for the change in net income were as follows:

•	Total operating revenues increased by 29%, as AUM increased approximately 34% from the same period a year ago. Average AUM increased by 31%.

•	Operating margin increased to 46% for the three months ended December 31, 2011 compared to 42% for the three months ended December 31, 2010, as a result of revenue growth and our operating leverage.

For The Six Months Ended December 31, 2011 and 2010

For the six months ended December 31, 2011, net income was $10.3 million, compared to $12.4 million for the same period a year ago. The prior year net income included the one-time effect of a tax valuation allowance release of approximately $5.0 million. Excluding the prior year effect of the tax valuation allowance release, net income for the prior year period would have been $7.4 million

Basic earnings per share were $0.44 compared to $0.54 per share for the same period a year ago. Excluding the effect of the tax valuation allowance release in the prior year, basic earnings per share for the prior year period would have been $0.33 per share.

Drivers for the change in net income for the six months ended December 31, 2011 were consistent with those of the three month period.

Operating Revenues:

	Three Months Ended				Six Months Ended
	December 31,		’11 vs ’10 Change		December 31,		’11 vs ’10 Change
(Dollars in thousands)	2011	2010	$	%	2011	2010	$	%
Investment advisory and management fees	$20,694	$16,562	$4,132	25%	$38,805	$31,357	$7,448	24%

The increase in investment advisory and management fees is attributable to the increase in AUM levels, primarily as a result of net inflows from new and existing clients during the past twelve months. Net client inflows were $1.6 billion for the three months ended December 31, 2011, of which approximately $0.6 billion was funded during the last month of the quarter. Net client inflows during the past twelve months have totaled $4.7 billion.

For the three and six months ended December 31, 2011, New York Life Investment Management accounted for approximately 18% of consolidated operating revenues. For the three and six months ended December 31, 2010, this relationship accounted for approximately 19% of consolidated operating revenues. See Note 6 — Strategic Relationship in the condensed consolidated financial statements.

	Three Months Ended				Six Months Ended
	December 31,		’11 vs ’10 Change		December 31,		’11 vs ’10 Change
(Dollars in thousands)	2011	2010	$	%	2011	2010	$	%
Performance fees	$1,040	$294	$746	254%	$1,938	$474	$1,464	309%

We have certain fee agreements that allow us to earn performance fees in the event that investment returns meet or exceed certain pre-established benchmarks specified in the agreements. Revenues for these incentives are recognized only when such performance targets are met or exceeded at the end of the respective measurement periods.

The increase in performance fees stems from the addition of new clients with performance fee agreements, coupled with relative performance on both the new and existing performance fee accounts.

Operating Expenses:

	Three Months Ended				Six Months Ended
	December 31,		’11 vs ’10 Change		December 31,		’11 vs ’10 Change
(Dollars in thousands)	2011	2010	$	%	2011	2010	$	%
Employee compensation and benefits	$8,353	$7,181	$1,172	16%	$16,170	$13,929	$2,241	16%
As a percent of total revenue	38%	43%			40%	44%

Employee related costs include salaries, incentive compensation, share-based compensation, benefits, signing bonuses, commissions and severance. Recruiting and retaining high-caliber, experienced employees are critical to our growth strategy. We place a high emphasis on pay for performance. As such, changes in our Company’s performance as well as changes in the underlying performance of our investment strategies have an impact on our employee compensation and benefit costs.

The increase for the periods presented is primarily a result of additions to professional staff to support the growth and expansion of our business. Average headcount increased approximately 12% for the three and six months ended December 31, 2011 compared to the previous year periods. Several additions were made to our investment and client relations teams. A modest increase in base salaries due to merit raises at the beginning of the calendar year 2011, as well as an increase in accrued incentive compensation and share-based compensation based on our operating results, also contributed to the increase. However, compensation as a percentage of revenue declined.

We generally issue share awards to employee shortly following the calendar year, and may issue share awards at other times. Accordingly, employee compensation and benefits expense is expected to increase during the next quarter due to the expense recognized as a result of the initial vesting and amortization of these awards.

	Three Months Ended				Six Months Ended
	December 31,		’11 vs ’10 Change		December 31,		’11 vs ’10 Change
(Dollars in thousands)	2011	2010	$	%	2011	2010	$	%
Occupancy and technology	$1,330	$1,168	$162	14%	$2,515	$2,207	$308	14%
As a percent of total revenue	6%	7%			6%	7%

Occupancy and technology costs consist primarily of office space rentals, market data services, information technology costs and depreciation. Increases in market data services and IT software costs were the primary reasons for the increase in the three and six month periods.

As a result of our planned growth we are in the process of exploring opportunities for additional office space to accommodate staffing and may enter into a contractual obligation within the next twelve months.

	Three Months Ended				Six Months Ended
	December 31,		’11 vs ’10 Change		December 31,		’11 vs ’10 Change
(Dollars in thousands)	2011	2010	$	%	2011	2010	$	%
General and administrative	$1,187	$728	$459	63%	$2,271	$1,301	$970	75%
As a percent of total revenue	5%	4%			6%	4%

General and administrative costs consist primarily of expenses for travel and entertainment, product distribution, advertising and marketing, insurance, and other office related items. Increased product distribution costs and travel expenses to support new client mandates and the expansion of our distribution efforts were the primary reasons for the increase in the three and six months ended December 31, 2011.

	Three Months Ended				Six Months Ended
	December 31,		’11 vs ’10 Change		December 31,		’11 vs ’10 Change
(Dollars in thousands)	2011	2010	$	%	2011	2010	$	%
Professional fees and services	$805	$742	$63	8%	$1,630	$1,557	$73	5%
As a percent of total revenue	4%	4%			4%	5%

These expenses include outside legal fees for general corporate counsel, independent accountants’ fees, consulting fees, employee placement fees and other professional services. An increase in consulting fees was the primary reason for the three month increase. A reduction in employee placement fees from the prior year period partially offset this increase.

	Three Months Ended				Six Months Ended
	December 31,		’11 vs ’10 Change		December 31,		’11 vs ’10 Change
(Dollars in thousands)	2011	2010	$	%	2011	2010	$	%
Other income	$331	$217	$114	53%	$137	$375	$(238)	(63%)
As a percent of income before income taxes	3%	3%			1%	3%

Other income primarily includes gains and losses on investments, dividends, and interest income. The current year three month period includes gains of $0.3 million on investments. The prior year three month period included gains on investments of approximately $0.2 million.

The $0.2 million decline in the six month period ended December 31, 2011 from the comparable period a year ago was the result of investment losses incurred during the three months ended September 30, 2011.

	Three Months Ended				Six Months Ended
	December 31,		’11 vs ’10 Change		December 31,		’11 vs ’10 Change
(Dollars in thousands)	2011	2010	$	%	2011	2010	$	%
Provision for/(Benefit from) income taxes	$4,527	$(1,779)	$6,306	NC	$8,013	$833	$7,180	NC
Effective income tax rate	43.6%	(24.5%)			43.8%	6.3%

NC	not comparable

The provision for income taxes increased from the prior three and six month periods due to the release of a tax valuation allowance of $5.0 million against certain deferred tax assets in the three months ended December 31, 2010.

During the three months ended December 31, 2010 management determined that a valuation allowance against certain deferred tax assets, relating to acquired net operating losses and alternative minimum tax credits, was no longer appropriate as it was more likely than not that these deferred tax assets will be realized in future operating periods. Accordingly, the Company released a valuation allowance of approximately $5.0. This determination was made based upon factors such as earnings history, pre-tax income growth rates, and operating income levels. The release reduced the income tax provision and increased the net deferred tax assets.

Higher pre-tax income levels when compared with the same periods a year ago also contributed to the increase in the provision for income taxes.

Three Months Ended December 31, 2011 and Prior Three Months Ended September 30, 2011

The table below presents key operating and financial indicators for the three months ended December 31, 2011 and the three months ended September 30, 2011, respectively:

	Three Months Ended		Change
	Dec. 31 2011	Sept. 30 2011
			Amt	%
Operating Indicators ($ in millions):
AUM at end of period	$19,217	$15,972	$3,245	20%
Average AUM for the period	$17,925	$16,154	$1,771	11%
Net AUM flows	$1,588	$1,555	$33	2%

Financial Indicators ($ in thousands):
Operating Revenue	$21,734	$19,009	$2,725	14%
Operating Income	$10,059	$8,098	$1,961	24%
Net Income	$5,863	$4,418	$1,445	33%
Earnings Per Share:
Basic	$0.25	$0.19	$0.06	32%
Diluted	$0.25	$0.19	$0.06	32%
Operating Margin(1)	46%	43%	3%	NM

NM	not meaningful.

(1)	Defined as operating income divided by total operating revenues.

Our operating income increased by 24%, and is reflective of a 14% increase in operating revenue, partially offset by a 7% increase in operating expenses. The increase in operating revenue was driven by a $3.2 billion increase in AUM, including $1.6 billion of net client inflows. An increase in employee compensation costs, stemming from accrued incentive compensation, was the primary contributor to the increase in operating expenses during the current three month period.

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

We foresee the need for additional office space to support our growth plans. Therefore, we are exploring opportunities for additional office space and we anticipate entering into a contractual obligation within the next twelve months. Any related obligations will be paid from our cash flows from operations.

Sources of Liquidity

Our principal source of liquidity is cash flows from operating activities, particularly investment management fees. Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents and accounts receivable. While it is currently our intention to hold the held-to-maturity securities until maturity and the other investments long term, we have the ability to convert these items into cash and cash equivalents during any fiscal year. Cash and cash equivalents, accounts receivable, held-to-maturity securities and other investments accounted for approximately 83% of total assets as of December 31, 2011.

We realized excess tax benefits of $1.7 million during the six months ended December 31, 2011. Excess tax benefits reduce the amount of income taxes to be paid. Excess tax benefits arise in connection with our share-based compensation. When a restricted stock award vests, the market price on the date the stock vests to the employee may be higher than the original grant-date fair market value of the award. If so, the difference between the cumulative amount that has been recognized through the Statement of Income and the vesting amount results in an excess tax benefit. Excess tax benefits reduce income taxes payable and increase additional paid-in capital in the period they are recognized.

The following table summarizes our principal and potential sources of liquidity as of December 31, 2011 and June 30, 2011 (dollars in thousands):

	December 31, 2011	June 30, 2011
Balance Sheet Data:
Cash and cash equivalents	$39,691	$29,128
Accounts receivable	17,528	17,183
Held-to-maturity securities	1,940	1,960
Other investments	13,496	8,907

Total	$72,655	$57,178

Percent of total assets	83%	81%

We believe that the sources of liquidity described above as well as our continuing cash flows from operations will be sufficient to meet our operating needs for the foreseeable future and will enable us to continue implementing our growth strategy. We do not maintain or anticipate a need for an external source of liquidity.

Uses of Liquidity

We remain committed to growing our business in this volatile market environment and expect that our main uses of cash will be to pay corporate operating expenses, recruit key personnel, enhance our operating and technology infrastructure, pay quarterly dividends, and repurchase shares of our common stock when appropriate.

Our philosophy regarding the maintenance of a balance sheet with a large component of cash and cash equivalents reflects our views on potential future capital requirements relating to enhancement of our investment capabilities, creation and expansion of distribution channels, potential strategic acquisitions or transactions, and possible challenges to our business. If we believe that we have sufficient capital for the above needs and circumstances, our approach is to return a portion of our excess liquidity to our shareholders. Accordingly, we declared a special dividend of $0.75 per share, or $17.5 million in aggregate, in November 2011 which was paid in January 2012. We regularly assess our liquidity position in view of our current and potential future needs.

Cash Flows Analysis

Operating cash flows are primarily influenced by the timing and receipt of investment management fees, and the payment of operating expenses, including cash incentive compensation to our employees. Investment management fees are generally collected within 90 days of quarter-end.

Investing cash flows are principally influenced by investments in Company-sponsored investment strategies and capital expenditures for property and equipment.

Financing cash flows are predominantly influenced by the payment of cash dividends, the repurchase of our common stock and excess tax benefits on share-based compensation. We have been making continuous quarterly dividend payments on our common stock since the quarter ended December 31, 2007 and have declared four special dividends.

A summary of the Statement of Cash Flows for the three and six months ended December 31, 2011 and 2010, respectively, is as follows (in thousands):

	12345678	12345678
	Six Months Ended December 31,
	2011	2010
Cash flows provided by/(used in):
Operating activities	$18,370	$8,971
Investing activities	(5,104)	(2,699)
Financing activities	(2,703)	(18,400)

Net increase/(decrease) in cash and cash equivalents	10,563	(12,128)
Cash and cash equivalents at beginning of period	29,128	36,447

Cash and cash equivalents at end of period	$39,691	$24,319

A more detailed analysis of cash flows for the three and six months is as follows:

Cash Flows from Operating Activities

Our cash flows from operating activities are calculated by adjusting net income to reflect certain significant non-cash items such as share-based compensation, depreciation and changes in deferred tax balances, and timing differences in the cash settlement of operating assets and liabilities.

For the six months ended December 31, 2011, our net cash provided by operating activities totaled $18.4 million. The increase from the prior year period reflects the increase in revenues and related operating income as well as the timing differences in the cash settlement of assets and liabilities.

Accrued compensation and benefits increased by $6.8 million from the June 30, 2011 balance and primarily represents accruals for incentive compensation. This liability is generally paid shortly after the calendar year end.

Cash Flows from Investing Activities

Our cash flows from investing activities consist primarily of capital expenditures, as well as investments in Company-sponsored investment strategies and other investments.

Cash flows used in investing activities totaled $5.1 million for the six months ended December 31, 2011. During the period, we invested $5.0 million as seed capital for three Company-sponsored investment vehicles, comprising $4.0 million in two Company-sponsored investment limited liability companies and $1.0 in a Company-sponsored separate account. During the prior year period, an investment of $3.0 million in a non-affiliated investment limited partnership, partially offset by a reduction in security deposits, primarily accounted for the cash flows used in investing activities.

Cash Flows from Financing Activities

Our cash flows from financing activities primarily reflect the payment of common stock dividends, the repurchase of our common stock, and the recognition of excess tax benefits associated with share-based compensation.

The primary cash flows used in financing activities during the six months ended December 31, 2011 were $3.3 million for the payment of dividends, and $1.9 million for the repurchase of common stock. Approximately $1.0 million of the repurchase of common stock was under our authorized share repurchase program and approximately $0.9 million was in conjunction with the relinquishment of shares by employees to cover payroll taxes in connection with employee stock vesting. Excess tax benefits of $1.7 million in connection with share-based compensation partially offset the cash used in financing activities.

Working Capital

Our working capital and current ratio at December 31, 2011 and June 30, 2011 are set forth in the table below (in thousands):

	December 31, 2011	June 30, 2011	Change
			$	%
Current Assets	$62,783	$50,044	$12,739	25%
Current Liabilities	32,147	8,431	23,716	281%

Working Capital	$30,636	$41,613	$(10,977)	(26%)

Current Ratio(1)	2.0	5.9	(3.9)	(66%)

(1)	Current assets divided by current liabilities.

The decrease in working capital and related current ratio is primarily driven by the increase in accrued compensation and benefits and by dividends payable at December 31, 2011 in conjunction with the special dividend declared in November 2011 and payable in January 2012.

Seeding of New Company-Sponsored Investment Vehicles

During the three months ended December 31, 2011, we invested $5.0 million as seed capital for three Company-sponsored investment vehicles, comprising $4.0 million in two investment limited liability companies and $1.0 in a separate account. The primary purpose of the limited liability companies is to accommodate institutional clients who do not meet our respective separate account minimums. As of December 31, 2011, the Company was the sole investor in these entities. Additionally, during the three months ended December 31, 2011 the Company transferred its investment in the Global All Cap separate account into the Epoch Global All Cap Fund, LLC.

Quarterly Dividends on Common Stock

A quarterly dividend of approximately $1.4 million was paid in August 2011. On October 5, 2011, our Board of Directors approved an increase in the quarterly dividend on our common stock from $0.06 to $0.08 per share. The aggregate dividend payment of approximately $1.9 million was paid in November.

We expect regular quarterly cash dividends to be paid in February, May, August and November of each fiscal year. However, the actual declaration of future cash dividends, and the establishment of record and payment dates, is subject to determination by our Board of Directors each quarter after its review of our financial performance, as well as general business conditions, capital requirements, and any legal or regulatory restrictions. We may change our dividend policy at any time.

Special Dividends

In November 2011 the Board of Directors declared a special cash dividend of $0.75 per share on the Company’s common stock. The dividend was paid in January 2012. The aggregate dividend payment totaled approximately $17.5 million.

In November 2010, the Board of Directors declared a special cash dividend of $0.75 per share on the Company’s common stock. The dividend was paid in December 2010. The aggregate dividend payment totaled approximately $17.1 million.

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

On October 5, 2011, the Board of Directors authorized the Company to repurchase up to an additional 350,000 shares of its outstanding common stock. During the three and six months ended December 31, 2011, we repurchased 15,700 and 71,300, respectively, of our common shares at a weighted-average price of $13.63 and $14.04 per share pursuant to the share repurchase plan. As of December 31, 2011, we have repurchased a cumulative total of 651,316 shares at a cost of approximately $6.5 million and had 498,684 shares remaining available for repurchase under the existing repurchase plan. All shares repurchased are shown as treasury stock at cost, in the stockholders’ equity section of the Condensed Consolidated Balance Sheets. For additional information regarding repurchases of our equity securities, see Part II, Item 2, (c) “Purchases of Equity Securities by the Issuer”.

Employee Tax Withholding

To satisfy statutory employee tax withholding requirements related to the vesting of common shares, employees may elect to have the Company withhold shares and remit the necessary tax withholding on their behalf. We may promptly sell these shares in the open market on behalf of employees or acquire them as treasury shares. Any resulting gain or loss on sale is accounted for as an adjustment to additional paid-in capital. During the three and six months ended December 31, 2011, respectively, a total of 8,280 and 50,611 employee relinquished shares related to employee tax withholding were acquired as treasury shares.

Fair Value Measurements

Other investments primarily consist of investments in Company-sponsored investment vehicles, including mutual funds, a Company-sponsored investment strategy separate account, and three limited liability companies; and an investment in a non-affiliated investment limited partnership.

The investments in mutual funds and in the separate account are accounted for as available-for-sale, and the fair values are determined under the market approach through the use of unadjusted quoted market prices. The investments in the limited liability companies are accounted for as consolidated investment vehicles, since at December 31, 2011 we were the sole investor in the limited liability companies. The earnings as well as the unrealized gains and losses in market value are consolidated and reported in the income statement. The investment in the non-affiliated investment limited partnership is also accounted for as available-for-sale, and its fair value is determined based on our ownership interest in the partnership’s net assets. The value of net assets is based on the underlying assets and liabilities of the partnership, which primarily include exchange-listed common stocks and money market funds.

The investment in the Global Absolute Return Fund, LLC is accounted for under the equity method, whereby we record our percentage share of realized and unrealized earnings and losses in the Condensed Consolidated Statement of Income. Consequently, this investment is not recorded at fair value, but approximates fair value.

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

See Note 5 to the Condensed Consolidated Financial Statements for a further discussion on Fair Value Measurements.

Contractual Obligations

Our contractual obligations are summarized in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011. At December 31, 2011, there were no material changes in our contractual obligations from June 30, 2011.

We believe our present office space is adequate for our existing operating needs. However, we anticipate the need for additional office space with future growth. Therefore, we are in the process of exploring opportunities for additional office space to accommodate staffing and may enter into a contractual obligation within the next twelve months.

Off-Balance Sheet Arrangements

As of December 31, 2011, we had no off-balance sheet arrangements.

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU No. 2011-04 generally provides a uniform framework for fair value measurements and related disclosures between U.S. GAAP and International Financial Reporting Standards (“IFRS”). Additional disclosure requirements in the update include, among other things, the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU No. 2011-04 is effective for the interim and annual periods beginning on or after December 15, 2011. Early adoption is not permitted. The Company adopted this standard in January 2012. The adoption of this standard did not have a material impact on its condensed consolidated financial position, results of operations, or cash flows.

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

Equity Price Risk

Revenues

Our predominant exposure to market risk is directly related to our role as an investment adviser to the separate accounts we manage and funds we sub-advise. Substantially all of our management fees are based upon the market value of our AUM. Accordingly, our investment management fees will change in proportion to changes in the market price of equity securities underlying our AUM. During the three and six months ended December 31, 2011, approximately 46% and 47%, respectively, of our management fees were derived from daily net asset values, while the remaining 54% and 53%, respectively, of management fees were derived from market values of AUM at the end of the quarter. Declines in equity security market prices could cause our revenues and net income to decline by causing:

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

Our AUM was approximately $19.2 billion as of December 31, 2011. At December 31, 2011, we performed a sensitivity analysis to assess the potential loss in the fair value and associated revenue of our market-risk sensitive AUM. Assuming a 10% market decline in associated market indices, and the change proportionally distributed over all of our investment strategies, our AUM would decrease by an estimated $1.6 billion, which would cause an annualized decrease in total investment advisory and management fees of approximately $7.2 million. We do not hedge equity price risk on this exposure.

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

Company Investments

We are exposed to fluctuations in the market security price of the Company’s investments. Company investments primarily consist of investments in Company-sponsored investment vehicles, including mutual funds, four investments in limited liability companies which, at December 31, 2011, we were the sole investor for three of those companies, and an investment strategy separate account. Company investments also include an investment in a non-affiliated investment limited partnership. We do not hedge our market security price risk related to these investments and do not intend to do so in the future.

At December 31, 2011 and June 30, 2011, respectively, we performed a sensitivity analysis to assess the potential loss in the fair value of these market-risk sensitive securities. The following table represents the estimated impact on our financial position assuming a hypothetical 10% decline in associated market indices (in thousands):

	Fair Value	Fair Value Assuming 10% Decline(1)	Decrease in Stockholders’ Equity(2)
At December 31, 2011:
Available-for-sale securities:
Investment in limited partnership	$4,182	$4,145	$21
Epoch Global Champions separate account	1,000	912	50
Company-sponsored mutual funds	1,064	964	56
Consolidated investment vehicles:
Epoch Global Equity Shareholder Yield Fund, LLC	1,998	1,842	88
Epoch Global Choice Fund, LLC	1,998	1,828	96
Epoch Global All-Cap Fund, LLC	2,775	2,495	158
Equity method investment:
Epoch Global Absolute Return Fund, LLC	479	435	25

Total Other Investments	$13,496	$12,621	$494

At June 30, 2011:
Available-for-sale securities:
Investment in limited partnership	$4,144	$4,132	$7
Epoch Global All Cap separate account	3,061	2,752	174
Company-sponsored mutual funds	1,179	1,067	63
Equity method investment:
Epoch Global Absolute Return Fund, LLC	523	477	26

Total Other Investments	$8,907	$8,428	$270

1)	Based upon the investment’s correlation with its associated market index, a hypothetical 10% decline in the associated market index may result in a change other than 10% in the respective investment.

(2)	Investments in the Company-sponsored mutual funds, the Epoch Global Champions separate account, and the investment limited partnership are classified as available-for-sale securities. Unrealized gains or losses on available-for-sale securities are excluded from earnings and recorded in accumulated other comprehensive income/(loss), net of tax, as a separate component of stockholders’ equity until realized. The investment in the Epoch Global Absolute Return Fund, LLC is accounted for using the equity method, under which our share of net realized and unrealized earnings or losses from the limited liability company is reflected in net income. The investments in the Epoch Global Equity Shareholder Yield Fund, LLC, the Epoch Global Choice Fund, LLC and the Epoch Global All Cap Fund, LLC are accounted for as consolidated investment vehicles, under which the change in market value is recorded as unrealized gain or loss and is reflected in net income. All amounts shown in this column are net of tax.

Interest Rate Risk

Held-to-Maturity Investments

Our investment income is subject to interest rate risk. Investment income consists primarily of interest income, realized gains and losses on our investments, and unrealized gains and losses on our consolidated investment vehicles. We have invested in and continue to hold high-grade debt securities. Since it is our intent to hold these investments until they mature, we have accounted for them as held-to-maturity securities. We do not hedge our interest rate risk related to these securities and we do not intend to do so in the future. We believe that a hypothetical change in interest rates of 100 basis points would not have a material impact on our condensed consolidated results of operations, financial condition or cash flows.

The table below provides information about our investment securities held-to-maturity, including expected principal flows for the fiscal years June 30, 2012 through June 30, 2017 and thereafter (in thousands):

	Payments Due in Fiscal Years Ended June 30,
	2012	2013	2014	2015	2016	2017 and Thereafter	Total Principal Cash Flows	Fair Market Value at December 31, 2011
Long-term debt securities	$350	$1,050	$500	$—	$—	$—	$1,900	$1,979
Weighted-average interest rate	1.67%	2.14%	2.66%				2.19%

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

Foreign Currency Exchange Risk

Certain client portfolios include securities denominated in foreign currencies. Accordingly, foreign currency fluctuations may affect our AUM. For securities denominated in currencies other than U.S. dollars, an increase in the value of the U.S. dollar relative to those non-U.S. currencies may result in a decrease in the dollar value of our AUM, which, in turn, would result in lower U.S. dollar denominated revenues. We estimate that, as of December 31, 2011, a 10% weakening or strengthening of the U.S. dollar against all or any combination of currencies to which our portfolios have exposure to exchange rates would not have a material effect on our revenues.

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

For the quarter ended December 31, 2011, management, with the participation of the Company’s principal executive officer and principal financial and accounting officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on such evaluation of these disclosure controls and procedures, the Company’s principal executive officer and principal financial and accounting officer have concluded that the Company’s disclosure controls and procedures were effective during the period covered by this Quarterly Report on Form 10-Q.

The Company has also established and maintains internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of condensed consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In the ordinary course of business, the Company routinely enhances its internal controls and procedures for financial reporting by either upgrading its current systems or implementing new systems. During the fiscal quarter ended December 31, 2011, there was no change in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings.

From time to time, we may become parties to claims, legal actions and complaints arising in the ordinary course of business. We are not aware of any claims which would have a material adverse effect on our condensed consolidated financial position, results of operations, or cash flows.

Item 1A.    Risk Factors.

See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Environment” in this report for a discussion of the conditions in the financial markets and economic conditions affecting our business.

In addition, for further discussion of our potential risks and uncertainties, see information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2011.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

(c)    Purchases of Equity Securities by the Issuer.

Common Stock Repurchase Plan

The following table summarizes on a monthly basis, share repurchases under the Company’s Share Repurchase Plan during the three months ended December 31, 2011:

Period	Total Number of Shares Purchased	Weighted- Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan(2)
October 1—31	15,700	$13.63	15,700	498,684
November 1—30	—	—	—	498,684
December 1—31	—	—	—	498,684

Total	15,700	$13.63	15,700	498,684

(1)	The weighted-average price per share is calculated on a trade date basis and includes commissions.

(2)	The Company’s Share Repurchase Plan was authorized in June 2008 by the Board of Directors and was subsequently amended in March 2009, December 2009, and October 2011 to increase the number of shares to be repurchased. The Share Repurchase Plan is not subject to an expiration date.

Employee Tax Withholding

To satisfy statutory employee tax withholding requirements related to the vesting of common shares, employees may elect to have our Company withhold shares and remit the necessary tax withholding on their behalf. We may promptly sell these shares in the open market on behalf of employees or acquire them as treasury shares. Any resulting gain or loss on sale is accounted for as an adjustment to additional paid-in capital. During the three months ended December 31, 2011, a total of 8,280 employee relinquished shares related to employee tax withholding were acquired as treasury shares at a weighted-average price of $17.09 per share.

Item 6.        Exhibits.

Exhibit No.	Description
(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	Agreement of Merger and Plan of Reorganization dated as of June 2, 2004, incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed with the SEC on June 3, 2004.

(3) Articles of Incorporation and Bylaws

3.1	Certificate of Incorporation of the Registrant, as amended, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on December 7, 2004.

3.2	Amended and Restated By-Laws of Epoch Holding Corporation (as adopted April 2, 2008), incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on April 2, 2008.

(4) Instruments Defining the Rights of Security Holders

4.1*	Amended and Restated 2004 Omnibus Long-Term Incentive Compensation Plan, incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8, filed with the SEC on December 29, 2008.

(10) Material Contracts

10.1*	Amended and Restated Employment Agreement by and between Epoch Holding Corporation and William W. Priest, dated as of December 20, 2010 and effective as of January 1, 2011, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on December 20, 2010.

10.45	Office lease between Vornado 640 Fifth Avenue LLC (Landlord) and Epoch Investment Partners, Inc. (Tenant), incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the SEC on September 28, 2005.

10.46	Form of Restricted Stock Award, incorporated by reference to Exhibit 10.46 to the Annual Report, as amended, on Form 10-K/A for the fiscal year ended June 30, 2006, filed with the SEC on September 26, 2006.

10.47	Office sublease between Centerview Partners Holdings LLC (Sublessor) and Epoch Investment Partners, Inc. (Sublessee), incorporated by reference to Exhibit 10.49 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the SEC on November 6, 2009.

(31) Rule 13a-14(a)/15d-14(a) Certifications

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32) Section 1350 Certification

32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101) XBRL Documents

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

Exhibit No.	Description
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Filed herewith.

*	Employment contract, compensatory plan or arrangement.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPOCH HOLDING CORPORATION (Registrant)

Date: February 6, 2012	By:	/s/ ADAM BORAK
Adam Borak Chief Financial Officer (Principal Financial and Accounting Officer)