Form 10-Q
period 2012-03-31
EPOCH HOLDING CORP
filed 2012-05-07
CIK 351903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

As of May 2, 2012, there were 23,541,371 shares of the registrant’s common stock, $0.01 par value per share, issued and outstanding.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED MARCH 31, 2012

Items other than those listed above have been omitted because they are not applicable.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)

	March 31, 2012	June 30, 2011
ASSETS

Current assets:
Cash and cash equivalents	$15,046	$29,128
Accounts receivable	19,519	17,183
Deferred income taxes	2,290	2,344
Held-to-maturity securities, at amortized cost (fair value of $1,080 and $357, respectively)—(Note 3)	1,067	355
Prepaid and other current assets	1,346	1,034

Total current assets	39,268	50,044

Held-to-maturity securities, at amortized cost (fair value of $537 and $1,651, respectively)—(Note 3)	514	1,605
Other investments, at fair value (cost of $13,442 and $8,360, respectively)—(Note 4)	14,516	8,907
Deferred income taxes	8,321	8,240
Property and equipment, net of accumulated depreciation of $4,012 and $3,282, respectively	1,062	1,580
Security deposits	386	485

Total assets	$64,067	$70,861

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$2,083	$1,233
Accrued compensation and benefits	3,573	6,549
Income taxes payable	82	649

Total current liabilities	5,738	8,431

Deferred rent	573	695

Total liabilities	6,311	9,126

Commitments and contingencies—(Note 6)

Stockholders’ equity:
Common stock, $0.01 par value per share, 60,000,000 shares authorized; 24,409,726 issued and 23,552,221 outstanding at March 31, 2012 and 23,944,660 issued and 23,364,644 outstanding at June 30, 2011, respectively	244	239
Additional paid-in capital	72,846	64,737
(Accumulated deficit)/Retained earnings	(4,216)	2,041
Accumulated other comprehensive income, net of tax	79	183
Less: Treasury stock, at cost, 857,505 and 580,016 shares, respectively	(11,197)	(5,465)

Total stockholders’ equity	57,756	61,735

Total liabilities and stockholders’ equity	$64,067	$70,861

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Operating Revenues:
Investment advisory and management fees	$23,663	$17,849	$62,468	$49,206
Performance fees	38	217	1,976	691

Total operating revenues	23,701	18,066	64,444	49,897

Operating Expenses:
Employee compensation and benefits	9,954	8,777	26,124	22,705
Occupancy and technology	1,114	803	3,629	3,009
Professional fees and services	1,519	876	2,986	2,253
General and administrative	640	602	2,104	1,604
Distribution and servicing fees	413	285	1,382	765

Total operating expenses	13,640	11,343	36,225	30,336

Operating Income	10,061	6,723	28,219	19,561

Other income	705	142	842	517

Income Before Income Taxes	10,766	6,865	29,061	20,078

Provision for income taxes	4,687	2,992	12,700	8,789
Income tax benefit from release of valuation allowance—(Note 7)	—	—	—	(4,964)

Total provision for income taxes	4,687	2,992	12,700	3,825

Net Income	$6,079	$3,873	$16,361	$16,253

Earnings per Share:—(Note 8)
Basic	$0.26	$0.17	$0.70	$0.71

Diluted	$0.26	$0.17	$0.70	$0.70

Weighted-Average Shares Outstanding:
Basic	23,423	23,073	23,354	22,894

Diluted	23,606	23,262	23,525	23,069

Dividends Declared per Share	$0.08	$0.06	$0.97	$0.91

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Net income	$6,079	$3,873	$16,361	$16,253

Other comprehensive income/(loss), net of tax—(Note 9)
Net unrealized gains/(losses) on available-for-sale securities	178	111	(41)	529
Reclassification for net (gains)/losses included in net income	7	(49)	(63)	(112)

Other comprehensive income/(loss)	185	62	(104)	417

Comprehensive Income	$6,264	$3,935	$16,257	$16,670

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE YEAR ENDED JUNE 30, 2011 AND NINE MONTHS ENDED MARCH 31, 2012

(dollars and shares in thousands)

				(Accumulated Deficit)/ Retained Earnings	Accumulated Other Comprehensive Income/(Loss)
			Additional Paid-in Capital					Total Stockholders’ Equity
	Common Stock					Treasury Stock
	Shares	Amount				Shares	Amount
Balances at June 30, 2010	22,787	$233	$56,893	$2,668	$(223)	482	$(3,956)	$55,615
Net income	—	—	—	21,566	—	—	—	21,566
Other comprehensive income	—	—	—	—	406	—	—	406
Issuance and forfeitures of restricted share awards	567	5	912	—	—	—	—	917
Amortization of share-based compensation	—	—	5,391	—	—	—	—	5,391
Common stock dividends—(Note 10)	—	—	—	(22,193)	—	—	—	(22,193)
Income tax benefit from dividends paid on unvested shares	—	—	466	—	—	—	—	466
Exercises of stock options	108	1	668	—	—	—	—	669
Net sales/purchases of shares for employee withholding	—	—	97	—	—	—	—	97
Repurchase of common shares	(98)	—	—	—	—	98	(1,509)	(1,509)
Excess income tax benefit from share-based compensation	—	—	310	—	—	—	—	310

Balances at June 30, 2011	23,364	239	64,737	2,041	183	580	(5,465)	61,735
Net income	—	—	—	16,361	—	—	—	16,361
Other comprehensive loss—(Note 9)	—	—	—	—	(104)	—	—	(104)
Issuance and forfeitures of restricted share awards	379	4	1,097	—	—	—	—	1,101
Amortization of share-based compensation	—	—	4,296	—	—	—	—	4,296
Common stock dividends—(Note 10)	—	—	—	(22,618)	—	—	—	(22,618)
Income tax benefit from dividends paid on unvested shares	—	—	473	—	—	—	—	473
Exercise of stock options	86	1	528	—	—	—	—	529
Net sales/purchases of shares for employee withholding	(206)	—	—	—	—	206	(4,732)	(4,732)
Repurchase of common shares	(71)	—	—	—	—	71	(1,000)	(1,000)
Excess income tax benefit from share-based compensation	—	—	1,715	—	—	—	—	1,715

Balances at March 31, 2012	23,552	$244	$72,846	$(4,216)	$79	857	$(11,197)	$57,756

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$16,361	$16,253
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes—(Note 7)	55	(5,315)
Share-based compensation	5,397	4,629
Depreciation and amortization	730	568
Net realized and unrealized gains on investments	(623)	(198)
Equity in net income from limited liability companies	(116)	(91)
Amortization of bond premiums	29	31
Excess income tax benefit from share-based compensation	(1,715)	(309)
Income tax benefit from dividends paid on unvested shares	(473)	(425)
(Increase)/decrease in operating assets:
Accounts receivable	(2,336)	(3,754)
Prepaid and other current assets	(312)	(900)
Increase/(decrease) in operating liabilities:
Accounts payable and accrued liabilities	850	102
Accrued compensation and benefits	(2,976)	(1,678)
Income taxes payable	1,621	759
Deferred rent	(122)	(112)

Net cash provided by operating activities	16,370	9,560

Cash flows from investing activities:
Investments in Company-sponsored products and other investments, net	(5,056)	(3,059)
Proceeds from held-to-maturity securities	350	—
Capital expenditures	(212)	(214)
Security deposits	99	509

Net cash used in investing activities	(4,819)	(2,764)

Cash flows from financing activities:
Dividends paid	(22,618)	(20,791)
Repurchase of common shares, net	(5,732)	(1,201)
Excess income tax benefit from share-based compensation	1,715	309
Income tax benefit from dividends paid on unvested shares	473	425
Proceeds from stock option exercises	529	537
Net gain on sale of shares for employee withholding	—	88

Net cash used in financing activities	(25,633)	(20,633)

Net decrease in cash and cash equivalents during period	(14,082)	(13,837)
Cash and cash equivalents at beginning of period	29,128	36,447

Cash and cash equivalents at end of period	$15,046	$22,610

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$11,392	$9,055

Supplemental disclosure of non-cash investing activities:
Net change in unrealized gains on available-for-sale securities, net of tax	$(104)	$417

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012 AND 2011

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

Certain items previously reported have been reclassified to conform to the current year presentation. Such reclassifications had no impact on the condensed consolidated financial position, results of operations, or cash flows. There have been no changes in significant accounting policies during the three and nine months ended March 31, 2012. For a complete listing of the Company’s significant accounting policies, please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012 AND 2011

(Unaudited)

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU No. 2011-04 generally provides a uniform framework for fair value measurements and related disclosures between U.S. GAAP and International Financial Reporting Standards (“IFRS”). Additional disclosure requirements in the update include, among other things, the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU No. 2011-04 is effective for the interim and annual periods beginning on or after December 15, 2011. Early adoption is not permitted. The Company adopted this standard during the three months ended March 31, 2012. The adoption of this standard did not have a material impact on the condensed consolidated financial position, results of operations, or cash flows.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures About Offsetting Assets and Liabilities. ASU No. 2011-11 provides new disclosure requirements regarding the nature of an entity’s rights of setoff and related arrangements associated with its derivative and other financial instruments. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods therein, with retrospective application required. The new disclosures are designed to make financial statements that are prepared under U.S. GAAP more comparable to those prepared under IFRS. The Company does not anticipate that the adoption of the new disclosure requirements will have a material impact on its consolidated financial position, results of operations, or cash flows.

Note 2—Accounts Receivable

The Company’s accounts receivable balances do not include an allowance for doubtful accounts for the periods presented and there have been no bad debt expenses recognized during the three and nine months ended March 31, 2012 and 2011. Management believes the March 31, 2012 accounts receivable balances are fully collectible.

Significant Customer

The Company’s client base consists of a large number of geographically diverse clients across many industries. For the three and nine months ended March 31, 2012, New York Life Investment Management, through the MainStay Epoch Funds and other funds sub-advised by EIP, accounted for approximately 17% and 18% of consolidated operating revenues, respectively. For the three and nine months ended March 31, 2011, this relationship accounted for 19% of consolidated operating revenues. See Note 6 —Strategic Relationship.

Note 3—Held-to-Maturity Securities

The Company’s investment securities classified as held-to-maturity consist of high-grade debt instruments. These investments are carried at amortized cost. Gross unrecognized holding gains and losses, and fair values of these securities at March 31, 2012 and June 30, 2011 are as follows (in thousands):

	March 31, 2012				June 30, 2011
		Gross Unrecognized		Aggregate		Gross Unrecognized		Aggregate
	Amortized	Holding		Fair	Amortized	Holding		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Current	$1,067	$13	$—	$1,080	$355	$2	$—	$357

Long-Term	514	23	—	537	1,605	46	—	1,651

	$1,581	$36	$—	$1,617	$1,960	$48	$—	$2,008

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012 AND 2011

(Unaudited)

The fair value of investments in held-to-maturity securities is valued under the market approach through the use of quoted prices for similar investments in active markets.

The contractual maturities of the investment securities classified as held-to-maturity at March 31, 2012 are as follows
(in thousands):

Contractual Maturities	Amortized Cost	Aggregate Fair Value	Weighted- Average Interest Rate

Less than 1 year	$1,067	$1,080	2.14%
After 1 year through 3 years	514	537	2.66%

Total	$1,581	$1,617	2.31%

Note 4—Other Investments

The Company’s other investments at March 31, 2012 and June 30, 2011 are summarized as follows (in thousands):

	March 31, 2012				June 30, 2011
		Gross Unrealized		Fair		Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Available-for-sale securities:
Company-sponsored mutual funds	$1,212	$90	$(124)	$1,178	$1,185	$91	$(97)	$1,179
Epoch Global Champions separate account	996	144	(1)	1,139	—	—	—	—
Investment in limited partnership	4,000	255	—	4,255	4,000	144	—	4,144
Epoch Global All Cap separate account	—	—	—	—	2,652	445	(36)	3,061

Total available-for-sale securities	6,208	489	(125)	6,572	7,837	680	(133)	8,384

Consolidated investment vehicles:
Epoch Global All-Cap Fund, LLC	2,590	506	(28)	3,068	—	—	—	—
Epoch Global Choice Fund, LLC	2,005	240	(8)	2,237	—	—	—	—

Total consolidated investment vehicles	4,595	746	(36)	5,305	—	—	—	—

Equity method investments:
Epoch Global Equity Shareholder Yield Fund, LLC	2,108	—	—	2,108	—	—	—	—
Epoch Global Absolute Return Fund, LLC	531	—	—	531	523	—	—	523

Total equity method investments	2,639	—	—	2,639	523	—	—	523

Total Other Investments	$13,442	$1,235	$(161)	$14,516	$8,360	$680	$(133)	$8,907

In December 2011, the Company closed the Epoch Global All Cap separate account and transferred the portfolio into the Epoch Global All-Cap Fund, LLC. Upon transfer, the Company reclassified approximately $0.3 million in unrealized gains from accumulated other comprehensive income to other income. As of March 31, 2012, the Company was the sole investor in this entity. As such, the Company has consolidated the investment activity in this entity within the Company’s financial statements. Net realized and unrealized gains or losses recognized on investments held in the portfolios of consolidated funds are reflected as a component of other income.

In December 2011, in connection with the launch of several new investment vehicles, the Company invested $4.0 million in two investment limited liability companies—the Epoch Global Choice Fund, LLC and the Epoch Global Equity Shareholder Yield Fund, LLC. As of March 31, 2012, the Company was the sole investor in the Epoch Global Choice Fund, LLC. As such, the Company accounts for this investment in the same manner as the investment in the Epoch Global All-Cap Fund, LLC discussed above. As of March 31, 2012, the Company was less than a 50% investor in the Epoch Global Equity Shareholder Yield Fund, LLC. As such, the

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012 AND 2011

(Unaudited)

Company accounts for this investment under the equity method, whereby the Company records its share of earnings or losses in other income.

In December 2011, the Company also invested $1.0 million in a new separate account, Epoch Global Champions. This investment is accounted for as available-for-sale securities. Unrealized gains or losses from available-for-sale securities are recorded in accumulated other comprehensive income/(loss), net of tax, as a separate component of stockholders’ equity.

The unrealized losses in the Company-sponsored mutual funds for each period presented have been unrealized for twelve months or more. Management has reviewed its investment securities for other-than-temporary impairment in accordance with its accounting policy outlined in Note 2 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011. When evaluating whether an unrealized loss on an available-for-sale investment is other than temporary, management reviews such factors as extent and duration of the loss, reduction or cessation of dividend payments, and overall financial condition of the issuer. Based on management’s assessment, the Company does not believe that the declines are other-than-temporary for all periods presented. The gross unrealized losses from available-for-sale securities were primarily caused by overall weakness in the financial markets and world economy. Management expects the securities will recover their value over time, and management has the intent and ability to hold these investments until such recovery occurs.

Proceeds as well as realized gains and losses recognized from investments classified as available-for-sale during the periods presented are as follows (in thousands):

	For the Three Months Ended March 31,
	2012			2011
		Gross Realized			Gross Realized
	Proceeds	Gains	Losses	Proceeds	Gains	Losses
Epoch Global Champions separate account	$49	$1	$(11)	$—	$—	$—
Epoch Global All Cap separate account	—	—	—	700	103	(17)

	$49	$1	$(11)	$700	$103	$(17)

	For the Nine Months Ended March 31,
	2012			2011
		Gross Realized			Gross Realized
	Proceeds	Gains	Losses	Proceeds	Gains	Losses

Epoch Global Champions separate account	$49	$1	$(11)	$—	$—	$—
Epoch Global All Cap separate account	1,634	80	(254)	1,734	234	(71)
Company-sponsored mutual funds*	20	20	—	35	35	—

	$1,703	$101	$(265)	$1,769	$269	$(71)

*	Proceeds from Company-sponsored mutual funds represent capital gain distributions.

Realized gains and losses from available-for-sale securities are included in other income in the Condensed Consolidated Statements of Income using the specific identification method.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012 AND 2011

(Unaudited)

Derivatives

On a limited basis, the Company utilizes derivative financial instruments, consisting of foreign exchange spot contracts, to facilitate purchases and to hedge market price risk and currency risk exposure associated with its purchases of foreign securities in its investments in separate accounts and consolidated funds seeded for product development purposes. These derivative financial instruments are closed out within the settlement period of the related security purchase – generally within three days. The Company does not use derivative financial instruments for speculative purposes and does not anticipate doing so in the future. The Company’s derivative instruments are entered into with counterparties where a legal right of set-off exists under master netting agreements enforceable by law. Due to the short-term nature of the Company’s derivative instruments, the unrealized and realized gains and losses to date have not been material. The Company’s derivative instruments are recorded at their net fair values and are included in other investments on the Condensed Consolidated Balance sheets. The Company elected not to apply hedge accounting to its derivative instruments. Gains and losses on these derivatives are included in other income/(loss) on the Condensed Consolidated Statements of Income.

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

Other Investments

Other investments primarily comprise investments in Company-sponsored investment vehicles, including mutual funds, an investment strategy separate account, and four limited liability companies. It also includes an investment in a non-affiliated investment limited partnership.

The investments in the mutual funds and in the separate account are accounted for as available-for-sale securities and valued under the market approach through the use of unadjusted quoted market prices available in an active market, and are classified within Level 1 of the valuation hierarchy. The fair value of these investments at March 31, 2012 was $2.3 million.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012 AND 2011

(Unaudited)

The Company holds an investment in a non-affiliated investment limited partnership. At March 31, 2012, the Company held less than a 2% ownership interest in this limited partnership. This investment is accounted for as available-for-sale and is valued based upon the Company’s ownership interest in the partnership’s net assets. The value of net assets is based on the underlying assets and liabilities of the limited partnership, which primarily include exchange-listed common stocks and money market funds. This investment seeks to generate capital appreciation. The Company’s investment may be redeemed as of the end of the partnership’s fiscal year, provided that 30 days prior written notice is given to the general partner. Redemptions may be more frequent at the option of the general partner. There is no lock-up and the Company has no unfunded commitments. The investment limited partnership is classified within Level 2 of the valuation hierarchy. The fair value of this investment at March 31, 2012 was $4.3 million.

At March 31, 2012, the Company was the sole investor in the Epoch Global All-Cap Fund, LLC and the Epoch Global Choice Fund, LLC and thus accounts for these investments as consolidated investment vehicles. The underlying investments in these consolidated investment vehicles are measured at fair value, based upon quoted market prices.

The following table presents, for each of the hierarchy levels previously described, the Company’s assets that are measured at fair value as of March 31, 2012 and June 30, 2011, respectively (in thousands):

	March 31, 2012				June 30, 2011
	Fair Value Measurements	Level 1	Level 2	Level 3	Fair Value Measurements	Level 1	Level 2	Level 3

Available-for-sale:
Company-sponsored mutual funds	$1,178	$1,178	$—	$—	$1,179	$1,179	$—	$—
Epoch Global Champions separate account	1,139	1,139	—	—	—	—	—	—
Investment in limited partnership	4,255	—	4,255	—	4,144	—	4,144	—
Epoch Global All Cap separate account	—	—	—	—	3,061	3,061	—	—

Total available-for-sale securities	6,572	2,317	4,255	—	8,384	4,240	4,144	—

Consolidated investment vehicles:
Epoch Global All-Cap Fund, LLC	3,068	3,068	—	—	—	—	—	—
Epoch Global Choice Fund, LLC	2,237	2,237	—	—	—	—	—	—

Total consolidated funds	5,305	5,305	—	—	—	—	—	—

Total investments measured at fair value	$11,877	$7,622	$4,255	$—	$8,384	$4,240	$4,144	$—

There were no transfers into or out of the Level 1, 2 and 3 categories in the fair value measurement hierarchy for the periods presented.

Investments in the Epoch Global Equity Shareholder Yield Fund, LLC and the Epoch Global Absolute Return Fund, LLC are accounted for under the equity method, whereby the Company records its share of earnings or losses in other income. Accordingly, these investments are not measured at, but approximate, fair value. The total carrying value of these investments was $2.6 million and $0.5 million at March 31, 2012 and June 30, 2011, respectively.

Note 6—Commitments and Contingencies

Employment Agreements

Besides the employment contract with our Chief Executive Officer dated December 20, 2010, there are no employment contracts with any other officer or employee of the Company. There are written agreements with certain employees, which provide for sales commissions or bonuses, subject to the attainment of certain performance criteria or continuation of employment. Such commitments under the various agreements total approximately $1.4 million at March 31, 2012. Of this amount, approximately $0.6 million is included in accrued compensation and benefits in the Condensed Consolidated Balance Sheet at March 31, 2012. An additional

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012 AND 2011

(Unaudited)

$0.5 million will be accrued during the remainder of the fiscal year ending June 30, 2012 and shortly thereafter. Approximately $0.3 million represents restricted stock awards to be issued during the remainder of the fiscal year ending June 30, 2012 and shortly thereafter.

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

Note 7—Provision For Income Taxes

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

Prior to December 31, 2010, the Company maintained a valuation allowance on certain deferred tax assets relating to acquired net operating losses and alternative minimum tax credits, since the likelihood of the realization of these assets was not “more likely than not”. The Company continuously evaluates facts representing positive and negative evidence in the determination of the realizability of these deferred tax assets. At December 31, 2010, the Company concluded that sufficient positive evidence existed from earnings history, pre-tax income growth rates, current operating income levels, and the outlook for sustained profitability, to conclude that it is more likely than not that these deferred tax assets will be fully realized in future operating periods. Therefore, the Company released a valuation allowance of $5.0 million as a discrete benefit from income taxes during the three months ended December 31, 2010. If future operating and business conditions were to differ significantly, the Company will reassess the ability to realize the deferred tax assets. If it is more likely than not that the Company would not realize the deferred tax assets, then all or a portion of the valuation allowance may need to be re-established, which would result in a charge to tax expense.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012 AND 2011

(Unaudited)

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

The Company had 378,282 and 485,331 outstanding employee stock options at March 31, 2012 and 2011, respectively. The calculation of diluted EPS included all of the outstanding stock options.

The table below presents the computation of basic and diluted EPS for the three and nine months ended March 31, 2012 and 2011, respectively (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Numerator:
Net income	$6,079	$3,873	$16,361	$16,253

Denominator:
Weighted-average common shares outstanding	23,423	23,073	23,354	22,894
Net common stock equivalents assuming the exercise of in-the-money stock options	183	189	171	175

Weighted-average common and common equivalent shares outstanding, assuming dilution	23,606	23,262	23,525	23,069

Earnings Per Share:
Basic	$0.26	$0.17	$0.70	$0.71

Diluted	$0.26	$0.17	$0.70	$0.70

As stated in Note 7, the release of a valuation allowance against certain deferred tax assets at December 31, 2010 resulted in a non-recurring increase in the Company’s basic earnings per share of $0.22 and diluted earnings per share of $0.21 for the nine months ended March 31, 2011.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012 AND 2011

(Unaudited)

Note 9—Other Comprehensive Income

The components of other comprehensive income include the changes in fair value of available-for-sale securities for the three and nine months ended March 31, 2012 and 2011 and are as follows (in thousands):

	Three Months Ended March 31,
	2012			2011
	Pre-tax Amount	Tax (Expense)/ Benefit	Net-of-tax Amount	Pre-tax Amount	Tax (Expense)/ Benefit	Net-of-tax Amount

Net unrealized gains/(losses) on available-for-sale securities	$316	$(138)	$178	$196	$(85)	$111

Reclassifications for net (gains)/losses included in net income	11	(4)	7	(87)	38	(49)

Total	$327	$(142)	$185	$109	$(47)	$62

	Nine Months Ended March 31,
	2012			2011
	Pre-tax Amount	Tax (Expense)/ Benefit	Net-of-tax Amount	Pre-tax Amount	Tax (Expense)/ Benefit	Net-of-tax Amount

Net unrealized gains/(losses) on available-for-sale securities	$(72)	$31	$(41)	$939	$(410)	$529

Reclassifications for net (gains)/losses included in net income	(112)	49	(63)	(198)	86	(112)

Total	$(184)	$80	$(104)	$741	$(324)	$417

Note 10—Special Dividends

In both November 2011 and November 2010, the Board of Directors declared a special cash dividend of $0.75 per share on the Company’s common stock. The aggregate dividend payments totaled approximately $17.5 million and $17.1 million, respectively.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012 AND 2011

(Unaudited)

Note 11—Geographic Area Information

The Company operates under one business segment, investment management. Geographical information pertaining to the Company’s operating revenues is presented below. The amounts are aggregated by the client’s domicile (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

United States	$17,122	$12,696	$44,210	$34,722
Australia	2,116	1,052	7,492	3,936
Canada	2,623	2,189	7,351	6,026
Europe	1,464	1,459	4,330	4,347
Asia/Africa	376	670	1,061	866

Total operating revenues	$23,701	$18,066	$64,444	$49,897

*****

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Set forth on the following pages is management’s discussion and analysis of our financial condition and results of operations for the three and nine months ended March 31, 2012 and 2011. Such information should be read in conjunction with our unaudited condensed consolidated financial statements together with the notes to the unaudited condensed consolidated financial statements. When we use the terms “Company,” “Firm,” “management,” “we,” “us,” and “our,” we mean Epoch Holding Corporation, a Delaware corporation, and its consolidated subsidiaries.

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

Forward-looking statements include, but are not limited to, statements about our:

•	business environment,

•	expectations with respect to the economy, securities markets, the market for asset management activity and other industry trends,

•	competitive position,

•	business strategy,

•	strategic relationships,

•	investment products,

•	recruitment and retention of employees,

•	possible or assumed future results of operations and operating cash flows,

•	potential operating performance, achievements, productivity improvements, technological and infrastructure changes, efficiency and cost reduction efforts,

•	realization of deferred tax assets,

•	expected tax rates, and

•	the effect of future legislation and regulation on the financial services industry generally and our Company, specifically.

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

We maintain a website which contains current information on operations and other matters. The website address is www.eipny.com. Through the Investor Relations section of our website, and the “Financial Information” tab therein, we make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statement, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our website also includes information concerning purchases and sales of our equity securities by our executive officers and directors. We also make our financial statement information from our periodic SEC filings available on our website in the form of XBRL data files that may be used to facilitate computer-assisted investor analysis. The information on our website is not, and shall not be deemed to be a part hereof or incorporated into this or any other filings with the SEC.

Also available free of charge on our website within the Investors Relations section, and the “Corporate Governance” tab therein, is our Code of Ethics and Business Conduct, as well as charters for the Audit, Nominating/Corporate Governance, and the Compensation Committees of our Board of Directors.

Factors Which May Affect Future Results

There are numerous factors which may affect our future results of operations. These include, but are not limited to, the ability to attract and retain clients, performance of the financial markets and invested assets we manage, retention of key employees and members of management, and significant changes in regulations.

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

We had approximately $22.7 billion in assets under management (“AUM”) as of March 31, 2012. We remain debt-free and continue to have substantial capital resources available to fund current operations and implement our long-term growth strategy.

Our operating subsidiary, Epoch Investment Partners, Inc. (“EIP”), is a registered investment adviser under the Investment Advisers Act of 1940, as amended. Our sole line of business is to provide investment advisory and investment management services to our clients including corporations, retirement plans, public pension funds, endowments, foundations, financial institutions, and high net worth individuals. These services are provided through both separately managed accounts and commingled vehicles, such as private investment funds and mutual funds. Our investment strategies are primarily distributed through institutional and sub-advisory channels.

Our client base consists of a large number of geographically diverse clients across many industries. For the three and nine months ended March 31, 2012, we generated approximately 28% and 31%, respectively, of our total revenue from clients domiciled outside the U.S.

Revenues are generally derived as a percentage of AUM. Therefore, among other factors, our revenues are dependent upon:

•	performance of financial markets,

•	performance of our investment strategies,

•	our ability to retain existing clients and attract new ones,

•	fee structures on our investment strategies, and

•	changes in the composition of AUM.

Our most significant operating expense is employee compensation and benefits, comprising fixed salaries, variable incentive compensation, share-based compensation, and employee benefits. Variable incentive compensation is primarily based upon management fee revenue, operating income, and investment performance. Our objective is to maintain competitive compensation levels to retain key personnel.

Our discussion and analysis of our financial condition and results of operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to incentive compensation, share-based compensation, effective income tax rate, valuation of deferred tax assets, and fair value. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under current circumstances. Actual results may differ from these estimates.

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

We monitor a variety of key performance indicators to evaluate our business results. The charts that follow depict our quarterly performance in certain key financial measures over the past five quarters:

(1) Ending AUM

(2) Average AUM

(3) Operating Revenues vs. Operating Expenses

(4) Operating Margin*

Ending AUM
$25
$20
$15
$10
$5
$0
$ in billions
$15.6
$17.1
$16.0
$19.2
$22.7
3-31-11
6-30-11
9-30-11
12-31-11
3-31-12
Fiscal Quarter

Average AUM
$25
$20
$15
$10
$5
$0
$ in billions
$15.1
$16.6
$16.2
$17.9
$20.9
3-31-11
6-30-11
9-30-11
12-31-11
3-31-12
Fiscal Quarter

Operating Revenues
Operating Expenses
$30
$25
$20
$15
$10
$5
$ in millions
$18.1
$20.7
$19.0
$21.7
$23.7
$11.3
$11.5
$10.9
$11.7
$13.6
3-31-11
6-30-11
9-30-11
12-31-11
3-31-12
Fiscal Quarter

Operating Margin
50%
45%
40%
35%
30%
25%
37%
44%
43%
46%
42%
3-31-11
6-30-11
9-30-11
12-31-11
3-31-12
Fiscal Quarter

*	Defined as operating income divided by operating revenue.

Financial and Business Highlights

During the three months ended March 31, 2012, significant AUM inflows and favorable market performance led to an increase in our operating revenues and operating margin. Some highlights as of March 31, 2012 were as follows:

•	Our AUM was $22.7 billion at March 31, 2012, an increase of $3.5 billion, or 18%, from December 31, 2011. AUM increased by $7.1 billion, or 45%, from March 31, 2011.

•	Net inflows for the three months ended March 31, 2012 were $1.5 billion. Approximately $1.3 billion of new client inflows occurred during the latter half of the quarter.

•

More than half of our investment strategies exceeded their respective benchmarks for both the one-year period ended March 31, 2012 and since investment strategy inception. All of our investment strategies have exceeded their respective benchmarks for the five-year period ended March 31, 2012.

•	Total operating revenues increased 31% from the same period a year ago as a result of higher AUM levels.

•

Operating expenses increased by 20% from the same period a year ago. Increased employee compensation, stemming from additions to our investment and client relations teams and an increase in incentive compensation, was the primary reason for the increase. While higher on an absolute basis, operating expenses were lower as a percentage of revenue.

•	Our operating margin was approximately 42%, compared with 37% for the comparable period a year ago, as we continue to benefit from revenue growth and our operating leverage.

•	Basic earnings per share increased to $0.26 for the three months ended March 31, 2012, a 53% increase compared to $0.17 for the same period a year ago.

•	At March 31, 2012, working capital was $33.5 million. Liquid assets, comprising cash, cash equivalents and accounts receivable, were $34.6 million. We remain debt-free.

The table below presents key operating and financial indicators for the three and nine months ended March 31, 2012 and 2011, respectively:

	Three Months Ended				Nine Months Ended
	March 31,		Change		March 31,		Change
	2012	2011	Amt	%	2012	2011	Amt	%
Operating Indicators ($ in millions):
AUM at end of the period	$22,693	$15,606	$7,087	45%	$22,693	$15,606	$7,087	45%
Average AUM for the period	$20,854	$15,060	$5,794	38%	$18,381	$13,672	$4,709	34%
Net client flows	$1,532	$327	$1,205	369%	$4,675	$584	$4,091	701%

Financial Indicators: ($ in thousands, except share data)
Operating Revenue	$23,701	$18,066	$5,635	31%	$64,444	$49,897	$14,547	29%
Operating Income	$10,061	$6,723	$3,338	50%	$28,219	$19,561	$8,658	44%
Net Income	$6,079	$3,873	$2,206	57%	$16,361	$16,253	$108	1%
Earnings Per Share:
Basic	$0.26	$0.17	$0.09	53%	$0.70	$0.71	$(0.01)	(1%)
Diluted	$0.26	$0.17	$0.09	53%	$0.70	$0.70	$(0.00)	0%
Operating Margin (1)	42%	37%	5%		44%	39%	5%
Adjusted Financial Indicators* ($ in thousands, except share data)
Net Income		Same as above			$16,361	$11,289	$5,072	45%
Earnings Per Share:
Basic		Same as above			$0.70	$0.49	$0.21	43%
Diluted		Same as above			$0.70	$0.49	$0.21	43%

*	The effect of the release of a valuation allowance on certain deferred tax assets at December 31, 2010 was removed from these calculations to make the financial indicators comparable to the current year nine month period presented. The prior year release resulted in an increase in net income of approximately $5.0 million and an increase in basic and diluted earnings per share of $0.22 and $0.21, respectively, for the nine months ended March 31, 2011.
(1)	Defined as operating income divided by operating revenue.

Business Environment

As an investment management and advisory firm, our results are impacted by the prevailing global economic climate, including such factors as corporate profitability, investor confidence, and interest rates. These factors can directly affect investor sentiment and global equity markets, and, accordingly, our investment returns and AUM.

During the three months ended March 31, 2012, broad market indexes posted strong returns, with the S&P 500 Index experiencing its best quarterly return since the quarter ended September 30, 2009. Investment returns for select broad market indices were as follows:

	Period Ended March 31, 2012
Index*	Three Months	Nine Months	Twelve Months
Dow Jones Industrial Average(1)	8.8%	8.6%	10.2%
NASDAQ Composite(2)	19.0%	12.4%	12.4%
S&P 500(3)	12.6%	8.4%	8.5%
MSCI World (net)(4)	11.6%	0.1%	0.6%

*	Assumes dividend re-investment
(1)	Dow Jones Industrial Average is a trademark of Dow Jones & Company, which is not affiliated with Epoch.
(2)	NASDAQ is a trademark of the NASDAQ Stock Market, Inc., which is not affiliated with Epoch.
(3)	S&P is a trademark of the Standard & Poor’s, a division of the McGraw-Hill Companies, Inc., which is not affiliated with Epoch.
(4)	MSCI World is a trademark of MSCI, Inc., which is not affiliated with Epoch.

Assets under Management (“AUM”)

The graph below depicts our quarterly AUM and revenue growth over the past eight quarters:

Quarterly AUM and Operating Revenue Growth
End of Period AUM
Operating Revenues
$27.0
$24.0
$21.0
$18.0
$15.0
$12.0
$9.0
$6.0
$3.0
$0.0
$27,000
$24,000
$21,000
$18,000
$15,000
$12,000
$9,000
$6,000
$3,000
$0
AUM ($ in billions)
Operating Revenues ($ in thousands)
$14,128
$14,975
$16,856
$18,066
$20,702
$19,009
$21,734
$23,701
$11.3B
$12.8 B
$14.3 B
$15.6 B
$17.1B
$16.0 B
$19.2 B
$22.7B
6-30-10
9-30-10
12-31-10
3-31-11
6-30-11
9-30-11
12-31-11
3-31-12
Fiscal Quarter

AUM and Flows

Our AUM increased from significant client inflows and favorable market performance during the three months ended March 31, 2012. We continued to obtain new clients and attract new assets to our investment strategies, with many strategies outperforming their respective benchmarks for the quarter. On a year-over-year basis, we further expanded our institutional and sub-advisory channels and our client base. The following table sets forth the changes in our AUM for the periods presented (dollars in millions):

	Three Months Ended March,		Nine Months Ended March,
	2012	2011	2012	2011

Beginning of period AUM	$19,217	$14,326	$17,087	$11,344

Client flows:
Inflows/new accounts	2,154	662	6,016	1,672
Outflows/closed accounts	(622)	(335)	(1,341)	(1,088)

Net inflows	1,532	327	4,675	584
Market performance	1,944	953	931	3,678

Net change	3,476	1,280	5,606	4,262

End of period AUM	$22,693	$15,606	$22,693	$15,606

Percent change in total AUM	18%	9%	33%	38%
Net inflows/Beginning of period AUM	8%	2%	27%	5%

For the three and nine months ended March 31, 2012, approximately 45% and 46%, respectively, of investment advisory and management fees were earned from services to mutual funds under advisory and sub-advisory contracts. These fees are calculated based upon daily net asset values. Approximately 55% and 54%, respectively, of fees were earned from services provided for separate accounts whose fees are calculated based upon asset values at the end of the period.

Investment Philosophy

We are global equity investors with a long-term perspective on the drivers of shareholder return. Our investment philosophy is focused on achieving superior long-term, risk-adjusted returns by investing in companies that generate free cash flow, appropriately allocate capital to create returns for shareholders, have understandable business models, possess transparent financial statements, and are undervalued relative to our investment team’s value determinations. Risk management is integrated into each step of our investment process. Our portfolio construction process is designed to minimize stock-specific risk and manage volatility.

Investment Strategies

The table below depicts our investment strategies’ AUM as of March 31, 2012, December, 2011 and March 31, 2011, respectively, as well as the three-month and one-year changes (dollars in millions):

	March 31, 2012	December 31, 2011	March 31, 2011	3-Month Change		1-Year Change
Strategy				Amt	%	Amt	%
Global Equity Shareholder Yield	$8,229	$6,464	$2,640	$1,765	27%	$5,589	212%
U.S. Value	4,973	4,404	4,650	569	13%	323	7%
U.S. All Cap Value/Balanced	3,989	3,710	3,899	279	8%	90	2%
Global Absolute Return/Choice	2,875	2,349	1,878	526	22%	997	53%
U.S. Smid Cap Value	975	895	1,125	80	9%	(150)	(13%)
International/Int’l Small Cap	968	786	660	182	23%	308	47%
U.S. Small Cap Value	391	359	396	32	9%	(5)	(1%)
Global Small Cap	293	250	358	43	17%	(65)	(18%)

Total AUM	$22,693	$19,217	$15,606	$3,476	18%	$7,087	45%

The charts that follow show our investment strategies as a percentage of AUM as of March 31, 2012 and 2011, respectively:

Investment Strategy Performance

We measure relative investment performance by comparing our investment returns to competing investment strategies, industry benchmarks and client investment objectives. As long-term fundamental investors, we believe that our investment strategies yield the most benefits, and are best evaluated, over a long-term time horizon. The following table displays our investment strategies’ composite returns, net of management fees, for the three months, as well as the one-, three- and five-year periods ended March 31, 2012 and since investment strategy inception as measured against their applicable benchmarks:

		Returns (%) (2)(3)
Strategy	Inception Date (1)	3 Months	1 Year	3 Years	5 Years	Since Inception

U.S. Value	7/31/01	12.6	5.9	21.4	3.5	6.1

Russell 1000		12.9	7.9	24.0	2.2	3.9
Russell 1000 Value		11.1	4.8	22.8	(0.8)	4.3

U.S. All Cap Value	7/31/94	12.3	5.0	22.9	3.1	10.8

Russell 3000		12.9	7.2	24.3	2.2	8.7
Russell 3000 Value		11.2	4.3	23.0	(0.7)	9.0

Global Equity Shareholder Yield	12/31/05	5.4	6.6	20.5	2.5	6.5

MSCI World (Net)		11.6	0.6	20.2	(0.7)	2.8

Global Absolute Return	12/31/01	10.9	3.3	16.7	2.1	9.3

MSCI World (Net)		11.6	0.6	20.2	(0.7)	4.6

Global Choice	9/30/05	11.7	5.9	19.0	2.6	7.8

MSCI World (Net)		11.6	0.6	20.2	(0.7)	3.2

U.S. Choice	4/30/05	15.4	11.7	26.2	4.1	7.3

Russell 3000		12.9	7.2	24.3	2.2	5.5

U.S. Smid Cap Value	8/31/06	11.9	4.2	27.7	3.9	5.6

Russell 2500		13.0	1.3	28.4	3.0	5.1
Russell 2500 Value		11.5	0.1	27.1	1.0	3.2

International Small Cap	1/31/05	14.4	(10.8)	23.4	(1.5)	7.7

MSCI World ex USA Small Cap (Net)		13.6	(7.4)	25.4	(2.1)	5.0

U.S. Small Cap Value	12/31/02	13.4	7.2	27.4	4.2	9.7

Russell 2000		12.4	(0.2)	26.9	2.1	10.1
Russell 2000 Value		11.6	(1.1)	25.4	0.0	9.6

Global Small Cap	12/31/02	14.3	(1.3)	25.1	3.2	11.9

MSCI World Small Cap (Net)		13.5	(2.8)	28.0	0.9	12.3

(1)	Epoch Investment Partners, Inc. became a registered investment adviser under the Investment Advisers Act of 1940 in June 2004. Performance from April 2001 through May 2004 is for Epoch’s investment team and accounts while at Steinberg Priest & Sloane Capital Management, LLC. For the period from July 1994 through March 2001, Co-Chief Investment Officer and Chief Executive Officer William W. Priest managed the accounts while at Credit Suisse Asset Management.

(2)	Index and investment strategy returns assume dividend re-investment. Index and investment strategy returns for the three-, and five-year periods, and since inception represent annualized returns. Investment strategy returns are net of management fees.
(3)	Past performance is not indicative of future results.

Distribution Channels

Our investment services are distributed through multiple channels. Our institutional sales efforts include building strong relationships with institutional consultants and establishing direct relationships with institutional clients.

We have sub-advisory relationships that provide access to market segments that we would not otherwise serve. For example, we currently serve as sub-advisor to mutual funds offered by major financial institutions in retail channels. These mandates are attractive to us because we have chosen not to build the large team of sales professionals typically required to sell directly to retail clients. We approach the servicing of these relationships in a manner similar to our approach with large institutional account clients.

The table below presents our AUM by distribution channel as of March 31, 2012, December 31, 2011 and March 31, 2011, respectively (dollars in millions):

Distribution Channel	March 31, 2012		December 31, 2011		March 31, 2011
	Amount	% of AUM	Amount	% of AUM	Amount	% of AUM

Institutional	$11,650	51%	$9,272	48%	$7,048	45%
Sub-advisory	10,775	48%	9,694	51%	8,302	53%
Other	268	1%	251	1%	256	2%

Total AUM	$22,693	100%	$19,217	100%	$15,606	100%

Revenue by Geographic Region

We continue to expand our global distribution network. Operating revenues from clients domiciled outside the U.S. represented approximately one-third of our total operating revenue for the both the nine months ended March 31, 2012 and 2011. The following charts show our operating revenue by geographic region as a percentage of total operating revenue for the nine months ended March 31, 2012 and 2011:

Results of Operations

For The Three Months Ended March 31, 2012 and 2011

For the three months ended March 31, 2012, net income was $6.1 million, an increase of 57%, or $2.2 million, from the same period a year ago.

Basic earnings per share were $0.26 compared to $0.17 per share for the same period a year ago. Drivers for the change in net income were as follows:

•	AUM growth. End of period AUM increased by 45%, or $7.1 billion, while average AUM for the period increased by 38%, or $5.8 billion. Operating revenues increased by 31%, or $5.6 million.

•	Operating leverage. Operating margin increased to 42% for the three months ended March 31, 2012, compared to 37% for the three months ended March 31, 2011.

For The Nine Months Ended March 31, 2012 and 2011

For the nine months ended March 31, 2012, net income was virtually unchanged from the same period a year ago. However, prior year net income included the one-time benefit of a tax valuation allowance release of approximately $5.0 million. Excluding the effect of the tax valuation allowance release in the prior year, net income increased by 45%, or $5.1 million, for the nine months ended March 31, 2012.

Basic earnings per share were $0.70 compared to $0.71 per share for the same period a year ago. Excluding the effect of the tax valuation allowance release in the prior year, basic earnings per share increased $0.21 per share for the nine months ended March 31, 2012.

Drivers for the change in net income for the nine months ended March 31, 2012 were consistent with those for the three month period.

Operating Revenues:

	Three Months Ended				Nine Months Ended
	March 31,		‘12 vs ‘11 Change		March 31,		‘12 vs ‘11 Change
(Dollars in thousands)	2012	2011	$	%	2012	2011	$	%
Investment advisory and management fees	$23,663	$17,849	$5,814	33%	$62,468	$49,206	$13,262	27%

The increase in investment advisory and management fees is attributable to the increase in AUM levels, primarily as a result of net inflows from new and existing clients during the past twelve months. Net client inflows were $1.5 billion for the three months ended March 31, 2012. Approximately $1.3 billion of new client inflows were funded during the latter half of the quarter. Net client inflows during the past twelve months totaled $5.9 billion.

For the three and nine months ended March 31, 2012, New York Life Investment Management accounted for approximately 17% and 18% of consolidated operating revenues, respectively. For the three and nine months ended March 31, 2011, New York Life Investment Management accounted for approximately 19% of consolidated operating revenues.

	0000000	0000000	0000000	0000000	0000000	0000000	0000000	0000000
	Three Months Ended				Nine Months Ended
	March 31,		‘12 vs ‘11 Change		March 31,		‘12 vs ‘11 Change
(Dollars in thousands)	2012	2011	$	%	2012	2011	$	%
Performance fees	$38	$217	$(179)	(82%)	$1,976	$691	$1,285	186%

We have certain fee agreements that allow us to earn performance fees in the event that investment returns meet or exceed certain pre-established benchmarks specified in the agreements. Revenues for these incentives are recognized only when such performance targets are met or exceeded at the end of the respective measurement periods. A relatively small portion of our investment advisory agreements include a performance fee component. Historically, less than 5% of our revenues have been generated from performance fees.

The increase in performance fees for the nine months ending March 31, 2012 stems from the addition of new clients with performance fee agreements, coupled with relative performance on existing performance fee accounts.

Operating Expenses:

	Three Months Ended				Nine Months Ended
	March 31,		‘12 vs ‘11 Change		March 31,		‘12 vs ‘11 Change
(Dollars in thousands)	2012	2011	$	%	2012	2011	$	%
Employee compensation and benefits	$9,954	$8,777	$1,177	13%	$26,124	$22,705	$3,419	15%
As a percent of total revenue	42%	49%			41%	46%

Employee-related costs include salaries, incentive compensation, share-based compensation, signing bonuses, commissions, severance, payroll taxes and benefits. Recruiting and retaining high-caliber, experienced employees are critical to our growth strategy. We place a high emphasis on pay for performance. As such, changes in our performance as well as changes in underlying performance of our investment strategies have an impact on our employee compensation and benefit costs. We generally issue share awards to employees shortly following the calendar year-end, and may issue share awards at other times.

The increase for the periods presented is primarily a result of additions to professional staff to support the growth and expansion of our business. Average headcount increased approximately 14% and 13% for the three and nine months ended March 31, 2012, respectively, compared to the previous year periods. Several additions were made to our investment and client relations teams. A modest increase in base salaries due to merit raises at the beginning of the calendar year 2012, as well as an increase in accrued incentive compensation and share-based compensation based on our operating results, also contributed to the increase. However, compensation as a percentage of revenue declined.

	Three Months Ended				Nine Months Ended
	March 31,		‘12 vs ‘11 Change		March 31,		‘12 vs ‘11 Change
(Dollars in thousands)	2012	2011	$	%	2012	2011	$	%
Occupancy and technology	$1,114	$803	$311	39%	$3,629	$3,009	$620	21%
As a percent of total revenue	5%	4%			6%	6%

Occupancy and technology costs consist primarily of office space rentals, market data services, information technology costs and depreciation. Increases in market data services and software costs were the primary reasons for the increase in the three and nine month periods.

As a result of our planned growth we are in the process of exploring opportunities for additional office space to accommodate staffing and may enter into a contractual obligation within the next few months.

	Three Months Ended				Nine Months Ended
	March 31,		‘12 vs ‘11 Change		March 31,		‘12 vs ‘11 Change
(Dollars in thousands)	2012	2011	$	%	2012	2011	$	%
Professional fees and services	$1,519	$876	$643	73%	$2,986	$2,253	$733	33%
As a percent of total revenue	6%	5%			5%	5%

These expenses include outside legal fees, independent accountants’ fees, consulting fees, employee placement fees and other professional services. An increase in legal and consulting fees was the primary reason for the three and nine month increase. A reduction in employee placement fees from the prior year period partially offset this increase. We expect these expenses to decline during the next quarter.

	Three Months Ended				Nine Months Ended
	March 31,		‘12 vs ‘11 Change		March 31,		‘12 vs ‘11 Change
(Dollars in thousands)	2012	2011	$	%	2012	2011	$	%
General and administrative	$640	$602	$38	6%	$2,104	$1,604	$500	31%
As a percent of total revenue	3%	3%			3%	3%

General and administrative costs consist primarily of expenses for travel and entertainment, advertising and marketing, insurance, and other office related expenses. These expenses were virtually unchanged during the three months ended March 31, 2012. Increased travel expenses to support new client mandates were the primary reason for the increase in the nine months ended March 31, 2012.

	Three Months Ended				Nine Months Ended
	March 31,		‘12 vs ‘11 Change		March 31,		‘12 vs ‘11 Change
(Dollars in thousands)	2012	2011	$	%	2012	2011	$	%
Distribution and servicing fees	$413	$285	$128	45%	$1,382	$765	$617	81%
As a percent of total revenue	2%	2%			2%	2%

Distribution and servicing fees represent amounts paid to third-party distributors or administrators in conjunction with the sale or administration of certain separate accounts. Distribution fees are generally a percentage of investment advisory and performance fees earned on the underlying accounts. Distribution fees associated with the commencement of several new client accounts resulted in the increase from the prior year comparable periods.

Other Income:

	Three Months Ended				Nine Months Ended
	March 31,		‘12 vs ‘11 Change		March 31,		‘12 vs ‘11 Change
(Dollars in thousands)	2012	2011	$	%	2012	2011	$	%
Other income	$705	$142	$563	396%	$842	$517	$325	63%
As a percent of income before income taxes	7%	2%			3%	3%

Other income includes investment gains and losses, dividends and interest income. The increase from the prior year comparable periods primarily stems from gains associated with investments in several new Company-sponsored vehicles.

Provision for Income Taxes:

	Three Months Ended				Nine Months Ended
	March 31,		‘12 vs ‘11 Change		March 31,		‘12 vs ‘11 Change
(Dollars in thousands)	2012	2011	$	%	2012	2011	$	%
Provision for income taxes	$4,687	$2,992	$1,695	57%	$12,700	$3,825	$8,875	NC
Effective income tax rate	43.5%	43.6%			43.7%	19.1%

NC—not comparable

The increase in the provision for income taxes is the result of higher pre-tax income levels when compared with the same periods a year ago. In addition, the change in the nine month period is also a result of the release of a tax valuation allowance of $5.0 million against certain deferred tax assets at December 31, 2010.

At December 31, 2010, management determined that a valuation allowance against certain deferred tax assets, relating to acquired net operating losses and alternative minimum tax credits, was no longer appropriate as it was more likely than not that these deferred tax assets will be realized in future operating periods. Accordingly, the Company released a valuation allowance of approximately $5.0 million. This determination was made based upon factors such as earnings history, pre-tax income growth rates, and operating income levels. The release reduced the income tax provision and increased the net deferred tax assets.

Three Months Ended March 31, 2012 and Prior Three Months Ended December 31, 2011

The table below presents key operating and financial indicators for the three months ended March 31, 2012 and the prior three months ended December 31, 2011, respectively:

	Three Months Ended
	March 31,	December 31,	Change
	2012	2011	Amt	%
Operating Indicators ($ in millions):
AUM at end of period	$22,693	$19,217	$3,476	18%
Average AUM for the period	$20,854	$17,925	$2,929	16%
Net AUM flows	$1,532	$1,588	$(56)	(4%)

Financial Indicators ($ in thousands):
Operating Revenue	$23,701	$21,734	$1,967	9%
Operating Income	$10,061	$10,059	$2	0%
Net Income	$6,079	$5,863	$216	4%
Earnings Per Share:
Basic	$0.26	$0.25	$0.01	4%
Diluted	$0.26	$0.25	$0.01	4%
Operating Margin (1)	42%	46%	(4%)

(1)	Defined as operating income divided by total operating revenues.

AUM increased by approximately $3.5 billion from December 31, 2011 to March 31, 2012, driven by $1.9 billion of market performance and $1.5 billion of net client inflows. Investment advisory and management fees increased by 14% offset by a decline in performance fees. Accordingly, operating revenue increased by 9%. Operating income was unchanged, primarily due to share-based compensation expense, payroll taxes in conjunction with payment of annual incentive compensation, and professional fees and services incurred during the period. We expect each of the above expenses to decrease during the next three month period. Net income was slightly higher as a result of an increase in other income, particularly gains on investments during the period.

Annual share awards to employees are issued during the three months ended March 31. Share-based compensation for restricted shares is generally recognized as follows: 12.5% immediately, and the remaining 87.5% ratably over the three-year vesting period of those awards. Accordingly, share-based compensation is highest during the three month period ended March 31. The immediate 12.5% amortization of the awards issued during the three months ended March 31, 2012 increased share-based compensation by $1.1 million.

Liquidity and Capital Resources

Sources of Liquidity

Our principal source of liquidity is cash flows from operating activities, particularly investment management fees. Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents and accounts receivable. We do not have any debt. While it is currently our intention to hold the held-to-maturity securities until maturity and the other investments long term, we have the ability to convert these items into cash and cash equivalents during any fiscal year. Cash and cash equivalents, accounts receivable, held-to-maturity securities and other investments accounted for approximately 79% of total assets as of March 31, 2012.

The following table summarizes our principal and potential sources of liquidity as of March 31, 2012 and June 30, 2011 (dollars in thousands):

	March 31,	June 30,
	2012	2011
Balance Sheet Data:
Cash and cash equivalents	$15,046	$29,128
Accounts receivable	19,519	17,183
Held-to-maturity securities	1,581	1,960
Other investments	14,516	8,907

Total	$50,662	$57,178

Percent of total assets	79%	81%

Cash and cash equivalents decreased by $14.1 million during the nine months ended March 31, 2012. The primary reasons for the decrease are as follows:

•	a $17.5 million special dividend paid in January 2012.

•	$5.0 million invested in three new Company-sponsored investment vehicles.

We believe that the sources of liquidity described above as well as our continuing cash flows from operations will be sufficient to meet our operating needs for the foreseeable future and will enable us to continue implementing our long-term growth strategy. We do not maintain or anticipate a need for an external source of liquidity.

Uses of Liquidity

We remain committed to growing our business in this volatile market environment and expect that our main uses of cash will be to pay corporate operating expenses, recruit key personnel, enhance our operating and technology infrastructure, pay dividends, and repurchase shares of our common stock when appropriate.

We foresee the need for additional office space to support our growth plans. Therefore, we are exploring opportunities for additional office space and we anticipate entering into a contractual obligation within the next few months. Any related obligations from such office space will be paid from our cash flows from operations.

Our philosophy regarding the maintenance of a balance sheet with a large component of cash and cash equivalents reflects our views on potential future capital requirements relating to enhancement of our investment capabilities, creation and expansion of distribution channels, potential strategic acquisitions or transactions, support of our infrastructure growth, and possible challenges to our business. If we believe that we have sufficient capital for the aforementioned needs and circumstances, our approach is to return a portion of our excess liquidity to our shareholders. Accordingly, we declared a special dividend of $0.75 per share, or $17.5 million in aggregate, in November 2011 which was paid in January 2012. We regularly assess our liquidity position in view of our current and potential future needs.

Cash Flows Analysis

Operating cash flows are primarily influenced by the timing and receipt of investment management fees, and the payment of operating expenses, including cash incentive compensation to our employees. Investment management fees are generally collected within 90 days from quarter-end.

Investing cash flows are principally influenced by investments in Company-sponsored investment strategies and capital expenditures for property and equipment.

Financing cash flows are predominantly influenced by the payment of cash dividends, the repurchase of our common stock, and excess tax benefits on share-based compensation. We have been making continuous quarterly dividend payments on our common stock since the quarter ended December 31, 2007, have increased the quarterly dividend rate on four occasions, and have declared four special dividends.

A summary of the Statement of Cash Flows for the nine months ended March 31, 2012 and 2011, respectively, is as follows (in thousands):

	Nine Months Ended
	March 31,
	2012	2011
Cash flows provided by/(used in):
Operating activities	$16,370	$9,560
Investing activities	(4,819)	(2,764)
Financing activities	(25,633)	(20,633)

Net decrease in cash and cash equivalents	(14,082)	(13,837)

Cash and cash equivalents at beginning of period	29,128	36,447

Cash and cash equivalents at end of period	$15,046	$22,610

A more detailed analysis of cash flows for the nine months is as follows:

Cash Flows from Operating Activities

Our cash flows from operating activities are calculated by adjusting net income to reflect certain significant non-cash items such as share-based compensation, depreciation, changes in deferred tax balances and timing differences in the cash settlement of operating assets and liabilities.

For the nine months ended March 31, 2012, our net cash provided by operating activities totaled $16.4 million. The increase from the prior year period reflects the increase in revenues and related operating income as well as the timing differences in the cash settlement of assets and liabilities.

Accrued compensation and benefits decreased by $3.0 million from the June 30, 2011 balance and primarily reflects payments of annual incentive compensation during the three months ended March 31, 2012. This liability is generally paid shortly after the calendar year end.

Cash Flows from Investing Activities

Our cash flows from investing activities consist primarily of capital expenditures, as well as investments in Company-sponsored investment strategies and other investments.

Cash flows used in investing activities totaled $4.8 million for the nine months ended March 31, 2012. During the period, we invested $5.0 million as seed capital for three Company-sponsored investment vehicles. Proceeds of $0.4 million from a matured investment partially offset the use of funds in investing activities. During the prior year period, an investment of $3.0 million in a non-affiliated investment limited partnership, partially offset by a reduction in security deposits, primarily accounted for the cash flows used in investing activities.

Cash Flows from Financing Activities

Our cash flows from financing activities primarily reflect the payment of common stock dividends, the repurchase of our common stock, and the recognition of excess tax benefits associated with share-based compensation.

The primary cash flows used in financing activities during the nine months ended March 31, 2012, were $22.6 million for the payment of dividends, and $5.7 million for the repurchase of common stock. Approximately $1.0 million of the repurchase of common stock was under our authorized share repurchase program and approximately $4.7 million was in conjunction with the relinquishment of shares by employees to satisfy payroll tax withholding obligations in connection with employee stock vesting. Excess tax benefits of $1.7 million partially offset the cash used in financing activities. Excess tax benefits arise in connection with our share-based compensation. When a restricted stock award vests, the market price on the date the stock vests to the employee may be higher than the original grant-date fair market value of the award. If so, the difference between the cumulative amount that has been recognized through the Statement of Income and the vesting amount results in an excess tax benefit. Excess tax benefits reduce income taxes payable and increase additional paid-in capital in the period recognized.

Working Capital

Our working capital at March 31, 2012 and June 30, 2011 are set forth in the table below (in thousands):

	March 31,	June 30,	Change
	2012	2011	$	%

Current Assets	$39,268	$50,044	$(10,776)	(22%)
Current Liabilities	5,738	8,431	(2,693)	(32%)

Working Capital	$33,530	$41,613	$(8,083)	(19%)

The decrease in working capital was primarily driven by the payment of a special dividend and investments in Company-sponsored vehicles.

Deferred Tax Assets

As of March 31, 2012, the Company had $8.3 million in long-term deferred tax assets, primarily relating to acquired net operating losses and alternative minimum tax credits. The Company believes there is sufficient positive evidence existing from earnings history, pre-tax income growth rates, current operating income levels, and the outlook for sustained profitability, to conclude that it is more likely than not that these deferred tax assets will be fully realized in future operating periods.

Seeding of New Company-Sponsored Investment Vehicles

In December 2011, we invested $5.0 million as seed capital for three Company-sponsored investment vehicles, comprising $4.0 million in two investment limited liability companies and $1.0 million in a separate account. The primary purpose of the limited liability companies is to accommodate institutional clients who do not meet our respective separate account minimums.

Quarterly Dividends on Common Stock

A quarterly dividend of approximately $1.4 million was paid in August 2011. On October 5, 2011, our Board of Directors approved an increase in the quarterly dividend on our common stock from $0.06 to $0.08 per share. Quarterly dividend payments of approximately $1.9 million were paid in November 2011 and February 2012, respectively.

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

Special Dividends

In both November 2011 and November 2010, the Board of Directors declared a special cash dividend of $0.75 per share on the Company’s common stock. The aggregate dividend payments totaled approximately $17.5 million and $17.1 million, respectively.

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

On October 5, 2011, the Board of Directors authorized us to repurchase up to an additional 350,000 shares of our outstanding common stock. We did not repurchase any of our common stock during the three months ended March 31, 2012. During the nine months ended March 31, 2012, we repurchased 71,300 shares of our common stock at a weighted-average price of $14.04 per share pursuant to the share repurchase plan. As of March 31, 2012, we have repurchased a cumulative total of 651,316 shares at a cost of approximately $6.5 million and had 498,684 shares remaining available for repurchase under the repurchase plan. All shares repurchased are shown as treasury stock, at cost, in the stockholders’ equity section of the Condensed Consolidated Balance Sheets.

Employee Tax Withholding

To satisfy statutory employee tax withholding requirements related to the vesting of common shares, employees may elect to have us withhold shares and remit the necessary tax withholding on their behalf. We may promptly sell these shares in the open market on behalf of employees or acquire them as treasury shares. Any resulting gain or loss on sale is accounted for as an adjustment to additional paid-in capital. During the three and nine months ended March 31, 2012, respectively, a total of 155,578 and 206,189 employee relinquished shares related to employee tax withholding were acquired as treasury shares at a weighted-average price of $24.35 and $22.95 per share, respectively.

Fair Value Measurements

Other investments primarily comprise investments in Company-sponsored investment vehicles, including mutual funds, an investment strategy separate account, and four limited liability companies. It also includes an investment in a non-affiliated investment limited partnership.

The investments in mutual funds and in the separate account are accounted for as available-for-sale securities, and the fair values are determined under the market approach through the use of unadjusted quoted market prices available in an active market. The investment in the non-affiliated investment limited partnership is also accounted for as available-for-sale, and its fair value is determined based on our ownership interest in the partnership’s net assets. The value of net assets is based on the underlying assets and liabilities of the partnership, which primarily include exchange-listed common stocks and money market funds.

The investments in two of the limited liability companies are accounted for as consolidated investment vehicles, since at March 31, 2012 we were the sole investor in these limited liability companies. The underlying investments in these consolidated investment vehicles are measured at fair value, based upon quoted market prices. The investment in two other limited liability companies are accounted for under the equity method, since at March 31, 2012 we were less than a 50% investor in each of them. Accordingly, these investments are not measured at, but approximate, fair value. See Note 5 to the Condensed Consolidated Financial Statements for a further discussion on Fair Value Measurements.

Contractual Obligations

Our contractual obligations are summarized on page 49 in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011. At March 31, 2012, there were no material changes in our contractual obligations from June 30, 2011.

We believe our present office space is adequate for our existing operating needs. However, we anticipate the need for additional office space with future growth. Therefore, we are in the process of exploring opportunities for additional space and may enter into a contractual obligation within the next few months.

Off-Balance Sheet Arrangements

As of March 31, 2012, we had no off-balance sheet arrangements.

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU No. 2011-04 generally provides a uniform framework for fair value measurements and related disclosures between U.S. GAAP and International Financial Reporting Standards (“IFRS”). Additional disclosure requirements in the update include, among other things, the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU No. 2011-04 is effective for the interim and annual periods beginning on or after December 15, 2011. Early adoption is not permitted. We adopted this standard during the three months ended March 31, 2012. The adoption of this standard did not have a material impact on our condensed consolidated financial position, results of operations, or cash flows.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures About Offsetting Assets and Liabilities. ASU No. 2011-11 provides new disclosure requirements regarding the nature of an entity’s rights of setoff and related arrangements associated with its derivative and other financial instruments. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods therein, with retrospective application required. The new disclosures are designed to make financial statements that are prepared under U.S. GAAP more comparable to those prepared under IFRS. We do not anticipate that the adoption of the new disclosure requirements will have a material impact on our consolidated financial position, results of operations, or cash flows.

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

In evaluating market risk, it is important to note that substantially all of our revenue is based on the market value of AUM. As noted in “Risk Factors ” in Item 1A of our June 30, 2011 Annual Report filed on Form 10-K, declines of equity market values negatively impact our revenue and net income.

The management of market risk on behalf of our clients and its impact on fees is a significant focus for us. We use a variety of risk measurement techniques to identify and manage market risk within client portfolios. However, at the corporate level, we have historically not attempted to hedge revenue fluctuations that arise from changes in fair value of our overall AUM.

Equity Price Risk

Revenues

Our predominant exposure to market risk is directly related to our role as an investment adviser to the separate accounts we manage and funds we sub-advise. Substantially all of our management fees are based upon the market value of our AUM. Accordingly, our investment management fees will change in proportion to changes in the market price of equity securities underlying our AUM. During the three and nine months ended March 31, 2012, approximately 45% and 46%, respectively, of our management fees were derived from daily net asset values, while the remaining 55% and 54%, respectively, of management fees were derived from market values of AUM at the end of the quarter. Declines in equity security market prices could cause our revenues and net income to decline by causing:

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

Our AUM was approximately $22.7 billion as of March 31, 2012. At March 31, 2012, we performed a sensitivity analysis to assess the potential loss in the fair value and associated revenue of our market-risk sensitive AUM. Assuming a 10% market decline in associated market indices, and the change proportionally distributed over all of our investment strategies, our AUM would decrease by an estimated $1.8 billion, which would cause an annualized decrease in total investment advisory and management fees of approximately $8.3 million. We do not hedge equity price risk on this exposure.

We earn performance fees on certain client accounts in the event that investment returns meet or exceed targeted amounts specified in the investment management agreements. Our performance fees will be impacted by changes in the market values of those accounts. However, several other factors may influence the degree of impact, including: the performance criteria for the respective investment portfolio, the period over which the performance fee applies, and, to the extent applicable, the previous performance of the investment portfolio. As a result, the impact on changes in market risk factors on performance fees may vary widely and is therefore not readily predictable or estimable. A relatively small portion of our investment advisory agreements include a performance fee component. Historically, less than 5% of our revenues have been generated from performance fees.

Company Investments

We are exposed to fluctuations in the market security price of our investments. Our investments primarily consist of investments in Company-sponsored investment vehicles and an investment in a non-affiliated investment limited partnership. We do not hedge our market security price risk related to these investments and do not intend to do so in the future.

At March 31, 2012 and June 30, 2011, respectively, we performed a sensitivity analysis to assess the potential loss in the fair value of these market-risk sensitive securities. The following table represents the estimated impact on our financial position assuming a hypothetical 10% decline in associated market indices (in thousands):

	Fair Value	Fair Value Assuming 10% Decline(1)	Decrease in Stockholders’ Equity(2)
At March 31, 2012:
Available-for-sale securities:
Investment in limited partnership	$4,255	$4,216	$22
Company-sponsored mutual funds	1,178	1,067	63
Epoch Global Champions separate account	1,139	1,031	61
Consolidated investment vehicles:
Epoch Global All-Cap Fund, LLC	3,068	2,798	152
Epoch Global Choice Fund, LLC	2,237	2,024	120
Equity method investment:
Epoch Global Equity Shareholder Yield Fund, LLC	2,108	1,943	93
Epoch Global Absolute Return Fund, LLC	531	481	28

Total Other Investments	$14,516	$13,560	$539

At June 30, 2011:
Available-for-sale securities:
Investment in limited partnership	$4,144	$4,132	$7
Epoch Global All Cap separate account	3,061	2,752	174
Company-sponsored mutual funds	1,179	1,067	63
Equity method investment:
Epoch Global Absolute Return Fund, LLC	523	477	26

Total Other Investments	$8,907	$8,428	$270

(1)	Based upon the investment’s correlation with its associated market index, a hypothetical 10% decline in the associated market index may result in a change other than 10% in the respective investment.
(2)	Investments in the Company-sponsored mutual funds, the Epoch Global Champions separate account, and the investment limited partnership are classified as available-for-sale securities. Unrealized gains or losses on available-for-sale securities are excluded from earnings and recorded in accumulated other comprehensive income/(loss), net of tax, as a separate component of stockholders’ equity until realized. The investments in the Epoch Global All-Cap Fund, LLC and the Epoch Global Choice Fund, LLC are accounted for as consolidated investment vehicles, under which the change in market value is recorded as unrealized gain or loss and is reflected in net income. The investments in the Epoch Global Equity Shareholder Yield Fund, LLC and the Epoch Global Absolute Return Fund, LLC are accounted for using the equity method, under which our share of net earnings or losses from these limited liability companies is reflected in net income. All amounts shown in this column are net of tax.

Interest Rate Risk

Held-to-Maturity Investments

Our investment income is subject to interest rate risk. Investment income consists primarily of interest income, dividends, and gains and losses on our investments. We have invested in and continue to hold high-grade debt securities. Since it is our intent to hold these investments until they mature, we have accounted for them as held-to-maturity securities. We do not hedge our interest rate risk related to these securities and we do not intend to do so in the future. We estimate that a hypothetical change in interest rates of 100 basis points would not have a material impact on our condensed consolidated results of operations, financial condition or cash flows.

The table below provides information about our investment securities held-to-maturity, including expected principal flows for the fiscal years June 30, 2012 through June 30, 2017 and thereafter (in thousands):

	Payments Due in Fiscal Years Ended June 30,
	2012	2013	2014	2015	2016	2017 and Thereafter	Total Principal Cash Flows	Fair Market Value at March 31, 2012

Debt securities	$—	$1,050	$500	$—	$—	$—	$1,550	$1,617
Weighted-average interest rate		2.14%	2.66%				2.31%

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

While changes in interest rates could decrease our interest income, we do not believe we have a material exposure. We do not undertake any specific actions to cover our exposure to interest rate risk and are not a party to any interest rate risk transactions.

Foreign Currency Exchange Risk

Certain client portfolios include securities denominated in foreign currencies. Accordingly, foreign currency fluctuations may affect our AUM. For securities denominated in currencies other than U.S. dollars, an increase in the value of the U.S. dollar relative to those non-U.S. currencies may result in a decrease in the dollar value of our AUM, which, in turn, would result in lower U.S. dollar denominated revenues. We estimate that, as of March 31, 2012, a 10% weakening or strengthening of the U.S. dollar against all or any combination of currencies to which our portfolios have exposure to exchange rates would not have a material effect on our revenues.

While we operate in the U.S., we have clients in several countries outside the U.S. However, nearly all of our revenue from these clients and the associated expenses are denominated in U.S. dollars. Therefore, only a limited portion of our revenues and expenses are impacted by movements in currency exchange rates. We estimate that, as of March 31, 2012, the effect of a 10% change in exchange rates on such revenues and expenses would not have a material effect on our results of operations. We currently do not hedge our currency exposure, and we do not enter into foreign currency transactions for speculative purposes. Our exposure to currency movements may likely increase as our business outside the U.S. grows, and we will continue to monitor our foreign currency exposure accordingly.

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

For the quarter ended March 31, 2012, management, with the participation of the Company’s principal executive officer and principal financial and accounting officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on such evaluation of these disclosure controls and procedures, the Company’s principal executive officer and principal financial and accounting officer have concluded that the Company’s disclosure controls and procedures were effective during the period covered by this Quarterly Report on Form 10-Q.

The Company has also established and maintains internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of condensed consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In the ordinary course of business, the Company routinely enhances its internal controls and procedures for financial reporting by either upgrading its current systems or implementing new systems. During the fiscal quarter ended March 31, 2012, there was no change in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition, for further discussion of our potential risks and uncertainties, see information under the heading “Risk Factors” beginning on page 14 in our Annual Report on Form 10-K for the year ended June 30, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Purchases of Equity Securities by the Issuer.

Common Stock Repurchase Plan

There were no share repurchases under the Company’s Share Repurchase Plan during the three months ended March 31, 2012.

Employee Tax Withholding

To satisfy statutory employee tax withholding requirements related to the vesting of common shares, employees may elect to have us withhold shares and remit the necessary tax withholding on their behalf. We may promptly sell these shares in the open market on behalf of employees or acquire them as treasury shares. Any resulting gain or loss on sale is accounted for as an adjustment to additional paid-in capital. During the three months ended March 31, 2012, a total of 155,578 employee relinquished shares related to employee tax withholding were acquired as treasury shares at a weighted-average price of $24.35 per share.

Item 6.	Exhibits.

Exhibit No.	Description

(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	Agreement of Merger and Plan of Reorganization dated as of June 2, 2004, incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed with the SEC on June 3, 2004.

(3) Articles of Incorporation and Bylaws

3.1	Certificate of Incorporation of the Registrant, as amended, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on December 7, 2004.

3.2	Amended and Restated By-Laws of Epoch Holding Corporation (as adopted April 2, 2008), incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on April 2, 2008.

(4) Instruments Defining the Rights of Security Holders

4.1*	Amended and Restated 2004 Omnibus Long-Term Incentive Compensation Plan, incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8, filed with the SEC on December 29, 2008.

(10) Material Contracts

10.1*	Amended and Restated Employment Agreement by and between Epoch Holding Corporation and William W. Priest, dated as of December 20, 2010 and effective as of January 1, 2011, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on December 20, 2010.

10.45	Office lease between Vornado 640 Fifth Avenue LLC (Landlord) and Epoch Investment Partners, Inc. (Tenant), incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the SEC on September 28, 2005.

10.46	Form of Restricted Stock Award, incorporated by reference to Exhibit 10.46 to the Annual Report, as amended, on Form 10-K/A for the fiscal year ended June 30, 2006, filed with the SEC on September 28, 2006.

10.47	Office sublease between Centerview Partners Holdings LLC (Sublessor) and Epoch Investment Partners, Inc. (Sublessee), incorporated by reference to Exhibit 10.49 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the SEC on November 6, 2009.

(31) Rule 13a-14(a)/15d-14(a) Certifications

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32) Section 1350 Certification

32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

(101) XBRL Documents

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Filed herewith.
*	Employment contract, compensatory plan or arrangement.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPOCH HOLDING CORPORATION
(Registrant)

Date: May 7, 2012	By:	/s/ ADAM BORAK
Adam Borak
Chief Financial Officer
(Principal Financial and Accounting Officer)