Form 10-K
period 2012-06-30
EPOCH HOLDING CORP
filed 2012-09-10
CIK 351903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2012

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
(Do not Check if a Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of December 30, 2011, the last trading day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $355.2 million, computed by reference to the closing price of $22.23 on the NASDAQ Global Select Market on that day. Shares of common stock held by officers, directors and certain holders of more than 1% of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates.

As of September 5, 2012, there were 23,686,361 shares of the registrant’s common stock, $.01 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated herein by reference into the Form 10-K as indicated:

Document	Part of Form 10-K into Which Incorporated
Epoch Holding Corporation’s Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders to be held on November 29, 2012	Part III

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2012

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

Forward-looking statements include, but are not limited to, statements about the Company’s:

•	business environment,

•	expectations with respect to the economy, securities markets, the market for asset management activity and other industry trends,

•	competitive position,

•	business strategy,

•	strategic relationships,

•	investment products,

•	recruitment and retention of employees,

•	possible or assumed future results of operations and operating cash flows,

•	potential operating performance, achievements, technological changes,

•	expected tax rates, and

•	the effect of future legislation and regulation.

The Company uses a fiscal year, which ends on June 30. References to “FY 2012,” “FY 2011” and “FY 2010” in this document refer to the fiscal years ended June 30, 2012, June 30, 2011 and June 30, 2010, respectively. This Annual Report on Form 10-K may also include forward-looking statements which refer to fiscal years subsequent to the historical financial positions and results of operations contained herein. References to future fiscal years also apply to the June 30 year-end. When we use the terms the “Company,” “management,” “we,” “us,” and “our,” we mean Epoch Holding Corporation and its consolidated subsidiaries.

Available Information

Reports we file electronically with the SEC via the SEC’s Electronic Data Gathering, Analysis and Retrieval system (“EDGAR”) may be accessed through the internet. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at www.sec.gov. In addition, the public may read and copy any material that we file with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C., 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

We maintain a website which contains current information on operations and other matters. The website address is www.eipny.com. Through the Investor Relations section of our website, and the “Financial Information” tab therein, we make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, our Annual Proxy Statement, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, we post on our website within the Investors Relations section, and the “Corporate Governance” tab therein, our Code of Ethics and Business Conduct, as well as charters for the Audit, Nominating/Corporate Governance, and the Compensation Committees of our Board of Directors. We also make our financial statement information from our periodic SEC filings available on our website in the form of XBRL data files that may be used to facilitate computer-assisted investor analysis. The information on our website is not, and shall not be deemed to be a part hereof or incorporated into this or any other filings with the SEC.

Overview

Epoch Holding Corporation, incorporated in Delaware in 2004, is a holding company headquartered in New York, NY whose sole line of business is investment advisory and investment management services. The operations of the Company are conducted through its wholly owned subsidiary, Epoch Investment Partners, Inc. (“EIP”). EIP is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”), serving institutional, sub-advisory, and high net worth clients worldwide. EIP’s operations began in April 2004 with approximately $0.6 billion in assets under management (“AUM”) and we have grown into a global asset management firm with $23.2 billion in AUM at June 30, 2012.

Our firm’s professional investment staff averages over 20 years of industry experience. Our investment philosophy is focused on achieving superior long-term, total and risk-adjusted returns by investing in companies that generate free cash flow, appropriately allocate cash to create returns for shareholders, have understandable business models, possess transparent financial statements, and are undervalued relative to our investment team’s value determinations. Risk management is integrated into each step of our investment process. Our portfolio construction process is designed to minimize stock-specific risk and manage volatility.

The chart which follows depicts our annual AUM growth since inception as well as AUM for the last four fiscal quarters:

Our AUM growth reflects favorable long-term investment performance and quality client service, administered across multiple investment strategies and distribution channels. We believe these attributes will help us continue to expand and grow our business.

Selected financial operating results for the last five years are as follows:

	For the Fiscal Year Ended June 30,
(Dollar amounts in millions)	2012	2011	2010	2009	2008
Operating Revenue	$92,382	$70,599	$53,360	$31,185	$33,806
Operating Expense	$49,475	$41,842	$35,204	$27,737	$29,952
Operating Income	$42,907	$28,757	$18,156	$3,448	$3,854
Operating Margin(1)	46%	41%	34%	11%	11%
Cash Flows From Operations	$25,775	$18,633	$14,211	$855	$11,349
Working Capital(2)	$38,722	$41,613	$43,697	$41,897	$36,792

(1)	Operating margin is computed by dividing operating income by operating revenue.
(2)	Working capital is computed by subtracting current liabilities from current assets.

Fiscal Year 2012 Highlights*

The following items are corporate highlights and events which transpired during the fiscal year ended June 30, 2012:

(1)	AUM at June 30, 2012 was $23.2 billion, a 36% increase from a year ago.

(2)	Net AUM inflows were $5.8 billion. We continued to further expand our distribution channels, including the addition of several significant new institutional and sub-advisory relationships.

(3)	As of June 30, 2012, nearly all of our investment strategies have outperformed their respective benchmarks for the past five-year period and since their inception.

(4)	Total operating revenues exceeded $90 million, while our operating margin improved to 46%.

(5)	In October 2011, our Board approved an increase in the quarterly dividend rate from $0.06 to $0.08 per share. We paid a special cash dividend of $0.75 per share in January 2012, in addition to the regular quarterly dividends.

(6)	In October 2011, our Board authorized us to repurchase up to an additional 350,000 shares of our outstanding common stock. We repurchased approximately 79,500 shares during the fiscal year ended June 30, 2012. As of June 30, 2012, we have repurchased a cumulative total of 659,516 shares and have 490,484 shares remaining for repurchase under the existing repurchase plan.

(7)	In June 2012, we entered into a lease agreement for new corporate headquarters within New York. The new lease provides for nearly twice the square footage of the Company’s existing headquarters. The lease commences September 1, 2012 and we expect to occupy the new premises once work in the new location is completed, on or about February 1, 2013.

(8)	Our balance sheet remains strong. At June 30, 2012, liquid assets comprising cash and cash equivalents and accounts receivable were $45.2 million, representing 58% of total assets. We continue to operate debt-free.

Our Business

Investment Management Fees

We earn revenues from managing client accounts under investment advisory and sub-advisory agreements. The fees we earn depend on the type of investment strategy, account size and servicing requirements. Revenues are derived as a percentage of AUM. Net asset flows and changes in the market value of AUM affect the investment advisory fees earned. We also have certain agreements which allow us to earn performance fees in the event that investment returns meet or exceed targeted amounts during a measurement period.

Clients

We provide investment management services to a broad range of clients, including corporations, mutual funds, retirement plans, public pension funds, endowments, foundations, financial institutions and high net worth individuals. Our clients are located worldwide and across many industries. We strive to expand our client base by attracting new clients and earn additional business from our existing clients.

Investment Philosophy

Our investment philosophy is focused on achieving superior long-term, total and risk-adjusted returns by investing in companies that generate free cash flow and appropriately allocate cash in ways that create shareholder value—through dividends, share repurchases, debt-reduction, sensible internal reinvestment or accretive acquisitions. As a result, our security selection process is based on free-cash-flow metrics and capital

*	See Item 7. ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’ included in this Annual Report on Form 10-K for further financial highlights.

allocation as opposed to traditional accounting-based metrics such as price-to-book and price-to-earnings ratios. We invest in businesses with understandable operating models, transparent financial statements, and are undervalued relative to our investment team’s value determinations. Risk management is integrated into each step of our investment process. Our portfolio construction process is designed to minimize stock-specific risk and manage volatility.

Investment Process

Our investment strategies are managed by a team of portfolio managers supported by fundamental and quantitative research analysts. Our research analysts subject the companies they cover to detailed analysis, focusing on a company’s management, business plan, financial statements, industry position and corporate governance. Our research analysts also spend a significant amount of time interacting with and visiting company management.

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

•

Manage Risk. Risk management is integrated into each step of the investment process. We have a team dedicated to quantitative research and risk management, ensuring that the portfolio construction process takes into account aggregation risks and diversification objectives. The goal is twofold: first, to minimize stock-specific risk through greater diversification, and second, to avoid unintended risks or biases at the portfolio level. While the research and security selection methodology is the starting point for all of our equity strategies, the portfolio construction process is adaptable to the specific parameters of each investment strategy and our clients’ individual guidelines.

Investment Strategies

We offer several U.S., non-U.S. and global investment strategies. Our strategies include both diversified and concentrated portfolios. All are based on the same core of bottom-up fundamental research. As of June 30, 2012, we offered the following investment strategies to our clients:

(1)	U.S. All Cap Value—Pursues long-term capital appreciation by investing in a portfolio of 50-60 U.S. stocks across a broad range of market capitalizations.

(2)	U.S. Value—Pursues long-term capital appreciation by investing in a portfolio of 40-60 large-capitalization U.S. companies.

(3)	U.S. Smid (small/mid) Cap Value—Pursues long-term capital appreciation by investing in a portfolio of 60-90 small- and mid-capitalization U.S. companies.

(4)	U.S. Small Cap Value—Pursues long-term capital appreciation by investing in a portfolio of 60-90 small-capitalization U.S. companies.

(5)	U.S. Choice—Pursues long-term capital appreciation by investing in a concentrated portfolio of 20-35 U.S. equity securities. The portfolio reflects the highest-conviction ideas of our investment team as appropriate for a concentrated portfolio.

(6)	International Small Cap—Pursues long-term capital appreciation by investing in a portfolio of 125-175 growing, attractively valued non-U.S. companies with market capitalizations below $5 billion.

(7)	Global Small Cap—Pursues long-term capital appreciation by investing in a portfolio of 150-175 growing, attractively valued global companies with market capitalizations below $5 billion.

(8)	Global Choice—Pursues long-term capital appreciation by investing in a concentrated portfolio of 25-35 global equity securities. The portfolio reflects the highest-conviction ideas of our investment team as appropriate for a concentrated portfolio.

(9)	Global Absolute Return—Pursues long-term capital appreciation by investing in a concentrated portfolio of 25-35 global equity securities. The portfolio reflects the highest-conviction ideas of our investment team as appropriate for a concentrated portfolio. The portfolio strategically allocates to cash to limit loss exposure.

(10)	Global Equity Shareholder Yield—Pursues total returns with high dividend income and below-market volatility by investing in a diversified portfolio of 90-120 global companies with strong and growing free cash flow. Companies in the portfolio possess managements that focus on creating value for shareholders through consistent and rational capital allocation policies with an emphasis on cash dividends, share repurchases and debt reduction—the key components of shareholder yield.

The following chart displays our investment strategies as a percentage of AUM as of June 30, 2012:

The table below depicts our investment strategies’ annual AUM for the past five years ended June 30, 2012 (in millions):

	As of June 30,
Investment Strategy	2012		2011	2010	2009	2008
Global Equity Shareholder Yield	$9,188		$3,811	$1,959	$1,515	$1,538
U.S. Value	5,052		4,661	3,403	2,340	1,499
U.S. All Cap Value	3,258		3,710	2,467	1,857	1,415
Global Choice	2,648	(2)	1,629	1,082	145	104
U.S. Smid Cap Value	1,013		1,115	902	749	409
International Small Cap	781		674	302	284	410
U.S. Small Cap Value	363		373	363	325	423
Global Small Cap	275		316	207	175	214
Other (1)	630	(2)	797	659	501	622

Total AUM	$23,208		$17,086	$11,344	$7,891	$6,634

(1)	Primarily includes U.S. Choice and Global Absolute Return strategies.
(2)	In the year ended June 30, 2012, approximately $170 million of AUM transferred from the Global Absolute Return investment strategy to the Global Choice investment strategy.

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

New Investment Vehicles

During the fiscal year ended June 30, 2012, we launched and seeded three new proprietary funds: the Epoch Global Shareholder Yield Fund, LLC, the Epoch Global All-Cap Fund, LLC, and the Epoch Global Choice Fund, LLC. The primary purpose of these investment vehicles is to accommodate institutional clients who do not meet our respective separate account minimums.

Performance Highlights

We measure relative investment performance by comparing our investment returns to competing investment strategies, industry benchmarks and client investment objectives. As long-term fundamental investors, we believe that our investment strategies yield the most benefits, and are best evaluated, over a long-term time horizon. The following table shows each investment strategy’s composite returns, net of management fees, for the one, three and five year periods ended June 30, 2012 and from the investment strategy’s inception, compared to their applicable benchmarks:

		Returns* (%)(2)
Strategy	Inception Date(1)	1 Year	3 Years	5 Years	Since Inception
U.S. Value	7/31/01	0.9	13.8	1.4	5.5
Russell 1000		4.4	16.6	0.4	3.5
Russell 1000 Value		3.0	15.8	(2.2)	3.9
S&P 500		5.4	16.4	0.2	3.1

U.S. All Cap Value	7/31/94	(0.9)	15.0	1.0	10.3
Russell 3000		3.8	16.7	0.4	8.4
Russell 3000 Value		2.6	15.9	(2.1)	8.7

Global Equity Shareholder Yield	12/31/05	2.8	15.4	1.7	6.2
MSCI World (Net)		(5.0)	11.0	(3.0)	1.9

Global Absolute Return	12/31/01	(2.4)	10.3	0.0	8.6
MSCI World (Net)		(5.0)	11.0	(3.0)	4.0
S&P 500		5.4	16.4	0.2	3.7
Barclays Capital U.S. Aggregate		7.5	6.9	6.8	5.7

Global Choice	9/30/05	(1.2)	12.0	0.1	6.7
MSCI World (Net)		(5.0)	11.0	(3.0)	2.3

U.S. Choice	4/30/05	0.1	17.0	1.1	5.8
Russell 3000		3.8	16.7	0.4	4.8

U.S. Smid Cap Value	8/31/06	(2.0)	17.0	1.3	4.3
Russell 2500		(2.3)	19.1	1.2	4.1
Russell 2500 Value		(1.5)	18.8	(0.2)	2.5

International Small Cap	1/31/05	(17.9)	10.6	(4.1)	6.2
MSCI World ex USA Small Cap (Net)		(15.7)	10.1	(4.9)	3.5

U.S. Small Cap Value	12/31/02	0.4	17.4	1.5	8.8
Russell 2000		(2.1)	17.8	0.5	9.4
Russell 2000 Value		(1.4)	17.4	(1.0)	9.0

Global Small Cap	12/31/02	(9.6)	13.6	0.2	10.5
MSCI World Small Cap (Net)		(8.4)	15.3	(1.4)	11.2

*	Index and investment strategy returns assume dividend reinvestment. Investment strategy returns are net of management fees.
(1)	Epoch Investment Partners, Inc. became a registered investment adviser under the Investment Advisers Act of 1940 in June 2004. Performance from April 2001 through May 2004 is for our investment team and accounts while at Steinberg Priest Sloane Capital Management, LLC. For the period July 1994 through March 2001, Chief Investment Officer William W. Priest managed the accounts while at Credit Suisse Asset Management, LLC.
(2)	The historical returns of these investment strategies are not necessarily indicative of their future performance.

Distribution Channels

Our investment management services are distributed through multiple channels. Our institutional sales efforts include building strong relationships with institutional consultants and also establishing direct relationships with institutional clients.

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

The following table provides information regarding the composition of our AUM by distribution channel for the past five years ended June 30, 2012 (in millions):

	As of June 30,
Distribution Channel	2012	2011	2010		2009	2008
Institutional	$12,096	$8,140	$4,915	(1)	$3,309	$3,263
Sub-advisory	10,848	8,680	6,183		4,332	3,080
High net worth	264	266	246		250	291

Total AUM	$23,208	$17,086	$11,344		$7,891	$6,634

(1)	During the twelve months ended June 30, 2010, approximately $820 million of AUM previously classified as Institutional was reclassified to Sub-advisory in conjunction with the adoption of the Epoch Funds by New York Life Investment Management.

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

In addition to an existing sub-advisory relationship with New York Life Investments for certain funds, and the adoption of the Epoch Funds indicated above, EIP and New York Life Investments have entered into an arrangement wherein, among other things, EIP and an affiliate of New York Life Investments have established a distribution and administration relationship with respect to certain separately managed account and unified managed account products, and for a period of three years New York Life Investments agrees to pay certain additional base fees and meet minimum distribution targets. For the fiscal year ended June 30, 2012, New York Life Investment Management, through the MainStay Epoch Funds and other funds sub-advised by EIP, accounted for approximately 17% of consolidated operating revenues. Our services and relationship with New York Life Investment Management is considered important to our ongoing growth strategy.

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

Business Continuity, Technology and Information Security

Business continuity and information security are high priorities for us. Our business continuity plans have been developed to provide reasonable assurance of business continuity in the event of disruptions of our facilities and to comply with regulatory requirements. The key elements of the plans are crisis management and back-up recovery facilities. In the area of information security, we have developed and implemented policies and technology to protect information of our firm and our clients.

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

We compete primarily on the basis of investment philosophy, investment performance, range of investment strategies and features, reputation, and quality of client service. We believe that our investment style, investment strategies, and distribution channels enable us to compete effectively in our industry. During the past few years we have also taken steps to increase awareness of our brand and investment strategies by prospects and clients.

We believe that being an independent asset management firm provides a competitive advantage, enabling our business model to avoid conflicts that are often inherent within larger institutions that offer a wide range of services. While we believe we will continue to be successful in growing our AUM, it may be necessary to expend additional resources to compete effectively. Our competitive success will depend upon our ability to develop and market investment strategies, adopt or develop new technologies, and continue to expand our relationships with existing clients and attract new ones. Our ability to compete also depends on our ability to attract and retain key employees while managing our compensation and other costs.

According to Pensions & Investments, a publication covering the money management industry, we ranked 186th worldwide out of 692 asset management firms as of December 31, 2011, based on our AUM level of $19.2 billion at that time. When comparing only the equity portion of AUM of all asset management firms, we ranked 114th out of 517 firms who had all or a portion of their AUM invested in equities.

Competitive Strengths

We are a global asset management firm with accomplished and experienced professionals that combines in-house research and insight. Our team of senior managers, including our investment professionals, marketing and sales directors, and client service personnel, averages over 20 years of industry experience. We pride ourselves on being able to offer clients a high level of attention from senior personnel. We have many highly skilled professionals who have chosen to be part of a smaller firm that has flexibility and preserves an entrepreneurial environment. All of our employees are shareholders. Accordingly, our employees’ interests are aligned with those of our clients and shareholders.

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

Growth Strategy

As we enter our ninth full year of operations, our growth strategy will remain focused on generating superior risk-adjusted investment returns, providing the highest level of client service and continuing to generate operating margins consistent with seasoned, mature firms within our industry. We will continue to be focused on the development of distribution channels to enable us to offer our various investment strategies to a broad array of clients. These efforts will continue to include developing relationships with investment advisory consultants, initiating managed accounts with institutions, and maintaining strong advisory and sub-advisory relationships. We are also looking to continue to expand internationally through our established distribution partners.

We routinely evaluate our strategic position and maintain a disciplined acquisition and alliance effort that seeks complementary investment strategies or new investment strategies which could benefit clients. While we continue to actively seek such opportunities, we will only act on opportunities that we believe will be accretive to our long-term business strategy.

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

Epoch Investment Partners, Inc. (“EIP”), our sole operating subsidiary, is registered as an investment adviser with the SEC. As a registered investment adviser, EIP is subject to the requirements of the Investment Advisers Act, the SEC’s regulations thereunder, and examination by the SEC. Requirements relate to, among other things, fiduciary duties to clients, engaging in transactions with clients, disclosure obligations, record keeping and reporting obligations, and general anti-fraud prohibitions. Moreover, in our capacity as a sub-advisor to mutual funds, we are subject to the Investment Company Act of 1940 (the “Investment Company Act”) and its rules and regulations. The Investment Company Act regulates the relationship between a mutual fund and its investment adviser and imposes additional obligations, including detailed operational requirements for both the funds and their advisers. Additionally, an investment adviser’s agreement with a registered fund may be terminated by the fund on not more than 60 days’ notice, and is subject to renewal by the fund’s board after an initial two-year term. Under the Investment Advisers Act, our investment management agreements may not be assigned without the client’s consent. Under the Investment Company Act, advisory agreements with registered funds, such as the funds we sub-advise, terminate automatically upon assignment. The term “assignment” is broadly defined and includes direct assignment as well as assignments that may be deemed to occur, under certain circumstances, upon the transfer, directly or indirectly, of a controlling interest in us. The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act and the Investment Company Act, ranging from fines and censures to termination of an investment adviser’s registration. The failure of EIP, or the registered funds for which EIP serves as sub-advisor, to comply with the requirements of the SEC could have a material adverse effect on us.

To the extent that EIP is a “fiduciary” under the Employment Retirement Act of 1974 (“ERISA”) with respect to benefit plan clients, it is subject to ERISA, and to regulations promulgated thereunder. ERISA and applicable provisions of the Internal Revenue Code impose certain duties on persons who are fiduciaries under ERISA, prohibit certain transactions involving ERISA plan clients, and provide monetary penalties for violations of these prohibitions. The Department of Labor, which administers ERISA, has been increasingly active in proposing and adopting regulations affecting the asset management industry. Failure to comply with these requirements could have a material adverse effect on our business.

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

The financial services industry has been the subject of intense regulatory scrutiny in recent years. Our business has been subject to increasing regulation in the United States and other countries, and we expect this trend to continue in the future. In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was enacted in July 2010, significantly altered the financial regulatory regime within which we operate. The Dodd-Frank Act is expansive in scope and the implications of the Act for our business will depend to a large extent on the rules that remain to be adopted by the SEC and other regulatory agencies implementing the legislation. Some of the aspects of the Dodd-Frank Act have already been implemented. Other aspects will be established over the next several years. It is difficult to predict the ultimate effects that the Dodd-Frank Act, or subsequent implementing regulations and decisions, will have upon our business and results of operations. Other jurisdictions outside the United States in which we operate are also in the process of devising or considering more pervasive regulation of many elements of the financial services industry, which could have an impact on us. The Dodd-Frank Act and its regulations, other new laws or regulations, changes in rules promulgated by either the SEC or other international, federal and state regulatory authorities or self-regulatory bodies, or changes in the interpretation or enforcement of existing laws and rules could materially and adversely impact the scope or profitability or our business We will continue to assess our business, risk management, and compliance practices to conform to developments in the regulatory environment.

The preceding descriptions of the regulatory and statutory provisions applicable to us are not complete and are qualified in their entirety by reference to their respective statutory or regulatory provisions.

Geographic Information

We have clients located worldwide. One of our key priorities is to continue to expand our global distribution network and partnerships. We are building our distribution network through both direct sales to clients and sales through intermediaries, such as investment consultants, private banks, and third-party distributors.

For the fiscal years ended June 30, 2012, 2011 and 2010, approximately 30%, 32% and 29%, respectively, of our total operating revenues were generated from clients domiciled outside the United States. Information relating to revenues by geographic region is contained in Note 17 in the Notes to our Consolidated Financial Statements in Item 8 of Part II of this Form 10-K, which is incorporated herein by reference.

Employees

We believe that a major strength and principal reason for our success is the quality and dedication of our employees and the shared sense of being a part of a team. We strive to maintain a work environment that fosters professionalism, excellence, diversity, cooperation among our employees, and high standards of business ethics.

As of June 30, 2012, we employed 63 full-time employees, including 26 investment management, research and trading professionals, 15 marketing and client service professionals and 22 operations and business management professionals. None of our employees are subject to any collective bargaining agreements. Our team of senior managers, including our investment professionals, marketing and sales directors, and client service personnel, averages over 20 years of industry experience. Since our founding eight years ago, we have had a very low turnover rate among our portfolio managers and analysts. The majority of our portfolio managers have devoted most of their professional careers to the analysis, selection and monitoring of the types of securities held in the funds or accounts they manage.

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

We derive all of our revenues from investment management services. The investment management fees paid to us are typically based on the market value of AUM. Accordingly, a general or prolonged decline in securities markets, and equity markets in particular, may cause our revenues and net income to decline due to (i) the value of our AUM decreasing, and/or (ii) clients withdrawing funds in favor of investments they perceive as offering greater opportunity or lower risk. The securities markets have recently been and may continue to be highly volatile and securities prices may decrease for many reasons beyond our control, including a general economic downturn, deterioration in the credit of sovereign nations, political uncertainty or acts of terrorism or war. In addition, any such decline in the equity markets, failure of these markets to sustain their prior levels of growth, or continued volatility in these markets could result in clients withdrawing funds from our investment strategies in full or in part, or decreased demand for our investment services, which would adversely affect us. Our operating margin may also be adversely affected if we are unable to reduce fixed costs and other expenses within a time frame sufficient to match any decrease in revenue relating to changes in our AUM.

Our investment style in the asset management business may underperform other investment approaches, which may result in client or asset departures or a reduction in AUM.

Even when securities prices are rising, performance can be affected by investment style. Many of the equity investment strategies in our asset management business share a common investment orientation toward fundamental security selection. Our overall investment philosophy is focused on achieving superior long-term, total and risk-adjusted returns by investing in companies that generate free cash flow. We believe this style tends to outperform the market in some market environments and underperform it in others. In particular, a prolonged “growth” environment (i.e., a prolonged period whereby growth stocks outperform value stocks) may cause our investment strategy to be out of favor with some clients, consultants or third-party intermediaries and may result in client or asset departures or a reduction in AUM.

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

•

the investment funds which we advise or sub-advise may decide not to renew or decide to terminate the agreements pursuant to which we advise or sub-advise them and we may not be able to replace these relationships; or

•	firms with which we have strategic alliances may terminate such relationships with us, and future strategic alliances may be unavailable.

Because our clients can remove the assets we manage on short notice, we may experience unexpected declines in revenue and profitability.

Our investment advisory and sub-advisory agreements can generally be terminated upon very short notice. Institutional and individual clients, and firms with which we have strategic alliances, can terminate their relationships with us, reduce the aggregate amount of AUM or shift their funds to other types of accounts with different fee structures for a number of reasons, including investment performance, changes in prevailing interest rates, changes in investment preferences, changes in their management or control, loss of our key investment management or other personnel, and financial market performance. Further, the ability to terminate relationships may allow clients to renegotiate for lower fees paid for asset management services. The decrease in revenues that results from any such significant terminations, withdrawals or reductions in fees could have a material adverse effect on our business.

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

Our ability to grow our business relies, in large part, on receiving mandates from the client base of investment consultants, insurance companies, defined contribution plan administrators, international and regional securities firms, mutual fund providers, third-party distributors and other intermediaries. These intermediaries review and evaluate our investment strategies and our organization. Poor reviews or evaluations of either the particular investment strategies or of our organization may result in client withdrawals or an inability to attract new assets through such intermediaries. The inability to have this access could materially adversely affect our business.

We depend on the continued services of our key personnel, and the loss of key personnel could have a material adverse effect on our business.

We depend upon the skills, expertise and continued contributions of our key personnel and our management team. The loss of any such personnel, without adequate replacement, could have a material adverse effect on our business, results of operations or financial condition. Loss of key personnel may occur due to perceived external opportunity for promotion, increased compensation, work environment or other individual reasons, some of which may be beyond our control.

Except for our CEO, there are no employment agreements with any other key employees. The loss of services of one or more key employees, or failure to attract, retain and motivate qualified personnel could limit our ability to successfully execute our business strategy, may prevent us from sustaining the performance of our investment strategies, or adversely affect our ability to retain existing clients and attract new clients. We do not carry any “key man” insurance that would provide us with proceeds in the event of the death or disability of any key members of senior management, our investment team, or senior marketing personnel.

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

Additionally, we use share-based awards as part of our compensation program and as a means for recruiting and retaining highly skilled talent. A decline in our share price could lessen the effectiveness of retaining employees through share-based awards. There can be no assurance that we will continue to successfully attract and retain key personnel.

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

In recent years, there have been a number of highly publicized cases involving fraud, conflicts of interest or other misconduct by individuals in the financial services industry, and there is the risk that our employees could engage in misconduct that adversely affects our business. For example, if an employee were to engage—or be accused of engaging—in illegal or suspicious activities (such as improper trading, disclosure of confidential information or breach of fiduciary duties), we could be subject to regulatory sanctions and serious reputational or financial harm. We are subject to a number of obligations and standards arising from our business and our authority over the assets we manage as well as our status as a public company listed on the NASDAQ Global Select Market. Accordingly, we have adopted and implemented a code of ethics and other related policies and procedures to address such obligations and standards. However, it is not always possible to deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in all cases. Misconduct by our employees, or even unsubstantiated allegations, could result in a material adverse effect on our reputation and our business.

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

Our AUM increased from approximately $7.9 billion at June 30, 2009 to approximately $23.2 billion at June 30, 2012, and it represents a significant rate of growth that may be difficult to sustain. The growth of our business depends on, among other things, our success in producing attractive returns in our investment strategies, our ability to expand our distribution capabilities, the overall performance of the equity markets, and our ability to deal with changing market conditions.

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

Pursuant to a strategic relationship with New York Life Investment Management, EIP is the sub-advisor to several mutual funds within New York Life Investment Management’s MainStay group of funds. As such, New York Life Investment Management accounted for approximately 17% of revenues for FY 2012. There can be no assurance that our relationship with New York Life will remain in place. A loss of this client would significantly impact our operating revenues and net income, and we may not be able to establish relationships with other clients in order to replace the lost revenues and net income.

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

Our expenses are subject to fluctuation and may increase for various reasons, including: variations in compensation due to changes in employee staffing levels, mix, or incentive compensation, expenses incurred to support the distribution of our investment strategies, and changes in expenses and costs incurred to maintain and enhance our administrative and operating services infrastructure.

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

A small portion of our investment advisory revenues is currently derived from performance fees. We earn performance fees under certain client agreements if the investment performance in the portfolio meets or exceeds a specified benchmark. In these instances, we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as a percentage of investment results in excess of a stated benchmark over a specified period of time. In addition, some performance-based fee arrangements include a high-watermark provision, which generally provide that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve the performance target or underperform for a particular period, we will not earn a performance fee for that period and, for accounts with a high-watermark provision, our ability to earn future performance fees may be impaired. We earned $5.2 million, $1.8 million and $0.8 million in performance fees during fiscal years 2012, 2011 and 2010, respectively. Performance fees may become more prevalent in our industry. An increase in performance fees, or in performance-based fee arrangements with clients, could create greater fluctuations in our revenues.

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

We are subject to numerous operational risks which may disrupt our business, result in regulatory action against us, damage our reputation, cause losses, or limit our growth.

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

Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavors to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code, and other events that have a security impact. If one or more of such events occurs, it potentially could jeopardize confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our clients’, our counterparties’ or third parties’ operations. We may be required to spend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to reputational damage, litigation and financial losses that are either not insured against fully or not covered through any insurance that we maintain.

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

We maintain insurance coverage focused on reducing potential losses related to our operations. We purchase insurance in amounts, and against risks, that we consider appropriate. There can be no assurance, however, that a claim or claims will be completely covered by insurance or, if covered, will not exceed the limits of our existing insurance coverage. If a loss occurs that is partially or completely uninsured, we could be exposed to substantial liability.

Insurance costs are impacted by market conditions and our risk profile and may increase significantly over relatively short periods. Renewals of insurance policies may result in additional costs through higher premiums or the assumption of higher deductibles or co-insurance liability.

Various factors may prevent the declaration and payment of cash dividends.

We have paid a quarterly cash dividend each quarter since the quarter ended December 31, 2007 and have paid special dividends from time to time. However, the payment of dividends in the future is subject to the discretion of our Board of Directors, and various events or factors may prevent us from paying dividends. Our Board of Directors will take into account factors such as general economic and business conditions, our financial condition and results of operations, our strategic plans and prospects, working capital requirements and anticipated cash needs, and any legal, contractual or regulatory restrictions.

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

The market price of our common stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur, which may limit or prevent investors from readily selling their common stock and may otherwise negatively affect the liquidity of our common stock. Some of the factors that could negatively affect the price of our common stock or result in fluctuations in the price or trading volume of our common stock include:

•	difficult global market and economic conditions;

•	withdrawals by clients of their assets;

•	poor investment performance;

•	unanticipated variations in our quarterly results of operations;

•	a reduction or termination of the regular dividend;

•	failure to meet analysts’ earnings estimates;

•	publication of negative research or press reports about us, or our investments or the investment management industry;

•	departures of key investment or management personnel;

•	fluctuations in the performance or share price of other investment management companies;

•	adverse publicity about the asset management industry generally or scandals specifically;

•	sales of a large number of shares of our common stock or the perception that such sales could occur; and

•	changes or proposed changes in laws or regulations or differing interpretations thereof affecting our business or enforcement of these laws and regulations, or announcements relating to these matters.

Our officers and directors own a substantial amount of our common stock and therefore exercise significant control over our corporate governance and affairs.

Our executive officers and directors control approximately 30% of our outstanding common stock (including exercisable stock options held by them). These shareholders, if they act together, may be able to exercise substantial influence over the outcome of corporate actions requiring approval of our shareholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control and might affect the market price of our common stock.

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

In recent years there have been several instances of industry consolidation. Further consolidation may occur in the future. The increasing size and market influence of certain competitors may have a negative impact on our prospects for growth and our profit margins in the future.

Extensive regulation of our business affects our activities and results in ongoing exposure to the potential for significant penalties, including fines or limitations on our ability to conduct our business.

The financial services industry is subject to extensive and complex regulation. We are subject to regulation by governmental and self-regulatory organizations in the jurisdictions in which we operate around the world. The regulatory bodies with jurisdiction over us, including U.S. and non-U.S. government agencies and self-regulatory organizations, as well as state securities commissions in the U.S., have the authority to grant, and in specific circumstances to cancel, permissions to carry on our business. Our failure to comply with applicable laws or regulations could result in censure, fines, suspension of personnel, or the suspension or revocation of our registration as an investment adviser. Even if a sanction imposed against us or our personnel is small in monetary amount, the adverse publicity arising from the imposition of sanctions against us by regulators could harm our reputation, cause us to lose existing clients or impede our ability to obtain new client relationships, which may reduce our revenues. The requirements imposed by our regulators are designed to ensure the integrity of the financial markets and to protect clients and other third parties who deal with us and are not designed to protect our stockholders. Consequently, these regulations often serve to limit our activities.

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

Instances of criminal activity and fraud by participants in the asset management industry, disclosures of trading and other abuses by participants in the financial services industry, and the previously required massive governmental intervention and investment in the financial markets and financial firms have lead the U.S. government and regulators to increase the rules and regulations governing, and oversight of, the U.S. financial system. The cumulative effect of these actions may result in increased expenses, or lower management fees, and therefore, adversely affect the revenues or profitability of our business.

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

Specific regulatory changes may also have a direct impact on our revenue. In addition to regulatory scrutiny and potential fines and sanctions, regulators continue to examine different aspects of the asset management industry. These regulatory changes and other proposed or potential changes may result in a reduction of revenue or an increase in expenses associated with asset management.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2.    Properties.

Our current operations are located at 640 Fifth Avenue, New York, NY. Business is conducted at this location with approximately 20,000 rentable square feet under long-term leases that expire in September 2015. We believe our present office space is adequate for our immediate operating needs. However, due to recent business expansion and to support our growth plans, in June 2012 we entered into a lease agreement for new corporate offices of approximately 39,500 rentable square feet, located at 399 Park Avenue, New York, NY. This lease commences September 1, 2012 and we expect to relocate to the new location once construction is completed, on or about February 1, 2013. The new lease expires on June 1, 2023. Upon the expiration of the lease term, the lease may be renewed at our option, for an additional five or ten years.

We are currently searching for a sub-tenant for our present location and do not expect to incur material costs in conjunction with the termination of our existing lease agreements.

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

Item 4.    Mine Safety Disclosures.

Not applicable.

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

The following table sets forth for the periods indicated the high, low, and quarter-end closing reported sale prices based on data reported by Bloomberg, as well as dividends declared per share for our Common Stock:

	Common Stock Prices			Dividends Declared
	High ($)	Low ($)	Closing Price ($)
				Regular($)	Special($)
FY 2012 - Quarter Ended
September 30	$20.01	$12.17	$13.57	$0.06
December 31	24.80	12.71	22.23	0.08	$0.75
March 31	26.02	22.36	23.88	0.08
June 30	27.80	22.15	22.78	0.08

				$0.30	$0.75

FY 2011 - Quarter Ended
September 30	$12.88	$9.43	$12.88	$0.05
December 31	17.85	12.51	15.53	0.05	$0.75
March 31	16.43	14.34	15.78	0.06
June 30	17.85	14.71	17.85	0.06

				$0.22	$0.75

The closing price for our common stock as reported on the NASDAQ Global Select Market on September 5, 2012 was $22.27.

As of September 5, 2012 there were approximately 900 holders of record of our common stock. Since many of the shares are held in street nominee name, we believe the number of beneficial owners of our common stock is substantially higher.

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

Special Cash Dividends

To date, we have paid four special dividends. As with regular dividends, the declaration of special dividends is subject to the determination by our Board of Directors.

Rule 10b5-1 Plans

Our executive officers may purchase or sell shares of our common stock in the open market from time to time. We encourage these officers to make these transactions through plans that comply with Exchange Act Rule 10b5-1(c). We do not receive any proceeds related to these transactions.

Equity Compensation Plan Information

As of June 30, 2012, there were 4,823,296 shares issued under the Company’s Amended and Restated 2004 Omnibus Long-Term Incentive Compensation Plan (the “2004 Plan”). There were 676,704 shares available for issuance comprising the following:

Plan Category	Number of securities to be issued upon exercise of outstanding options (A)		Weighted-average exercise price of outstanding options (B)	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (A)) (C)
Equity compensation plans approved by security holders	311,948	(1)	$6.17	364,756	(2)

(1)	Represents stock options granted in January 2009 under Epoch’s Amended and Restated 2004 Omnibus Long-Term Incentive Compensation Plan. See Note 12 to the consolidated financial statements for further information regarding the plan.
(2)	The 364,756 shares may be issued under our Amended and Restated 2004 Omnibus Long-Term Incentive Compensation Plan as options, restricted stock awards or any other form of equity compensation.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Common Stock Repurchase Plan

The following table summarizes on a monthly basis, share repurchases under the Company’s Share Repurchase Plan(1) during the fourth quarter ended June 30, 2012:

Period	Total Number of Shares Purchased	Weighted - Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan
April	8,200	$23.43	8,200	490,484
May	—	—	—	490,484
June	—	—	—	490,484

Total	8,200	$23.43	8,200	490,484

(1)	The Company’s Share Repurchase Plan was authorized in June 2008 by the Board of Directors and was subsequently amended in March 2009, December 2009 and October 2011 to increase the number of shares to be repurchased. A total of 1,150,000 shares were authorized to be repurchased under the Plan. The Share Repurchase Plan is not subject to an expiration date.
(2)	The weighted-average price per share is calculated on a trade date basis and includes commissions.

Employee Tax Withholding

To satisfy statutory employee tax withholding requirements related to the vesting of common shares, employees may elect to have the Company withhold shares and remit the necessary tax withholding on their behalf. We may promptly sell these shares in the open market on behalf of the employee or acquire them as treasury shares. Any resulting gain or loss on sale is accounted for as an adjustment to additional paid-in capital. During the fourth quarter ended June 30, 2012, a total of 3,175 employee relinquished shares related to employee tax withholding were acquired as treasury shares at a weighted-average price of $23.93 per share.

Stock Performance Graph

The graph and table that follow compare the performance of an investment in our Common Stock from June 30, 2007 through June 30, 2012 with the Russell 2000 Index, the Dow Jones U.S. Asset Managers Total Stock Market Index* (“Dow Jones US Asset Managers TSM”), a composite of publicly traded asset management companies, and an index comprised of public companies with the Standard Industrial Classification (“SIC”) Code 6282, Investment Advice. The graph and table assume a $100 investment in our Common Stock on June 30, 2007, and an equal investment in each of the selected indices, including reinvestment of dividends, if any. The performance shown in the graph and table represents past performance and should not be considered an indication of future performance.

(1)	$100 invested on June 30, 2007 in stock or index, including reinvestment of dividends. Fiscal year ending June 30.

	6/07	6/08	6/09	6/10	6/11	6/12
Epoch Holding Corporation	$100.00	$68.46	$67.05	$99.65	$154.05	$206.00
Russell 2000	100.00	83.81	62.84	76.35	104.91	102.73
Dow Jones US Asset Managers TSM*	100.00	87.16	65.70	60.02	76.89	72.61
SIC Code 6282	100.00	74.65	50.78	57.70	84.83	78.47

*	Formerly known as the Dow Jones Asset Manager’s Wilshire Index.

The foregoing graph and table shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in any previous or future documents filed by the Company with the SEC under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates the information by reference in any such document.

Item 6.    Selected Financial Data.

The table that follows presents our selected financial data. This data was derived from our consolidated financial statements and reflects our operations and financial position at the dates and periods indicated.

The following selected historical consolidated financial data should be read in conjunction with Part II, Item 7. ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’ and Item 8. ‘Financial Statements and Supplementary Data’ included in this Annual Report on Form 10-K.

Selected Financial Data

(dollars in thousands, except per share and AUM data)

	For the Years Ended June 30,
	2012	2011	2010	2009	2008
Consolidated Statements of Income Data:
Operating revenues:
Investment advisory and management fees	$87,211	$68,788	$52,546	$30,561	$33,634
Performance fees	5,171	1,811	814	624	172

Total operating revenues	92,382	70,599	53,360	31,185	33,806

Operating expenses(1):
Employee compensation and benefits	35,638	30,851	25,912	20,415	21,887
Occupancy and technology	4,944	4,310	4,374	3,458	3,550
Professional fees and services	4,241	3,139	2,536	2,051	2,350
General and administrative	2,765	2,200	1,840	1,627	2,034
Distribution and servicing fees	1,887	1,342	542	186	131

Total operating expenses	49,475	41,842	35,204	27,737	29,952

Operating income	42,907	28,757	18,156	3,448	3,854
Other income(2)	536	695	970	5,110	6,049
Provision for income taxes(3)	18,676	7,886	7,481	2,698	867

Net income	24,767	21,566	11,645	5,860	9,036
Cumulative preferred stock dividends(4)	—	—	—	—	460

Net income available to common stockholders	$24,767	$21,566	$11,645	$5,860	$8,576

Consolidated Balance Sheet Data:
Cash and cash equivalents	$24,528	$29,128	$36,447	$37,055	$37,436
Accounts receivable	$20,718	$17,183	$11,156	$7,523	$6,391
Total assets	$77,666	$70,861	$62,703	$55,007	$54,349
Long-term borrowings	$—	$—	$—	$—	$—
Total liabilities	$11,513	$9,126	$7,088	$5,217	$9,004
Total stockholders’ equity	$66,153	$61,735	$55,615	$49,790	$45,345

Common Share Data:
Earnings per share from continuing operations:
Basic	$1.06	$0.94	$0.52	$0.26	$0.42
Diluted	$1.05	$0.93	$0.52	$0.26	$0.41
Cash dividends declared and paid per common share(5)	$1.05	$0.97	$0.46	$0.24	$0.075
Weighted-average shares outstanding:
Basic	23,408	23,010	22,397	22,133	20,181
Diluted	23,552	23,183	22,545	22,133	21,911

Other Financial Data:
Operating margin(6)	46%	41%	34%	11%	11%
Cash provided by operations	$25,775	$18,633	$14,211	$855	$11,349
Working capital(7)	$38,722	$41,613	$43,697	$41,897	$36,792

AUM Data:
AUM (in millions):
End of fiscal year	$23,208	$17,086	$11,344	$7,891	$6,634
Average	$19,349	$14,376	$10,792	$5,864	$6,372
Net AUM flows	$5,828	$1,824	$2,564	$2,650	$1,087
Market appreciation/(depreciation)	$294	$3,918	$889	$(1,393)	$(454)

(1)	Certain prior year amounts have been reclassified to conform to the 2012 presentation.
(2)	Other income includes realized gains of $4.7 million and $4.2 million recognized from disposition of certain investments during the fiscal years ended June 30, 2009 and 2008, respectively.
(3)	Provision for income taxes was reduced in the fiscal year ended June 30, 2011 by the release of a valuation allowance of approximately $5.0 million against certain deferred tax assets. See Note 14 to the consolidated financial statements.
(4)	On July 1, 2008, the holder of the Company’s preferred stock converted their holdings into shares of the Company’s common stock. Accordingly, the preferred stock was cancelled and the conversion eliminated the holder’s rights to receive semi-annual dividends on the preferred stock.
(5)	Our Board of Directors began declaring cash dividends in the second quarter of the fiscal year ended June 30, 2008. Amounts shown include special cash dividends, where applicable.
(6)	Operating margin is computed by dividing operating income by total operating revenues.
(7)	Working capital is computed by subtracting current liabilities from current assets.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion together with our Consolidated Financial Statements and related notes included in this Annual Report on Form 10-K and the information set forth under Item 6, “Selected Financial Data.” The discussion contains forward-looking statements that involve known and unknown risks and uncertainties. For additional information regarding some of the risks and uncertainties that affect our business and the industry in which we operate, please read “Item 1A.—Risk Factors” included in this Annual Report on Form 10-K. Our actual results may differ materially from those estimated or projected in any of these forward-looking statements.

Overview

We are a global asset management firm with accomplished and experienced professionals. Our professional investment staff averages over 20 years of industry experience. Our Company was formed with the specific goal of responding to paradigm shifts occurring within the sources of global equity investment returns and within the structure of the investment management business as a whole.

Headquartered in New York City, we had approximately $23.2 billion in assets under management (“AUM”) as of June 30, 2012. We remain debt-free and continue to have substantial capital resources available to fund current operations and implement our long-term growth strategy.

Distribution Channels

Our operating subsidiary, Epoch Investment Partners (“EIP”), is a registered investment adviser under the Investment Advisers Act of 1940, as amended. Our sole line of business is to provide investment advisory and investment management services to clients including corporations, public pension funds, retirement plans, foundations, endowments, financial institutions and high net worth individuals. These services are provided through separately managed accounts and commingled vehicles, such as sub-advised mutual funds and our proprietary private investment funds. Our investment strategies are primarily distributed through three distribution channels. These channels and the relative percentage of managed assets at June 30, 2012 are: institutional (52%), sub-advisory (47%) and high net worth (1%).

All of the assets we manage are invested utilizing our investment strategies. We do not invest assets of our clients in any investment strategies of third parties.

Nearly all the assets we manage for our institutional and high net worth clients are managed as separate accounts. To the extent that any of our institutional or high net worth clients are invested in mutual funds for which we serve as sub-advisor or proprietary investment funds for which we serve as investment advisor, the assets are included in the reported AUM of the respective fund. In particular, mutual funds for which we serve as investment sub-advisor are reported as ‘Sub-advisory’ and our proprietary funds are reported as ‘Institutional’. For those assets that are invested in funds that we manage, the fees are assessed strictly at the fund level, as part of the contractual management fee or related sub-advisory fee of the respective fund. There is no additional management fee.

Investment Philosophy

Our investment philosophy is focused on achieving superior long-term, total and risk-adjusted returns by investing in companies that generate free cash flow, appropriately allocate cash to create returns for shareholders, have understandable business models, possess transparent financial statements, and are undervalued relative to our investment team’s value determinations. Risk management is integrated into each step of our investment process. Our portfolio construction process is designed to minimize stock-specific risk and manage volatility.

Revenue

We earn revenues from managing client accounts under investment advisory and sub-advisory agreements. These agreements specify, among other things, the investment strategy for the account and the management fees to be paid, and are generally terminable by either party on relatively short notice. Fees vary by investment strategy, account size and servicing requirements. Fees are generally higher for international or global equity investment strategies than for U.S. investment strategies. Agreements remain in effect indefinitely, with the exception of sub-advised funds which are typically subject to annual approval by the respective fund’s board of directors.

Revenues are generally derived as a percentage of AUM. The majority of accounts pay us management fees pursuant to a tiered fee schedule in which the fee rate declines as the amount of AUM increases. The fees we earn on institutional and high net worth separate accounts are typically based on the value of AUM at the end of the quarter. Our institutional separate account investment advisory agreements generally provide for fees ranging from 45 to 100 basis points of AUM annually, and our high net worth investment advisory agreements generally provide for fees ranging from 100 to 125 basis points of AUM annually. Fees earned from services to mutual funds under sub-advisory agreements are typically calculated based on the average of the daily net asset value of the fund. Due to the generally reduced client distribution and servicing requirements and the typically larger account size, the average advisory fees we earn on sub-advisory accounts as a percentage of AUM are lower than the advisory fees we earn on our institutional accounts, and generally range from 35 to 85 basis points of AUM annually. Fees earned for services provided to our proprietary funds (i.e. limited liability companies) are calculated based upon net asset values at the end of the month, and range from 80 to 150 basis points of AUM annually. Accordingly, notwithstanding an increase or decrease in AUM from quarter-end to quarter-end, significant fluctuations in asset values within a given quarter may have a more pronounced impact on revenues generated from sub-advised mutual funds than on revenues generated from separate accounts or our proprietary funds. Under some circumstances, particularly in connection with the introduction of a new proprietary fund, we may waive a portion of a fund’s management fee and/or pay some expenses of the fund. Our proprietary funds currently represent less than 1% of our AUM.

Some of the institutional client accounts and proprietary funds we manage provide for performance fees according to the performance of the account or fund relative to certain agreed-upon benchmarks, which typically results in a lower base fee, but may permit us to earn higher fees if the relevant investment strategy outperforms the agreed-upon benchmark. Generally, if an agreement includes a performance fee, the performance fee ranges from 10% to 20% of the investment performance in excess of the relative benchmark. Several of our accounts with performance fees include a high-watermark provision which generally provides that if the account underperforms relative to its performance target, it must gain back such underperformance before we can collect future performance-based fees.

Typically, investment advisory agreements may not be assigned (including as a result of transactions, such as a direct or indirect change of control of the asset manager that would constitute an assignment under the Investment Advisers Act of 1940 or other applicable regulatory requirements) without the prior consent of the client. When the asset management client is a U.S. registered mutual fund or closed end fund, the fund’s board of directors generally must annually approve the investment management contract, and any material changes to the contract, and the board and fund shareholders must approve any assignment of the contract (including as a result of transactions that would constitute an assignment under the Investment Company Act of 1940).

Investment advisory agreements are generally terminable upon thirty or fewer days’ notice. Our clients may elect to terminate their relationships with us, reduce the aggregate amount of assets under our management, or shift their funds to other types of accounts with different fee structures.

As revenues are derived as a percentage of AUM, among other factors, they are dependent upon:

•	performance of financial markets,

•	performance of our investment strategies,

•	our ability to retain existing clients and attract new ones, and

•	changes in the composition of AUM.

Expenses

Our most significant operating expense is employee compensation and benefits, comprising fixed salaries, variable incentive compensation, share-based compensation, and employee benefits. Variable incentive compensation is based upon our operating results, including AUM growth, investment performance, and operating income. Our level of compensation reflects our plan to maintain competitive compensation levels to retain key personnel. Other operating expenses include occupancy and technology costs, professional fees and services, general and administrative costs, and distribution and servicing fees.

AUM Fair Value Measurement

AUM consists of actively traded securities. The fair value of these securities that comprise our AUM, and materially impacts the determination of revenue, is measured using Level 1 inputs, as defined by the Fair Value Topic in the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”), which are publicly available, unadjusted quoted prices in active markets. These prices are obtained from an independent pricing service. We substantiate the values obtained with another independent pricing service to confirm all prices are valid. There is no estimation involved in the calculation of AUM that materially impacts our revenue recognition.

Key Priorities for Driving Growth

We remain committed to the development and growth of our business. Our main objectives are to achieve consistent and superior long-term investment performance for our clients, while further developing our distribution channels, both in the U.S. and abroad. Management has identified the following key priorities for driving growth:

•

Generate superior risk-adjusted performance. We strive to produce superior long-term, risk-adjusted returns by constructing portfolios with risk/reward profiles that do not assume a high degree of capital risk. As of June 30, 2012, nearly all of our investment strategies have outperformed their respective benchmarks for the past five year period, as well as since their inception.

•

Continue to review and develop our suite of investment strategies and investment vehicles. We have developed several new investment strategies since our inception. Investment strategy development stems from our investment team’s skill and market knowledge, as well as our responsiveness to client and market demands. During the fiscal year ended June 30, 2012, we launched and seeded three new investment vehicles with the primary purpose to accommodate institutional clients who do not meet our respective separate account minimums.

•

Further develop consultant relationships. Consultant relationships serve an important role in helping us to further develop and expand our distribution channels. In the past year we have developed new consultant relationships and have expanded existing ones.

•

Continue to expand our global distribution network and partnerships. An important part of our growth the past few years has come from abroad as our investment management reputation continues to gain international recognition. Operating revenues from our international clients was approximately 30% for the year ended of June 30, 2012. Additionally, we continue to expand our retail and separately managed account distribution capabilities through our strategic partnership with New York Life Investment Management.

Key Financial Performance Indicators

We monitor a variety of key financial performance indicators to evaluate our business results. The charts that follow depict our annual growth in certain key financial performance measures over the past five years:

1.	Ending AUM

2.	Average AUM

3.	Operating Revenues vs. Operating Expenses

4.	Operating Margin*

*	Defined as operating income divided by operating revenue.

Financial Highlights

For the fiscal year ended June 30, 2012, we reached several operating milestones. AUM exceeded $23 billion, annual operating revenues were in excess of $90 million, and our operating margin continued to grow. Some noteworthy accomplishments and items during the past year were as follows:

•

AUM at June 30, 2012 was $23.2 billion, representing a 36% increase from a year ago. Primarily contributing to the increase was the continued expansion of our institutional and sub-advisory channels, coupled with market performance.

•	Net AUM inflows were $5.8 billion. We have experienced net inflows every year since our inception.

•

Our fiscal year 2012 operating margin was 46%, compared with 41% in the previous year, as our operating leverage continued to benefit from AUM and revenue growth. A significant factor in this increase was a 31% increase in operating revenues.

•	In October 2011, our Board of Directors increased our quarterly cash dividend rate from $0.06 per share to $0.08 per share. This represents the fourth dividend rate increase.

•

In November 2011, our Board of Directors declared a special cash dividend of $0.75 per share as a result of our strong cash position, debt-free balance sheet, and confidence in our business. The aggregate dividend payment totaled approximately $17.5 million and was paid in January 2012.

•

Our balance sheet remains strong. Cash flows from operations were $25.8 million. At June 30, 2012, working capital was $38.7 million, while cash and cash equivalents and accounts receivable were $45.2 million. We remain debt-free.

Key Performance Indicators

The table below presents financial results from what we consider to be our key operating and financial drivers for the past three fiscal years ended June 30:

				’12 vs ’11 Change		’11 vs ’10 Change
	2012	2011	2010	Amt	%	Amt	%
Operating Indicators ($ in millions):
AUM at end of fiscal year	$23,208	$17,086	$11,344	$6,122	36%	$5,742	51%
Average AUM for the fiscal year	$19,349	$14,376	$10,792	$4,973	35%	$3,584	33%
Net client flows	$5,828	$1,824	$2,564	$4,004	220%	$(740)	(29%)

Financial Indicators
($ in thousands, except share data):
Operating Revenue	$92,382	$70,599	$53,360	$21,783	31%	$17,239	32%
Operating Income	$42,907	$28,757	$18,156	$14,150	49%	$10,601	58%
Net Income	$24,767	$21,566	$11,645	$3,201	15%	$9,921	85%
Earnings Per Share:
Basic	$1.06	$0.94	$0.52	$0.12	13%	$0.42	81%
Diluted	$1.05	$0.93	$0.52	$0.12	13%	$0.41	79%
Operating Margin(1)	46%	41%	34%	5%	NM	7%	NM

Adjusted Financial Indicators(4)
($ in thousands, except share data):
Net Income(2)	24,767	$21,566	$11,645	$3,201	15%	$9,921	85%
Less: Tax valuation allowance release	—	4,964	535	(4,964)	(100%)	4,429	NM

Adjusted net income(3)	$24,767	$16,602	$11,110	$8,165	49%	$5,492	49%

Earnings Per Share:
Basic Earnings Per Share:
Basic earnings per share(2)	1.06	0.94	0.52	0.12	13%	0.42	81%
Less: Per share effect of tax valuation allowance release	—	0.22	0.02	(0.22)	(100%)	0.20	NM

Adjusted basic earnings per share(3)	$1.06	$0.72	$0.50	$0.34	47%	$0.22	44%

Diluted Earnings Per Share:
Diluted earnings per share(2)	$1.05	$0.93	$0.52	$0.12	13%	$0.41	79%
Less: Per share effect of tax valuation allowance release	—	0.21	0.03	(0.21)	(100%)	0.18	NM

Adjusted diluted earnings per share(3)	$1.05	$0.72	$0.49	$0.33	46%	$0.23	47%

NM Not meaningful.

(1)	Defined as operating income divided by operating revenue.
(2)	U.S. Generally Accepted Accounting Principles (“GAAP”) measure.
(3)	Non-GAAP measure for FY 2011 and FY 2010.
(4)	The Adjusted Net Income and Adjusted Earnings Per Share (EPS) for the fiscal years ended June 30, 2011 and 2010 adjust for the impact of releases of valuation allowances on certain deferred tax assets in those respective years. The amounts were $4.9 million and $0.5 million for the fiscal years ended June 30, 2011 and 2010, respectively. The impact on basic EPS was $0.22 and $0.02 for the years ended June 30, 2011 and 2010, respectively. The impact on diluted EPS was $0.21 and $0.03 for the years ended June 30, 2011 and 2010, respectively. The Company no longer had any deferred tax asset valuation allowances as of June 30, 2011.

We consider the use of the non-GAAP measures presented above to be helpful in assessing the performance of the continuing operations of our business. By continuing operations we mean the ongoing revenue and expenses of the business, excluding certain items that render comparisons with prior periods or analysis of on-going operating trends more difficult, such as expenses or benefits not directly related to the delivery of our services. In particular, in fiscal year 2011 the release of a valuation allowance on certain deferred tax assets significantly impacted Net Income and Earnings Per Share. These adjusted measures are not presented in accordance with, nor are they a substitute for GAAP. The non-GAAP financial measures used in the table should not be considered in isolation from measures of financial performance prepared in accordance with GAAP and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP.

Consistent with this approach, we believe that disclosing these non-GAAP financial measures to the readers of our financial statements provides such readers with useful supplemental data that, while not a substitute for financial measures prepared in accordance with GAAP, allows for greater transparency in the review of our financial and operational performance.

Business Environment

As an investment management and advisory firm, our results are impacted by the prevailing global economic climate, including such factors as corporate profitability, investor confidence and interest rates. These factors can directly affect investor sentiment and global equity markets and, accordingly, our investment returns and AUM.

During the year ended June 30, 2012, markets globally exhibited significant volatility, impacted by the most difficult and challenging conditions since 2008. The European sovereign debt crisis and a slowdown in economic growth globally resulted in significantly heightened investor concerns. Performance across equity markets worldwide varied. In the U.S., returns were positive despite worries about persistent economic weakness and high unemployment. In contrast, returns in Europe and Asia were negative. The economic environment in which we operate continues to be challenging as we move into fiscal 2013. Investment returns for select broad market indices were as follows:

	Fiscal Year Ended June 30,
Index(1)	2012	2011	2010
Dow Jones Industrial Average(2)	6.6%	27.0%	18.9%
NASDAQ Composite(2)	7.1%	31.5%	16.0%
S&P 500(2)	5.4%	30.7%	14.4%
MSCI World (net)(2)	(5.0%)	30.5%	10.2%

(1)	Assumes dividend re-investment.
(2)	Indices are trademarks of Dow Jones & Company, NASDAQ Stock Market, Inc., McGraw-Hill Companies, Inc. and MSCI Inc., respectively, which are not affiliated with Epoch.

Assets under Management (“AUM”)

Our AUM has continued to increase, experiencing positive net inflows every year since inception. The graph below depicts the quarterly AUM and revenue growth for the past two fiscal years.

The following table sets forth the changes in our AUM for the past three fiscal years (dollars in millions):

	Twelve Months Ended June 30,
	2012	2011	2010
Institutional
Beginning of period AUM	$8,140	$4,915	$3,309
Inflows	4,748	1,985	2,227
Outflows	(896)	(458)	(183)

Net inflows/(outflows)	3,852	1,527	2,044
Reclassification	—	—	(820	)(1)
Market appreciation/(depreciation)	104	1,698	382

Net change	3,956	3,225	1,606

End of period AUM	12,096	8,140	4,915

Sub-advisory
Beginning of period AUM	8,680	6,183	4,332
Inflows	3,269	1,304	1,518
Outflows	(1,281)	(980)	(966)

Net inflows/(outflows)	1,988	324	552
Reclassification	—	—	820	(1)
Market appreciation/(depreciation)	180	2,173	479

Net change	2,168	2,497	1,851

End of period AUM	10,848	8,680	6,183

High net worth
Beginning of period AUM	266	246	250
Inflows	9	28	5
Outflows	(21)	(55)	(37)

Net inflows/(outflows)	(12)	(27)	(32)
Reclassification	—	—	—
Market appreciation/(depreciation)	10	47	28

Net change	(2)	20	(4)

End of period AUM	264	266	246

Total
Beginning of period AUM	17,086	11,344	7,891
Inflows(2)	8,026	3,317	3,750
Outflows(2)	(2,198)	(1,493)	(1,186)

Net inflows/(outflows)	5,828	1,824	2,564
Reclassification	—	—	—
Market appreciation/(depreciation)(3)	294	3,918	889

Net change	6,122	5,742	3,453

End of period AUM	$23,208	$17,086	$11,344

Percent change in total AUM	35.8%	50.6%	43.8%
Net inflows/Beginning of period AUM	34.1%	16.1%	32.5%

(1)	During the twelve months ended June 30, 2010, approximately $820 million of AUM previously classified as Institutional was reclassified as Sub-advisory in conjunction with the adoption of the Epoch Funds by New York Life Investment Management.

(2)	Inflows include new client accounts and additional assets into existing client accounts. Outflows include closed accounts and withdrawals of assets from existing client accounts. For the Sub-advisory channel, inflows also include mutual fund distributions which are reinvested and outflows include mutual fund distributions which are not reinvested. Such mutual fund distributions are not a material portion of the gross flows.
(3)	Market appreciation/(depreciation) includes the impact of foreign currency fluctuations.

For the Twelve Months Ended June 30, 2012

AUM increased to $23.2 billion at June 30, 2012 from $17.1 billion at June 30, 2011. This increase was primarily attributable to the ongoing expansion of our client base and flows into existing accounts. We continued to expand our Institutional and Sub-advisory channels. Gross inflows into our Institutional distribution channel were approximately $4.7 billion and gross outflows were approximately $0.9 billion. Market appreciation on assets in our Institutional channel was approximately $0.1 billion. Growth in the Institutional channel included several new Institutional accounts, totaling approximately $3.4 billion, particularly in our Global Equity Shareholder Yield, Global Choice, U.S. Value and International Small Cap investment strategies.

Gross inflows into our Sub-advisory distribution channel were approximately $3.3 billion and gross outflows were approximately $1.3 billion. Market appreciation on assets in our Sub-advisory channel was approximately $0.2 billion. Growth in the Sub-advisory channel primarily represented flows into existing Sub-advisory relationships, particularly in our Global Equity Shareholder Yield, U.S. Value and Global Choice investment strategies.

During fiscal year 2012, we saw an increase in investor preference for global portfolios. In particular, there has been increasing demand for our Global Equity Shareholder Yield strategy – a diversified, global, dividend yield portfolio, and our Global Choice strategy – a concentrated portfolio of global equity securities. Net inflows into our Global Equity Shareholder Yield and Global Choice strategies were approximately $4.9 billion and $0.8 million, respectively.

As of June 30, 2012, nearly all of our strategies had outperformed their respective benchmarks for the 5-year and since-inception periods. For the 1-year period ended June 30, 2012, our investment strategies had both positive and negative returns ranging from approximately 3% in Global Equity Shareholder Yield to -18% in International Small Cap. Global Equity Shareholder Yield comprised the majority of the total market appreciation as a result of its proportionate share of total AUM during the period. Overall market appreciation was primarily reduced by the negative return in the International Small Cap strategy. For further information regarding the performance of our investment strategies and their applicable benchmarks, please see Item 1. ‘Performance Highlights’ included in this Annual Report on Form 10-K.

For the Twelve Months Ended June 30, 2011

AUM increased to $17.1 billion at June 30, 2011 from $11.3 billion at June 30, 2010. This increase was attributable to market performance, coupled with the ongoing expansion of our client base and flows into existing accounts. Gross inflows into our Institutional distribution channel were approximately $2.0 billion and gross outflows were approximately $0.5 billion. Market appreciation on assets in our Institutional channel was approximately $1.7 billion. Growth in the Institutional channel included several new Institutional accounts, totaling approximately $1.3 billion, particularly in our Global Equity Shareholder Yield, U.S. Value, U.S. All Cap, International Small Cap and Global Choice investment strategies.

Gross inflows into our Sub-advisory distribution channel were approximately $1.3 billion and gross outflows were approximately $1.0 billion. Market appreciation on assets in our Sub-advisory channel was approximately $2.2 billion. Growth in the Sub-advisory channel primarily represented flows into existing Sub-advisory relationships, particularly in our Global Equity Shareholder Yield, U.S. Value, U.S. All Cap and Global Choice investment strategies.

Net inflows into our Global Equity Shareholder Yield, U.S. Value and U.S. All Cap Value strategies were approximately $1.1 billion, $0.3 billion and $0.3 billion, respectively.

As of June 30, 2011, nearly all of our strategies had outperformed their respective benchmarks for the 1-year, 5-year, and since-inception periods. All of our investment strategies had significant positive returns in the fiscal year ended June 30, 2011, ranging from approximately 25% to 40%. U.S. Value, U.S. All Cap Value, Global Equity Shareholder Yield and Global Choice comprised the majority of the total market appreciation, primarily as a result of their proportionate share of total AUM during the period.

For the Twelve Months Ended June 30, 2010

AUM increased to $11.3 billion at June 30, 2010 from $7.9 billion at June 30, 2009. This increase was primarily attributable to the expansion of our client base and flows into existing accounts, along with market appreciation. Gross inflows into our Institutional distribution channel were approximately $2.2 billion. Gross outflows were approximately $0.2 billion. Separately, approximately $0.8 billion of AUM previously classified as Institutional was reclassified to Sub-advisory in conjunction with the adoption of the Epoch Funds by New York Life Investment Management. Market appreciation on assets in our Institutional channel was approximately $0.4 billion. Growth in the Institutional channel included several new Institutional accounts, totaling approximately $1.5 billion, particularly in our Global Choice, U.S. Value and U.S. All Cap investment strategies.

Gross inflows into our Sub-advisory distribution channel were approximately $1.5 billion. Gross outflows were approximately $1.0 billion. Separately, approximately $0.8 billion of AUM previously classified as Institutional was reclassified to Sub-advisory, as noted above. Market appreciation on assets in our Sub-advisory channel was approximately $0.5 billion. Growth in the Sub-advisory channel represented both new Sub-advisory relationships as well as flows into existing Sub-advisory relationships, particularly in our U.S. Value, U.S. All Cap, Global Equity Shareholder Yield and Global Choice investment strategies.

Net inflows into our Global Choice and U.S. Value strategies were approximately $0.9 billion and $0.8 billion, respectively.

As of June 30, 2010, nearly all of our strategies had outperformed their respective benchmarks for the 3-year, 5-year, and since-inception periods. All of our investment strategies had positive returns in the fiscal year ended June 30, 2010, ranging from approximately 10% to 18%. Global Equity Shareholder Yield, U.S. Value, U.S. All Cap Value and U.S. Smid Cap Value comprised the majority of the total market appreciation, primarily as a result of their proportionate share of total AUM during the period.

Our revenues are correlated with the levels of our AUM. Our AUM fluctuates based on changes in the market value of accounts advised and managed by us, and on our fund flows. As a long-only equity manager, a general or prolonged decline in equity markets may cause our revenues and net income to decline due to the value of our AUM decreasing, and/or clients withdrawing funds in favor of investments they perceive as offering greater opportunity or lower risk.

We believe that market conditions and our investment performance are critical elements in our attempts to grow our AUM and business. Since we are long-term fundamental investors, we believe that our investment strategies yield the most benefits, and are best evaluated, over a long-term timeframe. We believe that our investment strategies are generally evaluated by our clients and our potential future clients based on their relative performance since inception, and the previous 1-year, 3-year, and 5-year periods. There has typically been a correlation between our strategies’ investment performance and the size and direction of asset flows. To the extent that our returns for these periods outperform client benchmarks or peers, we would generally anticipate increased asset flows. Correspondingly, negative returns relative to client benchmarks or peers could cause existing clients to reduce their exposure to our products and hinder new client acquisitions.

For a description of our investment strategies and their respective performance, please see Item 1. ‘Investment Strategies’ and ‘Performance Highlights’ included in this Annual Report on Form 10-K.

For a further discussion of risks related to our AUM, please see Item 1A. ‘Risk Factors’ and Item 7A. ‘Quantitative and Qualitative Disclosures About Market Risk’ included in this Annual Report on Form 10-K.

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

In addition to an existing sub-advisory relationship between EIP and New York Life Investments for certain funds, and the adoption of the Epoch Funds indicated above, EIP and New York Life Investments have entered into an arrangement wherein, among other things, EIP and an affiliate of New York Life Investments have established a distribution and administration relationship with respect to certain separately managed account and unified managed account products, and for a period of three years New York Life Investments agrees to pay certain additional base fees and meet minimum distribution targets. For the fiscal years ended June 30, 2012, 2011 and 2010, New York Life Investment Management, through the MainStay Epoch Funds and other funds sub-advised by EIP, accounted for approximately 17%, 19% and 16% of consolidated operating revenues, respectively. Our services and relationship with New York Life Investment Management is considered important to our ongoing growth strategy.

Distribution Channels

The following charts show our AUM by distribution channel and annual changes, as well as their percentage of AUM as of the end of the last three fiscal years (dollars in millions):

As of June 30, 2012		1-Year Change
Distribution Channel	AUM	Amt	%
Institutional	$12,096	$3,956	49%
Sub-advisory	10,848	2,168	25%
High net worth	264	(2)	(1%)

Total AUM	$23,208	$6,122	36%

As of June 30, 2011		1-Year Change
Distribution Channel	AUM	Amt	%
Sub-advisory	$8,680	$2,497	40%
Institutional	8,140	3,225	66%
High net worth	266	20	8%

Total AUM	$17,086	$5,742	51%

As of June 30, 2010		1-Year Change
Distribution Channel	AUM	Amt	%
Sub-advisory(1)	$6,183	$1,851	43%
Institutional(1)	4,915	1,606	49%
High net worth	246	(4)	(2%)

Total AUM	$11,344	$3,453	44%

(1)

During the year ended June 30, 2010, approximately $820 million of AUM previously classified as Institutional was reclassified to Sub-advisory in conjunction with the adoption of the Epoch Funds by New York Life Investment Management.

Investment Strategies

The following charts show our AUM by investment strategy and annual changes, as well as their percentage of AUM as of the end of the last three fiscal years (dollars in millions):

As of June 30, 2012		1-Year Change
Investment Strategy	AUM	Amt	%
Global Equity Shareholder Yield	$9,188	$5,377	141%
U.S. Value	5,052	391	8%
U.S. All Cap Value	3,258	(452)	(12%)
Global Choice (2)	2,648	1,019	63%
U.S. Smid Cap Value	1,013	(102)	(9%)
Int’l Small Cap	781	107	16%
U.S. Small Cap Value	363	(10)	(3%)
Global Small Cap	275	(41)	(13%)
Other(1), (2)	630	(167)	(21%)

Total AUM	$23,208	$6,122	36%

As of June 30, 2011		1-Year Change
Investment Strategy	AUM	Amt	%
U.S. Value	$4,661	$1,258	37%
U.S. All Cap Value	3,710	1,243	50%
Global Equity Shareholder Yield	3,811	1,852	95%
Global Choice	1,629	547	51%
U.S. Smid Cap Value	1,115	213	24%
Int’l Small Cap	674	372	123%
U.S. Small Cap Value	373	10	3%
Global Small Cap	316	109	53%
Other(1)	797	138	21%

Total AUM	$17,086	$5,742	51%

As of June 30, 2010		1-Year Change
Investment Strategy	AUM	Amt	%
U.S. Value	$3,403	$1,063	45%
U.S. All Cap Value	2,467	610	33%
Global Equity Shareholder Yield	1,959	444	29%
Global Choice	1,082	937	646%
U.S. Smid Cap Value	902	153	20%
Int’l Small Cap	302	18	6%
U.S. Small Cap Value	363	38	12%
Global Small Cap	207	32	18%
Other(1)	659	158	32%

Total AUM	$11,344	$3,453	44%

(1)	Primarily includes U.S. Choice and Global Absolute Return strategies.
(2)	In the year ended June 30, 2012, approximately $170 million of AUM transferred from the Global Absolute Return investment strategy to the Global Choice investment strategy.

Revenue by Geographic Region

The following charts show our operating revenue by geographic region and annual changes, as well as their percentage of total operating revenues for the last three fiscal years (dollars in thousands):

As of June 30, 2012		1-Year Change
Geographic Region	Revenue	Amt	%
U.S.	$64,499	$16,505	34%
Australia	10,322	3,398	49%
Canada	10,204	1,775	21%
Europe	5,898	(136)	(2%)
Asia/Africa	1,459	241	20%

Total Revenue	$92,382	$21,783	31%

As of June 30, 2011		1-Year Change
Geographic Region	Revenue	Amt	%
U.S.	$47,994	$10,223	27%
Australia	6,924	3,144	83%
Canada	8,429	1,409	20%
Europe	6,034	1,325	28%
Asia/Africa	1,218	1,138	1,423%

Total Revenue	$70,599	$17,239	32%

As of June 30, 2010		1-Year Change
Geographic Region	Revenue	Amt	%
U.S.	$37,771	$13,422	55%
Australia	3,780	3,415	936%
Canada	7,020	1,905	37%
Europe	4,709	3,405	261%
Asia/Africa	80	28	54%

Total Revenue	$53,360	$22,175	71%

Results of Operations

For the Fiscal Years Ended June 30, 2012, 2011 and 2010

Revenues

(Dollars in thousands)	2012	2011	2010	’12 vs ’11 Change		’11 vs ’10 Change
				$	%	$	%
Investment advisory and management fees	$87,211	$68,788	$52,546	$18,423	27%	$16,242	31%
As a percent of total revenue	94%	97%	98%

The 27% increase in investment advisory and management fees for the fiscal year ended June 30, 2012 primarily reflects a 35% increase in average AUM, partly offset by a decrease in our annualized effective fee rate to 45 basis points in fiscal 2012 from 48 basis points in fiscal 2011. The increase in AUM is primarily a result of net inflows from new and existing clients. Net inflows for the fiscal year were approximately $5.8 billion. Average AUM for the year ended June 30, 2012 was approximately $19.3 billion compared with $14.4 billion for the prior year.

The 31% increase in investment advisory and management fees for the fiscal year ended June 30, 2011 primarily reflects a 33% increase in average AUM, partly offset by a decrease in our annualized effective fee rate to 48 basis points in fiscal 2011 from 49 basis points in fiscal 2010. The increase in AUM is primarily a result of market performance and net inflows from new and existing clients. Net inflows for the fiscal year were approximately $1.8 billion. Average AUM for the year ended June 30, 2011 was approximately $14.4 billion compared with $10.8 billion for the prior year.

Our average effective fee rate (investment advisory and management fees, excluding performance fees, as a percentage of average assets under management) overall was approximately 45, 48 and 49 basis points in fiscal years 2012, 2011 and 2010, respectively. Differences in investment strategies, investment size, fee structure, and distribution channel affect our average effective fee rate.

Institutional separate accounts had an average effective fee rate of approximately 52, 57 and 58 basis points in fiscal years 2012, 2011 and 2010, respectively. Institutional separate accounts were approximately 49%, 43% and 43% of AUM during those years, respectively. Institutional separate accounts increased to 52% of AUM as of June 30, 2012 as a result of several new institutional separate account mandates during the latter portion of the fiscal year ended June 30, 2012.

Sub-advisory AUM had an average effective fee rate of approximately 38, 40 and 42 basis points in fiscal years 2012, 2011 and 2010, respectively. Sub-advisory AUM was approximately 50%, 55% and 55% of AUM during those years, respectively. Sub-advisory AUM decreased to approximately 47% of AUM as of June 30, 2012 as a result of several new institutional separate account mandates during the latter portion of the fiscal year ended June 30, 2012.

As our tiered fee schedules or negotiated fees typically allow for lower fee rates as account size increases, additional inflows from existing institutional clients and from existing sub-advisory relationships, as well as a general increase in the size of new mandates, have gradually reduced the effective fee rates. Additionally, the agreements on certain separate accounts which commenced in fiscal 2010 and fiscal 2011, and which have a performance fee component, generally have a reduced base management fee. Although growth in our global and international product AUM has been a key contributor to our overall increase in AUM and therefore management fees, effective fee rates have slightly declined due to the impact of larger mandates from new and existing clients in all strategies, as well as the addition of several accounts with performance fee arrangements.

While the average effective fee rate has declined gradually, our margins and profitability have increased. In assessing profitability, we generally focus on marginal revenues and marginal costs.

For the fiscal years ended June 30, 2012, 2011 and 2010, New York Life Investment Management, through the MainStay Epoch Funds and other funds sub-advised by EIP, accounted for approximately 17%, 19% and 16% of consolidated operating revenues, respectively.

For a further discussion of risks related to our fees, please see Item 1A. ‘Risk Factors’ included in this Annual Report on Form 10-K.

(Dollars in thousands)	2012	2011	2010	’12 vs ’11 Change		’11 vs ’10 Change
				$	%	$	%
Performance fees	$5,171	$1,811	$814	$3,360	186%	$997	122%
As a percent of total revenue	6%	3%	2%

We have certain fee agreements that allow us to earn performance fees in the event that investment returns meet or exceed certain pre-established benchmarks specified in the agreements. Revenues for these incentives are recognized only when such performance targets are met or exceeded at the end of the measurement period.

The period in which performance fees are recognized may vary by account, based upon the particular client arrangement (i.e. quarterly or annual measurement period), commencement date of the agreement, and performance criteria. Most of our performance fee agreements are based upon an annual measurement period. However, that period may vary across contracts (i.e. June 1 through May 31 for a client that commences on June 1, and December 1 through November 30 for a client that commences on December 1). We have several performance fee arrangements with a quarterly measurement period, typically based on three-year rolling cumulative performance through the end of the respective quarter.

For the fiscal years ended June 30, 2012, 2011 and 2010, approximately 10%, 10% and 8% of AUM, respectively, had the ability to generate performance fees with varying measurement periods and criteria.

The increase in performance fees during the fiscal year ended June 30, 2012 stemmed from the addition of new accounts with performance fee agreements, coupled with relative performance on both the new and existing performance fee agreements. The increase in the fiscal year ended June 30, 2011 over the previous year was the result of relative performance on new and existing accounts with performance fee agreements.

Expenses

We are continuously managing and reviewing our resource allocation. Our largest expense is compensation. Our ability to compete depends, in part, on our ability to attract and retain key employees while managing our compensation and other costs.

(Dollars in thousands)	2012	2011	2010	’12 vs ’11 Change		’11 vs ’10 Change
				$	%	$	%
Employee compensation and related benefits	$35,638	$30,851	$25,912	$4,787	16%	$4,939	19%
As a percent of total revenue	39%	44%	49%

Employee compensation and related benefits include salaries, share-based compensation, incentive compensation, benefits, signing bonuses, severance, commissions and payroll taxes. Maintaining and recruiting high-caliber, experienced employees are critical to our growth strategy. We place a high emphasis on pay for performance. As such, changes in our Company’s performance as well as changes in the underlying performance of our investment strategies have an impact on compensation and benefits.

Incentive compensation and share-based compensation are primarily based on our operating results, including AUM growth, net inflows, investment performance, operating income and margins. However, there are no predetermined formulas or weighting factors used to determine compensation. The Company also reviews peer compensation surveys but does not specifically set any compensation elements or pay levels versus the survey results. Rather, the Company uses the comparative survey data as part of its decision-making process in the determination of the appropriate level and mix of each component of compensation in any given year.

We generally issue share awards to employees shortly following the calendar year and these awards facilitate employee retention through multi-year vesting. Commissions are paid to certain sales persons and are based on a percentage of management fees earned on the respective assets under management.

For the fiscal year 2012, these expenses included salary expense of $10.8 million, incentive compensation of $13.5 million, amortization of stock-based compensation of $7.2 million, commissions of $1.4 million and benefits and payroll taxes of $2.7 million. The increase during fiscal year 2012 was driven by additions to professional staff, merit increases, and our operating results, including AUM growth and increased operating income and margins. Average headcount increased approximately 8% during the year ended June 30, 2012, when compared with the prior year period. Several additions were made to our investment and client relations teams to support our business expansion. As a percentage of total revenue, employee compensation and related benefits declined from the previous year.

For the fiscal year 2011, these expenses included salary expense of $9.3 million, incentive compensation of $11.9 million, amortization of stock-based compensation of $6.3 million, commissions of $1.1 million and benefits and payroll taxes of $2.2 million. Similar to fiscal year 2012, the increase during fiscal year 2011 was driven by additions to professional staff, merit increases, and our operating results, including AUM growth and increased operating income and margins. Average headcount increased approximately 12% during the year ended June 30, 2011, when compared with the prior year period. Several additions were made to our investment and client relations teams to support our business expansion. As a percentage of total revenue, employee compensation and related benefits declined from the previous year.

We anticipate employee compensation and related benefits cost to increase in the upcoming fiscal year in conjunction with an increase in our professional staff to support the planned growth of our business.

				’12 vs ’11 Change		’11 vs ’10 Change
(Dollars in thousands)	2012	2011	2010	$	%	$	%
Occupancy and technology	$4,944	$4,310	$4,374	$634	15%	$(64)	(1%)
As a percent of total revenue	5%	6%	8%

Occupancy and technology expenses consist primarily of office rent and related costs, market data services, information technology costs and depreciation. Increases in market data services and software costs were the primary reasons for the increase in these costs for the fiscal year ended June 30, 2012.

In conjunction with anticipated growth, we recently entered into a lease agreement for expanded new corporate headquarters. The lease commences on September 1, 2012. The Company will relocate upon completion of construction in the new location, which is expected to be on or about February 1, 2013. As a result, rent expense is expected to increase by approximately $3.0 million for the fiscal year ended June 30, 2013. The Company is currently searching for a sub-tenant for our present headquarters and does not expect to incur material costs in conjunction with the termination of its existing lease agreements, which expire in September 2015.

				’12 vs ’11 Change		’11 vs ’10 Change
(Dollars in thousands)	2012	2011	2010	$	%	$	%
Professional fees and services	$4,241	$3,139	$2,536	$1,102	35%	$603	24%
As a percent of total revenue	5%	4%	5%

These expenses include outside legal fees, independent accountants’ fees, consulting fees, employee placement fees and other professional services. An increase in legal and consulting fees was the primary reason for the increase in the fiscal year ended June 30, 2012. A reduction in employee placement fees partially offset the increase. Increased employee placement fees during the fiscal year ended June 30, 2011 were the primary reason for the increase during that period.

				’12 vs ’11 Change		’11 vs ’10 Change
(Dollars in thousands)	2012	2011	2010	$	%	$	%
General and administrative	$2,765	$2,200	$1,840	$565	26%	$360	20%
As a percent of total revenue	3%	3%	3%

General and administrative expenses consist primarily of expenses for travel and entertainment, advertising and marketing, insurance, and other office related expenses. Increased travel expenses to support new client mandates and the expansion of our distribution efforts were the primary reason for the increases in general and administrative expenses for both the fiscal years ended June 30, 2012 and June 30, 2011.

				’12 vs ’11 Change		’11 vs ’10 Change
(Dollars in thousands)	2012	2011	2010	$	%	$	%
Distribution and servicing fees	$1,887	$1,342	$542	$545	41%	$800	148%
As a percent of total revenue	2%	2%	1%

Distribution and servicing fees represent amounts paid to third-party distributors or administrators in conjunction with the sale or administration of certain separate accounts. Distribution fees are generally a percentage of investment advisory and performance fees earned on the underlying accounts. Distribution fees associated with the commencement of several new client accounts caused the increases in each of the periods shown.

				’12 vs ’11 Change		’11 vs ’10 Change
(Dollars in thousands)	2012	2011	2010	$	%	$	%
Other income	$536	$695	$970	$(159)	(23%)	$(275)	(28%)
As a percent of income before income taxes	1%	2%	5%

Other income primarily includes gains and losses on investments and interest income. Prior to the fiscal year ended June 30, 2012, this also included rental income from the sublease of premises to a third party. The decline in other income during the fiscal year ended June 30, 2012 primarily reflects a decrease in interest income and no rental income. During the fiscal year ended June 30, 2011, the expiration of the sublease resulted in a $0.4 million reduction in rental income from 2010, partially offset by gains on investments.

				’12 vs ’11 Change		’11 vs ’10 Change
(Dollars in thousands)	2012	2011	2010	$	%	$	%
Provision for income taxes	$18,676	$7,886	$7,481	$10,790	137%	$405	5%
Effective income tax rate	43%	27%	39%

The increase in the provision for income taxes and the effective income tax rate for the fiscal year ended June 30, 2012 compared with the fiscal year ended June 30, 2011 reflects both higher pre-tax income and the release of a valuation allowance of $5.0 million against certain deferred tax assets during the fiscal year ended June 30, 2011.

During the fiscal year ended June 30, 2011 management determined that a valuation allowance against certain deferred tax assets, relating to acquired net operating losses and alternative minimum tax credits, was no longer appropriate as it was more likely than not that these deferred tax assets will be realized in future operating periods. Accordingly, the Company released a valuation allowance of approximately $5.0 million. This determination was made based upon factors such as earnings history, pre-tax income growth rates, and operating income levels. The release reduced the income tax provision and increased the deferred tax assets, but had no effect on cash flows.

Similarly, the release of the valuation allowance was the primary factor for the decrease in the provision for income taxes and the effective income tax rate for the fiscal year ended June 30, 2011 compared to the fiscal year ended June 30, 2010. The release resulted in an increase in our basic earnings per share of $0.22 and diluted earnings per share of $0.21 for the fiscal year ended June 30, 2011. Excluding the effect of the valuation allowance release, our effective income tax rate would have been approximately 44% for the fiscal year ended June 30, 2011.

Liquidity and Capital Resources

Sources of Liquidity

Our principal source of liquidity is cash flows from operating activities, particularly investment management fees. Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents and accounts receivable. While it is currently our intention to hold the held-to-maturity securities until maturity and our other investments long term, we have the ability to convert these items into cash and cash equivalents during any fiscal year. Cash and cash equivalents, accounts receivable, held-to-maturity securities, and our other investments accounted for approximately 81% of total assets at June 30, 2012 and June 30, 2011.

The following table summarizes our principal and potential sources of liquidity as of June 30, 2012 and June 30, 2011 (dollars in thousands):

	June 30, 2012	June 30, 2011
Balance Sheet Data:
Cash and cash equivalents	$24,528	$29,128
Accounts receivable	20,718	17,183
Held-to-maturity securities	1,218	1,960
Trading securities	5,040	—
Available-for-sale securities	8,448	8,384
Equity method investments	2,580	523

Total	$62,532	$57,178

Percent of total assets	81%	81%

We believe that the sources of liquidity described above as well as our continuing cash flows from operations will be sufficient to meet our operating needs for the foreseeable future and will enable us to continue implementing our growth strategy. We do not anticipate a need for an external source of liquidity.

Uses of Liquidity

We remain committed to growing our business in this challenging market environment and to returning value to our stockholders, therefore we expect that our main uses of cash will be to pay corporate operating expenses, recruit key personnel, enhance our operating and technology infrastructure, pay dividends, and repurchase shares of our common stock when appropriate.

Our philosophy regarding the maintenance of a balance sheet with a large component of cash and cash equivalents reflects our views on potential future capital requirements relating to enhancement of our investment capabilities, creation and expansion of distribution channels, potential strategic acquisitions or transactions, support of our infrastructure growth, and possible challenges to our business. If we believe that we have sufficient capital for the aforementioned needs and circumstances, our approach is to return a portion of our excess liquidity to our shareholders. Accordingly, we declared a special dividend of $0.75 per share, or $17.5 million in aggregate, in November 2011, paid in January 2012. We regularly assess our liquidity position in view of our current and potential future needs.

Cash Flow Analysis

A summary of the Statements of Cash Flows for the fiscal years ended June 30 is as follows (dollars in thousands):

	Fiscal Year Ended June 30,
	2012	2011	2010
Cash flows provided by/(used in):
Operating activities	$25,775	$18,633	$14,211
Investing activities	(3,026)	(3,792)	(3,778)
Financing activities	(27,349)	(22,160)	(11,041)

Net decrease in cash and cash equivalents	(4,600)	(7,319)	(608)
Cash and cash equivalents at beginning of period	29,128	36,447	37,055

Cash and cash equivalents at end of period	$24,528	$29,128	$36,447

Cash Flows from Operating Activities

Our cash flows from operating activities are calculated by adjusting net income to reflect other significant operating sources and uses of cash, certain significant non-cash items such as share-based compensation, and timing differences in the cash settlement of operating assets and liabilities. Significant operating sources and uses of cash that are not reflected in net income include net cash flows associated with the purchase and sale of investments in Company-sponsored vehicles classified as trading securities.

For the fiscal years ended June 30, 2012, 2011 and 2010, our net cash provided by operating activities totaled $25.8 million, $18.6 million and $14.2 million, respectively. The increases in each fiscal year were primarily driven by the increases in revenues and related operating income, coupled with timing differences in the cash settlement of assets and liabilities.

Accounts receivable increased by $3.5 million at June 30, 2012 when compared with the prior year and is reflective of higher management fees during the fourth quarter ended June 30, 2012 as a result of the significantly increased level of AUM. Net cash used in conjunction with the purchase and sale of investments in Company-sponsored vehicles classified as trading securities was $4.8 million. The purpose of these investments was primarily seed capital for new investment vehicles. Accrued compensation and benefits increased by $0.9 million from the comparable period a year ago, and primarily represents accruals for incentive compensation. This liability is generally paid shortly after the calendar year.

Accounts receivable increased by $6.0 million at June 30, 2011 when compared with the prior year and is reflective of higher management fees during the fourth quarter ended June 30, 2011 as a result of the significantly increased level of AUM. Accrued compensation and benefits increased by $1.5 million when compared with the prior year, and primarily represents accruals for incentive compensation.

Cash Flows from Investing Activities

Our cash flows from investing activities consist primarily of capital expenditures, the purchase and redemption of held-to-maturity securities, and investments in Company-sponsored products and a non-affiliated limited partnership.

Cash flows used in investing activities totaled $3.0 million for the fiscal year ended June 30, 2012. Investments of $2.3 million in Company-sponsored investment products accounted for most of the cash flows used in investing activities during the fiscal year. The purpose of these investments was primarily seed capital for new investment products. A security deposit in conjunction with a new lease agreement accounted for $1.2 million of the cash flows used in investing activities.

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

Cash flows used in investing activities for the fiscal year ended June 30, 2010 totaled $3.8 million. During the year we purchased $2.4 million of high-grade debt securities yielding higher interest rates than money market instruments. These securities are classified as held-to-maturity securities on the Consolidated Balance Sheets as it is our intention to hold these securities until they mature. Capital expenditures of approximately $1.6 million for leasehold improvements and office equipment also contributed to the use of funds.

Cash Flows from Financing Activities

Our cash flows from financing activities primarily reflect the payment of common stock dividends, the repurchase of our common stock, and the recognition of excess tax benefits associated with share-based compensation.

Net cash used in financing activities was $27.3 million, $22.2 million and $11.0 million for the fiscal years ended June 31, 2012, 2011 and 2010, respectively. The primary cash flows used in financing activities for those periods were dividends of $24.5 million, $22.2 million and $10.2 million, respectively. Included in the dividends were regular dividends of $7.0 million, $5.1 million and $3.5 million, respectively, and special dividends of $17.5 million, $17.1 million and $6.7 million, respectively. During those same periods, we repurchased a total of $6.0 million, $1.5 million, and $1.7 million of common shares, respectively, pursuant to our authorized common stock repurchase plan and in conjunction with employee tax withholding obligations on the vesting of common shares. See ‘Common Stock Repurchase Plan’ and ‘Employee Tax Withholding’ sections below for additional detail.

Working Capital

Our working capital for the past two years is set forth in the table below (dollars in thousands):

	June 30,		Change
	2012	2011	$	%
Current Assets	$49,704	$50,044	$(340)	(1%)
Current Liabilities	10,982	8,431	2,551	30%

Working Capital	$38,722	$41,613	$(2,891)	(7%)

Deferred Tax Assets

As of June 30, 2012, the Company had $8.9 million in long-term deferred tax assets, primarily relating to acquired net operating losses and alternative minimum tax credits. The Company believes there is sufficient positive evidence existing from earnings history, pre-tax income growth rates, current operating income levels, and the outlook for sustained profitability, to conclude that it is more likely than not that these deferred tax assets will be fully realized in future operating periods.

Capital Expenditures

In June 2012 we entered into a lease agreement for a new corporate headquarters of approximately 39,500 rentable square feet, located at 399 Park Avenue, New York, NY. This lease commences September 1, 2012 and we anticipate leasehold improvements and the purchases of additional office equipment, net of the landlord’s contribution, to be in the range of $4.0 million to $5.0 million. Any related capital expenditures and obligations for such office space will be paid from our cash flows from operations.

Regular Cash Dividends

We have been paying regular quarterly dividends since the quarter ended December 31, 2007. Regular quarterly dividends declared per share totaled $0.30, $0.22, and $0.16 for the fiscal years ended June 30, 2012, 2011 and 2010, respectively. The aggregate dividend payments were approximately $7.0 million, $5.1 million, and $3.5 million, respectively. During the second quarter of fiscal year 2012, we increased the quarterly dividend rate from $0.06 to $0.08 per share.

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

Special Cash Dividends

The Board of Directors declared special cash dividends per share of $0.75, $0.75 and $0.30 during the fiscal years ended June 30, 2012, 2011 and 2010, respectively. The aggregate dividend payments were $17.5 million, $17.1 million and $6.7 million, respectively. We have paid four special dividends to date.

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

As of June 30, 2012, we have repurchased a cumulative total of 659,516 shares and have 490,484 shares remaining for repurchase under the existing repurchase plan. The table below presents annual shares repurchased and the weighted-average price per share:

For the Years Ended June 30,
2012		2011		2010
Shares Repurchased	Weighted- Average Price per Share(2)	Shares Repurchased	Weighted- Average Price per Share(2)	Shares Repurchased	Weighted- Average Price per Share(2)
79,500	$15.01	97,615(1)	$15.45	209,601	$9.21

(1)	Includes 81,815 employee relinquished shares to satisfy statutory employee tax withholding requirements.
(2)	The weighted-average price per share is calculated on a trade date basis and includes commissions.

For additional information regarding repurchases of our equity securities, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.”

Employee Tax Withholding

To satisfy statutory employee tax withholding requirements related to the vesting of common shares, employees may elect to have the Company withhold shares and remit the necessary tax withholding on their behalf. We may promptly sell these shares in the open market on behalf of the employee or acquire them as treasury shares. Any resulting gain or loss on sale is accounted for as an adjustment to additional paid-in capital. During the year ended June 30, 2012, a total of 209,364 employee relinquished shares related to employee tax withholding were acquired as treasury shares at a weighted-average price of $22.96 per share.

Fair Value Measurements

Our investments classified as trading securities and available-for-sale securities are measured at fair value. Fair value for these investments is measured using Level 1 inputs, as defined by the Fair Value Topic in the FASB ASC, which are publicly available, unadjusted quoted prices in active markets. We do not hold any derivative instruments or financial liabilities. See Note 5 to the Consolidated Financial Statements for a further discussion on Fair Value Measurements.

Contractual Obligations

Office Space

Our current operations are located at 640 Fifth Avenue, New York, New York. Business is conducted at this location with approximately 20,000 rentable square feet under long-term leases that expire in September 2015. We believe our present office space is adequate for our immediate operating needs. However, due to recent business expansion and to support our growth plans, in June 2012 we entered into a lease agreement for new corporate offices of approximately 39,500 rentable square feet, located at 399 Park Avenue, New York, NY. This lease commences September 1, 2012 and we expect to relocate to the new location once construction is completed, on or about February 1, 2013. The new lease expires on June 1, 2023. Upon the expiration of the lease term, the lease may be renewed at our option, for an additional five or ten years.

We are currently searching for a sub-tenant for our present location and do not expect to incur material costs in conjunction with the termination of our existing lease agreements.

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

Summary of Contractual Obligations

We have contractual obligations to make future payments, primarily in connection with non-cancelable operating lease agreements. The following table summarizes all contractual obligations (dollars in thousands):

	Payments Due in Fiscal Years Ended June 30,
	2013	2014-2015	2016-2017	Thereafter	Total
Office leases	$1,700	$10,276	$7,847	$24,161	$43,984
Other operating leases	36	—	—	—	36

Total obligations	$1,736	$10,276	$7,847	$24,161	$44,020

Included in the table above is $4.5 million in aggregate commitments through September 2015 related to the Company’s present headquarters, but for which sub-tenants are being pursued. See Note 10 the Consolidated Financial Statements for additional disclosures related to our commitments.

Off-Balance Sheet Arrangements

As of June 30, 2012, we had no off-balance sheet arrangements.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and disclosure of contingent assets and liabilities. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that we feel to be relevant at the time our consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

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

Share-Based Compensation

Share-based compensation expense reflects the fair value of share based awards measured at grant date, is recognized over the relevant service period, and is adjusted each period for anticipated forfeitures. The fair value of stock options are measured at grant date using the Black-Scholes option-pricing model. Implementation of the Black-Scholes option-pricing model requires us to make certain assumptions, including expected volatility, risk-free interest rate, expected dividend yield and expected life of the options. We utilize assumptions that we believe to be most appropriate at the time of the valuation.

Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU No. 2011-04 generally provides a uniform framework for fair value measurements and related disclosures between U.S. GAAP and International Financial Reporting Standards (“IFRS”). Additional disclosure requirements in the update include, among other things, the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU No. 2011-04 is effective for the interim and annual periods beginning on or after December 15, 2011. Early adoption is not permitted. The Company adopted this standard during the three months ended March 31, 2012. The adoption of this standard did not have a material impact on its consolidated financial position, results of operations, or cash flows.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures About Offsetting Assets and Liabilities. ASU No. 2011-11 provides new disclosure requirements regarding the nature of an entity’s right of setoff and related arrangements associated with its derivative and other financial instruments. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods therein, with retrospective application required. The new disclosures are designed to make financial statements that are prepared under U.S. GAAP more comparable to those prepared under IFRS. The Company does not anticipate that the adoption of the new disclosure requirements will have a material impact on its consolidated financial position, results of operations, or cash flows.

Effects of Inflation

Because our assets are, to a large extent, liquid in nature, they are not significantly affected by inflation. However, the rate of inflation can directly affect various expenses, including employee compensation and occupancy and technology costs, which may not be readily recoverable in the fees we charge for asset management. Further, to the extent inflation adversely affects the securities markets, it may impact revenues.

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

Our AUM was approximately $23.2 billion as of June 30, 2012. At June 30, 2012 we performed a sensitivity analysis to assess the potential loss in the fair value and associated revenue of our market-risk sensitive AUM. Assuming a 10% decrease in the value of AUM solely due to market declines and the change proportionally distributed over all of our investment strategies, the fair value of our AUM would decrease by an estimated $1.8 billion, which would cause an annualized decrease in total investment advisory and management fees of approximately $8.2 million. We do not hedge equity price risk on this exposure.

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

Company Investments

We are exposed to fluctuations in the market security price of the Company’s investments. Company investments primarily consist of investments in Company-sponsored investment vehicles, including mutual funds, investment strategy separate accounts, and affiliated limited liability companies. Company investments also include an investment in a non-affiliated investment limited partnership. We do not hedge our market security price risk related to these investments and do not intend to do so in the future.

At June 30, 2012 and June 30, 2011, we performed a sensitivity analysis to assess the potential loss in the fair value of these market-risk sensitive securities. The following table represents the estimated impact on our financial position assuming a hypothetical 10% decline in associated market indices (in thousands):

	Fair Value	Fair Value Assuming 10% Decline(1)	Decrease in Stockholders’ Equity(2)
At June 30, 2012:
Trading securities:
Epoch Global All-Cap Fund, LLC	$2,929	$2,677	$142
Epoch Global Choice Fund, LLC	2,111	1,915	111
Available-for-sale securities:
Company-sponsored mutual funds	1,133	1,025	60
Epoch Global Champions separate account	1,088	980	61
Epoch U.S. Equity Shareholder Yield separate account	2,000	1,800	113
Investment in non-affiliated limited partnership	4,227	4,156	40
Equity method investments:
Epoch Global Equity Shareholder Yield Fund, LLC	2,073	1,912	91
Epoch Global Absolute Return Fund, LLC	507	465	24

Total	$16,068	$14,930	$642

At June 30, 2011:
Available-for-sale securities:
Company-sponsored mutual funds	$1,179	$1,067	$63
Investment in non-affiliated limited partnership	4,144	4,132	7
Epoch Global All Cap separate account	3,061	2,752	174
Equity method investments:
Epoch Global Absolute Return Fund, LLC	523	477	26

Total	$8,907	$8,428	$270

(1)	Based upon the investment’s correlation with its associated market index, a hypothetical 10% decline in the associated market index may result in a change other than 10% in the respective investment.

(2)	The investments in the Epoch Global All-Cap Fund, LLC and the Epoch Global Choice Fund, LLC are accounted for as trading securities. Unrealized and realized gains or losses on trading securities are included in net income. The investments in the Company-sponsored mutual funds, the Epoch Global Champions separate account, the Epoch U.S. Equity Shareholder Yield separate account, and the investment in the non-affiliated limited partnership are classified as available-for-sale securities. Unrealized gains or losses on available-for-sale securities are recorded in accumulated other comprehensive income/(loss), net of tax, as a separate component of stockholders’ equity until realized. The investments in the Epoch Global Equity Shareholder Yield Fund, LLC and the Epoch Global Absolute Return Fund, LLC are accounted for using the equity method, under which our share of net earnings or losses is included in net income. All amounts shown in this column are net of tax.

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

The table below provides information about our investment securities held-to-maturity, including expected principal flows for the fiscal years June 30, 2013 through June 30, 2018 and thereafter (in thousands):

	Fiscal Years Ended June 30,						Total Principal Cash Flows	Fair Market Value at June 30, 2012
	2013	2014	2015	2016	2017	Thereafter
Long-term debt securities	$700	$500	$—	$—	$—	$—	$1,200	$1,242
Weighted-average interest rate	1.93%	2.66%	—	—	—	—	2.23%

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

We monitor the quality of the institutions where our cash is deposited, the balance of which, at times, may be in excess of the Federal Deposit Insurance Corporation insurance limits. While changes in interest rates could decrease our interest income, we do not believe we have a material exposure to changes in interest rates. We do not undertake any specific actions to cover our exposure to interest rate risk and are not a party to any interest rate risk transactions.

Foreign Currency Exchange Risk

Certain client portfolios include securities denominated in foreign currencies. Accordingly, foreign currency fluctuations may affect the levels of our AUM. For securities denominated in currencies other than U.S. dollars, an increase in the value of the U.S. dollar relative to those non-U.S. currencies may result in a decrease in the dollar value of our AUM, which, in turn, would result in lower U.S. dollar denominated revenues. We estimate that, as of June 30, 2012, a 10% weakening or strengthening of the U.S. dollar against all or any combination of currencies to which our portfolios have exposure to exchange rates would not have a material effect on our revenues.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on that assessment, management has concluded that, as of June 30, 2012, the Company’s internal control over financial reporting is effective.

CF & Co., L.L.P., an independent registered public accounting firm, has issued an attestation report on the effective operation of the Company’s internal control over financial reporting as of June 30, 2012. As stated in their report appearing herein, CF & Co., L.L.P. has expressed an unqualified opinion on the effective operation of internal control over financial reporting as of June 30, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Epoch Holding Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Epoch Holding Corporation and Subsidiaries as of June 30, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2012. We also have audited Epoch Holding Corporation and Subsidiaries’ internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Epoch Holding Corporation and Subsidiaries’ management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management report on internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Epoch Holding Corporation and Subsidiaries as of June 30, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2012, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Epoch Holding Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

CF & Co., L.L.P.

Dallas, Texas

September 10, 2012

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,
	2012	2011
ASSETS

Current assets:
Cash and cash equivalents	$24,528	$29,128
Accounts receivable	20,718	17,183
Deferred income taxes—(Note 14)	2,477	2,344
Held-to-maturity securities, at amortized cost (fair value of $710 and $357, respectively)—(Note 6)	706	355
Prepaid and other current assets	1,275	1,034

Total current assets	49,704	50,044

Held-to-maturity securities, at amortized cost (fair value of $532 and $1,651, respectively)—(Note 6)	512	1,605
Trading securities, at fair value—(Note 5)	5,040	—
Available-for-sale securities, at fair value (cost of $8,209 and $7,837, respectively)—(Notes 5 and 7)	8,448	8,384
Equity method investments—(Note 5)	2,580	523
Deferred income taxes—(Note 14)	8,880	8,240
Property and equipment, net of accumulated depreciation of $4,306 and $3,282, respectively—(Note 8)	863	1,580
Security deposits	1,639	485

Total assets	$77,666	$70,861

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities—(Note 9)	$1,386	$1,233
Accrued compensation and benefits	7,476	6,549
Income taxes payable	2,120	649

Total current liabilities	10,982	8,431
Deferred rent	531	695

Total liabilities	11,513	9,126

Commitments and contingencies—(Note 10)

Stockholders’ equity:
Common stock, $0.01 par value per share, 60,000,000 shares authorized; 24,474,370 issued and 23,605,490 outstanding at June 30, 2012 and 23,944,660 issued and 23,364,644 outstanding at June 30, 2011, respectively	245	239
Additional paid-in capital	75,058	64,737
Retained earnings	2,307	2,041
Accumulated other comprehensive income/(loss), net of tax	8	183
Less: Treasury stock, at cost, 868,880 and 580,016 shares, respectively—(Note 11)	(11,465)	(5,465)

Total stockholders’ equity	66,153	61,735

Total liabilities and stockholders’ equity	$77,666	$70,861

The accompanying notes are an integral part of these consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	For the Years Ended June 30,
	2012	2011	2010
Operating Revenues:
Investment advisory and management fees	$87,211	$68,788	$52,546
Performance fees	5,171	1,811	814

Total operating revenues	92,382	70,599	53,360

Operating Expenses:
Employee compensation and benefits	35,638	30,851	25,912
Occupancy and technology	4,944	4,310	4,374
Professional fees and services	4,241	3,139	2,536
General and administrative	2,765	2,200	1,840
Distribution and servicing fees	1,887	1,342	542

Total operating expenses	49,475	41,842	35,204

Operating Income	42,907	28,757	18,156

Other Income:
Net gains on investments	314	327	187
Interest and other income	222	368	783

Total other income	536	695	970

Income Before Income Taxes	43,443	29,452	19,126

Provision for income taxes—(Note 14)	18,676	12,850	8,016
Income tax benefit from release of valuation allowance—(Note 14)	—	(4,964)	(535)

Total provision for income taxes	18,676	7,886	7,481

Net Income	$24,767	$21,566	$11,645

Earnings Per Share:—(Note 15)
Basic	$1.06	$0.94	$0.52

Diluted	$1.05	$0.93	$0.52

Weighted-Average Shares Outstanding:
Basic	23,408	23,010	22,397

Diluted	23,552	23,183	22,545

Cash Dividends Declared and Paid Per Share—(Note 18)	$1.05	$0.97	$0.46

The accompanying notes are an integral part of these consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the Years Ended June 30,
	2012	2011	2010
Net income	$24,767	$21,566	$11,645

Other comprehensive income/(loss), net of tax—(Note 16)
Net unrealized gains/(losses) on available-for-sale securities	(117)	591	199
Reclassification for net (gains)/losses included in net income	(58)	(185)	(115)

Other comprehensive income/(loss), net of tax	(175)	406	84

Comprehensive income	$24,592	$21,972	$11,729

The accompanying notes are an integral part of these consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2012, 2011 AND 2010

(dollars and shares in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balances at June 30, 2009	22,198	$225	$50,848	$1,256	$(307)	304	$(2,232)	$49,790
Net income	—	—	—	11,645	—	—	—	11,645
Other comprehensive income—(Note 16)	—	—	—	—	84	—	—	84
Issuance and forfeitures of restricted share awards	702	7	821	—	—	—	—	828
Amortization of share-based compensation	—	—	4,309	—	—	—	—	4,309
Common stock dividends—(Note 18)	—	—	—	(10,233)	—	—	—	(10,233)
Income tax benefit from dividends paid on unvested shares	—	—	174	—	—	—	—	174
Exercise of stock options	65	1	277	—	—	—	—	278
Net sales/purchases of shares for employee withholding	31	—	25	—	—	(31)	207	232
Repurchase of common shares	(209)	—	—	—	—	209	(1,931)	(1,931)
Excess income tax benefit from share-based compensation	—	—	439	—	—	—	—	439

Balances at June 30, 2010	22,787	233	56,893	2,668	(223)	482	(3,956)	55,615
Net income	—	—	—	21,566	—	—	—	21,566
Other comprehensive income—(Note 16)	—	—	—	—	406	—	—	406
Issuance and forfeitures of restricted share awards	567	5	912	—	—	—	—	917
Amortization of share-based compensation	—	—	5,391	—	—	—	—	5,391
Common stock dividends—(Note 18)	—	—	—	(22,193)	—	—	—	(22,193)
Income tax benefit from dividends paid on unvested shares	—	—	466	—	—	—	—	466
Exercise of stock options	108	1	668	—	—	—	—	669
Net sales/purchases of shares for employee withholding	—	—	97	—	—	—	—	97
Repurchase of common shares	(98)	—	—	—	—	98	(1,509)	(1,509)
Excess income tax benefit from share-based compensation	—	—	310	—	—	—	—	310

Balances at June 30, 2011	23,364	239	64,737	2,041	183	580	(5,465)	61,735
Net income	—	—	—	24,767	—	—	—	24,767
Other comprehensive loss—(Note 16)	—	—	—	—	(175)	—	—	(175)
Issuance and forfeitures of restricted share awards	379	4	1,087	—	—	—	—	1,091
Amortization of share-based compensation	—	—	6,084	—	—	—	—	6,084
Common stock dividends—(Note 18)	—	—	—	(24,501)	—	—	—	(24,501)
Income tax benefit from dividends paid on unvested shares	—	—	511	—	—	—	—	511
Exercise of stock options	152	2	937	—	—	—	—	939
Net sales/purchases of shares for employee withholding	(209)	—	—	—	—	209	(4,807)	(4,807)
Repurchase of common shares	(80)	—	—	—	—	80	(1,193)	(1,193)
Excess income tax benefit from share-based compensation	—	—	1,702	—	—	—	—	1,702

Balances at June 30, 2012	23,606	$245	$75,058	$2,307	$8	869	$(11,465)	$66,153

The accompanying notes are an integral part of these consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended June 30,
	2012	2011	2010
Cash flows from operating activities:
Net income	$24,767	$21,566	$11,645
Adjustments to reconcile net income to net cash provided by operating activities:
Benefit from deferred income taxes—(Note 14)	(640)	(5,912)	(1,300)
Share-based compensation	7,175	6,308	5,137
Depreciation and amortization	1,024	828	651
Net gains on investments	(314)	(327)	(187)
Net (income)/loss from equity method investments	(57)	(97)	(38)
Amortization of bond premiums	41	41	34
Income tax benefit from dividends paid on unvested shares	(511)	(466)	(174)
Excess income tax benefit from share-based compensation	(1,702)	(310)	(439)
(Increase)/decrease in operating assets:
Accounts receivable	(3,535)	(6,027)	(3,633)
Prepaid and other current assets	(241)	(23)	35
Trading securities	(4,832)	—	—
Increase/(decrease) in operating liabilities:
Accounts payable and accrued liabilities	153	304	293
Accrued compensation and benefits	927	1,508	1,468
Income taxes payable	3,684	1,393	599
Deferred rent	(164)	(153)	120

Net cash provided by operating activities	25,775	18,633	14,211

Cash flows from investing activities:
Investments in available-for-sale securities, net	(269)	(4,080)	(78)
Investments in equity method investments	(2,000)	—	—
Capital expenditures	(307)	(221)	(1,563)
Security deposits, net	(1,154)	509	(109)
Purchases of held-to-maturity securities	—	—	(2,434)
Proceeds from redemption of held-to-maturity securities	704	—	400
Proceeds from other transactions	—	—	6

Net cash used in investing activities	(3,026)	(3,792)	(3,778)

Cash flows from financing activities:
Dividends paid—(Note 18)	(24,501)	(22,193)	(10,233)
Repurchase of common shares, net—(Note 11)	(6,000)	(1,509)	(1,724)
Income tax benefit from dividends paid on unvested shares	511	466	174
Excess income tax benefit from share-based compensation	1,702	310	439
Proceeds from stock option exercises	939	669	278
Net gain on sale of shares for employee withholding	—	97	25

Net cash used in financing activities	(27,349)	(22,160)	(11,041)

Net decrease in cash and cash equivalents during year	(4,600)	(7,319)	(608)
Cash and cash equivalents at beginning of year	29,128	36,447	37,055

Cash and cash equivalents at end of year	$24,528	$29,128	$36,447

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$15,892	$12,300	$7,827

Supplemental disclosure of non-cash investing activities:
Net change in unrealized gains/(losses) on available-for-sale securities, net of tax—(Note 16)	$(175)	$406	$84

The accompanying notes are an integral part of these consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Basis of Presentation

Organization

Epoch Holding Corporation (“Epoch” or the “Company”), a Delaware corporation, is a holding company whose sole line of business is investment advisory and investment management services. The operations of the Company are conducted through its wholly-owned subsidiary, Epoch Investment Partners, Inc. (“EIP”). EIP is a registered investment adviser under the Investment Advisers Act of 1940, as amended. EIP provides investment advisory and investment management services to clients including corporations, mutual funds, retirement plans, public pension funds, endowments, foundations, financial institutions and high net worth individuals. Headquartered in New York City, the Company’s current investment strategies include U.S. Value, U.S. All Cap Value, Global Equity Shareholder Yield, Global Absolute Return, Global Choice, U.S. Choice, U.S. Smid Cap (small/mid) Value, International Small Cap, U.S. Small Cap Value and Global Small Cap.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Certain amounts in the prior periods have been reclassified to conform to the current year presentation. Such reclassifications had no impact on the Company’s consolidated financial position, results of operations, or cash flows.

Unless specifically stated otherwise, references to FY 2012, FY 2011 and FY 2010 refer to the fiscal years ended June 30, 2012, June 30, 2011 and June 30, 2010, respectively.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes. The most critical of these estimates are related to income taxes, incentive compensation and share-based compensation. While management believes that the estimates utilized in preparing the consolidated financial statements are reasonable, actual results could differ from the estimates and the differences could have a material impact on the consolidated financial statements.

Principles of Consolidation

The Company’s policy is to consolidate (i) variable interest entities (“VIEs”) in which the Company is deemed to be the primary beneficiary, (ii) partnership or similar entities in which the Company is the Managing Member, unless the other unrelated members have rights that would overcome the presumption of control by the Managing Member, and (iii) corporate entities in which it has a controlling financial interest through a majority voting interest or other contract.

Each reporting period, the Company assesses each of the funds in which it is the Managing Member and/or manages through a contract to determine whether consolidation is appropriate. The Company first evaluates each fund that it manages to determine whether the fund is an investment company. The Company then evaluates whether each fund meets the definition of a variable interest entity (“VIE”). This determination is made by considering whether the fund’s equity investment at risk is sufficient to finance its activities without additional subordinated financial support and whether the fund’s at-risk equity holders have the typical characteristics of a controlling financial interest.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

An entity that is a VIE must be consolidated by its primary beneficiary. For VIEs that are investment companies and meet other requirements, the primary beneficiary of the VIE is defined as the party that absorbs a majority of the expected losses of the VIE, receives a majority of the expected residual returns of the VIE, or both. For VIEs that are not investment companies, the primary beneficiary of a VIE is defined as the party who, considering the involvement of related parties and de facto agents, has (i) the power to direct the activities of the VIE that most significantly affect its economic performance, and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. This evaluation is updated continuously. As of June 30, 2012, all funds in which the Company was the Managing Member or managed through a contract were considered investment companies. Further, as of June 30, 2012, none of the funds in which the Company served as a Managing Member and/or managed through a contract met the definition of a VIE.

If the Company determines that a fund is not a VIE, the Company then evaluates whether the fund is a partnership or similar entity. If the fund is a partnership or similar entity, the Company evaluates the fund under the partnership consolidation guidance. Pursuant to that guidance, the Company consolidates funds in which it is the Managing Member and/or manages through a contract, unless presumption of control by the Company can be overcome. This presumption is overcome only when unrelated investors in the fund have the substantive ability to liquidate the fund or otherwise remove the Company as the Managing Member without cause, based on a simple majority vote of unaffiliated investors, or have other substantive participating rights. If the presumption of control can be overcome, the Company accounts for its interest in the fund pursuant to the equity method of accounting. As of June 30, 2012, the Company’s investments in the Epoch Global All-Cap Fund, LLC and the Epoch Global Choice Fund, LLC required consolidation under this guidance, as the Company was the sole member in each of these funds.

If the Company determines that a fund is not a VIE and is not a partnership or similar entity, the Company then evaluates the fund pursuant to the general consolidation guidance that is applicable to corporate entities. Consistent with that guidance, the Company consolidates a fund that is not a VIE and is not a partnership or similar entity only when it has a controlling financial interest, which is usually demonstrated through ownership of a majority voting interest in the fund.

If the Company does not consolidate a fund in which it is the Managing Member and/or manages through a contract based on the evaluation above, it will account for its equity investment as one of the following depending on the characteristic of the investment: (1) an available-for-sale security if the equity investment has a readily determinable fair value (i.e., the equity investment is publicly traded) and the Company does not have significant influence, (2) as an equity method investment if the Company has significant influence (i.e., the Company is a Managing Member of a fund that is a partnership or similar entity that it is not required to consolidate), or (3) as a cost method investment if the equity method investment does not have a readily determinable fair value and the Company does not have significant influence. As of June 30, 2012, the Company accounted for its investments in its four Company-sponsored mutual funds as available-for-sale securities, as these investments have a readily determinable fair value and the Company did not have significant influence through its sub-advisory agreements. The Company accounted for its investments in the Epoch Global Equity Shareholder Yield Fund, LLC and the Epoch Global Absolute Return Fund, LLC under the equity method, as the Company had significant influence as Managing Member.

Note 2—Summary of Significant Accounting Policies

Accounts Receivable

Accounts receivable represent balances arising from investment advisory agreements. The Company’s accounts receivable balances do not include an allowance for doubtful accounts for the periods presented and

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

there have been no bad debt expenses recognized during the fiscal years ended June 30, 2012, 2011 and 2010. Management believes these receivables are fully collectible.

Investments

Held-to-Maturity Securities

The Company holds high-grade debt securities. Since management has the intent and ability to hold these securities until they mature, these investments have been accounted for as held-to-maturity investments. The investments are carried at amortized cost. Premiums and discounts on investments in debt securities are amortized over the contractual lives of these securities. The method of amortization results in a constant effective yield on these securities. Interest on debt securities is recognized in Other Income.

Trading Securities

Investments classified as trading consist primarily of investments in publicly traded equity securities held in the portfolios of sponsored funds consolidated by the Company. Investment securities held in the portfolios of sponsored funds consolidated by the Company are carried at fair value. Net realized and unrealized gains or losses recognized on investments held in the portfolios of consolidated funds are reflected as a component of Other Income. The specific identification method is used to determine the realized gain or loss on all trading securities sold. The Company is currently the sole member in these funds. Prospectively, upon the addition of new members, the Company anticipates these investments will be classified as equity method investments.

Available-for-sale Securities

Investments classified as available-for-sale consist of investments in shares of Company-sponsored mutual funds, equity securities held by the Company in separately managed accounts seeded for product development purposes, and an investment in a non-affiliated limited partnership. These investments are carried at fair value. Unrealized gains or losses, to the extent such losses are considered temporary, are reported net of tax as a separate component of Accumulated other comprehensive income/(loss) until realized. Realized gains or losses are reflected as a component of Other Income. The specific identification method is used to determine the realized gain or loss on the sale of these investments.

The Company evaluates the carrying value of investments classified as available-for-sale for impairment on a quarterly basis. In its impairment analysis, the Company takes into consideration numerous criteria, including the duration and extent of any decline in fair value and the Company’s intent with respect to a given security. If the decline in value is determined to be other-than-temporary, the carrying value of the security is written down to fair value through net income.

Equity Method Investments

Investments classified as equity method consist of investments in Company-sponsored limited liability companies in which the Company serves as Managing Member and is able to exercise significant influence but not control. Under the equity method of accounting, the Company’s share of the investee’s underlying net income or loss is recorded as a component of Other Income. Distributions received from the investment reduce the Company’s investment balance. These investments are evaluated for impairment if events or changes in circumstances arise and indicate that the carrying amount of such assets may not be recoverable.

No impairment charges have been recognized on the Company’s investments during the years presented.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivatives

On a limited basis, the Company’s investments in separate accounts and consolidated funds utilize derivative financial instruments, consisting of foreign exchange spot contracts, to facilitate purchases and to hedge market price risk and currency risk exposure associated with its purchases of foreign securities. These derivative financial instruments are closed out within the settlement period of the related security purchase—generally within three days. The Company does not use derivative financial instruments for speculative purposes and does not anticipate doing so in the future. The derivative instruments are entered into with counterparties where a legal right of set-off exists under master netting agreements enforceable by law. Due to the short-term nature of the derivative instruments, the unrealized and realized gains and losses to date have not been material. The derivative instruments are recorded at their net fair values and are included in the respective investments on the Consolidated Balance Sheets. The Company elected not to apply hedge accounting to its derivative instruments. Gains and losses on these derivatives are included in Other Income.

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

Treasury Stock

The Company may repurchase its common stock from time to time under an established Share Repurchase Program. Additionally, in conjunction with employee tax withholding requirements related to the vesting of

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

common shares, the Company may acquire shares from employees and record these shares as treasury stock (see Note 11). Treasury stock is accounted for under the cost method and is included as a deduction from equity in the stockholders’ equity section of the Consolidated Balance Sheets. Upon any subsequent resale, the treasury stock account is reduced by the cost of such stock using the specific identification method.

Revenue Recognition

Investment Advisory and Management Fees

Investment advisory and management fees are recognized as services are provided, pursuant to specific terms contained in advisory or sub-advisory agreements between EIP and its clients. Such agreements call for revenue to be determined as a percentage of assets under management (“AUM”). Separate account fees are billed on a quarterly basis, in arrears, generally based on the account’s asset value at the end of the quarter. Fees for services performed for mutual funds under sub-advisory agreements are calculated based upon the daily net asset values of the respective fund, and are generally received in arrears. Fees for services performed for the Company-sponsored proprietary funds (limited liability companies) are calculated based upon the respective fund’s net asset value at the end of the month, and are generally received in arrears. Advance payments, if received, are deferred and recognized during the periods for which services are provided.

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

The period in which performance fees are recognized may vary by account, based upon the particular client arrangement (i.e. quarterly or annual measurement period), commencement date of the agreement, and performance criteria. Most of the Company’s performance fee agreements are based upon annual measurement periods which vary across agreements. The Company has several performance fee arrangements with a quarterly measurement period, typically based on three-year rolling cumulative performance through the end of the respective quarter.

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

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Leases

Rentals under operating leases, where the lessor retains substantially all the risks and benefits of ownership of the asset, are charged ratably to expense over the respective lease term. Benefits received and receivable, as an incentive to enter into an operating lease, are also spread ratably over the respective lease term.

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

Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The future realization of the Company’s deferred tax assets depends upon the availability of sufficient future taxable income. In making this determination, the Company considers all available positive and negative evidence. The Company considers, among other things, earnings history, current operating income levels, and the outlook for sustained profitability.

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

Excess income tax benefits and shortfalls related to share-based compensation are recognized as additional paid-in capital. If the Company does not have additional paid-in capital credits (cumulative tax benefits recorded to additional paid-in capital), the Company will record an expense for any deficit between recorded tax benefits and the tax return benefit. At June 30, 2012, the Company had sufficient excess additional paid-in capital credits to absorb potential deficits between recorded tax benefits and tax return benefits (see Note 14).

Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net earnings applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect, if any, of the common stock deliverable pursuant to stock options.

Earnings per basic and diluted share are calculated under the two-class method. Pursuant to the two-class method, the Company’s unvested restricted share awards with nonforfeitable rights to dividends are considered participating securities. The Company’s common shares outstanding consist of all shares issued and outstanding, including the unvested restricted shares. Dividends are paid on all common shares outstanding and at the same rate. Accordingly, the Company has evaluated the impact of earnings per share of all participating securities under the two-class method, noting no impact on earnings per share.

Accumulated Other Comprehensive Income/(Loss)

The Company’s accumulated other comprehensive income/(loss), net of tax, a separate component of stockholders’ equity, consists of changes in unrealized gains and losses on certain investments classified as available-for-sale and reclassification adjustments for realized gains/losses on those investments.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dividends to Shareholders

Dividends to shareholders are recognized on the declaration date. Dividends are declared and paid on a quarterly basis. The Company has also declared and paid special dividends from time to time. The Company may change its dividend policy at any time.

Business Segments

The Company’s management directs its operations and reviews financial performance as one business, investment management. As such, the Company operates in one business segment as defined in FASB ASC 280-10, Segment Reporting.

Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU No. 2011-04 generally provides a uniform framework for fair value measurements and related disclosures between U.S. GAAP and International Financial Reporting Standards (“IFRS”). Additional disclosure requirements in the update include, among other things, the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU No. 2011-04 is effective for the interim and annual periods beginning on or after December 15, 2011. Early adoption is not permitted. The Company adopted this standard during the three months ended March 31, 2012. The adoption of this standard did not have a material impact on its consolidated financial position, results of operations, or cash flows.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures About Offsetting Assets and Liabilities. ASU No. 2011-11 provides new disclosure requirements regarding the nature of an entity’s right of setoff and related arrangements associated with its derivative and other financial instruments. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods therein, with retrospective application required. The new disclosures are designed to make financial statements that are prepared under U.S. GAAP more comparable to those prepared under IFRS. The Company does not anticipate that the adoption of the new disclosure requirements will have a material impact on its consolidated financial position, results of operations, or cash flows.

Note 3—Financial Instruments with Concentration of Credit Risk

The financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, held-to-maturity securities and other investments. Epoch invests its cash and cash equivalents with high-credit quality financial institutions in amounts, which, at times, may be in excess of the Federal Deposit Insurance Corporation insurance limits. Due to the high quality of the Company’s cash equivalents, held-to-maturity investments and other investments, the Company has not experienced any credit losses related to these to date. The Company has not had any off-balance sheet arrangements for any of the years presented.

Note 4—Concentration Risks

Our clients are located worldwide and across many industries. For the fiscal years ended June 30, 2012, 2011 and 2010, New York Life Investment Management, through the MainStay Epoch Funds and other funds sub-advised by EIP (see Note 10, Strategic Relationship), accounted for approximately 17%, 19% and 16% of consolidated operating revenues, respectively.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Fair Value Measurements

Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e. the “exit price”) in an orderly transaction between market participants at the measurement date and establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the reported date. The three levels are defined as follows:

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

Investments

The underlying investments in Company-sponsored mutual funds, separate accounts and trading securities are publicly traded equity securities which are valued under the market approach through the use of unadjusted quoted market prices available in active markets and are classified within Level 1 of the valuation hierarchy.

At June 30, 2012, the Company held less than a 2% ownership interest in a non-affiliated limited partnership. This investment is accounted for as available-for-sale and is valued based upon the Company’s ownership interest in the partnership’s net assets. The value of net assets is based on the underlying assets and liabilities of the partnership, which primarily include exchange-listed common stocks and money market funds. This investment seeks to generate capital appreciation. The Company’s investment may be redeemed as of the end of the partnership’s fiscal year, provided that 30 days prior written notice is given to the general partner. Redemptions may be more frequent at the option of the general partner. There is no lock-up and the Company has no unfunded commitments. The investment limited partnership is classified within Level 2 of the valuation hierarchy.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents, for each of the hierarchy levels previously described, the Company’s assets that are measured at fair value as of June 30, 2012 and 2011, respectively (in thousands):

	June 30, 2012				June 30, 2011
	Fair Value Measurements	Level 1	Level 2	Level 3	Fair Value Measurements	Level 1	Level 2	Level 3
Trading securities:
Epoch Global All-Cap Fund, LLC	$2,929	$2,929	$—	$—	$—	$—	$—	$—
Epoch Global Choice Fund, LLC	2,111	2,111	—	—	—	—	—	—

Total trading securities	5,040	5,040	—	—	—	—	—	—

Available-for-sale securities:
Company-sponsored mutual funds	1,133	1,133	—	—	1,179	1,179	—	—
Epoch Global All Cap separate account	—	—	—	—	3,061	3,061	—	—
Epoch Global Champions separate account	1,088	1,088	—	—	—	—	—	—
Epoch U.S. Equity Shareholder Yield separate account	2,000	2,000	—	—	—	—	—	—
Investment in non-affiliated limited partnership	4,227	—	4,227	—	4,144	—	4,144	—

Total available-for-sale securities	8,448	4,221	4,227	—	8,384	4,240	4,144	—

Total investments measured at fair value	$13,488	$9,261	$4,227	$—	$8,384	$4,240	$4,144	$—

There were no transfers into or out of the Level 1, 2 and 3 categories in the fair value measurement hierarchy for the fiscal years ended June 30, 2012 and 2011, respectively.

For the Company’s equity method investments, the Company records its percentage share of net earnings or losses in Other Income. Consequently, these investments are not recorded at fair value, but approximate fair value. The total carrying value of these investments was $2.6 million at June 30, 2012 and $0.5 million at June 30, 2011.

The Company did not hold any financial liabilities measured at fair value at June 30, 2012 or June 30, 2011.

Note 6—Held-to-Maturity Securities

The Company’s investment securities classified as held-to-maturity consist of high-grade debt securities. These investments are carried at amortized cost. Gross unrecognized gains and losses, and fair value of these securities at June 30, 2012 and June 30, 2011 are as follows (in thousands):

	June 30, 2012				June 30, 2011
	Amortized Cost	Gross Unrecognized		Aggregate Fair Value	Amortized Cost	Gross Unrecognized		Aggregate Fair Value
		Gains	Losses			Gains	Losses
Current	$706	$4	$—	$710	$355	$2	$—	$357
Long-Term	512	20	—	532	1,605	46	—	1,651

Total	$1,218	$24	$—	$1,242	$1,960	$48	$—	$2,008

The fair value of investments in held-to-maturity securities is valued under the market approach through the use of quoted prices for similar investments in active markets, a Level 2 fair value measurement. See Note 5, Fair Value Measurements, for the three-level valuation hierarchy.

During the fiscal year ended June 30, 2012, $0.4 million of securities matured. Additionally, $0.3 million of securities were called by the issuer resulting in an immaterial realized gain.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The contractual maturities of the investment securities classified as held-to-maturity at June 30, 2012 are as follows (in thousands):

Contractual Maturities	Amortized Cost	Aggregate Fair Value	Weighted Average Interest Rate
Less than 1 year	$706	$710	1.93%
Due after 1 year through 3 years	512	532	2.66%

Total	$1,218	$1,242	2.23%

Note 7—Available-for-sale Securities

The Company’s available-for-sale securities at June 30, 2012 and 2011 are summarized as follows (in thousands):

	June 30, 2012				June 30, 2011
		Gross Unrealized		Fair Value		Gross Unrealized		Fair Value
	Cost	Gains	Losses		Cost	Gains	Losses
Available-for-sale securities:
Company-sponsored mutual funds	$1,217	$72	$(156)	$1,133	$1,185	$91	$(97)	$1,179
Epoch Global All Cap separate account	—	—	—	—	2,652	445	(36)	3,061
Epoch Global Champions separate account	992	144	(48)	1,088	—	—	—	—
Epoch U.S. Equity Shareholder Yield separate account	2,000	—	—	2,000	—	—	—	—
Investment in non-affiliated limited partnership	4,000	227	—	4,227	4,000	144	—	4,144

Total	$8,209	$443	$(204)	$8,448	$7,837	$680	$(133)	$8,384

The Company has evaluated the carrying value and the gross unrealized losses of the investments and determined that these losses are not other-than-temporary. In its impairment analysis, the Company takes into consideration numerous criteria, including the duration and extent of any decline in fair value and the Company’s intent with respect to a given security. If the decline in value is determined to be other-than-temporary, the carrying value of the security is written down to fair value through net income. The unrealized losses for the available-for-sale securities have been unrealized for twelve months or more. However, the gross unrealized losses were primarily caused by overall weakness in the financial markets and world economy, and the Company has both the ability and intent to hold the investments for a period of time sufficient to recover such losses. No impairment losses in value of the Company’s investments were recognized during the years ended June 30, 2012, 2011 or 2010.

Proceeds as well as realized gains and losses recognized from investments classified as available-for-sale are as follows (in thousands):

	June 30, 2012			June 30, 2011			June 30, 2010
	Proceeds	Gross Realized		Proceeds	Gross Realized			Gross Realized
		Gains	Losses		Gains	Losses	Proceeds	Gains	Losses
Available-for-sale securities:
Company-sponsored mutual funds	$20	$20	$—	$36	$36	$—	$22	$22	$—
Epoch Global All Cap separate account	1,634	80	(254)	2,782	399	(107)	3,130	357	(176)
Epoch Global Champions separate account	172	4	(23)	—	—	—	—	—	—

Total	$1,826	$104	$(277)	$2,818	$435	$(107)	$3,152	$379	$(176)

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the fiscal year ended June 30, 2012, the Company closed the Epoch Global All Cap separate account and transferred the portfolio into the Epoch Global All-Cap Fund, LLC. Upon transfer, the Company reclassified approximately $0.3 million in unrealized gains from accumulated other comprehensive income to other income. As of June 30, 2012, the Company’s investment in the Epoch Global All-Cap Fund, LLC is classified as trading securities and the net realized and unrealized gains or losses recognized are reflected as a component of Other Income.

Note 8—Property and Equipment

Property and equipment is reported at cost, net of accumulated depreciation and amortization. Depreciation and amortization, included in occupancy and technology expense, totaled $1.0 million, $0.8 million and $0.7 million for the fiscal years ended June 30, 2012, 2011 and 2010, respectively. The following table reflects the gross and net components of property and equipment as of June 30, 2012 and 2011 (in thousands):

	Estimated useful lives - in years	June 30, 2012		June 30, 2011
		Cost	Net	Cost	Net
Leasehold improvements	3 - 10	$3,186	$535	$3,111	$1,252
Equipment and office furniture	3 - 7	1,491	268	1,303	261
Purchased software	1 - 3	492	60	448	67

Total property and equipment		$5,169	$863	$4,862	$1,580

Note 9—Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (in thousands):

	June 30,
	2012	2011
Trade accounts payable	$475	$186
Distribution and servicing fees payable	416	369
Accrued professional fees	184	177
Accrued expenses and other	311	501

Total accounts payable and accrued liabilities	$1,386	$1,233

Note 10—Commitments and Contingencies

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

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

There are no employment contracts with any other officer or employee of the Company. There are written agreements with certain employees, which provide for sales commissions or bonuses, subject to the attainment of certain performance criteria or continuation of employment. Such commitments under the various agreements total approximately $1.6 million at June 30, 2012. Of this amount, approximately $0.9 million is included in accrued compensation and benefits in the Consolidated Balance Sheet at June 30, 2012. An additional $0.3 million will be accrued during the fiscal year ending June 30, 2013. Approximately $0.4 million represents restricted stock awards to be issued during the fiscal year ending June 30, 2013.

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

Lease Commitments

The Company’s operations are located at 640 Fifth Avenue, New York, NY. Business is conducted at this location with approximately 20,000 rentable square feet under long-term non-cancelable operating leases that expire in September 2015.

The Company was also previously the primary party to another lease in New York City, with approximately 8,500 square feet. A sublease agreement was executed with an unrelated third party for their occupancy of this property. This lease and related sublease expired during the fiscal year ended June 30, 2011. Rental income under the sublease, net of profit sharing expenses with the primary landlord, was $0.1 million for the fiscal year ended June 30, 2011 and $0.5 million for of the fiscal year ended June 30, 2010. The related security deposits were released in the fiscal year ended June 30, 2011.

In June 2012, the Company entered into a lease agreement to relocate its operations to 399 Park Avenue, New York, NY. This lease commences September 1, 2012 and the Company expects to occupy the new premises once construction is completed, on or about February 1, 2013. The new lease is for approximately 39,500 rentable square feet and expires on June 1, 2023. Upon the expiration of the lease term, the lease may be renewed at the Company’s option, for an additional five or ten years. The initial annual base rent is approximately $3.7 million, with rent waived for the first nine months of the lease term. The base rent will increase

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

approximately 10% on or about June 1, 2018. In addition, the lease also contains leasehold improvements incentives whereby the landlord agrees to reimburse the Company for certain leasehold improvements up to approximately $2.6 million within the first five years. The Company is currently searching for a sub-tenant for its present location and does not expect to incur material costs in conjunction with the termination of its existing lease agreements.

The Company recognizes rent expense ratably over the lease period based upon the aggregate lease payments. The lease period is determined as the original lease term without renewals, unless and until the exercise of any lease renewal options is reasonably assured and also includes any period provided by the landlord as a “free rent” period. Rent expense includes all rental payments specified in the lease, including contractual rent increases, and is reduced by any lease incentives received from the landlord, including those used for tenant improvements. Rental expenses incurred by the Company were $1.3 million, $1.4 million and $1.8 million for the fiscal years ended June 30, 2012, 2011 and 2010, respectively.

The following table outlines the minimum annual office lease payments of the Company, including both the obligation under its existing lease and the new lease (in thousands):

For the Years Ending June 30,	Amount
2013	$1,700
2014	5,138
2015	5,138
2016	4,097
2017	3,750
Thereafter	24,161

Total minimum lease payments	$43,984

Included in the table above is $4.5 million in aggregate commitments through September 2015 related to the Company’s present location, but for which sub-tenants are being pursued.

Note 11—Treasury Stock

Share Repurchase Plan

As of June 30, 2012, the Company has repurchased a cumulative total of 659,516 shares and has 490,484 shares remaining for repurchase under the existing repurchase plan. The table below presents annual shares repurchased and the weighted-average price per share during the last three fiscal years:

For the Years Ended June 30,
2012		2011		2010
Shares Repurchased	Weighted- Average Price per Share(2)	Shares Repurchased	Weighted- Average Price per Share(2)	Shares Repurchased	Weighted- Average Price per Share(2)
79,500	$15.01	97,615(1)	$15.45	209,601	$9.21

(1)	Includes 81,815 employee relinquished shares to satisfy statutory employee tax withholding requirements.
(2)	The weighted-average price per share is calculated on a trade date basis and includes commissions.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All shares repurchased are shown as treasury stock, at cost, in the stockholders’ equity section of the Consolidated Balance Sheets.

Employee Tax Withholding

To satisfy statutory employee tax withholding requirements related to the vesting of common shares, employees may elect to have the Company withhold shares and remit the necessary tax withholding on their behalf. The Company may promptly sell these shares in the open market on behalf of the employee or acquire them as treasury shares. Any resulting gain or loss on sale is accounted for as an adjustment to additional paid-in capital. During the year ended June 30, 2012, a total of 209,364 employee relinquished shares related to employee tax withholding were acquired as treasury shares at a weighted-average price of $22.96 per share.

Note 12—Long-Term Incentive Compensation

The Company has one share-based compensation plan, the Amended and Restated 2004 Omnibus Long-Term Incentive Compensation Plan (the “2004 Plan”), under which awards can be currently issued.

The total compensation cost for share-based payment arrangements was $7.2 million, $6.3 million and $5.1 million, for the fiscal years ended June 30, 2012, 2011 and 2010, respectively. The total income tax benefit from share-based payment arrangements was approximately $3.1 million, $2.2 million and $1.8 million, for the fiscal years ended June 30, 2012, 2011 and 2010, respectively.

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

As of June 30, 2012 there were 4,823,296 shares issued under the 2004 Plan. There were 311,948 stock options outstanding and an additional 364,756 shares remain available for issuance under the 2004 Plan.

Restricted Stock Awards

Under the Company’s 2004 Plan, the Company granted 364,644 shares of restricted stock awards to employees during the fiscal year ended June 30, 2012 at a weighted-average price of $24.68. During the fiscal years ended June 30, 2011 and 2010, a total of 547,050 and 673,484 and shares, respectively, were granted at weighted-average prices of $15.46 and $10.20 per share, respectively.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Non-employee directors were awarded $80,000 in total compensation for their services for each of the fiscal years ended June 30, 2012 and 2011, and $60,000 in total compensation for the fiscal year ended June 30, 2010. Such compensation was a minimum of $60,000 in stock for each of the fiscal years ended June 30, 2012 and 2011, and a minimum of $40,000 in stock for the fiscal year ended June 30, 2010, at the election of the director. Total shares granted to non-employee directors for the fiscal year ended June 30, 2012 were 20,484 shares at a weighted-average price of $17.82. Total shares granted to non-employee directors for the fiscal years ended June 30, 2011 and 2010 were 28,994 shares and 43,459 shares, respectively, at weighted-average prices of $12.02 and $8.91, respectively.

A summary of the Company’s unvested shares under the 2004 Plan as of June 30, 2012, 2011 and 2010, respectively, as well as changes during those years is presented below (shares in thousands):

	For the Years Ended June 30,
	2012		2011		2010
	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value
Unvested at beginning of the year	1,287	$11.81	1,233	$9.71	1,111	$8.42
Granted under the 2004 Plan	385	24.31	576	15.28	717	10.13
Vested	(572)	11.06	(513)	10.71	(580)	7.79
Forfeited	(7)	11.49	(9)	9.68	(15)	8.39

Unvested at end of the year	1,093	$16.60	1,287	$11.81	1,233	$9.71

As of June 30, 2012, there was $12.8 million of unrecognized compensation costs related to unvested restricted stock awards granted under the 2004 Plan, which is expected to be recognized over a weighted-average period of 2.2 years. The total fair value of restricted stock awards vested during the years ended June 30, 2012, 2011 and 2010 was $12.7 million, $7.1 million and $5.3 million, respectively. The aggregate intrinsic value of unvested shares at June 30, 2012 was $24.9 million. The Company pays dividends on unvested shares.

Stock Option Awards

During the fiscal year ended June 30, 2009, the Company issued nonqualified options to purchase 630,060 shares of common stock to employees of the Company under the 2004 Plan. These stock options vested and were recognized ratably over three years from the grant date and have a term of seven years. The options have an exercise price of $6.17. Issuance of these awards resulted in total stock compensation expense of approximately $1.1 million over the requisite service period. No stock options have been issued subsequent to the fiscal year ended June 30, 2009. Under the 2004 Plan, a total of 152,075, 108,425 and 44,725 employee stock options were exercised during the fiscal years ended June 30, 2012, 2011 and 2010, respectively. The total intrinsic value of options exercised during the years ended June 30, 2012, 2011 and 2010 was approximately $2.7 million, $1.0 million and $0.2 million, respectively. The income tax benefit for these options was $0.7 million, $0.3 million and $0 for the years ended June 30, 2012, 2011 and 2010, which differs from the periods exercised due to certain tax deferral rules.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the Company’s stock options outstanding under the 2004 Plan as of June 30, 2012, 2011 and 2010, respectively, as well as changes during those fiscal years is presented below (options in thousands):

	For the Years Ended June 30,
	2012		2011		2010
	Stock Options	Weighted- Average Exercise Price	Stock Options	Weighted- Average Exercise Price	Stock Options	Weighted- Average Exercise Price
Fixed options:
Outstanding at beginning of period	464	$6.17	572	$6.17	630	$6.17
Granted	—	—	—	—	—	—
Exercised	(152)	6.17	(108)	6.17	(45)	6.17
Forfeited	—	—	—	—	(13)	6.17

Outstanding at end of year	312	$6.17	464	$6.17	572	$6.17

Options exercisable at end of year	312	$6.17	258	$6.17	152	$6.17

As of June 30, 2012 there were no unrecognized compensation costs related to the stock options granted under the 2004 Plan.

The following table summarizes information about the 2004 Plan stock options outstanding and exercisable at June 30, 2012 (options in thousands and intrinsic value in millions):

Options Outstanding and Exercisable
Exercise Prices	Number Outstanding	Contractual Life	Intrinsic Value
$6.17	312	3.59 years	$5.2

Note 13—Defined Contribution Plan

The Company sponsors a defined contribution plan (the “Plan”) for all of its employees. The Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, participating employees may defer up to 60% of their pre-tax gross wages, subject to annual Internal Revenue Code contribution limits. Employees vest immediately in their contributions. The Plan allows the Company to make discretionary contributions, including profit sharing contributions. The Company made contributions of approximately $1.1 million, $0.9 million and $0.1 million in the fiscal years ended June 30, 2012, 2011 and 2010, respectively. These contributions are included in employee compensation and benefits in the Consolidated Statements of Income. Company contributions vest immediately. The Company intends to contribute to the Plan on an annual basis.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14—Provision for Income Taxes

The components of the provision for income taxes are as follows (in thousands):

	For the Years Ended June 30,
	2012	2011	2010
Current income tax expense:
Federal	$13,801	$9,694	$6,102
State and local	5,515	4,104	2,679

Total current income tax expense	19,316	13,798	8,781

Deferred income tax benefit:
Federal	(421)	(4,601)	(809)
State and local	(219)	(1,311)	(491)

Total deferred income tax benefit:	(640)	(5,912)	(1,300)

Total provision for income taxes	$18,676	$7,886	$7,481

The Company utilized $0.6 million in net operating loss deductions to reduce current taxable income during each of the fiscal years ended June 30, 2012, 2011 and 2010, respectively, the tax effect of which was approximately $0.3 million each year.

The Company’s effective income tax rate for the years ended June 30, 2012, 2011 and 2010 differs from the amount computed using income before income taxes and applying the U.S. federal statutory income tax rate to such amounts because of the effect of the following items (dollars in thousands):

	2012		2011		2010
	$	%	$	%	$	%
U.S. federal statutory income tax expense and rate	$15,205	35.0%	$10,308	35.0%	$6,694	35.0%
Increase/(decrease) in tax resulting from:
State and local taxes, net of federal income tax benefit	3,443	7.9	2,499	8.5	1,434	7.5
Valuation allowance	—	—	(4,964)	(16.9)	(535)	(2.8)
Other, net	28	0.1	43	0.2	(112)	(0.6)

Effective income tax rate	$18,676	43.0%	$7,886	26.8%	$7,481	39.1%

Prior to December 31, 2010, the Company maintained a valuation allowance on certain deferred tax assets, relating to acquired net operating losses and alternative minimum tax credits, since the likelihood of the realization of those assets was not “more likely than not”. The Company continuously evaluated facts representing positive and negative evidence in the determination of the realizability of these deferred tax assets. At December 31, 2010, the Company concluded that sufficient positive evidence existed from recent earnings history, pre-tax income growth rates, current operating income levels, and the outlook for sustained profitability, to conclude that it is more likely than not that these assets will be fully realized in future operating periods. Therefore, the Company released a valuation allowance of approximately $5.0 million as a discrete benefit from income taxes during the quarter ended December 31, 2010. If future operating and business conditions were to differ significantly, the Company will reassess the ability to realize the deferred tax assets. If it is more likely than not that the Company would not be able to realize the deferred tax assets, then all or a portion of the valuation allowance may need to be re-established, which would result in a charge to tax expense.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The release of the above valuation allowance resulted in an increase in the Company’s basic earnings per share of $0.22 and diluted earnings per share of $0.21 for the fiscal year ended June 30, 2011. The release also resulted in an increase in deferred tax assets on the Consolidated Balance Sheet, but had no effect on cash flows.

Significant components of the Company’s deferred income tax assets and liabilities are as follows (in thousands):

	For the Years Ended
	June 30,
	2012	2011
Deferred tax assets:
Share-based compensation	$4,037	$3,436
Net operating loss carryfowards—IRC Section 382	3,600	3,776
Employee compensation	2,777	2,566
Alternative minimum tax credits—IRC Section 383	1,171	1,171
Depreciation and amortization on property and equipment	313	97

Total deferred tax assets	11,898	11,046

Deferred tax liabilities:
Prepaid expenses	(300)	(221)
Net unrealized gains	(193)	(212)
Equity method income	(48)	(29)

Total deferred tax liability	(541)	(462)

Total net deferred tax assets	$11,357	$10,584

As of June 30, 2012, the Company has $8.3 million of acquired net operating losses (“NOLs”) remaining, the tax effect of which is $3.6 million, which expire between 2022 and 2026. The Company also has $1.2 million of acquired alternative minimum tax (“AMT”) credits which do not expire. The ability to utilize these NOLs and tax credits are limited for federal, state and local purposes. These limitations are covered by Sections 382 and 383, respectively, of the Internal Revenue Code (“IRC”). The NOLs can be utilized by the Company against taxable income only at a rate of approximately $0.6 million per year due to these limitations. The AMT credits can only be utilized once the NOLs are exhausted.

The Company realized excess income tax benefits of $1.7 million, $0.3 million and $0.4 million during the fiscal years ended June 30, 2012, 2011 and 2010, respectively. Excess income tax benefits reduce the amounts of income taxes to be paid. Excess income tax benefits arise in connection with the Company’s share-based compensation. When a restricted stock award vests, the market price on the date the stock vests to the employee may be higher than the original grant-date fair market value of the award. If so, the difference between the cumulative amount that has been recognized through the Consolidated Statements of Income and the vesting amount used for income tax purposes results in an excess income tax benefit. Excess income tax benefits reduce income taxes payable and increase additional paid-in capital in the period they are recognized.

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

Note 15—Earnings Per Share

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

Earnings per basic and diluted share are calculated under the two-class method. Pursuant to the two-class method, the Company’s unvested restricted share awards with nonforfeitable rights to dividends are considered participating securities. The Company’s common shares outstanding consist of all shares issued and outstanding, including the unvested restricted shares. Dividends are paid on all common shares outstanding and at the same rate. Accordingly, the Company has evaluated the impact of earnings per share of all participating securities under the two-class method, noting no impact on earnings per share.

As of June 30, 2012, 2011 and 2010, the Company had 311,948, 464,023 and 572,448 issued and outstanding stock options, respectively. The calculation of diluted EPS included all of the outstanding stock options for the fiscal years ended June 30, 2012, 2011 and 2010, respectively.

The table that follows presents the computation of basic and diluted EPS for the years ended June 30, 2012, 2011 and 2010, respectively (in thousands, except per share data):

	For the Years Ended June 30,
	2012	2011	2010
Numerator:
Net income	$24,767	$21,566	$11,645

Denominator:
Weighted-average common shares outstanding	23,408	23,010	22,397
Net common stock equivalents assuming the exercise of in-the-money stock options	144	173	148

Weighted-average common and common equivalent shares outstanding, assuming dilution	23,552	23,183	22,545

Earnings Per Share:
Basic	$1.06	$0.94	$0.52

Diluted	$1.05	$0.93	$0.52

The release of the deferred tax asset valuation allowance discussed in Note 14 resulted in an increase in the Company’s basic earnings per share of $0.22 and diluted earnings per share of $0.21 for the fiscal year ended June 30, 2011.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16—Other Comprehensive Income/(Loss)

The components of other comprehensive income/(loss) include the changes in fair value of available-for-sale securities and are as follows (in thousands):

	For the Fiscal Years Ended June 30,
	2012			2011			2010
	Pre-tax Amount	Tax (Expense)/ Benefit	Net-of-tax Amount	Pre-tax Amount	Tax (Expense)/ Benefit	Net-of-tax Amount	Pre-tax Amount	Tax (Expense)/ Benefit	Net-of-tax Amount
Net unrealized gains/(losses) on available-for-sale securities	$(206)	$89	$(117)	$1,033	$(442)	$591	$352	$(153)	$199
Reclassifications for net (gains)/ losses included in net income	(102)	44	(58)	(328)	143	(185)	(203)	88	(115)

Total	$(308)	$133	$(175)	$705	$(299)	$406	$149	$(65)	$84

Note 17—Geographic Information

The Company operates under one business segment, investment management. Geographical information pertaining to the Company’s operating revenues is presented below. The amounts are aggregated by the client’s domicile (in thousands):

	For the Fiscal Years Ended June 30,
	2012	2011	2010
United States	$64,499	$47,994	$37,771
Australia	10,322	6,924	3,780
Canada	10,204	8,429	7,020
Europe	5,898	6,034	4,709
Asia/Africa	1,459	1,218	80

Total operating revenues	$92,382	$70,599	$53,360

Note 18—Cash Dividends

Regular Dividends

For the fiscal years ended June 30, 2012, 2011 and 2010, the Company declared and paid regular quarterly dividends aggregating $7.0 million, $5.1 million and $3.5 million, respectively, or $0.30, $0.22 and $0.16, per share, respectively.

Special Dividends

For the fiscal years ended June 30, 2012, 2011 and 2010, the Company declared and paid special dividends of $17.5 million, $17.1 million and $6.7 million, respectively, or $0.75, $0.75 and $0.30, per share, respectively.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19—Related Party Agreement

In April 2012, the Company entered into a consulting agreement with one of its Board members. The Board member is providing assistance with the Company’s strategic planning initiatives, in addition to his services as a Board member. The agreement is month-to-month and can be terminated by either party at any time. The agreement calls for a monthly payment of approximately $33 thousand. The Company incurred $0.1 million of expense for these consulting services during the fiscal year ended June 30, 2012 and had $33 thousand of outstanding liability related to these services as of June 30, 2012, which was paid subsequent to year end.

Note 20—Quarterly Financial Data (Unaudited)

The tables below present selected quarterly financial data for fiscal years ended June 30, 2012 and 2011, respectively. The data presented should be read in conjunction with the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein (in thousands, except per share and AUM data):

Fiscal Year 2012	Sept. 30	Dec. 31	Mar. 31	Jun. 30	Total
Operating revenues	$19,009	$21,734	$23,701	$27,938	$92,382
Operating expenses	$10,911	$11,675	$13,640	$13,249	$49,475
Operating income	$8,098	$10,059	$10,061	$14,689	$42,907
Other income	$(194)	$331	$705	$(306)	$536
Income before income taxes	$7,904	$10,390	$10,766	$14,383	$43,443
Provision for income taxes	$3,486	$4,527	$4,687	$5,976	$18,676
Net income	$4,418	$5,863	$6,079	$8,407	$24,767

Earnings per share:(1)
Basic	$0.19	$0.25	$0.26	$0.36	$1.06
Diluted	$0.19	$0.25	$0.26	$0.35	$1.05
Weighted-average shares outstanding:
Basic	23,355	23,285	23,423	23,570	23,408
Diluted	23,537	23,471	23,606	23,721	23,552

Cash dividends declared per share(2), (3)	$0.06	$0.83	$0.08	$0.08	$1.05

Assets under management (in millions):
End of period	$15,972	$19,217	$22,693	$23,208	$23,208
Average	$16,154	$17,925	$20,854	$22,250	$19,349

(1)	Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not agree to the total for the year due to rounding.
(2)	Includes a $0.75 per share special dividend declared during the quarter ended December 31, 2011.
(3)	During the quarter ended December 31, 2011, the Company’s Board of Directors increased the quarterly dividend rate from $0.06 to $0.08 per share.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Year 2011	Sept. 30	Dec. 31	Mar. 31	Jun. 30	Total
Operating revenues	$14,975	$16,856	$18,066	$20,702	$70,599
Operating expenses	$9,175	$9,819	$11,343	$11,505	$41,842
Operating income	$5,800	$7,037	$6,723	$9,197	$28,757
Other income	$158	$217	$142	$178	$695
Income before income taxes	$5,958	$7,254	$6,865	$9,375	$29,452
Provision for income taxes(4)	$2,612	$(1,779)	$2,992	$4,061	$7,886
Net income	$3,346	$9,033	$3,873	$5,314	$21,566

Earnings per share:(1)
Basic	$0.15	$0.40	$0.17	$0.22	$0.94
Diluted	$0.15	$0.39	$0.17	$0.22	$0.93
Weighted-average shares outstanding:
Basic	22,786	22,827	23,073	23,359	23,010
Diluted	22,959	23,028	23,262	23,547	23,183

Cash dividends declared per share(5),(6)	$0.05	$0.80	$0.06	$0.06	$0.97

Assets under management (in millions):
End of period	$12,765	$14,326	$15,606	$17,086	$17,086
Average	$12,150	$13,647	$15,060	$16,628	$14,376

(4)	Includes the release of a valuation allowance against deferred tax assets of approximately $5.0 million during the quarter ended December 31, 2010.
(5)	Includes a $0.75 per share special dividend declared during the quarter ended December 31, 2010.
(6)	During the quarter ended March 31, 2011, the Company’s Board of Directors increased the quarterly dividend rate from $0.05 to $0.06 per share.

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

For the fiscal year ended June 30, 2012, management, with the participation of our principal executive officer and principal financial and accounting officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation of these disclosure controls and procedures, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were effective during the period covered by this Annual Report on Form 10-K.

We have also established and maintain internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In the ordinary course of business, we routinely enhance our internal controls and procedures for financial reporting by either upgrading our current systems or implementing new systems. Changes have been made to our internal controls and procedures for financial reporting as a result of these efforts. During the fiscal quarter ended June 30, 2012, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Report of Management on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in the financial statements beginning on page 57 hereof and are incorporated herein by reference.

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

Item 11.    Executive Compensation.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Item 14.    Principal Accountant Fees and Services.

The information required by Items 10, 11, 12, 13 and 14 are incorporated by reference from the definitive proxy statement for our 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a) (1) and (2) Consolidated Financial Statements and Schedules.

For a list of the consolidated financial statements and consolidated financial statement schedules filed as a part of this Annual Report on Form 10-K, see “Index to Financial Statements, Supplementary Data and Financial Statement Schedules” on page 56.

(a) (3) The exhibits filed and incorporated by reference are listed in the Index of Exhibits required by Item 601 of Regulation S-K at Item b below.

(b) The following is a list of the exhibits filed as part of this Form 10-K. The documents incorporated by reference are located in the SEC’s Public Reference Room in Washington, D.C. in the SEC’s file no. 1-9728.

Exhibit Number	Exhibit Description
(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	Agreement of Merger and Plan of Reorganization dated as of June 2, 2004, incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K , filed with the SEC on June 3, 2004.

(3) Articles of Incorporation and Bylaws

3.1	Certificate of Incorporation of the Registrant, as amended, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on December 7, 2004.

3.2	Amended and Restated By-Laws of Epoch Holding Corporation (as adopted April 2, 2008), incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on April 2, 2008.

(4) Instruments Defining the Rights of Security Holders

4.1*	Amended and Restated 2004 Omnibus Long-Term Incentive Compensation Plan, incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8, filed with the SEC on December 29, 2008.

4.4	Stockholders Agreement dated as of June 2, 2004 among J Net Enterprises, Inc. and certain of its stockholders, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on June 3, 2004.

4.5	Registration Rights Agreement dated as of June 2, 2004 among J Net Enterprises, Inc. and certain of its stockholders, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on June 3, 2004.

(10) Material Contracts

10.1*	Amended and Restated Employment Agreement by and between Epoch Holding Corporation and William W. Priest, dated as of December 20, 2010 and effective as of January 1, 2011, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on December 20, 2010.

10.2†	Office lease between BP 399 Park Avenue LLC (Landlord) and Epoch Investment Partners, Inc. (Tenant), dated as of June 15, 2012.

10.40	Form of Indemnification Agreement between the Registrant and each director and officer of the Registrant, incorporated by reference to Exhibit 10.40 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the SEC on November 6, 2009.

Exhibit Number	Exhibit Description
10.45	Office lease between Vornado 640 Fifth Avenue LLC (Landlord) and Epoch Investment Partners, Inc. (Tenant), incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the SEC on September 28, 2005.

10.46	Form of Restricted Stock Award, incorporated by reference to Exhibit 10.46 to the Annual Report, as amended, on Form 10-K/A for the fiscal year ended June 30, 2006, filed with the SEC on September 26, 2006.

10.49	Office sublease between Centerview Partners Holdings LLC (Sublessor) and Epoch Investment Partners, Inc. (Sublessee), incorporated by reference to Exhibit 10.49 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the SEC on November 6, 2009.

(21) Subsidiaries of the Company

21.1	List of Registrant’s significant subsidiaries, incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the SEC on September 28, 2005.

(23) Consents of Experts and Counsel

23.1†	Consent of CF & Co., L.L.P., independent registered public accounting firm.

(31) Rule 13a-14(a)/15d-14(a) Certifications

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32) Section 1350 Certification

32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101) XBRL Documents

101.INS **	XBRL Instance Document.

101.SCH **	XBRL Taxonomy Extension Schema Document.

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Filed herewith.
*	Employment contract, compensatory plan or arrangement.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPOCH HOLDING CORPORATION
(Registrant)

Dated: September 10, 2012	By:	/s/ WILLIAM W. PRIEST
William W. Priest
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ALLAN R. TESSLER Allan R. Tessler	Chairman of the Board	September 10, 2012

/s/ WILLIAM W. PRIEST William W. Priest	Chief Executive Officer (Principal Executive Officer)	September 10, 2012

/s/ ADAM BORAK Adam Borak	Chief Financial Officer (Principal Financial and Accounting Officer)	September 10, 2012

/s/ ENRIQUE R. ARZAC Enrique R. Arzac	Director	September 10, 2012

/s/ JEFFREY L. BERENSON Jeffrey L. Berenson	Director	September 10, 2012

/s/ JOHN L. CECIL John L. Cecil	Director	September 10, 2012

/s/ PETER A. FLAHERTY Peter A. Flaherty	Director	September 10, 2012

/s/ TIMOTHY T. TAUSSIG Timothy T. Taussig	Director	September 10, 2012