Form 10-Q
period 2012-09-30
EPOCH HOLDING CORP
filed 2012-11-05
CIK 351903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

As of November 1, 2012, there were 23,674,999 shares of the registrant’s common stock, $0.01 par value per share, issued and outstanding.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2012

Items other than those listed above have been omitted because they are not applicable.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)

	September 30, 2012	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$36,474	$24,528
Accounts receivable	23,493	20,718
Deferred income taxes	2,689	2,477
Held-to-maturity securities, at amortized cost (fair value of $703 and $710, respectively)—(Note 5)	702	706
Prepaid and other current assets	3,279	1,275

Total current assets	66,637	49,704

Trading securities, at fair value	2,558	5,040
Available-for-sale securities, at fair value (cost of $6,344 and $8,209, respectively)—(Note 4)	6,634	8,448
Held-to-maturity securities, at amortized cost (fair value of $529 and $532, respectively)—(Note 5)	510	512
Equity method investments	3,124	2,580
Deferred income taxes	8,857	8,880
Property and equipment, net of accumulated depreciation of $4,599 and $4,306, respectively	1,756	863
Security deposits	1,673	1,639

Total assets	$91,749	$77,666

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,332	$1,386
Accrued compensation and benefits	11,766	7,476
Income taxes payable	—	2,120

Total current liabilities	13,098	10,982

Deferred rent	797	531

Total liabilities	13,895	11,513

Commitments and contingencies—(Note 6)

Stockholders’ equity:
Common stock, $0.01 par value per share, 60,000,000 shares authorized; 24,558,215 issued and 23,683,835 outstanding at September 30, 2012 and 24,474,370 issued and 23,605,490 outstanding at June 30, 2012, respectively	246	245
Additional paid-in capital	80,859	75,058
Retained earnings	8,306	2,307
Accumulated other comprehensive income, net of tax	37	8
Less: Treasury stock, at cost, 874,380 and 868,880 shares, respectively	(11,594)	(11,465)

Total stockholders’ equity	77,854	66,153

Total liabilities and stockholders’ equity	$91,749	$77,666

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,
	2012	2011
Operating Revenues:
Investment advisory and management fees	$27,190	$18,111
Performance fees	433	898

Total operating revenues	27,623	19,009

Operating Expenses:
Employee compensation and benefits	10,395	7,817
Occupancy and technology	1,736	1,185
Professional fees and services	842	712
General and administrative	694	699
Distribution and servicing fees	443	498

Total operating expenses	14,110	10,911

Operating Income	13,513	8,098

Other income/(loss)	409	(194)

Income Before Income Taxes	13,922	7,904

Provision for income taxes	6,028	3,486

Net Income	$7,894	$4,418

Earnings Per Share:—(Note 7)
Basic	$0.33	$0.19

Diluted	$0.33	$0.19

Weighted-Average Shares Outstanding:
Basic	23,679	23,355

Diluted	23,798	23,537

Cash Dividends Declared and Paid Per Share—(Note 11)	$0.08	$0.06

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended September 30,
	2012	2011

Net income	$7,894	$4,418

Other comprehensive income/(loss), net of tax:—(Note 8)
Net unrealized gains/(losses) on available-for-sale securities	90	(415)
Reclassification for net (gains)/losses included in net income	(61)	85

Other comprehensive income/(loss), net of tax	29	(330)

Comprehensive income	$7,923	$4,088

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE YEAR ENDED JUNE 30, 2012 AND THREE MONTHS ENDED SEPTEMBER 30, 2012

(dollars and shares in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balances at June 30, 2011	23,364	$239	$64,737	$2,041	$183	580	$(5,465)	$61,735
Net income	—	—	—	24,767	—	—	—	24,767
Other comprehensive loss	—	—	—	—	(175)	—	—	(175)
Dividends	—	—	—	(24,501)	—	—	—	(24,501)
Issuance and forfeitures of restricted share awards	379	4	1,087	—	—	—	—	1,091
Amortization of share-based compensation	—	—	6,084	—	—	—	—	6,084
Excess income tax benefits from share-based compensation	—	—	1,702	—	—	—	—	1,702
Income tax benefit from dividends paid on unvested shares	—	—	511	—	—	—	—	511
Purchases of shares for employee withholding	(209)	—	—	—	—	209	(4,807)	(4,807)
Repurchase of common shares	(80)	—	—	—	—	80	(1,193)	(1,193)
Exercise of stock options	152	2	937	—	—	—	—	939

Balances at June 30, 2012	23,606	245	75,058	2,307	8	869	(11,465)	66,153

Net income	—	—	—	7,894	—	—	—	7,894
Other comprehensive income—(Note 8)	—	—	—	—	29	—	—	29
Dividends	—	—	—	(1,895)	—	—	—	(1,895)
Issuance and forfeitures of restricted share awards	24	—	25	—	—	—	—	25
Amortization of share-based compensation	—	—	1,824	—	—	—	—	1,824
Excess income tax benefit from share-based compensation	—	—	3,549	—	—	—	—	3,549
Income tax benefit from dividends paid on unvested shares	—	—	37	—	—	—	—	37
Purchases of shares for employee withholding	(5)	—	—	—	—	5	(129)	(129)
Exercise of stock options	59	1	366	—	—	—	—	367

Balances at September 30, 2012	23,684	$246	$80,859	$8,306	$37	874	$(11,594)	$77,854

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$7,894	$4,418
Adjustments to reconcile net income to net cash provided by operating activities:
Benefit from deferred income taxes	(211)	(113)
Share-based compensation	1,849	1,443
Depreciation and amortization	293	265
Net (gains)/losses on investments	(254)	151
Net (income)/loss from equity method investments	(102)	74
Amortization of bond premiums	6	10
Excess income tax benefit from share-based compensation	(3,549)	(1,314)
Income tax benefit from dividends paid on unvested shares	(37)	(30)
(Increase)/decrease in operating assets:
Accounts receivable	(2,775)	1,303
Prepaid and other current assets	(2,004)	(2,131)
Trading securities	1,185	—
Increase/(decrease) in operating liabilities:
Accounts payable and accrued liabilities	(54)	248
Accrued compensation and benefits	4,290	2,948
Income taxes payable	1,466	695
Deferred rent	266	(41)

Net cash provided by operating activities	8,263	7,926

Cash flows from investing activities:
Proceeds from/(investments in) available-for-sale securities, net	1,974	(14)
Proceeds from equity method investments	1,000	—
Capital expenditures	(1,186)	(147)
Security deposits	(34)	(1)

Net cash provided by/(used in) investing activities	1,754	(162)

Cash flows from financing activities:
Dividends	(1,895)	(1,404)
Repurchase of common shares, net	(129)	(1,588)
Excess income tax benefit from share-based compensation	3,549	1,314
Income tax benefit from dividends paid on unvested shares	37	30
Proceeds from stock option exercises	367	71

Net cash provided by/(used in) financing activities	1,929	(1,577)

Net increase in cash and cash equivalents during period	11,946	6,187
Cash and cash equivalents at beginning of period	24,528	29,128

Cash and cash equivalents at end of period	$36,474	$35,315

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$6,501	$4,942

Supplemental disclosures of non-cash investing activities:
Net change in unrealized gains/(losses) on available-for-sale securities, net of tax—(Note 8)	$29	$(330)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Unaudited)

Note 1—Organization and Basis of Presentation

Organization

Epoch Holding Corporation (“Epoch” or the “Company”), a Delaware corporation, is a holding company whose sole line of business is investment advisory and investment management services. The operations of the Company are conducted through its wholly-owned subsidiary, Epoch Investment Partners, Inc. (“EIP”). EIP is a registered investment adviser under the Investment Advisers Act of 1940, as amended. EIP provides investment advisory and investment management services to clients including corporations, mutual funds, retirement plans, public pension funds, endowments, foundations, financial institutions and high net worth individuals. Headquartered in New York City, the Company’s current investment strategies include U.S. Value, U.S. All Cap Value, U.S. Small Cap Value, U.S. Smid Cap (small/mid) Value, U.S. Choice, U.S. Equity Shareholder Yield, Global Equity Shareholder Yield, Global Choice, Global Absolute Return, International Small Cap, and Global Small Cap.

Basis of Presentation

The fiscal year-end June 30, 2012 Condensed Consolidated Balance Sheet was derived from audited financial statements and, in accordance with interim financial statement standards, does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for annual financial statements. The unaudited condensed consolidated financial statements of the Company included herein have been prepared in accordance with U.S. GAAP, and in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information not misleading.

Certain items previously reported have been reclassified to conform to the current year presentation. Such reclassifications had no impact on the condensed consolidated financial position, results of operations, or cash flows.

Use of Estimates

These financial statements rely, in part, on estimates. Actual results could differ from these estimates. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, interim results of operations, comprehensive income and cash flows. All material intercompany accounts and transactions have been eliminated in consolidation. The nature of our business is such that the results for the interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The Company’s unaudited condensed consolidated financial statements and the related notes should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

There have been no changes in significant accounting policies during the three months ended September 30, 2012. For a complete listing of the Company’s significant accounting policies, please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

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

Each reporting period, the Company assesses each of the funds in which it is the Managing Member and/or manages through a contract to determine whether consolidation/deconsolidation is appropriate. The Company first evaluates each fund that it manages to determine whether the fund is an investment company. The Company then evaluates whether each fund meets the definition of a VIE. This determination is made by considering whether the fund’s equity investment at risk is sufficient to finance its activities without additional subordinated financial support and whether the fund’s at-risk equity holders have the typical characteristics of a controlling financial interest.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Unaudited)

An entity that is a VIE must be consolidated by its primary beneficiary. For VIEs that are investment companies and meet other requirements, the primary beneficiary of the VIE is defined as the party that absorbs a majority of the expected losses of the VIE, receives a majority of the expected residual returns of the VIE, or both. For VIEs that are not investment companies, the primary beneficiary of a VIE is defined as the party who, considering the involvement of related parties and de facto agents, has (i) the power to direct the activities of the VIE that most significantly affect its economic performance, and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. This evaluation is updated continuously. As of September 30, 2012, all funds in which the Company was the Managing Member or managed through a contract were considered investment companies. Furthermore, as of September 30, 2012, none of the funds in which the Company served as a Managing Member and/or managed through a contract met the definition of a VIE.

If the Company determines that a fund is not a VIE, the Company then evaluates whether the fund is a partnership or similar entity. If the fund is a partnership or similar entity, the Company evaluates the fund under the partnership consolidation guidance. Pursuant to that guidance, the Company consolidates funds in which it is the Managing Member and/or manages through a contract, unless presumption of control by the Company can be overcome. This presumption is overcome only when unaffiliated investors in the fund have the substantive ability to liquidate the fund or otherwise remove the Company as the Managing Member without cause, based on a simple majority vote of unaffiliated investors, or have other substantive participating rights. If the presumption of control can be overcome, the Company accounts for its interest in the fund pursuant to the equity method of accounting. As of September 30, 2012, the Company’s investment in the Epoch Global All-Cap Fund, LLC required consolidation under this guidance, as the Company was the sole member in this fund.

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

If the Company does not consolidate a fund in which it is the Managing Member and/or manages through a contract based on the evaluation above, it will account for its equity investment as one of the following depending on the characteristic of the investment: (1) an available-for-sale security if the equity investment has a readily determinable fair value (i.e., the equity investment is publicly traded) and the Company does not have significant influence, (2) as an equity method investment if the Company has significant influence (i.e., the Company is a Managing Member of a fund that is a partnership or similar entity that it is not required to consolidate), or (3) as a cost method investment if the equity method investment does not have a readily determinable fair value and the Company does not have significant influence. As of September 30, 2012, the Company accounted for its investments in its four Company-sponsored mutual funds as available-for-sale securities, as these investments have a readily determinable fair value and the Company did not have significant influence through its sub-advisory agreements. The Company accounted for its investments in the Epoch Global Equity Shareholder Yield Fund, LLC, the Epoch Global Choice Fund, LLC and the Epoch Global Absolute Return Fund, LLC under the equity method, as the Company had significant influence as Managing Member.

Recently Issued Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, Disclosures About Offsetting Assets and Liabilities. ASU No. 2011-11 provides new disclosure requirements regarding the nature of an entity’s rights of setoff and related arrangements associated with its derivative and other financial instruments. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods therein, with retrospective application required. The new disclosures are designed to make financial statements that are prepared under U.S. GAAP more comparable to those prepared under IFRS. The Company does not anticipate that the adoption of the new disclosure requirements will have a material impact on its condensed consolidated financial position, results of operations, or cash flows.

Note 2—Accounts Receivable

Accounts receivable represent balances arising from investment advisory agreements. The Company’s accounts receivable balances do not include an allowance for doubtful accounts for the periods presented and there have been no bad debt expenses recognized during the three months ended September 30, 2012 and 2011. Management believes the September 30, 2012 accounts receivable balances are fully collectible.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Unaudited)

Significant Customer

The Company’s clients are located worldwide and across many industries. For the three months ended September 30, 2012 and 2011, New York Life Investment Management, through the MainStay Epoch Funds and other funds sub-advised by EIP (see Note 6—Strategic Relationship), accounted for approximately 15% and 18% of condensed consolidated operating revenues, respectively.

Note 3—Fair Value Measurements

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

Investments

The underlying investments in Company-sponsored mutual funds, separate accounts, and trading securities are publicly traded equity securities which are valued under the market approach through the use of unadjusted quoted market prices available in active markets and are classified within Level 1 of the valuation hierarchy.

At September 30, 2012, the Company held less than a 2% ownership interest in a non-affiliated limited partnership. This investment is accounted for as available-for-sale and is valued based upon the Company’s ownership interest in the partnership’s net assets. The value of net assets is based on the underlying assets and liabilities of the partnership, which primarily include exchange-listed common stocks and money market funds. This investment seeks to generate capital appreciation. The Company’s investment may be redeemed as of the end of the partnership’s fiscal year, provided that 30 days prior written notice is given to the general partner. Redemptions may be more frequent at the option of the general partner. There is no lock-up and the Company has no unfunded commitments. The investment limited partnership is classified within Level 2 of the valuation hierarchy.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Unaudited)

The following table presents, for each of the hierarchy levels previously described, the Company’s assets that are measured at fair value as of September 30, 2012 and June 30, 2012 (in thousands):

	September 30, 2012				June 30, 2012
	Fair Value Measurements	Level 1	Level 2	Level 3	Fair Value Measurements	Level 1	Level 2	Level 3

Trading securities:
Epoch Global All-Cap Fund, LLC	$2,558	$2,558	$—	$—	$2,929	$2,929	$—	$—
Epoch Global Choice Fund, LLC	—	—	—	—	2,111	2,111	—	—

Total trading securities	2,558	2,558	—	—	5,040	5,040	—	—

Available-for-sale securities:
Company-sponsored mutual funds	1,199	1,199	—	—	1,133	1,133	—	—
Epoch Global Champions separate account	1,129	1,129	—	—	1,088	1,088	—	—
Epoch U.S. Equity Shareholder Yield separate account	2,075	2,075	—	—	2,000	2,000	—	—
Investment in non-affiliated limited partnership	2,231	—	2,231	—	4,227	—	4,227	—

Total available-for-sale securities	6,634	4,403	2,231	—	8,448	4,221	4,227	—

Total investments measured at fair value	$9,192	$6,961	$2,231	$—	$13,488	$9,261	$4,227	$—

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

At June 30, 2012, the Company was the sole investor in, and managing member of, the Epoch Global All-Cap Fund, LLC and the Epoch Global Choice Fund, LLC. Therefore these investments were consolidated as trading securities. During the quarter ended September 30, 2012, several new investors joined the Epoch Global Choice Fund, LLC. As a result, the Company’s ownership in this fund was diluted to less than 2%. Furthermore, the Company can be removed by the additional investors in the fund without cause, based on a simple majority vote of the unaffiliated investors. In accordance with the Company’s consolidation policy, the Company deconsolidated its interest and now records its investment in the Epoch Global Choice Fund, LLC under the equity method.

For the Company’s equity method investments, the Company records its percentage share of net earnings or losses in other income. Consequently, these investments are not recorded at fair value, but approximate fair value. The total carrying value of these investments was $3.1 million and $2.6 million at September 30, 2012 and June 30, 2012, respectively.

The Company did not hold any financial liabilities measured at fair value at September 30, 2012 or June 30, 2012.

Note 4—Available-for-sale Securities

The Company’s available-for-sale securities at September 30, 2012 and June 30, 2012 are summarized as follows (in thousands):

	Three Months Ended September 30, 2012				Three Months Ended June 30, 2012
	Cost	Gross Unrealized		Fair Value	Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses

Available-for-sale securities:
Company-sponsored mutual funds	$1,219	$93	$(113)	$1,199	$1,217	$72	$(156)	$1,133
Epoch Global Champions separate account	998	142	(11)	1,129	992	144	(48)	1,088
Epoch U.S. Equity Shareholder Yield separate account	2,019	82	(26)	2,075	2,000	—	—	2,000
Investment in non-affiliated limited partnership	2,108	123	—	2,231	4,000	227	—	4,227

Total	$6,344	$440	$(150)	$6,634	$8,209	$443	$(204)	$8,448

The Company has evaluated the carrying value and the gross unrealized losses of the investments and determined that these losses are not other-than-temporary. In its impairment analysis, the Company takes into consideration numerous criteria, including the duration and extent of any decline in fair value and the Company’s intent with respect to a given security. If the decline in value is

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Unaudited)

determined to be other-than-temporary, the carrying value of the security is written down to fair value through net income. The unrealized losses for the available-for-sale securities have been unrealized for twelve months or more. However, the gross unrealized losses were primarily caused by overall weakness in the financial markets and world economy, and the Company has both the ability and intent to hold the investments for a period of time sufficient to recover such losses. No impairment losses in value of the Company’s investments were recognized during any of the periods presented.

Proceeds as well as realized gains and losses recognized from investments classified as available-for-sale during the three months ended September 30, 2012 and 2011 are as follows (in thousands):

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
		Gross Realized			Gross Realized
	Proceeds	Gains	Losses	Proceeds	Gains	Losses

Available-for-sale securities:
Epoch U.S. Equity Shareholder Yield separate account	$55	$2	$(2)	$—	$—	$—
Investment in non-affiliated limited partnership	2,000	108	—	—	—	—
Epoch Global All Cap separate account	—	—	—	1,373	42	(193)

Total	$2,055	$110	$(2)	$1,373	$42	$(193)

Realized gains and losses from available-for-sale securities are included in other income in the Condensed Consolidated Statements of Income using the specific identification method.

Note 5—Held-to-maturity Securities

The Company’s investment securities classified as held-to-maturity consist of high-grade debt instruments. These investments are carried at amortized cost. Gross unrecognized holding gains and losses, and fair values of these securities at September 30, 2012 and June 30, 2012 are as follows (in thousands):

	September 30, 2012				June 30, 2012
	Amortized Cost	Gross Unrecognized Holding		Aggregate Fair Value	Amortized Cost	Gross Unrecognized Holding		Aggregate Fair Value
		Gains	Losses			Gains	Losses

Current	$702	$1	$—	$703	$706	$4	$—	$710
Long-Term	510	19	—	529	512	20	—	532

Total	$1,212	$20	$—	$1,232	$1,218	$24	$—	$1,242

The fair value of investments in held-to-maturity securities is valued under the market approach through the use of quoted prices for similar investments in active markets, a Level 2 fair value measurement. See Note 3, Fair Value Measurements, for the three-level valuation hierarchy.

The contractual maturities of the investment securities classified as held-to-maturity at September 30, 2012 are as follows (in thousands):

Contractual Maturities	Amortized Cost	Aggregate Fair Value	Weighted Average Interest Rate
Less than 1 year	$702	$703	1.93%
Due after 1 year through 3 years	510	529	2.66%

Total	$1,212	$1,232	2.23%

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Unaudited)

Note 6—Commitments and Contingencies

Employment Agreements

Besides the employment contract with the Company’s Chief Executive Officer dated December 20, 2010, there are no employment contracts with any other officer or employee of the Company. There are written agreements with certain employees, which provide for sales commissions or bonuses, subject to the attainment of certain performance criteria or continuation of employment. Such commitments under the various agreements total approximately $2.7 million at September 30, 2012. Of this amount, approximately $0.8 million is included in accrued compensation and benefits in the Condensed Consolidated Balance Sheet at September 30, 2012. An additional $0.8 million will be accrued during the remainder of the fiscal year ending June 30, 2013 and thereafter. Approximately $1.1 million represents restricted stock awards to be issued during the remainder of the fiscal year ending June 30, 2013 and thereafter.

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

In June 2012, the Company entered into a lease agreement to relocate its operations to 399 Park Avenue, New York, NY. This lease commenced on September 1, 2012 and the Company expects to occupy the new premises once construction is completed, in February 2013. The new lease is for approximately 39,500 rentable square feet and expires on June 1, 2023. Upon the expiration of the lease term, the lease may be renewed at the Company’s option, for an additional five or ten years. The initial annual base rent is approximately $3.7 million, with rent waived for the first nine months of the lease term. The base rent will increase approximately 10% on or about June 1, 2018. In addition, the lease also contains leasehold improvements incentives whereby the landlord agrees to reimburse the Company for certain leasehold improvements up to approximately $2.6 million within the first five years. The Company is currently searching for a sub-tenant for its present location and does not expect to incur material costs in conjunction with the termination of its existing lease agreements.

The Company recognizes rent expense ratably over the lease period based upon the aggregate lease payments. The lease period is determined as the original lease term without renewals, unless and until the exercise of any lease renewal option is reasonably assured and also includes any period provided by the landlord as a “free rent” period. Rent expense includes all rental payments specified in the lease, including contractual rent increases, and is reduced by any lease incentives received from the landlord, including those used for tenant improvements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Unaudited)

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

As of September 30, 2012 and 2011, the Company had 252,423 and 452,655 issued and outstanding employee stock options, respectively. The calculation of diluted EPS included all of the outstanding stock options for the three months ended September 30, 2012 and 2011.

The table below presents the computation of basic and diluted EPS for the three months ended September 30, 2012 and 2011, respectively (in thousands, except per share data):

	Three Months Ended September 30,
	2012	2011
Numerator:
Net income	$7,894	$4,418

Denominator:
Weighted-average common shares outstanding	23,679	23,355
Net common stock equivalents assuming the exercise of in-the-money stock options	119	182

Weighted-average common and common equivalent shares outstanding, assuming dilution	23,798	23,537

Earnings Per Share:
Basic	$0.33	$0.19

Diluted	$0.33	$0.19

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Unaudited)

Note 8—Other Comprehensive Income/(Loss)

The components of other comprehensive income/(loss) include the changes in fair value of available-for-sale securities for the three months ended September 30, 2012 and 2011 and are as follows (in thousands):

	Three Months Ended September 30,
	2012			2011
	Pre-tax Amount	Tax (Expense)/ Benefit	Net-of- tax Amount	Pre-tax Amount	Tax (Expense)/ Benefit	Net-of- tax Amount

Net unrealized gains/(losses) on available-for-sale securities	$160	$(70)	$90	$(735)	$320	$(415)

Reclassifications for net (gains)/losses included in net income	(108)	47	(61)	151	(66)	85

Total	$52	$(23)	$29	$(584)	$254	$(330)

Note 9—Geographic Area Information

The Company operates under one business segment, investment management. Geographical information pertaining to the Company’s operating revenues is presented below. The amounts are aggregated by the client’s domicile (in thousands):

	Three Months Ended September 30,
	2012	2011

United States	$19,562	$12,415
Canada	3,321	2,301
Australia	2,691	2,559
Europe	1,509	1,399
Asia/Africa	540	335

Total operating revenues	$27,623	$19,009

Note 10—Related Party Agreement

In April 2012, the Company entered into a consulting agreement with one of its Board members. The Board member is providing assistance with strategic planning initiatives, in conjunction with his services as a Board member. The agreement is month-to-month and can be terminated by either party at any time. The agreement calls for a monthly payment of approximately $33 thousand. The Company incurred $0.1 million of expense for these consulting services during the three months ended September 30, 2012 and had a $33 thousand outstanding liability related to these services as of September 30, 2012, which was paid subsequent to quarter end.

Note 11—Subsequent Event

On October 1, 2012, the Board of Directors increased the Company’s quarterly cash dividend rate from $0.08 to $0.10 per share. The aggregate quarterly dividend is approximately $2.4 million. The dividend is payable on November 5, 2012 to all shareholders of record at the close of business on October 22, 2012.

*****

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Set forth on the following pages is management’s discussion and analysis of our financial condition and results of operations for the three months ended September 30, 2012 and 2011. Such information should be read in conjunction with our unaudited condensed consolidated financial statements together with the notes to the unaudited condensed consolidated financial statements. When we use the terms “Company,” “Firm,” “management,” “we,” “us,” and “our,” we mean Epoch Holding Corporation, a Delaware corporation, and its consolidated subsidiaries.

Forward-Looking Statements

Certain information included or incorporated by reference in this Quarterly Report on Form 10-Q and other materials filed or to be filed by Epoch Holding Corporation (“Epoch” or the “Company”) with the United States Securities and Exchange Commission (the “SEC”) contain statements that may be considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about our Company, may include projections of our future financial performance based on our anticipated growth strategies and trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by our forward-looking statements. In particular, you should consider the risks and uncertainties outlined in “Factors Which May Affect Future Results.”

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

We maintain a website which contains current information on operations and other matters. Our website address is www.eipny.com. Through the Investor Relations section of our website, and the “Financial Information” tab therein, we make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, our Annual Proxy Statement, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, we post on our website within the Investors Relations section, and the “Corporate Governance” tab therein, our Code of Ethics and Business Conduct, as well as charters for the Audit, Nominating/Corporate Governance, and the Compensation Committees of our Board of Directors. We also make our financial statement information from our periodic SEC filings available on our website in the form of XBRL data files that may be used to facilitate computer-assisted investor analysis. The information on our website is not, and shall not be deemed to be a part hereof or incorporated into this or any other filings with the SEC.

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

These and other risks related to our Company are discussed in detail under Part I, Item 1A., “Risk Factors” beginning on page 13 in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Critical Accounting Estimates

Our significant accounting estimates are described in Note 2 of the Notes to the Consolidated Financial Statements, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, and have not changed from those described therein.

Overview

We are a global asset management firm with accomplished and experienced professionals. Our professional investment staff averages over 20 years of industry experience. Headquartered in New York City, we had approximately $24.2 billion in assets under management (“AUM”) as of September 30, 2012. We remain debt-free and continue to have substantial capital resources available to fund current operations and implement our long-term growth strategy.

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

Distribution Channels

Our operating subsidiary, Epoch Investment Partners, Inc. (“EIP”), is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”). Our sole line of business is to provide investment advisory and investment management services to our clients including corporations, public pension funds, retirement plans, foundations, endowments, financial institutions, and high net worth individuals. These services are provided through both separately managed accounts and commingled vehicles, such as sub-advised mutual funds and our proprietary private investment funds. Our investment strategies are primarily distributed through three distribution channels. These channels and the relative percentage of managed assets at September 30, 2012 are: institutional (52%), sub-advisory (47%) and high net worth (1%).

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

Revenues are generally derived as a percentage of AUM. The majority of accounts pay us management fees pursuant to a tiered fee schedule in which the fee rate declines as the amount of AUM increases. The fees we earn on institutional and high net worth separate accounts are typically based on the value of AUM at the end of the quarter. Our institutional separate account investment advisory agreements generally provide for fees ranging from 45 to 100 basis points of AUM annually, and our high net worth investment advisory agreements generally provide for fees ranging from 100 to 125 basis points of AUM annually. Fees earned from services to mutual funds under sub-advisory agreements are typically calculated based on the average of the daily net asset value of the fund. Due to the generally reduced client distribution and servicing requirements and the typically larger account size, the average advisory fees we earn on sub-advisory accounts as a percentage of AUM are lower than the advisory fees we earn on our institutional accounts, and generally range from 35 to 85 basis points of AUM annually. Fees earned for services provided to our proprietary funds (i.e. limited liability companies) are calculated based upon net asset values at the end of the month, and range from 80 to 150 basis points of AUM annually. Accordingly, notwithstanding an increase or decrease in AUM from quarter-end to quarter-end, significant fluctuations in asset values within a given quarter may have a more pronounced impact on revenues generated from sub-advised mutual funds than on revenues generated from separate accounts or our proprietary funds. Under some circumstances, particularly in connection with the introduction of a new proprietary fund, we may waive a portion of a fund’s management fee and/or pay some expenses of the fund. Our proprietary funds currently represent approximately 1% of our AUM.

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

Typically, investment advisory agreements may not be assigned (including as a result of transactions, such as a direct or indirect change of control of the asset manager that would constitute an assignment under the Investment Advisers Act or other applicable regulatory requirements) without the prior consent of the client. When the asset management client is a U.S. registered mutual fund or closed end fund, the fund’s board of directors generally must annually approve the investment management contract, and any material changes to the contract, and the board and fund shareholders must approve any assignment of the contract (including as a result of transactions that would constitute an assignment under the Investment Company Act of 1940).

Investment advisory agreements are generally terminable upon thirty or fewer days notice. Our clients may elect to terminate their relationships with us, reduce the aggregate amount of assets under our management, or shift their funds to other types of investment strategies with different fee structures.

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

AUM Fair Value Measurement

AUM consists of actively traded securities. The fair value of these securities that comprise our AUM, and materially impacts the determination of revenue, is measured using Level 1 inputs as defined by the Fair Value Topic in the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”), which are publicly available, unadjusted, quoted prices in active markets. These prices are obtained from an independent pricing service. We substantiate the values obtained with another independent pricing service to confirm that all prices are valid. There is no estimation involved in the calculation of AUM that materially impacts our revenue recognition.

Key Performance Indicators

We monitor a variety of key performance indicators when evaluating our business results. The charts that follow depict our quarterly growth in certain key financial performance measures over the past five quarters:

(1)	Ending AUM

(2)	Average AUM

(3)	Operating Revenues vs. Operating Expenses

(4)	Operating Margin*

*	Defined as operating income divided by total operating revenues.

Ending AUM
$ in billions
$28
$24
$20
$16
$12
$8
$4
$0
$16.0
$19.2
$22.7
$23.2
$24.2
9-30-11
12-31-11
3-31-12
6-30-12
9-30-12
Fiscal Quarter

Average AUM
$ in billions
$28
$24
$20
$16
$12
$8
$4
$0
$16.2
$17.9
$20.9
$22.3
$23.9
9-30-11
12-31-11
3-31-12
6-30-12
9-30-12
Fiscal Quarter

Operating Revenues
Operating Expenses
$ in millions
$30
$25
$20
$15
$10
$5
$19.0
$21.7
$23.7
$27.9
$27.6
$10.9
$11.7
$13.6
$13.2
$14.1
9-30-11
12-31-11
3-31-12
6-30-12
9-30-12
Fiscal Quarter

Operating Margin
55%
50%
45%
40%
35%
30%
43%
46%
42%
53%
49%
9-30-11
12-31-11
3-31-12
6-30-12
9-30-12
Fiscal Quarter

Financial Highlights

During the three months ended September 30, 2012, favorable market performance led to an increase in our operating revenues and operating margin. Some highlights were as follows:

•	Our AUM was $24.2 billion at September 30, 2012, an increase of $1.0 billion, or 4%, from June 30, 2012. AUM increased by $8.2 billion, or 51%, from September 30, 2011.

•	AUM outflows slightly outpaced inflows by $70 million.

•	More than half of our investment strategies met or exceeded their respective benchmarks for the three and five-year periods ended September 30, 2012 and since investment strategy inception.

•	Our operating margin was approximately 49%, compared with 43% for the comparable period a year ago, as we continue to benefit from revenue growth and our operating leverage.

•	Basic earnings per share increased to $0.33 for the three months ended September 30, 2012, compared to $0.19 for the same period a year ago.

•

Our balance sheet remains strong. Cash flows from operations were $8.3 million. At September 30, 2012, working capital was $53.5 million, while cash and cash equivalents and accounts receivable were $60.0 million. We remain debt-free.

•	Following September 30, 2012, our Board approved an increase in the quarterly dividend from $0.08 to $0.10 per share, as a result of our strong financial position and anticipated future growth.

The following table presents key operating and financial indicators for the three months ended September 30, 2012 and 2011, respectively:

	Sept. 30,	Sept. 30,	Change
	2012	2011	Amt	%
Operating Indicators ($ in millions):
AUM at end of period	$24,173	$15,972	$8,201	51%
Average AUM for the period	$23,900	$16,154	$7,746	48%
Net client flows	$(70)	$1,555	$(1,625)	(105%)

Financial Indicators ($ in thousands, except share data):
Operating Revenue	$27,623	$19,009	$8,614	45%
Operating Income	$13,513	$8,098	$5,415	67%
Net Income	$7,894	$4,418	$3,476	79%
Earnings Per Share:
Basic	$0.33	$0.19	$0.14	74%
Diluted	$0.33	$0.19	$0.14	74%
Operating Margin(1)	49%	43%	6%	N	M

NM Not meaningful.

(1)	Defined as operating income divided by total operating revenues.

Business Environment

As an investment management and advisory firm, our results are impacted by the prevailing global economic climate, including such factors as corporate profitability, investor confidence, and interest rates. These factors can directly affect investor sentiment and global equity markets, and accordingly, our investment returns and AUM.

During the three months ended September 30, 2012, global equity markets posted solid gains despite weakening global economic activity and investor uncertainty. Markets were driven largely by central bank action which promoted investor confidence, with the European Central Bank declaring support for the sovereign bond markets of troubled nations and the U.S. Federal Reserve’s latest round of quantitative easing. The economic environment in which we operate continues to be challenging.

Investment returns for select broad market indices were as follows:

	Period Ended September 30, 2012
Index(1)	3 Months	12 Months
Dow Jones Industrial Average(2)	5.0%	23.1%
NASDAQ Composite(2)	6.2%	29.0%
S&P 500(2)	6.4%	30.2%
MSCI World (net)(2)	6.7%	21.6%

(1)	Assumes dividend re-investment.
(2)	Indices are trademarks of Dow Jones & Company, NASDAQ Stock Market, Inc., McGraw-Hill Companies, Inc. and MSCI Inc., respectively, which are not affiliated with Epoch.

Assets under Management (“AUM”)

The graph below depicts our quarterly AUM and revenue growth over the past eight quarters.

Quarterly AUM and Operating Revenue Growth
End of Period AUM
Operating Revenues
$16,856
$18,066
$20,702
$19,009
$21,734
$23,701
$27,938
$27,623
$14.3B
$15.6B
$17.1B
$16.0B
$19.2B
$22.7B
$23.2B
$24.2B
AUM ($ in billions)
$30.0
$25.0
$20.0
$15.0
$10.0
$5.0
$0.0
Operating Revenues ($ in thousands)
$30,000
$25,000
$20,000
$15,000
$10,000
$5,000
$0
12-31-10
3-31-11
6-30-11
9-30-11
12-31-11
3-31-12
6-30-12
9-30-12
Fiscal Quarter

AUM and Flows

The following table sets forth the changes in our AUM for the periods presented (dollars in millions):

	Three Months Ended September 30,
	2012	2011
Institutional
Beginning of period AUM	$12,096	$8,140

Inflows	466	980
Outflows	(482)	(48)

Net inflows/(outflows)	(16)	932
Market appreciation/(depreciation)	536	(1,313)

Net change	520	(381)

End of period AUM	12,616	7,759

Sub-advisory
Beginning of period AUM	10,848	8,680

Inflows	410	900
Outflows	(464)	(268)

Net inflows/(outflows)	(54)	632
Market appreciation/(depreciation)	488	(1,335)

Net change	434	(703)

End of period AUM	11,282	7,977

High net worth
Beginning of period AUM	264	267

Inflows	2	—
Outflows	(2)	(9)

Net inflows/(outflows)	—	(9)
Market appreciation/(depreciation)	11	(22)

Net change	11	(31)

End of period AUM	275	236

Total
Beginning of period AUM	23,208	17,087

Inflows(1)	878	1,880
Outflows(1)	(948)	(325)

Net inflows/(outflows)	(70)	1,555
Market appreciation/(depreciation)(2)	1,035	(2,670)

Net change	965	(1,115)

End of period AUM	$24,173	$15,972

Percent change in total AUM	4.2%	(6.5%)
Net inflows/Beginning of period AUM	(0.3%)	9.1%

(1)

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

(2)	Market appreciation/(depreciation) includes the impact of foreign currency fluctuations.

For the Three Months Ended September 30, 2012

AUM increased to $24.2 billion at September 30, 2012 from $23.2 billion at June 30, 2012. This increase was attributable to market appreciation. AUM outflows slightly outpaced inflows by $70 million.

Gross inflows into our Institutional distribution channel were approximately $0.5 billion and gross outflows were approximately $0.5 billion. Market appreciation on assets in our Institutional channel was approximately $0.5 billion. Inflows into the Institutional channel included approximately $0.3 billion of new accounts in our U.S. All Cap strategy as well as inflows into our Global Choice strategy.

Gross inflows into our Sub-advisory distribution channel were approximately $0.4 billion and gross outflows were approximately $0.5 billion. Market appreciation on assets in our Sub-advisory channel was approximately $0.5 billion. Inflows into our Global Shareholder Yield and U.S. Choice strategies were offset by outflows from our U.S. Value and U.S. All Cap Value strategies.

As of September 30, 2012, more than half of our strategies had met or outperformed their respective benchmarks for the 3-year and 5-year periods as well as since inception. For the three month period ended September 30, 2012, all of our investment strategies had positive returns ranging from approximately 3% in U.S. All Cap Value to 10% in International Small Cap. Global Equity Shareholder Yield comprised the majority of the total market appreciation as a result of its proportionate share of total AUM during the period. For further information regarding the performance of our investment strategies and their applicable benchmarks, please see “Investment Strategy Performance”.

For the Three Months Ended September 30, 2011

AUM decreased to $16.0 billion at September 30, 2011 from $17.1 billion at June 30, 2011. This decrease was primarily attributable to market depreciation. Net inflows of $1.6 billion were offset by market depreciation of $2.7 billion.

Gross inflows into our Institutional distribution channel were approximately $1.0 billion, and gross outflows were approximately $0.1 billion. Market depreciation on assets in our Institutional channel was $1.3 billion. Inflows into our Institutional channel were primarily into our Global Choice and Global Shareholder Yield strategies, including new accounts totaling $0.6 billion into our Global Shareholder Yield strategy.

Gross inflows into our Sub-advisory distribution channel were approximately $0.9 billion and gross outflows were approximately $0.3 billion. Market depreciation on assets in our Sub-advisory channel was $1.3 billion. Inflows into our Sub-advisory channel were primarily into our Global Shareholder Yield strategy.

For the three month period ending September 30, 2011, our investment strategies had returns ranging from approximately -10% for our Global Shareholder Yield strategy to -23% for our International Small Cap strategy. U.S. Value and U.S. All Cap Value comprised the majority of the total market depreciation as a result of their proportionate share of total AUM during the period.

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

Investment Strategies

The table below depicts the AUM in our investment strategies as of September 30, 2012, June 30, 2012 and September 30, 2011, respectively, as well as the 3-month and 1-year changes (dollars in millions):

	Sept. 30,	June 30,		Sept. 30,	3-Month Change		1-Year Change
Strategy	2012	2012		2011	Amt	%	Amt	%
Global Equity Shareholder Yield	$9,588	$9,188		$4,592	$400	4%	$4,996	109%
U.S. Value	4,859	5,052		4,016	(193)	(4%)	843	21%
U.S. All Cap Value	3,494	3,258		3,124	236	7%	370	12%
Global Choice	2,934	2,648	(2)	1,581	286	11%	1,353	86%
U.S. Smid Cap Value	1,030	1,013		773	17	2%	257	33%
Int’l Small Cap	836	781		628	55	7%	208	33%
U.S. Small Cap Value	370	363		323	7	2%	47	15%
Global Small Cap	258	275		239	(17)	(6%)	19	8%
Other(1)	804	630	(2)	696	174	28%	108	16%

Total AUM	$24,173	$23,208		$15,972	$965	4%	$8,201	51%

(1)	Primarily includes U.S. Choice and Global Absolute Return strategies.
(2)	In the year ended June 30, 2012, approximately $170 million of AUM transferred from the Global Absolute Return investment strategy to the Global Choice investment strategy.

The charts that follow show our investment strategies as a percentage of AUM as of September 30, 2012 and 2011, respectively:

Investment Strategy Performance

We measure relative investment performance by comparing our investment returns to competing investment strategies, industry benchmarks and client investment objectives. As long-term fundamental investors, we believe that our investment strategies yield the most benefits, and are best evaluated, over a long-term time horizon. The following table displays our investment strategies’ composite returns, net of management fees, for the three months, as well as the 1-year, 3-year and 5-year periods ended September 30, 2012 and since investment strategy inception, compared to their applicable benchmarks:

		Returns (%)(1)(3)
Strategy	Inception Date(2)	3 Months	1 Year	3 Years	5 Years	Since Inception

U.S. Value	7/31/01	4.0	25.1	11.1	1.3	5.8
Russell 1000		6.3	30.1	13.3	1.2	4.0
Russell 1000 Value		6.5	30.9	11.8	(0.9)	4.4
S&P 500		6.4	30.2	13.2	1.1	3.6

U.S. All Cap Value	7/31/94	3.4	25.8	11.2	1.2	10.4
Russell 3000		6.2	30.2	13.3	1.3	8.6
Russell 3000 Value		6.4	31.1	11.8	(0.7)	9.0

U.S. Small Cap Value	12/31/02	4.2	28.2	13.2	2.6	9.1
Russell 2000		5.3	31.9	13.0	2.2	9.8
Russell 2000 Value		5.7	32.6	11.7	1.3	9.4

U.S. Smid Cap Value	8/31/06	4.4	26.9	12.4	2.1	4.8
Russell 2500		5.6	30.9	14.1	2.8	4.9
Russell 2500 Value		5.8	32.2	13.1	2.2	3.4

U.S. Choice	4/30/05	5.3	26.1	12.4	1.9	6.4
Russell 3000		6.2	30.2	13.3	1.3	5.5

Global Equity Shareholder Yield	12/31/05	4.3	18.8	12.5	2.1	6.7
MSCI World (Net)		6.7	21.6	7.5	(2.1)	2.8

Global Choice	9/30/05	4.9	20.3	8.8	0.4	7.2
MSCI World (Net)		6.7	21.6	7.5	(2.1)	3.1

Global Absolute Return	12/31/01	5.0	19.1	7.7	1.0	8.9
MSCI World (Net)		6.7	21.6	7.5	(2.1)	4.5
S&P 500		6.4	30.2	13.2	1.1	4.2
Barclays Capital U.S. Aggregate		1.6	5.2	6.2	6.5	5.7

International Small Cap	1/31/05	9.9	16.7	6.4	(2.7)	7.3
MSCI World ex USA Small Cap (Net)		8.6	12.8	5.7	(2.6)	4.5

Global Small Cap	12/31/02	7.3	22.3	10.2	1.4	11.0
MSCI World Small Cap (Net)		6.7	22.8	10.2	0.7	11.6

(1)	Index and investment strategy returns assume dividend reinvestment. Investment strategy returns are net of management fees.
(2)

Epoch Investment Partners, Inc. became a registered investment adviser under the Investment Advisers Act in June 2004. Performance from April 2001 through May 2004 is for our investment team and accounts while at Steinberg Priest & Sloane Capital Management, LLC. For the period July 1994 through March 2001, Co-Chief Investment Officer William W. Priest managed the accounts while at Credit Suisse Asset Management, LLC.

(3)	The historical returns of these investment strategies are not necessarily indicative of their future performance.

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

We service the high net worth channel both directly and through third-party intermediaries, such as wealth advisers who utilize our investment strategies in investment programs they construct for their clients. We maintain a limited direct sales effort in the high net worth channel.

The table below presents our AUM by distribution channel as of September 30, 2012, June 30, 2012 and September 30, 2011, respectively (dollars in millions):

	September 30, 2012		June 30, 2012		September 30, 2011
Distribution Channel	Amount	% of AUM	Amount	% of AUM	Amount	% of AUM
Institutional	$12,616	52%	$12,096	52%	$7,759	49%
Sub-advisory	11,282	47%	10,848	47%	7,977	50%
High net worth	275	1%	264	1%	236	1%

Total AUM	$24,173	100%	$23,208	100%	$15,972	100%

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

In addition to an existing sub-advisory relationship with New York Life Investments for certain funds, and the adoption of the Epoch Funds indicated above, EIP and New York Life Investments have entered into an arrangement wherein, among other things, EIP and an affiliate of New York Life Investments have established a distribution and administration relationship with respect to certain separately managed account and unified managed account strategies, and for a period of three years commencing November 2009 New York Life Investments agrees to pay certain additional base fees and meet minimum distribution targets. For the three months ended September 30, 2012 and 2011, New York Life Investment Management accounted for approximately 15% and 18% of condensed consolidated operating revenues, respectively. Our relationship and services with New York Life Investment Management are considered important to our ongoing growth strategy.

Revenue by Geographic Region

We continue to grow our global distribution network. The following charts show our operating revenue by geographic region as a percentage of total operating revenue for the three months ended September 30, 2012 and 2011:

Results of Operations

For The Three Months Ended September 30, 2012 and 2011

For the three months ended September 30, 2012, net income was $7.9 million, an increase of 79%, or $3.5 million, from the same period a year ago.

Basic earnings per share were $0.33 compared to $0.19 per share for the same period a year ago. Drivers for the change in net income were as follows:

•

AUM growth. End of period AUM increased by 51%, or $8.2 billion from September 30, 2011, while average AUM for the period increased by 48%, or $7.7 billion. This helped our operating revenues grow by 45%, or $8.6 million.

•	Operating leverage. Operating margin increased to 49% for the three months ended September 30, 2012, compared to 43% for the three months ended September 30, 2011.

Operating Revenues:

	Sept. 30,	Sept. 30,	‘12 vs ‘11 Change
(Dollars in thousands)	2012	2011	$	%
Investment advisory and management fees	$27,190	$18,111	$9,079	50%
As a percent of total revenue	98%	95%

The 50% increase in investment advisory and management fees for the three months ended September 30, 2012 reflects a 48% increase in average AUM. The increase in AUM is primarily a result of net inflows from new and existing clients received since September 30, 2011. Net inflows for the past twelve months were approximately $4.2 billion. Average AUM for the three months ended September 30, 2012 was approximately $23.9 billion compared to $16.2 billion for the prior year.

Our average effective fee rate (investment advisory and management fees, excluding performance fees, as a percentage of average AUM) overall was approximately 45 basis points during both the three months ended September 30, 2012 and 2011.

Institutional separate accounts had an average effective fee rate of approximately 52 and 53 basis points during the three months ended September 30, 2012 and 2011, respectively. Institutional separate accounts were approximately 52% and 49% of AUM during those periods, respectively.

Sub-advisory AUM had an average effective fee rate of approximately 38 and 40 basis points during the three months ended September 30, 2012 and 2011 respectively. Sub-advisory AUM was approximately 47% and 50% of AUM during those periods, respectively.

As our tiered fee schedules or negotiated fees typically allow for lower fee rates as account size increases, additional inflows from existing institutional clients and from existing sub-advisory relationships, as well as a general increase in the size of new mandates, have slightly reduced the effective fee rates. Additionally, the agreements on certain separate accounts which have a performance fee component, generally have a reduced base management fee. Although growth in our global and international product AUM has been a key contributor to our overall increase in AUM and therefore management fees, effective fee rates have slightly declined due to the impact of larger mandates from new and existing clients in nearly all strategies, as well as the addition of several accounts with performance fee arrangements.

While the average effective fee rates have declined slightly, our margins and profitability have increased. In assessing profitability, we generally focus on marginal revenues and marginal costs.

For the three months ended September 30, 2012 and 2011, New York Life Investment Management, through the MainStay Epoch Funds and other funds sub-advised by EIP, accounted for approximately 15% and 18% of condensed consolidated operating revenues, respectively.

	Sept. 30,	Sept. 30,	‘12 vs ‘11 Change
(Dollars in thousands)	2012	2011	$	%
Performance fees	$433	$898	$(465)	(52%)
As a percent of total revenue	2%	5%

We have certain fee agreements that allow us to earn performance fees in the event that investment returns meet or exceed certain pre-established benchmarks specified in the agreements. Revenues for these incentives are recognized only when such performance targets are met or exceeded at the end of the respective measurement period.

The period in which performance fees are recognized may vary by account, based upon the particular client arrangement (i.e. quarterly or annual measurement period), commencement date of the agreement, and performance criteria. Most of our performance fee agreements are based upon an annual measurement period. However, that period may vary across contracts (i.e. June 1 through May 31 for a client that commences on June 1, and December 1 through November 30, for a client that commences on December 1). We have several performance fee arrangements with a quarterly measurement period, typically based on three-year rolling cumulative performance through the end of the respective quarter.

For the three months ended September 30, 2012 and 2011, approximately 12% and 14% of AUM, respectively, had the ability to generate performance fees with varying measurement periods and criteria. The decrease in performance fees for the three months ended September 30, 2012 stems from fewer performance fee accounts outperforming their targets and a reduction in relative performance, compared to the same period a year ago.

Operating Expenses:

We are continuously managing and reviewing our resource allocation. Our most significant operating expense is employee compensation and related benefits. Our ability to compete depends, in part, on our ability to attract and retain key employees while managing our compensation and other costs.

	Sept. 30,	Sept. 30,	‘12 vs ‘11 Change
(Dollars in thousands)	2012	2011	$	%
Employee compensation and related benefits	$10,395	$7,817	$2,578	33%
As a percent of total revenue	38%	41%

Employee compensation and related benefits include salaries, share-based compensation, incentive compensation, signing bonuses, commissions, severance, payroll taxes and benefits. Maintaining and recruiting high-caliber, experienced employees are critical to our growth strategy. We place a high emphasis on pay for performance. As such, changes in our performance as well as changes in the underlying performance of our investment strategies have an impact on compensation and benefits.

Incentive compensation and share-based compensation are primarily based on our operating results, including AUM growth, net inflows, investment performance, operating income and margins. However, there are no predetermined formulas or weighting factors used to determine compensation. We also review peer compensation surveys but do not specifically set any compensation elements or pay levels versus the survey results. Rather, we use the comparative survey data as part of our decision-making process in the determination of the appropriate level and mix of each component of compensation in any given year.

We generally issue share awards to employees shortly following the calendar year and these awards facilitate employee retention through multi-year vesting. Commissions are paid to certain sales persons and are based on a percentage of management fees earned on the respective AUM.

For the three months ended September 30, 2012, these expenses included salaries of $2.9 million, incentive compensation of $4.6 million, amortization of share-based compensation of $1.9 million, commissions of $0.5 million, and benefits and payroll taxes of $0.5 million. The increase during the current period was driven by additions to professional staff, merit increases, and our operating results, including AUM growth and increased operating income and margins. Average headcount increased by approximately 11% during the three months ended September 30, 2012 when compared with the prior year period. Several additions were made to our investment and client relations teams to support our business expansion. As a percentage of total revenue, employee compensation and related benefits declined from the prior year comparable period.

For the three months ended September 30, 2011, these expenses included salaries of $2.6 million, incentive compensation of $3.2 million, amortization of share-based compensation of $1.4 million, commissions of $0.1 million, and benefits and payroll taxes of $0.5 million.

We anticipate employee compensation and related benefit costs to increase during the current fiscal year in conjunction with an increase in our professional staff to support the planned growth of our business.

	Sept. 30,	Sept. 30,	‘12 vs ‘11 Change
(Dollars in thousands)	2012	2011	$	%
Occupancy and technology	$1,736	$1,185	$551	46%
As a percent of total revenue	6%	6%

Occupancy and technology costs consist primarily of office rent and related costs, market data services, information technology costs and depreciation. An increase in rent expense related to our new office lease was the primary reason for this increase. An increase in market data services also contributed to the change.

In conjunction with anticipated growth, we entered into a lease agreement in June 2012 for expanded new headquarters. The lease commenced on September 1, 2012. We expect to relocate all of our operations upon completion of construction in the new location, which is expected to be in February 2013. As a result, rent expense is expected to increase by approximately $3.0 million for the fiscal year ended June 30, 2013. We are currently searching for a sub-tenant for our present headquarters and we do not expect to incur material costs in conjunction with the anticipated termination of our existing lease agreements, which expire in September 2015.

	Sept. 30,	Sept. 30,	‘12 vs ‘11 Change
(Dollars in thousands)	2012	2011	$	%
Professional fees and services	$842	$712	$130	18%
As a percent of total revenue	3%	4%

These expenses include outside legal fees, independent accountants’ fees, consulting fees, employee placement fees and other professional services. An increase in consulting fees contributed to the increase from the prior year comparable period.

	Sept. 30,	Sept. 30,	‘12 vs ‘11 Change
(Dollars in thousands)	2012	2011	$	%
General and administrative	$694	$699	$(5)	(1%)
As a percent of total revenue	3%	4%

General and administrative expenses consist primarily of expenses for travel and entertainment, advertising and marketing, insurance, and other office related expenses. These expenses were virtually unchanged from the prior year comparable period.

	Sept. 30,	Sept. 30,	‘12 vs ‘11 Change
(Dollars in thousands)	2012	2011	$	%
Distribution and servicing fees	$443	$498	$(55)	(11%)
As a percent of total revenue	2%	3%

Distribution and servicing fees represent amounts paid to third-party distributors or administrators in conjunction with the sale or administration of certain separate accounts. Distribution fees are generally a percentage of investment advisory and performance fees earned on the underlying accounts. A reduction in performance fees on certain separate accounts was the reason for the current period decline.

Other Income/(Loss):

	Sept. 30,	Sept. 30,	‘12 vs ‘11 Change
(Dollars in thousands)	2012	2011	$	%
Other income/(loss)	$409	$(194)	$603	NM
As a percent of income before income taxes	3%	(2%)

NM not meaningful

Other income/(loss) includes investment gains and losses, dividends and interest income. The increase from the prior year comparable period primarily stems from gains associated with investments in several new Company-sponsored vehicles.

Provision for Income Taxes:

	Sept. 30,	Sept. 30,	‘12 vs ‘11 Change
(Dollars in thousands)	2012	2011	$	%
Provision for income taxes	$6,028	$3,486	$2,542	73%
Effective income tax rate	43%	44%

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

Three Months Ended September 30, 2012 and Prior Three Months Ended June 30, 2012

The table below presents key operating and financial indicators for the three months ended September 30, 2012 and the prior three months ended June 30, 2012, respectively:

	Sept. 30,	June 30,	Change
	2012	2012	Amt	%
Operating Indicators ($ in millions):
AUM at end of period	$24,173	$23,208	$965	4%
Average AUM for the period	$23,900	$22,250	$1,650	7%
Net client flows	$(70)	$1,153	$(1,223)	(106%)

Financial Indicators ($ in thousands, except share data):
Operating Revenue	$27,623	$27,938	$(315)	(1%)
Operating Income	$13,513	$14,689	$(1,176)	(8%)
Net Income	$7,894	$8,407	$(513)	(6%)
Earnings Per Share:
Basic	$0.33	$0.36	$(0.03)	(8%)
Diluted	$0.33	$0.35	$(0.02)	(6%)
Operating Margin(1)	49%	53%	(4%)	N	M

NM not meaningful.

(1)	Defined as operating income divided by total operating revenues.

AUM increased by approximately $1.0 billion from June 30, 2012 to September 30, 2012, driven by market performance. Although there were no closed accounts during the period, quarterly outflows slightly outpaced inflows for only the second time in our corporate history. While management fees increased, total operating revenue and operating income decreased primarily as a result of a reduction in performance fees from the prior quarter. Total operating expenses increased due to increases in employee compensation and occupancy expense. Our new office lease commenced September 1, 2012, and we expect occupancy expenses to increase during the next three month period.

Liquidity and Capital Resources

Sources of Liquidity

Our principal source of liquidity is cash flows from operating activities, particularly investment management fees. Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents and accounts receivable. While it is currently our intention to hold the held-to-maturity securities until maturity and our other investments long-term, we have the ability to convert these items into cash and cash equivalents during any fiscal year. Cash and cash equivalents, accounts receivable, held-to-maturity securities and our other investments accounted for approximately 80% of total assets as of September 30, 2012.

The following table summarizes our principal and potential sources of liquidity as of September 30, 2012 and June 30, 2012 (dollars in thousands):

	September 30, 2012	June 30, 2012
Balance Sheet Data:
Cash and cash equivalents	$36,474	$24,528
Accounts receivable	23,493	20,718
Trading securities	2,558	5,040
Available-for-sale securities	6,634	8,448
Held-to-maturity securities	1,212	1,218
Equity method investments	3,124	2,580

Total	$73,495	$62,532

Percent of total assets	80%	81%

We believe that the sources of liquidity described above as well as our continuing cash flows from operations will be sufficient to meet our operating needs for the foreseeable future and will enable us to continue implementing our growth strategy. We do not anticipate a need for an external source of liquidity.

Uses of Liquidity

We remain committed to growing our business in this challenging market environment and to returning value to our shareholders, therefore we expect that our main uses of cash will be to pay operating expenses, recruit key personnel, enhance our operating and technology infrastructure, pay dividends, and repurchase shares of our common stock when appropriate.

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

Cash Flows Analysis

A summary of the Statements of Cash Flows for the three months ended September 30, 2012 and 2011, respectively, is as follows (in thousands):

	Three Months Ended September 30,
	2012	2011
Cash flows provided by/(used in):
Operating activities	$8,263	$7,926
Investing activities	1,754	(162)
Financing activities	1,929	(1,577)

Net increase in cash and cash equivalents	11,946	6,187

Cash and cash equivalents at beginning of period	24,528	29,128

Cash and cash equivalents at end of period	$36,474	$35,315

A more detailed analysis of cash flows for the three months is as follows:

Cash Flows from Operating Activities

Our cash flows from operating activities are calculated by adjusting net income to reflect other significant operating sources and uses of cash, certain significant non-cash items such as share-based compensation and depreciation, and timing differences in the cash settlement of operating assets and liabilities. Significant operating sources and uses of cash that are not reflected in net income include net cash flows associated with the purchase and sale of investments in Company-sponsored vehicles classified as trading securities.

For the three months ended September 30, 2012, our net cash provided by operating activities totaled $8.3 million. The increase from the prior year period reflects the increase in revenues and related operating income as well as the timing differences in the cash settlement of assets and liabilities.

Accrued compensation and benefits increased by $4.3 million from the June 30, 2012 balance and primarily reflects accruals for incentive compensation. This liability is generally paid shortly after the calendar year end.

Cash Flows from Investing Activities

Our cash flows from investing activities consist primarily of capital expenditures, the purchase and redemption of held-to-maturity securities, and investments in Company-sponsored products and a non-affiliated limited partnership.

Cash flows provided by investing activities totaled $1.8 million for the three months ended September 30, 2012. During the period, we redeemed $3.0 million of existing investments, including $2.0 million from the non-affiliated investment limited partnership. These inflows were partially offset by $1.2 million of capital expenditures, primarily for the new corporate headquarters location anticipated to be occupied by February 2013.

Cash Flows from Financing Activities

Our cash flows from financing activities primarily reflect the payment of common stock dividends, the repurchase of our common stock, and the recognition of excess tax benefits associated with share-based compensation.

Net cash flows provided by financing activities totaled $1.9 million. The primary cash flows used in financing activities during the three months ended September 30, 2012, were $1.9 million for the payment of dividends, and $0.1 million for the repurchase of common stock in conjunction with employee tax withholding obligations on the vesting of common shares. Excess tax benefits of $3.5 million offset the cash used in financing activities. Excess tax benefits arise in connection with our share-based compensation. When a restricted stock award vests, the market price on the date the stock vests to the employee may be higher than the original grant date fair market value of the award. If so, the difference between the cumulative amount that has been recognized through the Statement of Income and the vesting amount results in an excess tax benefit. Excess tax benefits reduce income taxes payable and increase additional paid-in capital in the period recognized.

Working Capital

Our working capital at September 30, 2012 and June 30, 2012 is set forth in the table below (in thousands):

	September 30,	June 30,	Change
	2012	2012	$	%

Current Assets	$66,637	$49,704	$16,933	34%
Current Liabilities	13,098	10,982	2,116	19%

Working Capital	$53,539	$38,722	$14,817	38%

Deferred Tax Assets

As of September 30, 2012, we had $8.9 million in long-term deferred tax assets, primarily relating to acquired net operating losses and alternative minimum tax credits. We believe there is sufficient positive evidence existing from earnings history, pre-tax income growth rates, current operating income levels, and the outlook for sustained profitability, to conclude that it is more likely than not that these deferred tax assets will be fully realized in future operating periods.

Capital Expenditures

In June 2012, we entered into a lease agreement to relocate our operations to 399 Park Avenue, New York, NY. This lease commenced September 1, 2012 and we expect to occupy the new premises once construction is completed, in February 2013. The new lease is for approximately 39,500 rentable square feet. We anticipate leasehold improvements and the purchase of additional office equipment, net of the landlord’s contribution, to be in the range of $6.0 million to $7.0 million. During the three months ended September 30, 2012, we incurred $1.1 million of capital expenditures related to the new space. Any related capital expenditures and obligations for such office space will be paid from our cash flows from operations.

Quarterly Dividends on Common Stock

We have been paying regular quarterly dividends since the quarter ended December 31, 2007. During the three months ended September 30, 2012, an aggregate quarterly dividend of $1.9 million was paid. On October 1, 2012, our Board of Directors increased the Company’s quarterly cash dividend rate from $0.08 to $0.10 per share. The dividend is payable on November 5, 2012 to all shareholders of record at the close of business on October 22, 2012. The aggregate quarterly dividend will be approximately $2.4 million.

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

Common Stock Repurchase Plan

We maintain a stock repurchase plan with the objective of maximizing shareholder value. Subject to applicable laws, shares may be purchased from time to time in the open market and/or in privately negotiated transactions. Such purchases will be at times and in amounts as we deem appropriate, based on factors such as prevailing market conditions, legal requirements and other business considerations.

We did not repurchase any of our common stock during the three months ended September 30, 2012 under the repurchase plan. As of September 30, 2012, we have repurchased a cumulative total of 659,516 shares at a cost of approximately $6.7 million and had 490,484 shares remaining available for repurchase. All shares repurchased are shown as Treasury Stock, at cost, in the stockholders’ equity section of the Condensed Consolidated Balance Sheets.

Employee Tax Withholding

To satisfy statutory employee tax withholding requirements related to the vesting of common shares, employees may elect to have us withhold shares and remit the necessary tax withholding on their behalf. We may promptly sell these shares in the open market on behalf of employees or acquire them as treasury shares. Any resulting gain or loss on sale is accounted for as an adjustment to additional paid-in capital. During the three months ended September 30, 2012, a total of 5,500 employee relinquished shares related to employee tax withholding were acquired as treasury shares at a weighted-average price of $23.49 per share.

Fair Value Measurements

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

Contractual Obligations

Our contractual obligations are summarized on page 50 in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012. At September 30, 2012, there were no material changes in our contractual obligations from June 30, 2012.

Off-Balance Sheet Arrangements

As of September 30, 2012, we had no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, Disclosures About Offsetting Assets and Liabilities. ASU No. 2011-11 provides new disclosure requirements regarding the nature of an entity’s rights of setoff and related arrangements associated with its derivative and other financial instruments. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods therein, with retrospective application required. The new disclosures are designed to make financial statements that are prepared under U.S. GAAP more comparable to those prepared under IFRS. The Company does not anticipate that the adoption of the new disclosure requirements will have a material impact on its condensed consolidated financial position, results of operations, or cash flows.

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

In evaluating market risk, it is important to note that substantially all of our revenue is based on the market value of AUM. As noted in “Risk Factors” in Item 1A. of our June 30, 2012 Annual Report filed on Form 10-K, declines of equity market values negatively impact our revenue and net income.

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

Our AUM was approximately $24.2 billion as of September 30, 2012. At September 30, 2012, we performed a sensitivity analysis to assess the potential loss in the fair value and associated revenue of our market-risk sensitive AUM. Assuming a 10% market decline in associated market indices, and the change proportionally distributed over all of our investment strategies, the fair value of our AUM would decrease by an estimated $2.0 billion, which would cause an annualized decrease in total investment advisory and management fees of approximately $8.9 million. We do not hedge equity price risk on this exposure.

We earn performance fees on certain client accounts in the event that investment returns meet or exceed targeted amounts specified in the investment management agreements. Our performance fees will be impacted by changes in the market values of those accounts, which in turn are affected by changes in market risk factors. However, several other factors may influence the degree of impact, including: the performance criteria for the respective investment portfolio, the period over which the performance fee applies, and, to the extent applicable, the previous performance of the investment portfolio. As a result, the impact on changes in market risk factors on performance fees may vary widely and is therefore not readily predicted or estimated. A small portion of our investment advisory agreements include a performance fee component. Historically, less than 5% of our revenues have been generated from performance fees.

Company Investments

We are exposed to fluctuations in the market security price of our investments. Our investments primarily consist of investments in Company-sponsored investment vehicles, including mutual funds, investment strategy separate accounts, and affiliated limited liability companies. Our corporate investments also include an investment in a non-affiliated investment limited partnership. We do not hedge our market security price risk related to these investments and do not intend to do so in the future.

At September 30, 2012 and June 30, 2012, respectively, we performed a sensitivity analysis to assess the potential loss in the fair value of these market-risk sensitive securities. The following table represents the estimated impact on our financial position assuming a hypothetical 10% decline in associated market indices (in thousands):

	Fair Value	Fair Value Assuming 10% Decline(1)	Decrease in Stockholders’ Equity(2)

At September 30, 2012:
Trading securities:(3)
Epoch Global All-Cap Fund, LLC	$2,558	$2,320	$134

Available-for-sale securities:(4)
Company-sponsored mutual funds	1,199	1,085	64
Epoch Global Champions separate account	1,129	1,019	62
Epoch U.S. Equity Shareholder Yield separate account	2,075	1,867	117
Investment in non-affiliated limited partnership	2,231	2,194	21

Equity method investments:(5)
Epoch Global Equity Shareholder Yield Fund, LLC	1,121	1,035	49
Epoch Global Choice Fund, LLC(6)	1,471	1,328	80
Epoch Global Absolute Return Fund, LLC	532	480	29

Total	$12,316	$11,328	$556

At June 30, 2012:
Trading securities:(3)
Epoch Global All-Cap Fund, LLC	$2,929	$2,677	$142
Epoch Global Choice Fund, LLC	2,111	1,915	111
Available-for-sale securities:(4)
Company-sponsored mutual funds	1,133	1,025	60
Epoch Global Champions separate account	1,088	980	61
Epoch U.S. Equity Shareholder Yield separate account	2,000	1,800	113
Investment in non-affiliated limited partnership	4,227	4,156	40
Equity method investments:(5)
Epoch Global Equity Shareholder Yield Fund, LLC	2,073	1,912	91
Epoch Global Absolute Return Fund, LLC	507	465	24

Total	$16,068	$14,930	$642

(1)	Based upon the investment’s correlation with its associated market index, a hypothetical 10% decline in the associated market index may result in a change other than 10% in the respective investment.
(2)	All amounts shown in this column are net of tax.
(3)	Unrealized and realized gains or losses on trading securities are included in net income.
(4)	Unrealized gains or losses on available-for-sale securities are recorded in accumulated other comprehensive income/(loss), net of tax, as a separate component of stockholders’ equity until realized.
(5)	Net earnings or losses on equity method investments are included in net income.
(6)

At June 30, 2012, we were the sole investor in, and managing member of, the Epoch Global Choice Fund, LLC, and thus accounted for this investment as trading securities. During the three months ended September 30, 2012, several new investors joined the fund, and at September 30, 2012 had substantive rights to remove us as the managing member. Therefore, we reclassified this investment to an equity method investment.

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

The table below provides information about our investment securities held-to-maturity, including expected principal flows for the fiscal years June 30, 2013 through June 30, 2017 and thereafter (in thousands):

	Payments Due in Fiscal Years Ended June 30,						Total Principal Cash Flows	Fair Market Value at September 30, 2012
	2013	2014	2015	2016	2017	Thereafter

Long-term debt securities	$700	$500	$—	$—	$—	$—	$1,200	$1,232
Weighted-average interest rate	1.93%	2.66%	—	—	—	—	2.23%

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

Foreign Currency Exchange Risk

Certain client portfolios include securities denominated in foreign currencies. Accordingly, foreign currency fluctuations may affect the levels of our AUM. For securities denominated in currencies other than U.S. dollars, an increase in the value of the U.S. dollar relative to those non-U.S. currencies may result in a decrease in the dollar value of our AUM, which, in turn, would result in lower U.S. dollar denominated revenues. We estimate that, as of September 30, 2012, a 10% weakening or strengthening of the U.S. dollar against all or any combination of currencies to which our portfolios have exposure to exchange rates would not have a material effect on our revenues.

While we operate in the U.S., we have clients in several countries outside the U.S. However, nearly all of our revenue from these clients and the associated expenses are denominated in U.S. dollars. Therefore, only a limited portion of our revenues and expenses are impacted by movements in currency exchange rates. We estimate that, as of September 30, 2012, the effect of a 10% change in exchange rates on such revenues and expenses would not have a material effect on our results of operations. Our exposure to currency movements may likely increase as our business outside the U.S. grows, and we will continue to monitor our foreign currency exposure accordingly.

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

For the quarter ended September 30, 2012, management, with the participation of the Company’s principal executive officer and principal financial and accounting officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on such evaluation of these disclosure controls and procedures, the Company’s principal executive officer and principal financial and accounting officer have concluded that the Company’s disclosure controls and procedures were effective during the period covered by this Quarterly Report on Form 10-Q.

The Company has also established and maintains internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of condensed consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In the ordinary course of business, the Company routinely enhances its internal controls and procedures for financial reporting by either upgrading its current systems or implementing new systems. During the fiscal quarter ended September 30, 2012, there was no change in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition, for further discussion of our potential risks and uncertainties, see information under the heading “Risk Factors” beginning on page 13 in our Annual Report on Form 10-K for the year ended June 30, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Purchases of Equity Securities by the Issuer.

Common Stock Repurchase Plan

There were no share repurchases under the Company’s Stock Repurchase Plan during the three months ended September 30, 2012.

Employee Tax Withholding

To satisfy statutory employee tax withholding requirements related to the vesting of common shares, employees may elect to have us withhold shares and remit the necessary tax withholding on their behalf. We may promptly sell these shares in the open market on behalf of employees or acquire them as treasury shares. Any resulting gain or loss on sale is accounted for as an adjustment to additional paid-in capital. During the three months ended September 30, 2012, a total of 5,500 employee relinquished shares related to employee tax withholding were acquired as treasury shares at a weighted-average price of $23.49 per share.

Item 5.	Other Information.

The Company’s Annual Meeting of Stockholders will be held on Wednesday, November 28, 2012 at 11:30 a.m. Eastern Standard Time. This year’s Annual Meeting will be a completely “virtual meeting” of stockholders via live audio webcast at www.virtualshareholdermeeting.com/ephc2012.

Item 6.	Exhibits.

Exhibit No.	Description

(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	Agreement of Merger and Plan of Reorganization dated as of June 2, 2004, incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed with the SEC on June 3, 2004.

(3) Articles of Incorporation and Bylaws

3.1	Certificate of Incorporation of the Registrant, as amended, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on December 7, 2004.

3.2	Amended and Restated By-Laws of Epoch Holding Corporation (as adopted April 2, 2008), incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on April 2, 2008.

(4) Instruments Defining the Rights of Security Holders

4.1*	Amended and Restated 2004 Omnibus Long-Term Incentive Compensation Plan, incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8, filed with the SEC on December 29, 2008.

(10) Material Contracts

10.1*	Amended and Restated Employment Agreement by and between Epoch Holding Corporation and William W. Priest, dated as of December 20, 2010 and effective as of January 1, 2011, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on December 20, 2010.

10.2	Office lease between BP 399 Park Avenue LLC (Landlord) and Epoch Investment Partners, Inc. (Tenant), dated as of June 15, 2012, incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2012, filed with the SEC on September 10, 2012.

10.45	Office lease between Vornado 640 Fifth Avenue LLC (Landlord) and Epoch Investment Partners, Inc. (Tenant), incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the SEC on September 28, 2005.

10.46	Form of Restricted Stock Award, incorporated by reference to Exhibit 10.46 to the Annual Report, as amended, on Form 10-K/A for the fiscal year ended June 30, 2006, filed with the SEC on September 28, 2006.

10.49	Office sublease between Centerview Partners Holdings LLC (Sublessor) and Epoch Investment Partners, Inc. (Sublessee), incorporated by reference to Exhibit 10.49 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the SEC on November 6, 2009.

(31) Rule 13a-14(a)/15d-14(a) Certifications

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32) Section 1350 Certification

32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

(101) XBRL Documents

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Filed herewith.
*	Employment contract, compensatory plan or arrangement.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPOCH HOLDING CORPORATION
(Registrant)

Date: November 5, 2012	By:	/s/ ADAM BORAK
Adam Borak
Chief Financial Officer
(Principal Financial and Accounting Officer)