Form 10-Q
period 2012-12-31
EPOCH HOLDING CORP
filed 2013-02-07
CIK 351903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2012

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

As of February 4, 2013, there were 23,868,559 shares of the registrant’s common stock, $0.01 par value per share, issued and outstanding.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2012

Form 10-Q Item No.		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
	Condensed Consolidated Balance Sheets (Unaudited)—December 31, 2012 and June 30, 2012	1
	Condensed Consolidated Statements of Income (Unaudited)—for the Three and Six Months Ended December 31, 2012 and 2011	2
	Condensed Consolidated Statements of Comprehensive Income (Unaudited)—for the Three and Six Months Ended December 31, 2012 and 2011	3
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)—for the Year Ended June 30, 2012 and Six Months Ended December 31, 2012	4
	Condensed Consolidated Statements of Cash Flows (Unaudited)—for the Six Months Ended December 31, 2012 and 2011	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	43
Item 4.	Controls and Procedures	46

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	47
Item 1A.	Risk Factors	48
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49
Item 6.	Exhibits	50
	Signature	52

Items other than those listed above have been omitted because they are not applicable.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)

	December 31, 2012	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$21,866	$24,528
Accounts receivable	23,428	20,718
Deferred income taxes	3,053	2,477
Held-to-maturity securities, at amortized cost (fair value of $0 and $710, respectively)—(Note 6)	—	706
Prepaid taxes and other current assets	8,263	1,275

Total current assets	56,610	49,704

Trading securities, at fair value	2,638	5,040
Available-for-sale securities, at fair value (cost of $6,468 and $8,209, respectively)—(Note 5)	6,645	8,448
Held-to-maturity securities, at amortized cost (fair value of $524 and $532, respectively)—(Note 6)	509	512
Equity method investments	3,188	2,580
Deferred income taxes	8,907	8,880
Property and equipment, net of accumulated depreciation of $4,883 and $4,306, respectively	5,451	863
Security deposits	1,673	1,639

Total assets	$85,621	$77,666

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$5,252	$1,386
Accrued compensation and benefits	10,205	7,476
Income taxes payable	—	2,120

Total current liabilities	15,457	10,982

Deferred rent	1,673	531

Total liabilities	17,130	11,513

Commitments and contingencies—(Note 7)

Stockholders’ equity:
Common stock, $0.01 par value per share, 60,000,000 shares authorized; 24,743,160 issued and 23,868,559 outstanding at December 31, 2012 and 24,474,370 issued and 23,605,490 outstanding at June 30, 2012, respectively	247	245
Additional paid-in capital	85,982	75,058
(Accumulated deficit)/retained earnings	(6,112)	2,307
Accumulated other comprehensive (loss)/income, net of tax	(27)	8
Less: Treasury stock, at cost, 874,601 and 868,880 shares, respectively	(11,599)	(11,465)

Total stockholders’ equity	68,491	66,153

Total liabilities and stockholders’ equity	$85,621	$77,666

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Operating Revenues:
Investment advisory and management fees	$27,309	$20,694	$54,500	$38,805
Performance fees	494	1,040	927	1,938

Total operating revenues	27,803	21,734	55,427	40,743

Operating Expenses:
Employee compensation and benefits	10,512	8,353	20,907	16,170
Professional fees and services	3,926	756	4,768	1,467
Occupancy and technology	2,333	1,330	4,069	2,515
General and administrative	793	766	1,487	1,465
Distribution and servicing fees	403	470	846	969

Total operating expenses	17,967	11,675	32,077	22,586

Operating Income	9,836	10,059	23,350	18,157

Other income	284	331	693	137

Income Before Income Taxes	10,120	10,390	24,043	18,294

Provision for income taxes	4,382	4,527	10,411	8,013

Net Income	$5,738	$5,863	$13,632	$10,281

Earnings Per Share:—(Note 8)
Basic	$0.24	$0.25	$0.58	$0.44

Diluted	$0.24	$0.25	$0.57	$0.44

Weighted-Average Shares Outstanding:
Basic	23,714	23,285	23,697	23,320

Diluted	23,729	23,471	23,712	23,496

Cash Dividends Declared Per Share—(Note 11)	$0.85	$0.83	$0.93	$0.89

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended, December 31,		Six Months Ended, December 31,
	2012	2011	2012	2011

Net income	$5,738	$5,863	$13,632	$10,281

Other comprehensive income/(loss), net of tax—(Note 9):
Net unrealized gains/(losses) on available-for-sale securities	(17)	196	73	(219)
Reclassification for net gains included in net income	(47)	(155)	(108)	(70)

Other comprehensive income/(loss), net of tax	(64)	41	(35)	(289)

Comprehensive income	$5,674	$5,904	$13,597	$9,992

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE YEAR ENDED JUNE 30, 2012 AND SIX MONTHS ENDED DECEMBER 31, 2012

(dollars and shares in thousands)

	Common Stock		Additional Paid-in Capital	(Accumulated Deficit)/ Retained Earnings	Accumulated Other Comprehensive (Loss)/ income	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balances at June 30, 2011	23,364	$239	$64,737	$2,041	$183	580	$(5,465)	$61,735
Net income	—	—	—	24,767	—	—	—	24,767
Other comprehensive loss	—	—	—	—	(175)	—	—	(175)
Dividends	—	—	—	(24,501)	—	—	—	(24,501)
Issuance and forfeitures of restricted share awards	379	4	1,087	—	—	—	—	1,091
Amortization of share-based compensation	—	—	6,084	—	—	—	—	6,084
Excess income tax benefits from share-based compensation	—	—	1,702	—	—	—	—	1,702
Income tax benefit from dividends paid on unvested shares	—	—	511	—	—	—	—	511
Purchases of shares for employee withholding	(209)	—	—	—	—	209	(4,807)	(4,807)
Repurchase of common shares	(80)	—	—	—	—	80	(1,193)	(1,193)
Exercise of stock options	152	2	937	—	—	—	—	939

Balances at June 30, 2012	23,606	245	75,058	2,307	8	869	(11,465)	66,153

Net income	—	—	—	13,632	—	—	—	13,632
Other comprehensive income—(Note 9)	—	—	—	—	(35)	—	—	(35)
Dividends	—	—	—	(22,051)	—	—	—	(22,051)
Issuance and forfeitures of restricted share awards	(11)	(1)	(154)	—	—	—	—	(155)
Amortization of share-based compensation	—	—	3,624	—	—	—	—	3,624
Excess income tax benefit from share-based compensation	—	—	5,303	—	—	—	—	5,303
Income tax benefit from dividends paid on unvested shares	—	—	424	—	—	—	—	424
Purchases of shares for employee withholding	(6)	—	—	—	—	6	(134)	(134)
Exercise of stock options	280	3	1,727	—	—	—	—	1,730

Balances at December 31, 2012	23,869	$247	$85,982	$(6,112)	$(27)	875	$(11,599)	$68,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended December 31,
	2012	2011
Cash flows from operating activities:
Net income	$13,632	$10,281
Adjustments to reconcile net income to net cash provided by operating activities:
Benefit from deferred income taxes	(576)	(116)
Share-based compensation	3,469	2,800
Depreciation and amortization	577	537
Net gains on investments	(396)	(115)
Net (income)/loss from equity method investments	(165)	44
Amortization of bond premiums	10	21
Excess income tax benefit from share-based compensation	(5,303)	(1,715)
Income tax benefit from dividends paid on unvested shares	(424)	(433)
(Increase)/decrease in operating assets:
Accounts receivable	(2,710)	(345)
Prepaid taxes and other current assets	(6,988)	(884)
Trading securities	1,165	(6,777)
Increase/(decrease) in operating liabilities:
Accounts payable and accrued liabilities	3,866	91
Accrued compensation and benefits	2,729	6,787
Income taxes payable	3,607	1,499
Deferred rent	1,142	(82)

Net cash provided by operating activities	13,635	11,593

Cash flows from investing activities:
Proceeds from available-for-sale securities, net	1,930	1,745
Proceeds from equity method investments	1,000	—
Proceeds from redemption of held-to-maturity securities	700	—
Capital expenditures	(5,165)	(173)
Security deposits	(34)	101

Net cash (used in)/provided by investing activities	(1,569)	1,673

Cash flows from financing activities:
Dividends	(22,051)	(3,265)
Repurchase of common shares	(134)	(1,943)
Excess income tax benefit from share-based compensation	5,303	1,715
Income tax benefit from dividends paid on unvested shares	424	433
Proceeds from stock option exercises	1,730	357

Net cash used in financing activities	(14,728)	(2,703)

Net (decrease)/increase in cash and cash equivalents during period	(2,662)	10,563
Cash and cash equivalents at beginning of period	24,528	29,128

Cash and cash equivalents at end of period	$21,866	$39,691

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$13,051	$7,392

Supplemental disclosures of non-cash investing activities:
Net change in unrealized gains/(losses) on available-for-sale securities, net of tax—(Note 9)	$(35)	$(289)

Dividends declared but not yet paid	$—	$17,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011

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

Basis of Presentation

The fiscal year-end June 30, 2012 Condensed Consolidated Balance Sheet was derived from audited financial statements and, in accordance with interim financial statement standards, does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for annual financial statements. The unaudited condensed consolidated financial statements of the Company included herein have been prepared in accordance with U.S. GAAP, and in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information not misleading.

Certain items previously reported have been reclassified to conform to the current year presentation. Such reclassifications had no impact on the condensed consolidated financial position, results of operations, or cash flows.

Use of Estimates

These financial statements rely, in part, on estimates. Actual results could differ from these estimates. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, interim results of operations, comprehensive income and cash flows. All material intercompany accounts and transactions have been eliminated in consolidation. The nature of the Company’s business is such that the results for the interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The Company’s unaudited condensed consolidated financial statements and the related notes should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

There have been no changes in significant accounting policies during the three and six months ended December 31, 2012. For a complete listing of the Company’s significant accounting policies, please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011

(Unaudited)

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

An entity that is a VIE must be consolidated by its primary beneficiary. For VIEs that are investment companies and meet other requirements, the primary beneficiary of the VIE is defined as the party that absorbs a majority of the expected losses of the VIE, receives a majority of the expected residual returns of the VIE, or both. For VIEs that are not investment companies, the primary beneficiary of a VIE is defined as the party who, considering the involvement of related parties and de facto agents, has (i) the power to direct the activities of the VIE that most significantly affect its economic performance, and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. This evaluation is updated continuously. As of December 31, 2012, all funds in which the Company was the Managing Member or managed through a contract were considered investment companies. Furthermore, as of December 31, 2012, none of the funds in which the Company served as a Managing Member and/or managed through a contract met the definition of a VIE.

If the Company determines that a fund is not a VIE, the Company then evaluates whether the fund is a partnership or similar entity. If the fund is a partnership or similar entity, the Company evaluates the fund under the partnership consolidation guidance. Pursuant to that guidance, the Company consolidates funds in which it is the Managing Member and/or manages through a contract, unless presumption of control by the Company can be overcome. This presumption is overcome only when unaffiliated investors in the fund have the substantive ability to liquidate the fund or otherwise remove the Company as the Managing Member without cause, based on a simple majority vote of unaffiliated investors, or have other substantive participating rights. If the presumption of control can be overcome, the Company accounts for its interest in the fund pursuant to the equity method of accounting. As of December 31, 2012, the Company’s investment in the Epoch Global All-Cap Fund, LLC required consolidation under this guidance, as the Company was the sole member in this fund.

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

If the Company does not consolidate a fund in which it is the Managing Member and/or manages through a contract based on the evaluation above, it will account for its equity investment as one of the following depending on the characteristic of the investment: (1) an available-for-sale security if the equity investment has a readily determinable fair value (i.e., the equity investment is publicly traded) and the Company does not have significant influence, (2) as an equity method investment if the Company has significant influence (i.e., the Company is a Managing Member of a fund that is a partnership or similar entity that it is not required to consolidate), or (3) as a cost method investment if the equity method investment does not have a readily determinable fair value and the Company does not have significant influence. As of December 31, 2012, the Company accounted for its investments in its four Company-sponsored mutual funds as available-for-sale securities, as these investments have a readily determinable fair value and the Company did not have significant influence through its sub-advisory agreements. The Company accounted for its investments in the Epoch Global Equity Shareholder Yield Fund, LLC, the Epoch Global Choice Fund, LLC and the Epoch Global Absolute Return Fund, LLC under the equity method, as the Company had significant influence as Managing Member.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011

(Unaudited)

Recently Issued Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, Disclosures About Offsetting Assets and Liabilities. ASU No. 2011-11 provides new disclosure requirements regarding the nature of an entity’s rights of setoff and related arrangements associated with its derivative and other financial instruments. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods therein, with retrospective application required. The new disclosures are designed to make financial statements that are prepared under U.S. GAAP more comparable to those prepared under International Financial Reporting Standards (“IFRS”). The Company adopted this standard in January 2013. The adoption of this standard did not have a material impact on its condensed consolidated financial position, results of operations, or cash flows.

Note 2—Merger Agreement

On December 6, 2012, Epoch, The Toronto-Dominion Bank (“TD”) and Empire Merger Sub, Inc. (“Merger Sub”), a wholly owned subsidiary of TD, entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, subject to the satisfaction or waiver of certain conditions, Merger Sub will be merged with and into Epoch, with Epoch surviving the merger as a wholly owned subsidiary of TD (the “Merger”). The Merger Agreement was unanimously approved by Epoch’s Board of Directors and is expected to be completed during the first half of calendar year 2013.

At the effective time of the Merger, each share of Epoch common stock (other than treasury shares held by Epoch and any shares of Epoch common stock held by TD or any wholly-owned subsidiary of TD or Epoch or any person who properly demands statutory appraisal of their shares) will be converted into the right to receive an amount in cash equal to $28.00, without interest (the “Merger Consideration”). Each option to acquire Epoch common stock that is outstanding, whether vested or unvested, at the effective time of the Merger will be canceled in exchange for the right to receive the Merger Consideration minus the exercise price per share of the option. Each share of restricted Epoch common stock that is outstanding at the effective time of the Merger will convert into the right to receive the Merger Consideration per share of restricted stock. Under the terms of the Merger Agreement, the Company may continue to declare or pay quarterly dividends to its common stockholders not in excess of $0.10 per share. No adjustment to the Merger Consideration was made on account of the previously announced $0.75 per share special dividend declared on November 12, 2012 and paid on December 14, 2012, or any ordinary quarterly dividends payable prior to the consummation of the Merger.

The consummation of the Merger is subject to customary closing conditions, including, among others, approval by Epoch’s stockholders, the receipt of consents from Epoch clients representing at least 80% of Epoch’s management fee revenues, the absence of certain legal impediments to the consummation of the Merger, the receipt of required governmental consents and approvals, the early termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act (which has been satisfied) and, subject to materiality exceptions, the accuracy of representations and warranties made by Epoch and TD, respectively, and material compliance by Epoch and TD with their respective obligations under the Merger Agreement. The Merger is not subject to any financing condition.

The Merger Agreement requires Epoch to convene a stockholders meeting for purposes of obtaining the necessary stockholder approval and, subject to certain exceptions, Epoch has agreed (i) not to solicit alternative transactions or enter into discussions concerning, or provide confidential information in connection with, any alternative transaction and (ii) that Epoch’s Board of Directors will recommend that Epoch’s stockholders adopt the Merger Agreement.

Prior to adoption of the Merger Agreement by Epoch’s stockholders, Epoch’s Board of Directors may, in certain circumstances, change its recommendation that Epoch’s stockholders adopt the Merger Agreement, subject to complying with certain notice and other specified procedures set forth in the Merger Agreement, including giving TD the opportunity to propose changes to the Merger Agreement.

The Merger Agreement may be terminated under certain circumstances, including by Epoch, prior to the adoption of the Merger Agreement by Epoch’s stockholders, in the event that Epoch receives an unsolicited proposal that Epoch’s Board of Directors concludes, after following certain procedures, is a Superior Proposal (as defined in the Merger Agreement). In addition, TD may terminate the Merger Agreement under certain circumstances, including if Epoch breaches its non-solicitation obligations under the Merger Agreement or if Epoch’s Board of Directors changes, withholds, or fails to reaffirm its recommendation that Epoch’s stockholders adopt the Merger Agreement, or approves a proposal for an alternative transaction. In the foregoing circumstances, Epoch would be required to pay TD a termination fee of $20 million.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011

(Unaudited)

For terms of the Merger Agreement, including circumstances under which the Merger Agreement can be terminated and the ramifications of such termination, as well as other terms and conditions, please refer to the Merger Agreement filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 6, 2012. Additional information regarding the proposed Merger transaction will be contained in a definitive proxy statement to be filed by Epoch with the SEC.

If completed, the Merger will result in the Company becoming a wholly-owned subsidiary of TD and its shares will no longer be listed on any public market. No assurance can be given that the Merger will be completed.

During the three months ended December 31, 2012, merger related transaction costs totaled approximately $2.8 million, primarily for legal and investment banking fees. These costs are included in professional fees and services in the Condensed Consolidated Statements of Income.

Voting Agreements

In connection with the execution of the Merger Agreement, TD and Merger Sub have entered into voting and support agreements (each, a “Voting Agreement”) with certain of Epoch’s directors and certain members of Epoch’s senior management and the trustees of certain trusts for their benefit (the “Stockholders”) holding, as of the date of the Merger Agreement, in the aggregate approximately 28% of Epoch’s total voting power. Pursuant to the terms of the Voting Agreement, the Stockholders have agreed in their capacities as Epoch stockholders, among other things: (i) to vote their shares in favor of the adoption of the Merger Agreement and against any alternative proposal; and (ii) not to transfer any shares of Epoch subject to the Voting Agreement, subject to certain exceptions.

The Voting Agreements will terminate on the earlier of the effective time of the Merger and the date that the Merger Agreement is terminated.

Note 3—Accounts Receivable

Accounts receivable represent balances arising from investment advisory agreements. The Company’s accounts receivable balances do not include an allowance for doubtful accounts for the periods presented and there have been no bad debt expenses recognized during the three and six months ended December 31, 2012 and 2011. Management believes the December 31, 2012 accounts receivable balances are fully collectible.

Significant Customer

The Company’s clients are located worldwide and across many industries. For the three and six months ended December 31, 2012 New York Life Investment Management, through the MainStay Epoch Funds and other funds sub-advised by EIP (see Note 7—Strategic Relationship), accounted for approximately 13% and 14% of condensed consolidated operating revenues, respectively. For the three and six months ended December 31, 2011, this relationship accounted for approximately 18% of condensed consolidated operating revenues.

Note 4—Fair Value Measurements

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

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011

(Unaudited)

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

At December 31, 2012, the Company held less than a 2% ownership interest in a non-affiliated limited partnership. This investment was accounted for as available-for-sale and was valued based upon the Company’s ownership interest in the partnership’s net assets. The investment limited partnership was classified within Level 2 of the valuation hierarchy. In January 2013, the Company liquidated its remaining interest in this investment.

The following table presents, for each of the hierarchy levels previously described, the Company’s assets that are measured at fair value as of December 31, 2012 and June 30, 2012 (in thousands):

	December 31, 2012				June 30, 2012
	Fair Value Measurements	Level 1	Level 2	Level 3	Fair Value Measurements	Level 1	Level 2	Level 3

Trading securities:
Epoch Global All-Cap Fund, LLC	$2,638	$2,638	$—	$—	$2,929	$2,929	$—	$—
Epoch Global Choice Fund, LLC	—	—	—	—	2,111	2,111	—	—

Total trading securities	2,638	2,638	—	—	5,040	5,040	—	—

Available-for-sale securities:
Company-sponsored mutual funds	1,219	1,219	—	—	1,133	1,133	—	—
Epoch Global Champions separate account	1,095	1,095	—	—	1,088	1,088	—	—
Epoch U.S. Equity Shareholder Yield separate account	2,070	2,070	—	—	2,000	2,000	—	—
Investment in non-affiliated limited partnership	2,261	—	2,261	—	4,227	—	4,227	—

Total available-for-sale securities	6,645	4,384	2,261	—	8,448	4,221	4,227	—

Total investments measured at fair value	$9,283	$7,022	$2,261	$—	$13,488	$9,261	$4,227	$—

There were no transfers into or out of the Level 1, 2 and 3 categories in the fair value measurement hierarchy for the periods presented.

At June 30, 2012, the Company was the sole investor in, and managing member of, the Epoch Global All-Cap Fund, LLC and the Epoch Global Choice Fund, LLC. Therefore, these investments were consolidated as trading securities. During the quarter ended September 30, 2012, several new investors joined the Epoch Global Choice Fund, LLC. As a result, the Company’s ownership in this fund was diluted to less than 2%. Furthermore, the Company can be removed by the additional investors in the fund without cause, based on a simple majority vote of the unaffiliated investors. In accordance with the Company’s consolidation policy, the Company deconsolidated its interest and now records its investment in the Epoch Global Choice Fund, LLC under the equity method.

For the Company’s equity method investments, the Company records its percentage share of net earnings or losses in other income. Consequently, these investments are not recorded at fair value, but approximate fair value. The total carrying value of these investments was $3.2 million and $2.6 million at December 31, 2012 and June 30, 2012, respectively.

The Company did not hold any financial liabilities measured at fair value at December 31, 2012 or June 30, 2012.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011

(Unaudited)

Note 5—Available-for-sale Securities

The Company’s available-for-sale securities at December 31, 2012 and June 30, 2012 are summarized as follows (in thousands):

	December 31, 2012				June 30, 2012
	Cost	Gross Unrealized		Fair Value	Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses

Available-for-sale securities:
Company-sponsored mutual funds	$1,314	$4	$(99)	$1,219	$1,217	$72	$(156)	$1,133
Epoch Global Champions separate account	1,004	100	(9)	1,095	992	144	(48)	1,088
Epoch U.S. Equity Shareholder Yield separate account	2,042	82	(54)	2,070	2,000	—	—	2,000
Investment in non-affiliated limited partnership	2,108	153	—	2,261	4,000	227	—	4,227

Total	$6,468	$339	$(162)	$6,645	$8,209	$443	$(204)	$8,448

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

Proceeds as well as realized gains and losses recognized from investments classified as available-for-sale during the three and six months ended December 31, 2012 and 2011 are as follows (in thousands):

	Three Months Ended December 31, 2012			Three Months Ended December 31, 2011
		Gross Realized			Gross Realized
	Proceeds	Gains	Losses	Proceeds	Gains	Losses

Available-for-sale securities:
Epoch U.S. Equity Shareholder Yield separate account	$112	$6	$(10)	$—	$—	$—
Company-sponsored mutual funds	84	84	—	20	20	—
Epoch Global All Cap separate account	—	—	—	261	25	(49)

Total	$196	$90	$(10)	$281	$45	$(49)

	Six Months Ended December 31, 2012			Six Months Ended December 31, 2011
		Gross Realized			Gross Realized
	Proceeds	Gains	Losses	Proceeds	Gains	Losses

Available-for-sale securities:
Epoch U.S. Equity Shareholder Yield separate account	$167	$8	$(12)	$—	$—	$—
Investment in non-affiliated limited partnership	2,000	108	—	—	—	—
Company-sponsored mutual funds	84	84	—	20	20	—
Epoch Global All Cap separate account	—	—	—	1,634	80	(254)

Total	$2,251	$200	$(12)	$1,654	$100	$(254)

Realized gains and losses from available-for-sale securities are included in other income in the Condensed Consolidated Statements of Income using the specific identification method.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011

(Unaudited)

Note 6—Held-to-maturity Securities

The Company’s investment securities classified as held-to-maturity consist of high-grade debt instruments. These investments are carried at amortized cost. Gross unrecognized holding gains and losses, and fair values of these securities at December 31, 2012 and June 30, 2012 are as follows (in thousands):

	December 31, 2012				June 30, 2012
	Amortized Cost	Gross Unrecognized Holding		Aggregate Fair Value	Amortized Cost	Gross Unrecognized Holding		Aggregate Fair Value
		Gains	Losses			Gains	Losses

Current	$—	$—	$—	$—	$706	$4	$—	$710
Long-Term	509	15	—	524	512	20	—	532

Total	$509	$15	$—	$524	$1,218	$24	$—	$1,242

The fair value of investments in held-to-maturity securities is valued under the market approach through the use of quoted prices for similar investments in active markets, a Level 2 fair value measurement. See Note 4, Fair Value Measurements, for the three-level valuation hierarchy.

The contractual maturities of the investment securities classified as held-to-maturity at December 31, 2012 are as follows (in thousands):

Contractual Maturities	Amortized Cost	Aggregate Fair Value	Weighted- Average Interest Rate
Less than 1 year	$—	$—	0%
Due after 1 year through 3 years	509	524	2.66%

Total	$509	$524	2.66%

Note 7—Commitments and Contingencies

Employment Agreements

Besides the employment contract with the Company’s Chief Executive Officer dated December 20, 2010, there are no employment contracts with any other officer or employee of the Company. There are written agreements with certain employees, which provide for sales commissions or bonuses, subject to the attainment of certain performance criteria or continuation of employment. Such commitments under the various agreements totaled approximately $2.7 million at December 31, 2012. Of this amount, approximately $1.1 million is included in accrued compensation and benefits in the Condensed Consolidated Balance Sheet at December 31, 2012. An additional $0.4 million will be accrued during the remainder of the fiscal year ending June 30, 2013 and thereafter. Approximately $1.2 million represents deferred compensation awards to be issued during the remainder of the fiscal year ending June 30, 2013 and thereafter.

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

In addition to an existing sub-advisory relationship between EIP and New York Life Investments for certain funds, and the adoption of the Epoch Funds indicated above, EIP and New York Life Investments have entered into an arrangement wherein, among other things, EIP and an affiliate of New York Life Investments have established a distribution and administration relationship with respect to certain separately managed account and unified managed account strategies, and for a period of three years commencing November 2009 New York Life Investments agreed to pay certain additional base fees and meet minimum distribution targets. Final payment of additional base fees was received in November 2012. Although there are no longer any additional base fees or minimum distribution targets, the relationship between EIP and New York Life Investments remains ongoing.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011

(Unaudited)

Legal Matters

From time to time, the Company or its subsidiaries may become parties to claims, legal actions and complaints arising in the ordinary course of business.

Litigation Relating to the Merger

Shortly after the announcement of the proposed transaction, five purported class action complaints were filed by purported shareholders of Epoch against Epoch, the individual directors of Epoch, and TD. One action was filed in the Supreme Court of the State of New York, County of New York, two were filed in the Delaware Court of Chancery, a fourth was filed in the Supreme Court of the State of New York, County of Nassau, and a fifth was filed in the United States District Court for the Southern District of New York.

Specifically, on December 11, 2012, a purported shareholder of Epoch filed an action in the Supreme Court of the State of New York, County of New York, captioned Cindy Goldman TTEE GSS 508 Trust Dated May 16, 2008 v. Epoch Holding Corporation, et al. (the “Goldman Action”). The complaint names as defendants all directors of Epoch, Epoch, and TD. The plaintiff alleges that the directors of Epoch breached their fiduciary duties by approving the proposed transaction with TD, and that TD aided and abetted those alleged breaches of fiduciary duty. Specifically, the lawsuit alleges, among other things, that the Merger Agreement was reached through an unfair process that benefitted the personal and financial positions of the directors of Epoch at the expense of the shareholders of Epoch, that the Merger Consideration is inadequate, and that the deal protection devices in the Merger Agreement have precluded other bidders from making competing offers for Epoch. The plaintiff seeks, among other things, injunctive relief and attorneys’ fees concerning the alleged breaches of fiduciary duty and to prohibit the defendants from consummating the merger. On January 8, 2013, Epoch and its directors (the “Epoch Defendants”) filed a motion to dismiss the complaint or in the alternative to stay the action pending resolution of parallel proceedings in Delaware. The parties thereafter stipulated and the Court ordered that the action be stayed pending the resolution of the related Delaware Action and the Katcher Action described herein.

On December 21, 2012, another purported shareholder of Epoch filed an action in the Delaware Court of Chancery, captioned Reich v. Epoch Holding Corporation, et al (the “Reich Action”). Like the Goldman Action, this action alleges that the directors of Epoch breached their fiduciary duties in connection with the proposed transaction with TD, and that both TD and Merger Sub aided and abetted those alleged breaches of fiduciary duty. The Reich Action seeks, among other things, injunctive relief and attorneys’ fees concerning the alleged breaches of fiduciary duty and to prohibit the defendants from consummating the merger. The suit names as defendants all directors of Epoch, Epoch, TD, and Merger Sub. On December 26, 2012, another purported shareholder action was filed in the Delaware Court of Chancery, captioned Hodgson v. Epoch Holding Corporation, et al (the “Hodgson Action”). The Hodgson Action also brings breach of fiduciary duty claims against the directors of Epoch, and aiding and abetting claims against Epoch, TD, and Merger Sub, seeking similar relief.

The Epoch Defendants answered the complaint in the Reich Action on December 28, 2012. On January 3, 2013, the Court of Chancery entered an order consolidating the Reich and Hodgson Actions as In re Epoch Holding Corporation Stockholder Litigation (the “Delaware Action”) and appointed lead counsel for the consolidated action. On January 18, 2013 the parties filed a stipulation and proposed order to govern the confidential treatment of discovery materials, which the court granted on January 29, 2013. On January 18, 2013, the plaintiffs filed an unopposed motion for leave to amend their complaint, which the Court granted on January 25, 2013. On January 21, 2013, the parties filed a proposed stipulated scheduling order to govern discovery and any motions for preliminary injunction that the plaintiffs may file, which the Court granted on January 28, 2013. The plaintiffs filed their amended class action complaint on January 25, 2013, which added claims that the director defendants breached their duty of disclosure by omitting or misstating material information in Epoch’s preliminary proxy statement. On February 6, 2013, the Epoch Defendants answered the plaintiffs’ amended complaint.

The third-filed action was brought in the Supreme Court of the State of New York, County of Nassau, on December 24, 2012, captioned Katcher v. Epoch Holding Corporation, et al. (the “Katcher Action”). The plaintiffs brought claims similar to those raised in the Goldman Action and Delaware Action against Epoch, the members of Epoch’s board, and TD, and seek declaratory and injunctive relief. The plaintiffs claim that Epoch’s directors breached their fiduciary duties in connection with entering into the proposed transaction with TD, and that TD and Epoch aided and abetted the alleged breaches of fiduciary duty.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011

(Unaudited)

On January 16, 2013, the Epoch Defendants filed a notice of motion to dismiss the complaint or stay the action pending the resolution of the parallel Delaware Action (the “Motion to Dismiss/Stay”). The plaintiffs filed an amended complaint on January 21, 2013, adding allegations that Epoch’s directors breached their duty of disclosure by omitting or misstating material information in Epoch’s preliminary proxy statement. The plaintiffs also filed a motion on order to show cause providing for expedited discovery (the “Motion for Expedited Discovery”) on January 23, 2013. The plaintiffs filed their brief in opposition to the Motion to Dismiss/Stay on January 25, 2013. On January 29, 2013, the Epoch Defendants filed a cross-motion to stay discovery, and a brief in support of that cross-motion and in opposition to the plaintiffs’ Motion for Expedited Discovery. On January 30, 2013, the Epoch Defendants filed a reply brief in further support of their Motion to Dismiss/Stay. On February 3, 2013, the plaintiffs moved by order to show cause to preliminarily enjoin defendants from refusing to respond to their discovery demands absent a stay of the action or an order of the court (the “February 3rd Motion”). On February 4, 2013, the court set a hearing date of February 13, 2013 to hear the plaintiffs’ February 3rd Motion, and ordered that pending the hearing and determination of the February 3rd Motion, and further order of the court, the defendants must comply with the plaintiffs’ discovery requests. Both the Epoch Defendants’ Motion to Dismiss/Stay and the plaintiffs’ Motion for Expedited Discovery remain pending before the court.

On January 24, 2013, another purported shareholder of Epoch filed a similar action in the United States District Court for the Southern District of New York, captioned Wilks v. Priest, et al. The defendants include Epoch, the members of its board, TD, and Merger Sub. The plaintiff brought a claim under Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder regarding the disclosures in Epoch’s preliminary proxy. The plaintiff also brought a breach of fiduciary duty claim and a breach of duty of disclosure claim against the Epoch directors, and an aiding and abetting claim against TD and Merger Sub. The plaintiff seeks, among other things, declaratory and injunctive relief and, if the proposed transaction is consummated, rescission of the transaction or rescissory damages.

Epoch and its board of directors believe these claims are entirely without merit, and intend to vigorously defend against these actions.

Lease Commitments

The Company’s operations are located at 640 Fifth Avenue, New York, NY. Business is conducted at this location with approximately 20,000 rentable square feet under long-term non-cancelable operating leases that expire in September 2015.

In June 2012, the Company entered into a lease agreement to relocate its operations to 399 Park Avenue, New York, NY. This lease commenced on September 1, 2012 and the Company expects to occupy the new premises after construction is completed, during the third quarter ended March 31, 2013. The new lease is for approximately 39,500 rentable square feet and expires on June 1, 2023. Upon the expiration of the lease term, the lease may be renewed at the Company’s option, for an additional five or ten years. The initial annual base rent is approximately $3.7 million, with rent waived for the first nine months of the lease term. The base rent will increase approximately 10% on or about June 1, 2018. In addition, the lease also contains leasehold improvements incentives whereby the landlord agrees to reimburse the Company for certain leasehold improvements up to approximately $2.6 million within the first five years. The Company is currently searching for a sub-tenant for its present premises in conjunction with its planned relocation. As of December 31, 2012, the Company had approximately $3.8 million of lease payments remaining on its present premises. Any loss in connection with the lease commitment on the present premises will be recognized in accordance with FASB Accounting Standards Codification (“ASC”) 420, Exit or Disposal Cost Obligations.

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

Share-based Compensation

As of December 31, 2012, there was approximately $9.2 million of total unrecognized compensation cost related to outstanding restricted stock awards. In the normal course, that cost would be expected to be recognized over a weighted-average period of approximately 1.8 years. Upon consummation of the Merger, all unvested shares would become vested and the Company would recognize the full amount of any remaining unrecognized compensation costs.

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011

(Unaudited)

Other Matters

The Company retained a financial advisor in connection with the proposed Merger. The financial advisor will receive a transaction fee currently expected to be $5.0 million for its services, $1.0 million of which became payable upon the rendering of the financial advisor’s opinion and the principal portion of which is contingent upon completion of the Merger. In addition, the Company has agreed to reimburse the financial advisor for expenses incurred in connection with its engagement.

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

As of December 31, 2012 and 2011, the Company had 31,489 and 406,290 issued and outstanding employee stock options, respectively. The calculation of diluted EPS included all of the outstanding stock options for the three and six months ended December 31, 2012 and 2011.

The table below presents the computation of basic and diluted EPS for the three and six months ended December 31, 2012 and 2011, respectively (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Numerator:
Net income	$5,738	$5,863	$13,632	$10,281

Denominator:
Weighted-average common shares outstanding	23,714	23,285	23,697	23,320
Net common stock equivalents assuming the exercise of in-the-money stock options	15	186	15	176

Weighted-average common and common equivalent shares outstanding, assuming dilution	23,729	23,471	23,712	23,496

Earnings Per Share:
Basic	$0.24	$0.25	$0.58	$0.44

Diluted	$0.24	$0.25	$0.57	$0.44

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011

(Unaudited)

Note 9—Other Comprehensive (Loss)/Income

The components of other comprehensive (loss)/income include the changes in fair value of available-for-sale securities for the three and six months ended December 31, 2012 and 2011 and are as follows (in thousands):

	Three Months Ended December 31,
	2012			2011
	Pre-tax Amount	Tax (Expense)/ Benefit	Net-of- tax Amount	Pre-tax Amount	Tax (Expense)/ Benefit	Net-of- tax Amount

Net unrealized gains/(losses) on available-for-sale securities	$(31)	$14	$(17)	$347	$(151)	$196

Reclassifications for net (gains)/losses included in net income	(83)	36	(47)	(274)	119	(155)

Total	$(114)	$50	$(64)	$73	$(32)	$41

	Six Months Ended December 31,
	2012			2011
	Pre-tax Amount	Tax (Expense)/ Benefit	Net-of- tax Amount	Pre-tax Amount	Tax (Expense)/ Benefit	Net-of- tax Amount

Net unrealized gains/(losses) on available-for-sale securities	$129	$(56)	$73	$(388)	$169	$(219)

Reclassifications for net (gains)/losses included in net income	(191)	83	(108)	(123)	53	(70)

Total	$(62)	$27	$(35)	$(511)	$222	$(289)

Note 10—Geographic Area Information

The Company operates under one business segment, investment management. Geographical information pertaining to the Company’s operating revenues is presented below. The amounts are aggregated by the client’s domicile (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011

United States	$19,711	$14,673	$39,274	$27,088
Canada	3,768	2,427	7,089	4,728
Australia	2,275	2,817	4,966	5,376
Europe	1,496	1,467	3,005	2,866
Asia/Africa	553	350	1,093	685

Total operating revenues	$27,803	$21,734	$55,427	$40,743

EPOCH HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011

(Unaudited)

Note 11—Special Dividends

In November 2012 the Board of Directors declared a special cash dividend of $0.75 per share on the Company’s common stock. The dividend was paid in December 2012. The aggregate dividend payment totaled approximately $17.8 million.

In November 2011 the Board of Directors declared a special cash dividend of $0.75 per share on the Company’s common stock. The dividend was paid in January 2012. The aggregate dividend payment totaled approximately $17.5 million.

Note 12—Related Party Agreement

In April 2012, the Company entered into a consulting agreement with one of its Board members. The Board member is providing assistance with strategic planning initiatives, in conjunction with his services as a Board member. The agreement is month-to-month and can be terminated by either party at any time. The agreement calls for a monthly payment of approximately $33 thousand. The Company incurred $0.1 million and $0.2 million of expense for these consulting services during the three and six months ended December 31, 2012 and had a $33 thousand outstanding liability related to these services as of December 31, 2012, which was paid subsequent to quarter end.

Note 13—Subsequent Event

On January 7, 2013, the Company’s Board of Directors declared a quarterly cash dividend on the Company’s Common Stock of $0.10 per share. The dividend is payable on February 11, 2013 to all shareholders of record at the close of business on January 28, 2013. The aggregate dividend payment is approximately $2.4 million.

The Company typically pays dividends in February, May, August and November of each fiscal year. However, the actual declaration of future cash dividends, and the establishment of record and payment dates, will be subject to final determination by the Board of Directors each quarter after its review of the Company’s financial performance. Under the terms of the Merger Agreement, the Company may continue to declare or pay quarterly dividends to its common stockholders not in excess of $0.10 per share.

*****

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Set forth on the following pages is management’s discussion and analysis of our financial condition and results of operations for the three and six months ended December 31, 2012 and 2011. Such information should be read in conjunction with our unaudited condensed consolidated financial statements together with the notes to the unaudited condensed consolidated financial statements. When we use the terms “Company,” “Firm,” “management,” “we,” “us,” and “our,” we mean Epoch Holding Corporation, a Delaware corporation, and its consolidated subsidiaries.

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

Forward-looking statements include, but are not limited to, statements about our:

•	pending proposed Merger with The Toronto-Dominion Bank (“TD”),

•	business environment,

•	expectations with respect to the economy, securities markets, the market for asset management activity and other industry trends,

•	competitive position,

•	business strategy,

•	strategic relationships,

•	investment products,

•	recruitment and retention of employees,

•	possible or assumed future results of operations and operating cash flows,

•	potential operating performance, achievements, technological changes,

•	litigation,

•	expected tax rates, and

•	the effect of future legislation and regulation.

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

We maintain a website which contains current information on operations and other matters. Our website address is www.eipny.com. Through the Investor Relations section of our website, and the “Financial Information” tab therein, we make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, our Annual Proxy Statement, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, we post on our website within the Investor Relations section, and the “Corporate Governance” tab therein, our Code of Ethics and Business Conduct, as well as charters for the Audit, Nominating/Corporate Governance, and the Compensation Committees of our Board of Directors. We also make our financial statement information from our periodic SEC filings available on our website in the form of XBRL data files that may be used to facilitate computer-assisted investor analysis. The information on our website is not, and shall not be deemed to be a part hereof or incorporated into this or any other filings with the SEC.

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

These and other risks related to our Company are discussed in detail under Part I, Item 1A., “Risk Factors” beginning on page 13 in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 and herein in Part II, Item 1A., “Risk Factors.”

Critical Accounting Estimates

Our significant accounting estimates are described in Note 2 of the Notes to the Consolidated Financial Statements, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, and have not changed from those described therein.

Overview

We are a global asset management firm with accomplished and experienced professionals. Our professional investment staff averages over 20 years of industry experience. Headquartered in New York City, we had approximately $24.5 billion in assets under management (“AUM”) as of December 31, 2012. We remain debt-free and continue to have substantial capital resources available to fund current operations and implement our long-term growth strategy.

Merger Agreement

On December 6, 2012, Epoch Holding Corporation (“Epoch”), The Toronto-Dominion Bank (“TD”) and Empire Merger Sub, Inc. (“Merger Sub”), a wholly owned subsidiary of TD, entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, subject to the satisfaction or waiver of certain conditions, Merger Sub will be merged with and into Epoch, with Epoch surviving the merger as a wholly owned subsidiary of TD (the “Merger”). The Merger Agreement was unanimously approved by Epoch’s Board of Directors and is expected to be completed during the first half of calendar year 2013.

At the effective time of the Merger, each share of Epoch common stock (other than treasury shares held by Epoch and any shares of Epoch common stock held by TD or any wholly-owned subsidiary of TD or Epoch or any person who properly demands statutory appraisal of their shares) will be converted into the right to receive an amount in cash equal to $28.00, without interest (the “Merger Consideration”). Each option to acquire Epoch common stock that is outstanding, whether vested or unvested, at the effective time of the Merger will be canceled in exchange for the right to receive the Merger Consideration minus the exercise price per share of the option. Each share of restricted Epoch common stock that is outstanding at the effective time of the Merger will convert into the right to receive the Merger Consideration per share of restricted stock. Under the terms of the Merger Agreement, the Company may continue to declare or pay quarterly dividends to its common stockholders not in excess of $0.10 per share. No adjustment to the Merger Consideration was made on account of the previously announced $0.75 per share special dividend declared on November 12, 2012 and paid on December 14, 2012, or any ordinary quarterly dividends payable prior to the consummation of the Merger.

The consummation of the Merger is subject to customary closing conditions, including, among others, approval by Epoch’s stockholders, the receipt of consents from Epoch clients representing at least 80% of Epoch’s management fee revenues, the absence of certain legal impediments to the consummation of the Merger, the receipt of required governmental consents and approvals, the early termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act (which has been satisfied) and, subject to materiality exceptions, the accuracy of representations and warranties made by Epoch and TD, respectively, and material compliance by Epoch and TD with their respective obligations under the Merger Agreement. The Merger is not subject to any financing condition.

The Merger Agreement requires Epoch to convene a stockholders meeting for purposes of obtaining the necessary stockholder approval and, subject to certain exceptions, Epoch has agreed (i) not to solicit alternative transactions or enter into discussions concerning, or provide confidential information in connection with, any alternative transaction and (ii) that Epoch’s Board of Directors will recommend that Epoch’s stockholders adopt the Merger Agreement.

Prior to adoption of the Merger Agreement by Epoch’s stockholders, Epoch’s Board of Directors may, in certain circumstances, change its recommendation that Epoch’s stockholders adopt the Merger Agreement, subject to complying with certain notice and other specified procedures set forth in the Merger Agreement, including giving TD the opportunity to propose changes to the Merger Agreement.

The Merger Agreement may be terminated under certain circumstances, including by Epoch, prior to the adoption of the Merger Agreement by Epoch’s stockholders, in the event that Epoch receives an unsolicited proposal that Epoch’s Board of Directors concludes, after following certain procedures, is a Superior Proposal (as defined in the Merger Agreement). In addition, TD may terminate the Merger Agreement under certain circumstances, including if Epoch breaches its non-solicitation obligations under the Merger Agreement or if Epoch’s Board of Directors changes, withholds, or fails to reaffirm its recommendation that Epoch’s stockholders adopt the Merger Agreement, or approves a proposal for an alternative transaction. In the foregoing circumstances, Epoch would be required to pay TD a termination fee of $20 million.

For terms of the Merger Agreement, including circumstances under which the Merger Agreement can be terminated and the ramifications of such termination, as well as other terms and conditions, please refer to the Merger Agreement filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 6, 2012. Additional information regarding the proposed Merger transaction will be contained in a definitive proxy statement to be filed by Epoch with the SEC.

If completed, the Merger will result in the Company becoming a wholly-owned subsidiary of TD and its shares will no longer be listed on any public market. No assurance can be given that the Merger will be completed.

During the three months ended December 31, 2012, merger related transaction costs totaled approximately $2.8 million, primarily for legal and investment banking fees. These costs are included in professional fees and services in the Condensed Consolidated Statements of Income.

Voting Agreements

In connection with the execution of the Merger Agreement, TD and Merger Sub have entered into voting and support agreements (each, a “Voting Agreement”) with certain of Epoch’s directors and certain members of Epoch’s senior management and the trustees of certain trusts for their benefit (the “Stockholders”) holding, as of the date of the Merger Agreement, in the aggregate approximately 28% of Epoch’s total voting power. Pursuant to the terms of the Voting Agreement, the Stockholders have agreed in their capacities as Epoch stockholders, among other things: (i) to vote their shares in favor of the adoption of the Merger Agreement and against any alternative proposal; and (ii) not to transfer any shares of Epoch subject to the Voting Agreement, subject to certain exceptions.

The Voting Agreements will terminate on the earlier of the effective time of the Merger and the date that the Merger Agreement is terminated.

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

Distribution Channels

Our operating subsidiary, Epoch Investment Partners, Inc. (“EIP”), is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”). Our sole line of business is to provide investment advisory and investment management services to our clients including corporations, public pension funds, retirement plans, foundations, endowments, financial institutions, and high net worth individuals. These services are provided through both separately managed accounts and commingled vehicles, such as sub-advised mutual funds and our proprietary private investment funds. Our investment strategies are primarily distributed through three distribution channels. These channels and the relative percentage of managed assets at December 31, 2012 are: institutional (53%), sub-advisory (46%) and high net worth (1%).

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

Expenses

Our most significant operating expense is employee compensation and benefits, comprising fixed salaries, variable incentive compensation, share-based compensation, and employee benefits. Variable incentive compensation is based upon our operating results, including AUM growth, investment performance, and operating income. Our level of compensation reflects our plan to maintain competitive compensation levels to retain key personnel. Other operating expenses include professional fees and services, occupancy and technology costs, general and administrative costs, and distribution and servicing fees.

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

Key Performance Indicators

We monitor a variety of key performance indicators when evaluating our business results. The charts that follow depict our quarterly results in certain key financial performance measures over the past five quarters:

(1)	Ending AUM

(2)	Average AUM

(3)	Operating Revenues vs. Operating Expenses

(4)	Operating Margin*

*	Defined as operating income divided by total operating revenues.

Ending AUM
$ in billions
$28
$24
$20
$16
$12
$8
$4
$0
$19.2
$22.7
$23.2
$24.2
$24.5
12-31-11
3-31-12
6-30-12
9-30-12
12-31-12
Fiscal Quarter

Average AUM
$ in billions
$28
$24
$20
$16
$12
$8
$4
$0
$17.9
$20.9
$22.3
$23.9
$24.2
12-31-11
3-31-12
6-30-12
9-30-12
12-31-12
Fiscal Quarter

Operating Revenues
Operating Expenses
$ in millions
$30
$25
$20
$15
$10
$5
$21.7
$23.7
$27.9
$27.6
$27.8
$11.7
$13.6
$13.2
$14.1
$18.0
12-31-11
3-31-12
6-30-12
9-30-12
12-31-12
Fiscal Quarter

Operating Margin
55%
50%
45%
40%
35%
30%
46%
42%
53%
49%
35%
12-31-11
3-31-12
6-30-12
9-30-12
12-31-12
Fiscal Quarter

Financial and Business Highlights

Highlights from the three months ended December 31, 2012 were as follows:

•	On December 6, 2012, we agreed to enter into a Merger Agreement with The Toronto-Dominion Bank (“TD”), wherein TD will acquire our common stock for $28.00 per share.

•	Our AUM was $24.5 billion at December 31, 2012, an increase of approximately $0.3 billion, from the previous quarter ended September 30, 2012. Net AUM inflows were approximately $0.1 billion.

•

AUM increased by $5.3 billion, or 28%, from the period ended December 31, 2011. Net AUM inflows were approximately $2.7 billion and market appreciation was approximately $2.6 billion during this twelve-month period.

•

Most of our investment strategies met or exceeded their respective benchmarks since investment strategy inception. For the three-month, one-year, three-year and five-year periods, less than half of our investment strategies outperformed their respective benchmarks.

•	Total operating revenues increased by $6.1 million, or 28% during the three months ended December 31, 2012 when compared with the same period a year ago.

•	Our operating margin was approximately 35%, compared with 46% for the comparable period a year ago. Costs associated with the pending Merger were the primary reason for the decline.

•	Basic earnings per share decreased to $0.24 for the three months ended December 31, 2012, compared to $0.25 for the same period a year ago.

•	Our balance sheet remains strong. At December 31, 2012, working capital was $41.2 million, while cash and cash equivalents and accounts receivable were $45.3 million. We remain debt-free.

The following table presents key operating and financial indicators for the three and six months ended December 31, 2012 and 2011, respectively:

	Three Months Ended					Six Months Ended
	December 31,		Change			December 31,		Change
	2012	2011	Amt	%		2012	2011	Amt	%
Operating Indicators ($ in millions):
AUM at end of period	$24,534	$19,217	$5,317	28%		$24,534	$19,217	$5,317	28%
Average AUM for the period	$24,185	$17,925	$6,260	35%		$24,025	$17,042	$6,983	41%
Net client flows	$74	$1,588	$(1,514)	(95%)		$4	$3,143	$(3,139)	(100%)

Financial Indicators ($ in thousands, except share data):
Operating Revenue	$27,803	$21,734	$6,069	28%		$55,427	$40,743	$14,684	36%
Operating Income	$9,836	$10,059	$(223)	(2%)		$23,350	$18,157	$5,193	29%
Net Income	$5,738	$5,863	$(125)	(2%)		$13,632	$10,281	$3,351	33%
Earnings Per Share:
Basic	$0.24	$0.25	$(0.01)	(4%)		$0.58	$0.44	$0.14	32%
Diluted	$0.24	$0.25	$(0.01)	(4%)		$0.57	$0.44	$0.13	30%
Operating Margin(1)	35%	46%	(11%)	N	M	42%	45%	(3%)	N	M

NM	Not meaningful.
(1)	Defined as operating income divided by total operating revenues.

Business Environment

As an investment management and advisory firm, our results are impacted by the prevailing global economic climate, including such factors as corporate profitability, investor confidence, and interest rates. These factors can directly affect investor sentiment and global equity markets, and accordingly, our investment returns and AUM.

During the three months ended December 31, 2012, uncertainty about the November elections and U.S. fiscal policy afterwards caused domestic markets to decline. Non-U.S. markets experienced slight gains. Investors remained generally confident about the European Central Bank’s (ECB) bond-buying program, which has reduced borrowing costs for the most distressed eurozone countries. The economic environment in which we operate continues to be challenging.

Investment returns for select broad market indices were as follows:

	Period Ended December 31, 2012
Index(1)	3 Months	12 Months
Dow Jones Industrial Average(2)	(1.7%)	10.2%
NASDAQ Composite(2)	(3.1%)	15.9%
S&P 500(2)	(0.4%)	16.0%
MSCI World (net)(2)	2.5%	15.8%

(1)	Assumes dividend re-investment.
(2)	Indices are trademarks of Dow Jones & Company, NASDAQ Stock Market, Inc., McGraw-Hill Companies, Inc. and MSCI Inc., respectively, which are not affiliated with Epoch.

Assets under Management (“AUM”)

The graph below depicts our quarterly AUM and operating revenue over the past eight quarters.

Quarterly AUM and Operating Revenue
End of Period AUM
Operating Revenues
$30.0
$25.0
$20.0
$15.0
$10.0
$5.0
$0.0
AUM ($ in billions)
$30,000
$25,000
$20,000
$15,000
$10,000
$5,000
$0
Operating Revenues ($ in thousands)
$18,066
$20,702
$19,009
$21,734
$23,701
$27,938
$27,623
$27,803
$15.6B
$17.1B
$16.0B
$19.2B
$22.7B
$23.2B
$24.2B
$24.5B
3-31-11
6-30-11
9-30-11
12-31-11
3-31-12
6-30-12
9-30-12
12-31-12
Fiscal Quarter

AUM and Flows

The following table sets forth the changes in our AUM for the periods presented (dollars in millions):

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Institutional
Beginning of period AUM	$12,616	$7,759	$12,096	$8,140

Inflows	422	352	888	1,332
Outflows	(189)	(169)	(671)	(217)

Net inflows/(outflows)	233	183	217	1,115
Market appreciation/(depreciation)	148	774	684	(539)

Net change	381	957	901	576

End of period AUM	12,997	8,716	12,997	8,716

Sub-advisory
Beginning of period AUM	11,282	7,977	10,848	8,680

Inflows	616	1,630	1,026	2,530
Outflows	(768)	(224)	(1,232)	(492)

Net inflows/(outflows)	(152)	1,406	(206)	2,038
Market appreciation/(depreciation)	139	867	627	(468)

Net change	(13)	2,273	421	1,570

End of period AUM	11,269	10,250	11,269	10,250

High net worth
Beginning of period AUM	275	236	264	267

Inflows	—	—	2	—
Outflows	(7)	(1)	(9)	(10)

Net inflows/(outflows)	(7)	(1)	(7)	(10)
Market appreciation/(depreciation)	—	16	11	(6)

Net change	(7)	15	4	(16)

End of period AUM	268	251	268	251

Total
Beginning of period AUM	24,173	15,972	23,208	17,087

Inflows(1)	1,038	1,982	1,916	3,862
Outflows(1)	(964)	(394)	(1,912)	(719)

Net inflows/(outflows)	74	1,588	4	3,143
Market appreciation/(depreciation)(2)	287	1,657	1,322	(1,013)

Net change	361	3,245	1,326	2,130

End of period AUM	$24,534	$19,217	$24,534	$19,217

Percent change in total AUM	1.5%	20.3%	5.7%	12.5%
Net inflows/Beginning of period AUM	0.3%	9.9%	0.0%	18.4%

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

For the Three Months Ended December 31, 2012

AUM increased to $24.5 billion at December 31, 2012 from $24.2 billion at September 30, 2012. This increase was primarily attributable to market appreciation. Client flows also contributed to the increase, with AUM inflows slightly outpacing outflows by $74 million.

For the three months ended December 31, 2012, gross inflows into our Institutional distribution channel were approximately $0.4 billion and gross outflows were approximately $0.2 billion. Market appreciation on assets in our Institutional channel was approximately $0.1 billion. Inflows into the Institutional channel included approximately $0.2 billion of new accounts in our Global Equity Shareholder Yield and Global Choice strategies.

Gross inflows into our Sub-advisory distribution channel were approximately $0.6 billion and gross outflows were approximately $0.8 billion. Market appreciation on assets in our Sub-advisory channel was approximately $0.1 billion. Inflows primarily into our Global Shareholder Yield strategy were offset by outflows from our U.S. Value strategy.

For the three month period ended December 31, 2012, our investment strategies had net returns ranging from (0.1) % in U.S. Choice to 3.6% in International Small Cap. Global Equity Shareholder Yield comprised the majority of the total market appreciation as a result of its proportionate share of total AUM during the period. For further information regarding the performance of our investment strategies and their applicable benchmarks, please see “Investment Strategy Performance.”

For the Six Months Ended December 31, 2012

AUM increased to $24.5 billion at December 31, 2012 from $23.2 billion at June 30, 2012. This increase was primarily attributable to market appreciation.

For the six months ended December 31, 2012, gross inflows into our Institutional distribution channel were approximately $0.9 billion and gross outflows were approximately $0.7 billion. Market appreciation on assets in our Institutional channel was approximately $0.7 billion. Inflows into our Institutional channel included approximately $0.5 billion of new accounts, including approximately $0.3 billion into our U.S. All Cap strategy and $0.1 billion into our Global Equity Shareholder Yield strategy. Additional flows into existing accounts, particularly in our Global Choice and U.S. Value strategies accounted for the balance of the gross inflows for the six months ended December 31, 2012.

Gross inflows into our Sub-advisory distribution channel were approximately $1.0 billion and gross outflows were approximately $1.2 billion. Market appreciation on assets in our Sub-advisory channel was approximately $0.6 billion. Inflows into our Sub-advisory channel included $0.1 billion of new accounts into our U.S. Choice Strategy. Inflows into our Global Shareholder Yield and U.S. Choice strategies were primarily offset by a large outflow from our U.S. Value strategy.

For the Three Months Ended December 31, 2011

AUM increased to $19.2 billion at December 31, 2011 from $16.0 billion at September 30, 2011. This increase was attributable to both market appreciation and net client flows. Market appreciation was $1.7 billion and net inflows were $1.6 billion.

Gross inflows into our Institutional distribution channel were approximately $0.4 billion, and gross outflows were approximately $0.2 billion. Market appreciation on assets in our Institutional channel was $0.8 billion. Inflows into our Institutional channel were primarily into our Global Choice strategy, including new accounts totaling $0.3 billion.

Gross inflows into our Sub-advisory distribution channel were approximately $1.6 billion and gross outflows were approximately $0.2 billion. Market appreciation on assets in our Sub-advisory channel was $0.9 billion. Inflows into our Sub-advisory channel were primarily into our Global Shareholder Yield strategy.

For the Six Months Ended December 31, 2011

AUM increased to $19.2 billion at December 31, 2011 from $17.1 billion at June 30, 2011. This increase was attributable to net client inflows, partially offset by market depreciation. Net inflows of $3.1 billion were offset by market depreciation of $1.0 billion.

Gross inflows into our Institutional distribution channel were approximately $1.3 billion, and gross outflows were approximately $0.2 billion. Market depreciation on assets in our Institutional channel was $0.5 billion. Inflows into our Institutional channel were primarily into our Global Choice and Global Shareholder Yield strategies.

Gross inflows into our Sub-advisory distribution channel were approximately $2.5 billion and gross outflows were approximately $0.5 billion. Market depreciation on assets in our Sub-advisory channel was $0.5 billion. Inflows into our Sub-advisory channel were primarily into our Global Shareholder Yield strategy.

Investment Strategies

The table below depicts the AUM in our investment strategies as of December 31, 2012, September 30, 2012 and December 31, 2011, respectively, as well as the 3-month and 1-year changes (dollars in millions):

	Dec. 31,	Sept. 30,	Dec. 31,	3-Month Change		1-Year Change
Strategy	2012	2012	2011	Amt	%	Amt	%
Global Equity Shareholder Yield	$10,387	$9,588	$6,464	$799	8%	$3,923	61%
U.S. Value	4,402	4,859	4,404	(457)	(9%)	(2)	(0%)
U.S. All Cap Value	3,429	3,494	3,526	(65)	(2%)	(97)	(3%)
Global Choice(2)	3,096	2,934	1,920	162	6%	1,176	61%
U.S. Smid Cap Value	1,012	1,030	895	(18)	(2%)	117	13%
Int’l Small Cap	845	836	703	9	1%	142	20%
U.S. Small Cap Value	377	370	359	7	2%	18	5%
Global Small Cap	206	258	249	(52)	(20%)	(43)	(17%)
Other(1)(2)	780	804	697	(24)	(3%)	83	12%

Total AUM	$24,534	$24,173	$19,217	$361	1%	$5,317	28%

(1)	Primarily includes U.S. Choice and Global Absolute Return strategies.
(2)	In the year ended June 30, 2012, approximately $170 million of AUM transferred from the Global Absolute Return investment strategy to the Global Choice investment strategy.

The charts below show our investment strategies as a percentage of AUM as of December 31, 2012 and 2011, respectively:

Investment Strategy Performance

We measure relative investment performance by comparing our investment strategy returns to competing investment strategies, industry benchmarks and client investment objectives. As long-term fundamental investors, we believe that our investment strategies yield the most benefits, and are best evaluated, over a long-term time horizon. The following table displays our investment strategies’ composite returns, net of management fees, for the three months, as well as the 1-year, 3-year and 5-year periods ended December 31, 2012 and since investment strategy inception, compared to their applicable benchmarks:

		Returns (%)(1)(3)
	Inception					Since
Strategy	Date(2)	3 Months	1 Year	3 Years	5 Years	Inception

U.S. Value	7/31/01	0.2	12.5	8.8	1.2	5.6
Russell 1000		0.1	16.4	11.1	1.9	3.9
Russell 1000 Value		1.5	17.5	10.9	0.6	4.5
S&P 500		(0.4)	16.0	10.9	1.7	3.5

U.S. All Cap Value	7/31/94	0.7	11.4	9.4	1.5	10.3
Russell 3000		0.2	16.4	11.2	2.0	8.5
Russell 3000 Value		1.6	17.5	10.9	0.8	8.9

U.S. Small Cap Value	12/31/02	2.3	14.4	12.8	3.7	9.1
Russell 2000		1.9	16.3	12.2	3.6	9.7
Russell 2000 Value		3.2	18.1	11.6	3.5	9.5

U.S. Smid Cap Value	8/31/06	3.4	13.6	11.8	3.5	5.2
Russell 2500		3.1	17.9	13.3	4.3	5.2
Russell 2500 Value		4.1	19.2	12.9	4.5	3.9

U.S. Choice	4/30/05	(0.1)	12.3	10.3	2.8	6.1
Russell 3000		0.2	16.4	11.2	2.0	5.4

Global Equity Shareholder Yield	12/31/05	1.0	11.1	10.2	2.6	6.6
MSCI World (Net)		2.5	15.8	6.9	(1.2)	3.0

Global Choice	9/30/05	2.7	14.9	6.6	1.0	7.3
MSCI World (Net)		2.5	15.8	6.9	(1.2)	3.4

Global Absolute Return	12/31/01	1.9	13.5	5.4	2.2	8.9
MSCI World (Net)		2.5	15.8	6.9	(1.2)	4.7
S&P 500		(0.4)	16.0	10.9	1.7	4.0
Barclays Capital U.S. Aggregate		0.2	4.2	6.2	5.9	5.6

International Small Cap	1/31/05	3.6	19.7	6.8	(1.8)	7.6
MSCI World ex USA Small Cap (Net)		4.8	17.5	7.2	(0.7)	5.0

Global Small Cap	12/31/02	2.9	15.3	9.9	2.4	11.0
MSCI World Small Cap (Net)		3.6	17.5	10.5	2.5	11.7

(1)	Index and investment strategy returns assume dividend reinvestment. Investment strategy returns are net of management fees.
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

The table and graphs below presents our AUM by distribution channel as of December 31, 2012 and December 31, 2011, as well as the three-month and one-year changes, respectively (dollars in millions):

	Dec. 31, 2012	Sept. 30, 2012	Dec. 31, 2011	3-Month Change		1-Year Change
Distribution Channel				Amt	%	Amt	%
Institutional	$12,997	$12,616	$8,716	$381	3%	$4,281	49%
Sub-advisory	11,269	11,282	10,250	(13)	(0%)	1,019	10%
High net worth	268	275	251	(7)	(3%)	17	7%

Total AUM	$24,534	$24,173	$19,217	$361	1%	$5,317	28%

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

In addition to an existing sub-advisory relationship with New York Life Investments for certain funds, and the adoption of the Epoch Funds indicated above, EIP and New York Life Investments have entered into an arrangement wherein, among other things, EIP and an affiliate of New York Life Investments have established a distribution and administration relationship with respect to certain separately managed account and unified managed account strategies, and for a period of three years commencing November 2009 New York Life Investments agreed to pay certain additional base fees and meet minimum distribution targets. Final payment of additional base fees was received in November 2012. Although there are no longer any additional base fees or minimum distribution targets, the relationship between EIP and New York Life Investments remains ongoing.

For the three and six months ended December 31, 2012 New York Life Investment Management accounted for approximately 13% and 14% of condensed consolidated operating revenues, respectively. For the three and six months ended December 31, 2011, this relationship accounted for approximately 18% of condensed consolidated operating revenues. Our relationship and services with New York Life Investment Management are considered important to our ongoing growth strategy.

Revenue by Client Domicile

The following charts show our operating revenue by client domicile as a percentage of total operating revenue for the six months ended December 31, 2012 and 2011:

Results of Operations

For The Three Months Ended December 31, 2012 and 2011

For the three months ended December 31, 2012, net income was $5.7 million, a decrease of 2%, or $0.1 million, from the same period a year ago.

Basic earnings per share were $0.24 compared to $0.25 per share for the same period a year ago. Revenues increased by $6.1 million offset by increased operating expenses of $6.3 million. The increase in operating expenses was driven by increases in employee compensation and benefits of $2.2 million, occupancy and technology costs of $1.0 million, and professional fees and services of $3.2 million. Included within the increase in professional fees and services were merger related expenses of $2.8 million.

For The Six Months Ended December 31, 2012 and 2011

For the six months ended December 31, 2012, net income was $13.6 million, an increase of 33%, or $3.4 million, from the same period a year ago.

Basic earnings per share were $0.58 compared to $0.44 per share for the same period a year ago. Revenues increased by $14.7 million, offset by increased operating expenses of $9.5 million. The increase in operating expenses was driven by increases in employee compensation and benefits of $4.7 million, occupancy and technology costs of $1.6 million, and professional fees and services of $3.3 million. Included within the increase in professional fees and services were merger related expenses of $2.8 million.

Operating Revenues:

	Three Months Ended				Six Months Ended
	Dec. 31,	Dec. 31,	‘12 vs ‘11 Change		Dec. 31,	Dec. 31,	‘12 vs ‘11 Change
(Dollars in thousands)	2012	2011	$	%	2012	2011	$	%
Investment advisory and management fees	$27,309	$20,694	$6,615	32%	$54,500	$38,805	$15,695	40%
As a percent of total revenue	98%	95%			98%	95%

The increase in investment advisory and management fees for both the three and six months ended December 31, 2012 was driven by increases in average AUM. The growth in AUM is a result of net inflows from new and existing clients and market appreciation. Net inflows for the past twelve months were approximately $2.7 billion and market appreciation was approximately $2.6 million. Average AUM for the three months ended December 31, 2012 was approximately $24.2 billion compared to $17.9 billion for the prior year.

Our average effective fee rate (investment advisory and management fees, excluding performance fees, as a percentage of average AUM) overall was approximately 45 basis points during both the three months ended December 31, 2012 and 2011.

Institutional separate accounts had an average effective fee rate of approximately 52 and 53 basis points during the three months ended December 31, 2012 and 2011, respectively. During the six months ended December 31, 2012 and 2011, the average effective fees were 52 and 53 basis points. Institutional separate accounts were approximately 53% and 46% of AUM during those periods, respectively.

Sub-advisory AUM had an average effective fee rate of approximately 38 and 40 basis points during the three months ended December 31, 2012 and 2011 respectively. During the six months ended December 31, 2012 and 2011, the average effective fees were 38 and 40 basis points. Sub-advisory AUM was approximately 46% and 53% of AUM during those periods, respectively.

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

For the three and six months ended December 31, 2012 New York Life Investment Management, through the MainStay Epoch Funds and other funds sub-advised by EIP, accounted for approximately 13% and 14% of condensed consolidated operating revenues, respectively. For the three and six months ended December 31, 2011, New York Life Investment Management accounted for approximately 18% of condensed consolidated operating revenues.

	Three Months Ended				Six Months Ended
	Dec. 31,	Dec. 31,	‘12 vs ‘11 Change		Dec. 31,	Dec. 31,	‘12 vs ‘11 Change
(Dollars in thousands)	2012	2011	$	%	2012	2011	$	%
Performance fees	$494	$1,040	$(546)	(53%)	$927	$1,938	$(1,011)	(52%)
As a percent of total revenue	2%	5%			2%	5%

We have certain fee agreements that allow us to earn performance fees in the event that investment returns meet or exceed certain pre-established benchmarks specified in such agreements. Revenues for these incentives are recognized only when such performance targets are met or exceeded at the end of the respective measurement period.

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

Approximately 12% and 13% of AUM, had the ability to generate performance fees with varying measurement periods and criteria at December 31, 2012 and 2011, respectively. The decrease in performance fees for the three and six months ended December 31, 2012 stems from fewer performance fee accounts outperforming their targets and a reduction in relative performance, compared to the same period a year ago.

Operating Expenses:

We are continuously managing and reviewing our resource allocation. Our most significant operating expense is employee compensation. Our ability to compete depends, in part, on our ability to attract and retain key employees while managing our compensation and other costs.

	Three Months Ended				Six Months Ended
	Dec. 31,	Dec. 31,	‘12 vs ‘11 Change		Dec. 31,	Dec. 31,	‘12 vs ‘11 Change
(Dollars in thousands)	2012	2011	$	%	2012	2011	$	%
Employee compensation and benefits	$10,512	$8,353	$2,159	26%	$20,907	$16,170	$4,737	29%
As a percent of total revenue	38%	38%			38%	40%

Employee compensation and benefits include salaries, share-based compensation, incentive compensation, signing bonuses, commissions, severance, payroll taxes and benefits. Maintaining and recruiting high-caliber, experienced employees are critical to our growth strategy. We place a high emphasis on pay for performance. As such, changes in our performance as well as changes in the underlying performance of our investment strategies have an impact on compensation and benefits.

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

In conjunction with the pending Merger, we are changing our share-based compensation policy and will no longer be issuing Company shares. Instead, deferred cash compensation will be awarded to employees and invested in Company-managed funds, subject to multi-year vesting. As of December 31, 2012, there was approximately $9.2 million of total unrecognized compensation costs related to outstanding restricted stock awards. In the normal course, that cost would be expected to be recognized over a weighted-average period of approximately 1.8 years. Upon consummation of the Merger, all unvested shares would become vested and we would recognize the full amount of any remaining unrecognized compensation costs.

For the three months ended December 31, 2012 and 2011, these expenses included salaries of $3.0 million and $2.6 million, incentive compensation of $4.7 million and $3.8 million, amortization of share-based compensation of $1.6 million and $1.4 million, commissions of $0.5 million and $0.2 million, and benefits and payroll taxes of $0.7 million and $0.5 million, respectively. The increase during the current period was driven by additions to professional staff, merit increases, and our operating results, including AUM growth. Average headcount increased by approximately 11% during the three months ended December 31, 2012 when compared with the prior year period, respectively. Several additions were made to our investment and client relations teams to support our business expansion. As a percentage of total revenue, employee compensation and related benefits remained the same from the prior year three-month period.

For the six months ended December 31, 2012 and 2011, these expenses included salaries of $5.9 million and $5.2 million, incentive compensation of $9.3 million and $6.9 million, amortization of share-based compensation of $3.5 million and $2.8 million, commissions of $1.0 million and $0.3 million, and benefits and payroll taxes of $1.3 million and $0.9 million, respectively. The increase during the six month period was driven by additions to professional staff, merit increases, and our operating results, including AUM growth. Average headcount increased by approximately 11% during the six months ended December 31, 2012 when compared with the prior year period, respectively. Several additions were made to our investment and client relations teams to support our business expansion. As a percentage of total revenue, employee compensation and related benefits declined compared with the prior year six-month period.

We anticipate employee compensation and related benefit costs to increase during the current fiscal year in conjunction with an increase in our professional staff to support the planned growth of our business.

	Three Months Ended				Six Months Ended
	Dec. 31,	Dec. 31,	‘12 vs ‘11 Change		Dec. 31,	Dec. 31,	‘12 vs ‘11 Change
(Dollars in thousands)	2012	2011	$	%	2012	2011	$	%
Professional fees and services	$3,926	$756	$3,170	419%	$4,768	$1,467	$3,301	225%
As a percent of total revenue	14%	3%			9%	4%

These expenses include outside legal fees, independent accountants’ fees, consulting fees, employee placement fees and other professional services. Approximately $2.8 million, primarily in legal and investment banking fees, in connection with the pending Merger contributed to the increase from the comparable period in the prior year. These expenses are expected to increase during the next quarter as a result of additional costs related to the closing of the pending Merger and the defense of litigation relating thereto.

	Three Months Ended				Six Months Ended
	Dec. 31,	Dec. 31,	‘12 vs ‘11 Change		Dec. 31,	Dec. 31,	‘12 vs ‘11 Change
(Dollars in thousands)	2012	2011	$	%	2012	2011	$	%
Occupancy and technology	$2,333	$1,330	$1,003	75%	$4,069	$2,515	$1,554	62%
As a percent of total revenue	8%	6%			7%	6%

Occupancy and technology costs consist primarily of office rent and related costs, market data services, information technology costs and depreciation. An increase in rent expense related to our new office lease was the primary reason for this increase.

In conjunction with anticipated growth, we entered into a lease agreement in June 2012 for expanded new headquarters. The lease commenced on September 1, 2012. We expect to relocate all of our operations upon completion of construction in the new location, which is expected to be during the quarter ended March 31, 2013. As a result, rent expense is expected to increase by approximately $3.1 million for the fiscal year ended June 30, 2013. The Company is currently searching for a sub-tenant for its present premises in conjunction with its planned relocation. As of December 31, 2012, the Company had approximately $3.8 million of lease payments remaining on its present premises. Any loss in connection with the lease commitment on the present premises will be recognized in accordance with FASB ASC 420, Exit or Disposal Cost Obligations.

	Three Months Ended				Six Months Ended
	Dec. 31,	Dec. 31,	‘12 vs ‘11 Change		Dec. 31,	Dec. 31,	‘12 vs ‘11 Change
(Dollars in thousands)	2012	2011	$	%	2012	2011	$	%
General and administrative	$793	$766	$27	4%	$1,487	$1,465	$22	2%
As a percent of total revenue	3%	4%			3%	4%

General and administrative expenses consist primarily of expenses for travel and entertainment, advertising and marketing, insurance, and other office related expenses. These expenses were virtually unchanged from the prior year comparable periods.

	Three Months Ended				Six Months Ended
	Dec. 31,	Dec. 31,	‘12 vs ‘11 Change		Dec. 31,	Dec. 31,	‘12 vs ‘11 Change
(Dollars in thousands)	2012	2011	$	%	2012	2011	$	%
Distribution and servicing fees	$403	$470	$(67)	(14%)	$846	$969	$(123)	(13%)
As a percent of total revenue	1%	2%			2%	2%

Distribution and servicing fees represent amounts paid to third-party distributors or administrators in conjunction with the sale or administration of certain separate accounts. Distribution fees are generally a percentage of investment advisory and performance fees earned on the underlying accounts. A reduction in performance fees on certain separate accounts was the reason for the current year declines.

	Three Months Ended				Six Months Ended
	Dec. 31,	Dec. 31,	‘12 vs ‘11 Change		Dec. 31,	Dec. 31,	‘12 vs ‘11 Change
(Dollars in thousands)	2012	2011	$	%	2012	2011	$	%
Other income	$284	$331	$(47)	(14%)	$693	$137	$556	406%
As a percent of income before income taxes	3%	3%			3%	1%

Other income includes investment gains and losses, dividends and interest income. The increase from the prior year six-month comparable period primarily stems from gains associated with investments in several new Company-sponsored vehicles.

	Three Months Ended				Six Months Ended
	Dec. 31,	Dec. 31,	‘12 vs ‘11 Change		Dec. 31,	Dec. 31,	‘12 vs ‘11 Change
(Dollars in thousands)	2012	2011	$	%	2012	2011	$	%
Provision for income taxes	$4,382	$4,527	$(145)	(3%)	$10,411	$8,013	$2,398	30%
Effective income tax rate	43%	44%			43%	44%

The increase in the six-month period is the result of higher pre-tax income levels when compared with the same period a year ago.

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

Three Months Ended December 31, 2012 and Prior Three Months Ended September 30, 2012

The table below presents key operating and financial indicators for the three months ended December 31, 2012 and the prior three months ended September 30, 2012, respectively:

	Dec. 31,	Sept. 30,	Change
	2012	2012	Amt	%
Operating Indicators ($ in millions):
AUM at end of period	$24,534	$24,173	$361	1%
Average AUM for the period	$24,185	$23,900	$285	1%
Net client flows	$74	$(70)	$144	N	M

Financial Indicators ($ in thousands, except share data):
Operating Revenue	$27,803	$27,623	$180	1%
Operating Income	$9,836	$13,513	$(3,677)	(27%)
Net Income	$5,738	$7,894	$(2,156)	(27%)
Earnings Per Share:
Basic	$0.24	$0.33	$(0.09)	(27%)
Diluted	$0.24	$0.33	$(0.09)	(27%)
Operating Margin(1)	35%	49%	(14%)	N	M

NM	Not meaningful.
(1)	Defined as operating income divided by total operating revenues.

AUM increased by approximately $0.4 billion from September 30, 2012 driven primarily by market appreciation. Quarterly inflows slightly outpaced outflows by $74 million. While management fees increased, total operating income decreased primarily as a result of legal fees and investment banking fees incurred during the quarter in conjunction with the pending Merger.

Liquidity and Capital Resources

Sources of Liquidity

Our principal source of liquidity is cash flows from operating activities, particularly investment management fees. Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents and accounts receivable. While it is currently our intention to hold the held-to-maturity securities until maturity and our other investments long-term, we have the ability to convert these items into cash and cash equivalents during any fiscal year. Cash and cash equivalents, accounts receivable, held-to-maturity securities and our other investments accounted for approximately 68% of total assets as of December 31, 2012.

The following table summarizes our principal and potential sources of liquidity as of December 31, 2012 and June 30, 2012 (dollars in thousands):

	December 31, 2012	June 30, 2012
Balance Sheet Data:
Cash and cash equivalents	$21,866	$24,528
Accounts receivable	23,428	20,718
Trading securities	2,638	5,040
Available-for-sale securities	6,645	8,448
Held-to-maturity securities	509	1,218
Equity method investments	3,188	2,580

Total	$58,274	$62,532

Percent of total assets	68%	81%

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

Our philosophy regarding the maintenance of a balance sheet with a large component of cash and cash equivalents reflects our views on potential future capital requirements relating to enhancement of our investment capabilities, creation and expansion of distribution channels, potential strategic acquisitions or transactions, support of our infrastructure growth, and possible challenges to our business. If we believe that we have sufficient capital for the aforementioned needs and circumstances, our approach is to return a portion of our excess liquidity to our shareholders. Accordingly, we declared a special dividend of $0.75 per share, or $17.8 million in aggregate, in November 2012 which was paid in December 2012.

In view of the pending Merger transaction, the Company will not be issuing annual incentive stock awards to employees during the quarter ended March 31, 2013 for performance during the calendar year ended December 31, 2012. Instead, deferred cash compensation will be awarded to employees and invested in Company-managed funds, subject to multi-year vesting. As a result of this funding, as well as the ongoing Merger expenses, such as legal fees and investment banking fees to complete the transaction, we anticipate next quarter’s use of cash to be higher than historical norms.

Cash Flows Analysis

A summary of the Statements of Cash Flows for the six months ended December 31, 2012 and 2011, respectively, is as follows (in thousands):

	Six Months Ended December 31,
	2012	2011
Cash flows provided by/(used in):
Operating activities	$13,635	$11,593
Investing activities	(1,569)	1,673
Financing activities	(14,728)	(2,703)

Net (decrease)/increase in cash and cash equivalents	(2,662)	10,563

Cash and cash equivalents at beginning of period	24,528	29,128

Cash and cash equivalents at end of period	$21,866	$39,691

A more detailed analysis of cash flows for the six months is as follows:

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

For the six months ended December 31, 2012, our net cash provided by operating activities totaled $13.6 million. The increase from the prior year period reflects the increase in revenues and related operating income as well as the timing differences in the cash settlement of assets and liabilities.

Accrued compensation and benefits increased by $2.7 million from the June 30, 2012 balance and primarily reflects accruals for incentive compensation. A portion of incentive compensation was paid during the quarter ended December 31, 2012. The balance of this liability will be paid shortly after the calendar year end. Prior year’s incentive compensation was paid in full during the quarter ended March 31, 2012.

Cash Flows from Investing Activities

Our cash flows from investing activities consist primarily of capital expenditures, the purchase and redemption of held-to-maturity securities, and investments in Company-sponsored products and a non-affiliated limited partnership.

Cash flows used in investing activities totaled $1.6 million for the six months ended December 31, 2012. During the period, we redeemed $3.7 million of existing investments, including $2.0 million from the non-affiliated investment limited partnership. These inflows were partially offset by $5.2 million of capital expenditures, primarily for the construction of our new corporate headquarters which we anticipate occupying during the quarter ended March 31, 2013.

Cash Flows from Financing Activities

Our cash flows from financing activities primarily reflect the payment of common stock dividends, the repurchase of our common stock, and the recognition of excess tax benefits associated with share-based compensation.

Net cash flows used in financing activities totaled $14.7 million. The primary cash flows used in financing activities during the six months ended December 31, 2012, were $22.1 million for the payment of dividends, and $0.1 million for the repurchase of common stock in conjunction with employee tax withholding obligations on the vesting of common shares. Excess tax benefits of $5.3 million offset the cash used in financing activities. Excess tax benefits arise in connection with our share-based compensation. When a restricted stock award vests, the market price on the date the stock vests to the employee may be higher than the original grant date fair market value of the award. If so, the difference between the cumulative amount that has been recognized through the Statement of Income and the vesting amount results in an excess tax benefit. Excess tax benefits reduce income taxes payable and increase additional paid-in capital in the period recognized. Proceeds from employee stock option exercises of $1.7 million also offset the cash outflows from financing activities.

Working Capital

Our working capital at December 31, 2012 and June 30, 2012 is set forth in the table below (in thousands):

	December 31, 2012	June 30, 2012	Change
			$	%

Current Assets	$56,610	$49,704	$6,906	14%
Current Liabilities	15,457	10,982	4,475	41%

Working Capital	$41,153	$38,722	$2,431	6%

Deferred Tax Assets

As of December 31, 2012, we had $8.9 million in long-term deferred tax assets, primarily relating to acquired net operating losses and alternative minimum tax credits. We believe there is sufficient positive evidence existing from earnings history, pre-tax income growth rates, current operating income levels, and the outlook for sustained profitability, to conclude that it is more likely than not that these deferred tax assets will be fully realized in future operating periods.

Capital Expenditures

In June 2012, we entered into a lease agreement to relocate our operations to 399 Park Avenue, New York, NY. This lease commenced September 1, 2012 and we expect to occupy the new premises once construction is completed, during the quarter ended March 31, 2013. The new lease is for approximately 39,500 rentable square feet. We anticipate leasehold improvements and the purchase of additional office equipment, net of the landlord’s contribution, to be in the range of $6.5 million to $7.5 million. During the six months ended December 31, 2012, we incurred $5.2 million of capital expenditures related to the new space. Any related capital expenditures and obligations for such office space will be paid from our cash flows from operations.

Quarterly Dividends on Common Stock

We have been paying regular quarterly dividends since the quarter ended December 31, 2007. During the three months ended September 30, 2012, an aggregate quarterly dividend of $1.9 million was paid. On October 1, 2012, our Board of Directors increased the Company’s quarterly cash dividend rate from $0.08 to $0.10 per share. The dividend was paid in November 2012. The aggregate quarterly dividend was approximately $2.4 million.

The Company typically pays dividends in February, May, August and November of each fiscal year. However, the actual declaration of future cash dividends, and the establishment of record and payment dates, will be subject to final determination by the Board of Directors each quarter after its review of the Company’s financial performance. Under the terms of the Merger Agreement, the Company may continue to declare or pay quarterly dividends to its common stockholders not in excess of $0.10 per share.

Special Dividends

In November 2012 the Board of Directors declared a special cash dividend of $0.75 per share on the Company’s common stock. The dividend was paid in December 2012. The aggregate dividend payment totaled approximately $17.8 million.

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

We did not repurchase any of our common stock during the three months ended December 31, 2012 under the repurchase plan. As of December 31, 2012, we have repurchased a cumulative total of 659,516 shares at a cost of approximately $6.7 million and had 490,484 shares remaining available for repurchase. All shares repurchased are shown as Treasury Stock, at cost, in the stockholders’ equity section of the Condensed Consolidated Balance Sheets.

Under the Merger Agreement, the Company has agreed not to repurchase any shares of Common Stock without the prior written consent of TD.

Employee Tax Withholding

To satisfy statutory employee tax withholding requirements related to the vesting of common shares, employees may elect to have us withhold shares and remit the necessary tax withholding on their behalf. We may promptly sell these shares in the open market on behalf of employees or acquire them as treasury shares. Any resulting gain or loss on sale is accounted for as an adjustment to additional paid-in capital. During the three and six months ended December 31, 2012, respectively, a total of 221 and 5,721 employee relinquished shares related to employee tax withholding were acquired as treasury shares at a weighted-average price of $21.32 and $23.40 per share.

Other Matters

The Company retained a financial advisor in connection with the proposed Merger. The financial advisor will receive a transaction fee currently expected to be $5.0 million for its services, $1.0 million of which became payable upon the rendering of the financial advisor’s opinion and the principal portion of which is contingent upon completion of the Merger. In addition, the Company has agreed to reimburse the financial advisor for expenses incurred in connection with its engagement.

Fair Value Measurements

Investments classified as trading securities and available-for-sale securities are measured at fair value. Fair value for these investments is measured using Level 1 inputs, as defined by the Fair Value Topic in the FASB ASC, which are publicly available, unadjusted quoted prices in active markets. We do not hold any derivative instruments or financial liabilities. See Note 4 to the Condensed Consolidated Financial Statements for a further discussion on Fair Value Measurements.

Contractual Obligations

Our contractual obligations are summarized on page 50 in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012. At December 31, 2012, there were no material changes in our contractual obligations from June 30, 2012.

Under the Merger Agreement, we are prohibited from making any material commitments of capital outside of the normal course of business or assuming indebtedness in excess of certain limits. This prohibition includes, but is not limited to, issuing or granting new shares of stock; selling, leasing, or disposing of assets; and making acquisitions or investments in excess of certain thresholds. For more information, as well as other terms and conditions, please refer to the Merger Agreement filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2012.

Off-Balance Sheet Arrangements

As of December 31, 2012, we had no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-11, Disclosures About Offsetting Assets and Liabilities. ASU No. 2011-11 provides new disclosure requirements regarding the nature of an entity’s rights of setoff and related arrangements associated with its derivative and other financial instruments. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods therein, with retrospective application required. The new disclosures are designed to make financial statements that are prepared under U.S. GAAP more comparable to those prepared under International Financial Reporting Standards (“IFRS”). We adopted this standard in January 2013. The adoption of this standard did not have a material impact on our condensed consolidated financial position, results of operations, or cash flows.

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

Our AUM was approximately $24.5 billion as of December 31, 2012. At December 31, 2012, we performed a sensitivity analysis to assess the potential loss in the fair value and associated revenue of our market-risk sensitive AUM. Assuming a 10% market decline in associated market indices, and the change proportionally distributed over all of our investment strategies, the fair value of our AUM would decrease by an estimated $2.2 billion, which would cause an annualized decrease in total investment advisory and management fees of approximately $9.8 million. We do not hedge equity price risk on this exposure.

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

At December 31, 2012 and June 30, 2012, respectively, we performed a sensitivity analysis to assess the potential loss in the fair value of these market-risk sensitive securities. The following table represents the estimated impact on our financial position assuming a hypothetical 10% decline in associated market indices (in thousands):

	Fair Value	Fair Value Assuming 10% Decline(1)	Decrease in Stockholders’ Equity(2)

At December 31, 2012:
Trading securities:(3)
Epoch Global All-Cap Fund, LLC	$2,638	$2,385	$143

Available-for-sale securities:(4)
Company-sponsored mutual funds	1,219	1,104	65
Epoch Global Champions separate account	1,095	994	57
Epoch U.S. Equity Shareholder Yield separate account	2,070	1,863	117
Investment in non-affiliated limited partnership	2,261	2,223	22

Equity method investments:(5)
Epoch Global Equity Shareholder Yield Fund, LLC	1,135	1,047	50
Epoch Global Choice Fund, LLC(6)	1,511	1,355	88
Epoch Global Absolute Return Fund, LLC	542	487	31

Total	$12,471	$11,458	$573

At June 30, 2012:
Trading securities:(3)
Epoch Global All-Cap Fund, LLC	$2,929	$2,677	$142
Epoch Global Choice Fund, LLC(6)	2,111	1,915	111

Available-for-sale securities:(4)
Company-sponsored mutual funds	1,133	1,025	60
Epoch Global Champions separate account	1,088	980	61
Epoch U.S. Equity Shareholder Yield separate account	2,000	1,800	113
Investment in non-affiliated limited partnership	4,227	4,156	40

Equity method investments:(5)
Epoch Global Equity Shareholder Yield Fund, LLC	2,073	1,912	91
Epoch Global Absolute Return Fund, LLC	507	465	24

Total	$16,068	$14,930	$642

(1)	Based upon the investment’s correlation with its associated market index, a hypothetical 10% decline in the associated market index may result in a change other than 10% in the respective investment.
(2)	All amounts shown in this column are net of tax.
(3)	Unrealized and realized gains or losses on trading securities are included in net income.
(4)	Unrealized gains or losses on available-for-sale securities are recorded in accumulated other comprehensive income/(loss), net of tax, as a separate component of stockholders’ equity until realized.
(5)	Net earnings or losses on equity method investments are included in net income.
(6)

At June 30, 2012, we were the sole investor in, and managing member of, the Epoch Global Choice Fund, LLC, and thus accounted for this investment as trading securities. During the six months ended December 31, 2012, several new investors  joined the fund, and at December 31, 2012 had substantive rights to remove us as the managing member. Therefore, we reclassified this investment to an equity method investment.

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

The table below provides information about our investment securities held-to-maturity, including expected principal flows for the fiscal years June 30, 2013 through June 30, 2017 and thereafter (in thousands):

	Payments Due in Fiscal Years Ended June 30,						Total Principal Cash Flows	Fair Market Value at December 31, 2012
	2013	2014	2015	2016	2017	Thereafter

Long-term debt securities	$—	$500	$—	$—	$—	$—	$500	$524
Weighted-average interest rate	—	2.66%	—	—	—	—	2.66%

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

Foreign Currency Exchange Risk

Certain client portfolios include securities denominated in foreign currencies. Accordingly, foreign currency fluctuations may affect the levels of our AUM. For securities denominated in currencies other than U.S. dollars, an increase in the value of the U.S. dollar relative to those non-U.S. currencies may result in a decrease in the dollar value of our AUM, which, in turn, would result in lower U.S. dollar denominated revenues. We estimate that, as of December 31, 2012, a 10% weakening or strengthening of the U.S. dollar against all or any combination of currencies to which our portfolios have exposure to exchange rates would not have a material effect on our revenues.

While we operate in the U.S., we have clients in several countries outside the U.S. However, nearly all of our revenue from these clients and the associated expenses are denominated in U.S. dollars. Therefore, only a limited portion of our revenues and expenses are impacted by movements in currency exchange rates. We estimate that, as of December 31, 2012, the effect of a 10% change in exchange rates on such revenues and expenses would not have a material effect on our results of operations. Our exposure to currency movements may likely increase as our business outside the U.S. grows, and we will continue to monitor our foreign currency exposure accordingly.

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

For the quarter ended December 31, 2012, management, with the participation of the Company’s principal executive officer and principal financial and accounting officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on such evaluation of these disclosure controls and procedures, the Company’s principal executive officer and principal financial and accounting officer have concluded that the Company’s disclosure controls and procedures were effective during the period covered by this Quarterly Report on Form 10-Q.

The Company has also established and maintains internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of condensed consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In the ordinary course of business, the Company routinely enhances its internal controls and procedures for financial reporting by either upgrading its current systems or implementing new systems. During the fiscal quarter ended December 31, 2012, there was no change in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Litigation Relating to the Merger

Shortly after the announcement of the proposed transaction, five purported class action complaints were filed by purported shareholders of Epoch against Epoch, the individual directors of Epoch, and TD. One action was filed in the Supreme Court of the State of New York, County of New York, two were filed in the Delaware Court of Chancery, a fourth was filed in the Supreme Court of the State of New York, County of Nassau, and a fifth was filed in the United States District Court for the Southern District of New York.

Specifically, on December 11, 2012, a purported shareholder of Epoch filed an action in the Supreme Court of the State of New York, County of New York, captioned Cindy Goldman TTEE GSS 508 Trust Dated May 16, 2008 v. Epoch Holding Corporation, et al. (the “Goldman Action”). The complaint names as defendants all directors of Epoch, Epoch, and TD. The plaintiff alleges that the directors of Epoch breached their fiduciary duties by approving the proposed transaction with TD, and that TD aided and abetted those alleged breaches of fiduciary duty. Specifically, the lawsuit alleges, among other things, that the Merger Agreement was reached through an unfair process that benefitted the personal and financial positions of the directors of Epoch at the expense of the shareholders of Epoch, that the Merger Consideration is inadequate, and that the deal protection devices in the Merger Agreement have precluded other bidders from making competing offers for Epoch. The plaintiff seeks, among other things, injunctive relief and attorneys’ fees concerning the alleged breaches of fiduciary duty and to prohibit the defendants from consummating the merger. On January 8, 2013, Epoch and its directors (the “Epoch Defendants”) filed a motion to dismiss the complaint or in the alternative to stay the action pending resolution of parallel proceedings in Delaware. The parties thereafter stipulated and the Court ordered that the action be stayed pending the resolution of the related Delaware Action and the Katcher Action described herein.

On December 21, 2012, another purported shareholder of Epoch filed an action in the Delaware Court of Chancery, captioned Reich v. Epoch Holding Corporation, et al (the “Reich Action”). Like the Goldman Action, this action alleges that the directors of Epoch breached their fiduciary duties in connection with the proposed transaction with TD, and that both TD and Merger Sub aided and abetted those alleged breaches of fiduciary duty. The Reich Action seeks, among other things, injunctive relief and attorneys’ fees concerning the alleged breaches of fiduciary duty and to prohibit the defendants from consummating the merger. The suit names as defendants all directors of Epoch, Epoch, TD, and Merger Sub. On December 26, 2012, another purported shareholder action was filed in the Delaware Court of Chancery, captioned Hodgson v. Epoch Holding Corporation, et al (the “Hodgson Action”). The Hodgson Action also brings breach of fiduciary duty claims against the directors of Epoch, and aiding and abetting claims against Epoch, TD, and Merger Sub, seeking similar relief.

The Epoch Defendants answered the complaint in the Reich Action on December 28, 2012. On January 3, 2013, the Court of Chancery entered an order consolidating the Reich and Hodgson Actions as In re Epoch Holding Corporation Stockholder Litigation (the “Delaware Action”) and appointed lead counsel for the consolidated action. On January 18, 2013 the parties filed a stipulation and proposed order to govern the confidential treatment of discovery materials, which the court granted on January 29, 2013. On January 18, 2013, the plaintiffs filed an unopposed motion for leave to amend their complaint, which the Court granted on January 25, 2013. On January 21, 2013, the parties filed a proposed stipulated scheduling order to govern discovery and any motions for preliminary injunction that the plaintiffs may file, which the Court granted on January 28, 2013. The plaintiffs filed their amended class action complaint on January 25, 2013, which added claims that the director defendants breached their duty of disclosure by omitting or misstating material information in Epoch’s preliminary proxy statement. On February 6, 2013, the Epoch Defendants answered the plaintiffs’ amended complaint.

The third-filed action was brought in the Supreme Court of the State of New York, County of Nassau, on December 24, 2012, captioned Katcher v. Epoch Holding Corporation, et al. (the “Katcher Action”). The plaintiffs brought claims similar to those raised in the Goldman Action and Delaware Action against Epoch, the members of Epoch’s board, and TD, and seek declaratory and injunctive relief. The plaintiffs claim that Epoch’s directors breached their fiduciary duties in connection with entering into the proposed transaction with TD, and that TD and Epoch aided and abetted the alleged breaches of fiduciary duty. On January 16, 2013, the Epoch Defendants filed a notice of motion to dismiss the complaint or stay the action pending the resolution of the parallel Delaware Action (the “Motion to Dismiss/Stay”). The plaintiffs filed an amended complaint on January 21, 2013, adding allegations that Epoch’s directors breached their duty of disclosure by omitting or misstating material information in Epoch’s preliminary proxy statement. The plaintiffs also filed a motion on order to show cause providing for expedited discovery (the “Motion for Expedited Discovery”) on January 23, 2013. The plaintiffs filed their brief in opposition to the Motion to Dismiss/Stay on January 25, 2013. On January 29, 2013, the Epoch Defendants filed a cross-motion to stay discovery, and a brief in support of that cross-motion and in opposition to the plaintiffs’ Motion for Expedited Discovery. On January 30, 2013, the Epoch Defendants filed a reply brief in further support of their Motion to Dismiss/Stay. On February 3, 2013, the plaintiffs moved by order to show cause to preliminarily enjoin defendants from refusing to respond to their discovery demands absent a stay of the action or an order of the court (the “February 3rd Motion”). On February 4, 2013, the court set a hearing date of February 13, 2013 to hear the plaintiffs’ February 3rd Motion, and ordered that pending the hearing and determination of the February 3rd Motion, and further order of the court, the defendants must comply with the plaintiffs’ discovery requests. Both the Epoch Defendants’ Motion to Dismiss/Stay and the plaintiffs’ Motion for Expedited Discovery remain pending before the court.

On January 24, 2013, another purported shareholder of Epoch filed a similar action in the United States District Court for the Southern District of New York, captioned Wilks v. Priest, et al. The defendants include Epoch, the members of its board, TD, and Merger Sub. The plaintiff brought a claim under Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder regarding the disclosures in Epoch’s preliminary proxy. The plaintiff also brought a breach of fiduciary duty claim and a breach of duty of disclosure claim against the Epoch directors, and an aiding and abetting claim against TD and Merger Sub. The plaintiff seeks, among other things, declaratory and injunctive relief and, if the proposed transaction is consummated, rescission of the transaction or rescissory damages.

Epoch and its board of directors believe these claims are entirely without merit, and intend to vigorously defend against these actions.

Item 1A.	Risk Factors.

You should carefully consider the risk factors disclosed in our Annual Report on Form 10-K for the year ended June 30, 2012 included under Item 1A., “Risk Factors” in addition to the other information set forth in this report including the risk factors set forth below. The risks described below and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

There are risks and uncertainties associated with our proposed pending Merger with The Toronto-Dominion Bank.

As previously announced on December 6, 2012, the Company, The Toronto-Dominion Bank (“TD”) and Empire Merger Sub, Inc. (“Merger Sub”), a wholly owned subsidiary of TD, entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, subject to the satisfaction or waiver of certain conditions, Merger Sub will be merged with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of TD (the “Merger”). The Merger Agreement was unanimously approved by the Company’s Board of Directors and is expected to be completed during the first half of calendar year 2013.

There are a number of risks and uncertainties relating to the Merger. For example, the Merger may not be consummated or may not be consummated in the timeframe or manner currently anticipated, as a result of several factors, including, among other things, the occurrence of any event, change, or other circumstances that could give rise to the termination of the Merger Agreement, including a termination under circumstances that would require us to pay a termination fee of $20 million. In addition, there can be no assurance that approval of our shareholders will be obtained, that the other conditions to closing of the Merger will be satisfied or waived or that other events will not intervene to delay or result in the termination of the Merger. If the Merger is not completed, the price of our common stock may change to the extent that the current market price of our common stock may reflect an assumption that the Merger will be consummated.

Pending the closing of the Merger, the Merger Agreement also restricts us from engaging in certain actions without TD’s consent, which could prevent us from pursuing opportunities that may arise prior to the closing of the merger. Any delay in closing or a failure to close could have a negative impact on our business and stock price as well as our relationships with our customers, vendors or employees, as well as a negative impact on our ability to pursue alternative strategic transactions and/or our ability to implement alternative business plans.

Our business could be adversely impacted as a result of uncertainty related to the proposed Merger.

There are a number of risks and uncertainties relating to the impact of the Merger on our business. These risks include the following:

•	the attention of our management may be directed to transaction-related considerations and may be diverted from the day-to-day operations of our business;

•	our employees may experience uncertainty about their future roles with us, which might adversely affect our ability to retain and hire key personnel and other employees;

•

clients or other parties with which we maintain business relationships may experience uncertainty about our future and seek alternative relationships with third parties or seek to alter their business relationships with us;

•	the potential adverse effect on our business and operations because of certain covenants we agreed to in the Merger Agreement; and

•	the amount of the costs, fees and expenses for professional services and transaction costs in connection with the proposed Merger regardless of whether or not the Merger is consummated.

Lawsuits have been filed against the Company relating to the proposed Merger with TD. The outcome of these lawsuits is uncertain and an adverse ruling in any such lawsuits may prevent the proposed Merger from being completed.

Since the proposed Merger with TD was announced on December 6, 2012, the Company, certain Company officers and directors, TD and Merger Sub have been named as defendants in one or more of the five purported stockholder class actions filed in the Supreme Court of the State of New York, County of New York, Supreme Court of the State of New York, County of Nassau, the Delaware Court of Chancery and the United States District Court for the Southern District of New York by stockholders of the Company challenging the proposed Merger. The actions seek, among other things, to enjoin the defendants from completing the Merger on the agreed upon terms. In addition, other lawsuits may be brought against us related to the proposed Merger. We may be required to defend such lawsuits, thus incurring significant expenses. If these actions or similar actions that may be brought are successful, the Merger could be delayed or prevented. See Part II, Item 1. herein for further information on litigation related to the Merger.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Purchases of Equity Securities by the Issuer.

Common Stock Repurchase Plan

There were no share repurchases under the Company’s Stock Repurchase Plan during the three months ended December 31, 2012. As of December 31, 2012, the Company has repurchased a cumulative total of 659,516 shares and has 490,484 shares remaining for repurchase under the existing repurchase plan. Under the Merger Agreement, the Company has agreed not to repurchase any shares of Common Stock without the prior written consent of TD.

Employee Tax Withholding

To satisfy statutory employee tax withholding requirements related to the vesting of common shares, employees may elect to have us withhold shares and remit the necessary tax withholding on their behalf. We may promptly sell these shares in the open market on behalf of employees or acquire them as treasury shares. Any resulting gain or loss on sale is accounted for as an adjustment to additional paid-in capital. During the three months ended December 31, 2012, a total of 221 employee relinquished shares related to employee tax withholding were acquired as treasury shares at a weighted-average price of $21.32 per share.

Item 6.	Exhibits.

Exhibit No.	Description

(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	Agreement and Plan of Merger by and between The Toronto-Dominion Bank, Empire Merger Sub, Inc., and Epoch Holding Corporation, dated as of December 6, 2012 and incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed with the SEC on December 6, 2012.

(3) Articles of Incorporation and Bylaws

3.1	Certificate of Incorporation of the Registrant, as amended, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on December 7, 2004.

3.2	Amended and Restated By-Laws of Epoch Holding Corporation (as adopted April 2, 2008), incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on April 2, 2008.

(4) Instruments Defining the Rights of Security Holders

4.1*	Amended and Restated 2004 Omnibus Long-Term Incentive Compensation Plan, incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8, filed with the SEC on December 29, 2008.

4.2*	Epoch Holding Corporation 2012 Long-Term Incentive Compensation Plan, incorporated by reference to Exhibit A to the Definitive Proxy Statement on Schedule 14A, filed with the SEC on October 18, 2012.

(10) Material Contracts

10.1*	Amended and Restated Employment Agreement by and between Epoch Holding Corporation and William W. Priest, dated as of December 20, 2010 and effective as of January 1, 2011, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on December 20, 2010.

10.2	Office lease between BP 399 Park Avenue LLC (Landlord) and Epoch Investment Partners, Inc. (Tenant), dated as of June 15, 2012, incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2012, filed with the SEC on September 10, 2012.

10.45	Office lease between Vornado 640 Fifth Avenue LLC (Landlord) and Epoch Investment Partners, Inc. (Tenant), incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the SEC on September 28, 2005.

10.46	Form of Restricted Stock Award, incorporated by reference to Exhibit 10.46 to the Annual Report, as amended, on Form 10-K/A for the fiscal year ended June 30, 2006, filed with the SEC on September 28, 2006.

10.49	Office sublease between Centerview Partners Holdings LLC (Sublessor) and Epoch Investment Partners, Inc. (Sublessee), incorporated by reference to Exhibit 10.49 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the SEC on November 6, 2009.

(31) Rule 13a-14(a)/15d-14(a) Certifications

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

31.2†	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32) Section 1350 Certification

32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101) XBRL Documents

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Filed herewith.
*	Employment contract, compensatory plan or arrangement.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPOCH HOLDING CORPORATION
(Registrant)

Date: February 7, 2013	By:	/s/ ADAM BORAK
Adam Borak
Chief Financial Officer
(Principal Financial and Accounting Officer)